Form 10-K405/A
period 1995-12-31
PHARMACOPEIA INC
filed 1996-05-09
CIK 1002388

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-K/A

                                      (Mark One)

         /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

         / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                     For the Period From _________ to __________.

                           Commission File Number:  0-27188

                                  PHARMACOPEIA, INC.
                (Exact name of Registrant as specified in its charter)

            DELAWARE                                      33-0557266
  -------------------------------        ---------------------------------------
  (State or other jurisdiction of        (I.R.S. employer identification number)
   incorporation or organization)

                      101 COLLEGE ROAD EAST, PRINCETON, NJ 08540
                (Address of principal executive offices and zip code)

                                    (609) 452-3600
                 (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:  None
                                                                       ----
            Securities registered pursuant to Section 12(g) of the Act:
                            Common Stock $.0001 Par Value
                            -----------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES   X      NO
                                    -----        -----

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. /X/

    As of February 29, 1996, the approximate aggregate market value of voting stock held by nonaffiliates of the Registrant was $168,129,047. 4,288,746 shares of Common Stock held by officers, directors, and holders of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of February 29, 1996, the number of outstanding shares of the Registrant's Common Stock was 10,603,452.


                         DOCUMENTS INCORPORATED BY REFERENCE

    Certain information required by Part III of Form 10-K/A is incorporated by reference from the Registrant's Proxy Statement for the Annual Stockholders Meeting to be held June 3, 1996 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1995.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                  PHARMACOPEIA, INC.

                                    1995 FORM 10-K

                                  TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

                                       PART IV

    This amendment to Form 10-K on Form 10-K/A is submitted in response to the Securities and Exchange Commision's response to the Registrant's request for confidentiality treatment filed on March 25, 1996. The only Item revised as a result of this amendment is Item 14.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  Exhibits
  --------
    3.1*      RESTATED CERTIFICATE OF INCORPORATION OF THE REGISTRANT.
    3.3*      BYLAWS OF THE REGISTRANT.
    4.3*      STOCKHOLDERS RIGHTS AGREEMENT, DATED FEBRUARY 15, 1995.
    10.1*     SERIES A AND SERIES B PREFERRED STOCK PURCHASE AGREEMENT, DATED
              JULY 21, 1993.
    10.2*     SERIES B PREFERRED STOCK PURCHASE AGREEMENT, DATED MARCH 11, 1994.
    10.3*     SERIES C PREFERRED STOCK PURCHASE AGREEMENT, DATED DECEMBER 22,
              1994.
    10.4*     SERIES D PREFERRED STOCK PURCHASE AGREEMENT, DATED FEBRUARY 15,
              1995.
    10.5      AMENDED 1994 INCENTIVE STOCK PLAN.
    10.6*     1995 EMPLOYEE STOCK PURCHASE PLAN.
    10.7*     1995 DIRECTOR OPTION PLAN.
    10.8+*    LIBRARY COLLECTION AGREEMENT, DATED AS OF OCTOBER 1, 1995,
              BETWEEN PHARMACOPEIA AND SANDOZ PHARMA LTD.
    10.9+*    RESEARCH, LICENSE, AND ROYALTY AGREEMENT, DATED AS OF FEBRUARY
              15, 1995, BETWEEN PHARMACOPEIA AND BERLEX LABORATORIES, INC.
    10.10+*   LICENSE AGREEMENT, DATED AS OF OCTOBER 6, 1995, AMONG
              PHARMACOPEIA, THE TRUSTEES OF COLUMBIA UNIVERSITY IN THE CITY .
              OF NEW YORK AND COLD SPRING HARBOR LABORATORY.
    10.11+*   COLLABORATION AGREEMENT, DATED AS OF DECEMBER 22, 1994, BETWEEN
              PHARMACOPEIA AND SCHERING CORPORATION AND SCHERING-PLOUGH, LTD.
    10.12+*   RANDOM LIBRARY AGREEMENT, DATED AS OF DECEMBER 22, 1994, BETWEEN
              PHARMACOPEIA AND SCHERING CORPORATION AND SCHERING-PLOUGH, LTD.
    10.13*    LEASE AGREEMENT BETWEEN PHARMACOPEIA AND EASTPARK AT 8A.
    10.13(A)  AMENDMENT DATED JANUARY 22, 1996 TO LEASE AGREEMENT BETWEEN
              PHARMACOPEIA AND EASTPARK AT 8A
    10.14*    SUBLEASE, DATED AS OF DECEMBER 7, 1994, BETWEEN PHARMACOPEIA AND
              ENICHEM AMERICAS, INC.
    10.15*    LEASE, DATED AS OF MAY 2, 1994, BETWEEN PHARMACOPEIA AND COLLEGE
              ROAD ASSOCIATES LIMITED, AS AMENDED.
    10.15(A)  LEASE, DATED AS OF DECEMBER 1, 1995, BETWEEN PHARMACOPEIA AND
              COLLEGE ROAD ASSOCIATES LIMITED, AS AMENDED.
    10.16*    SUBLEASE AGREEMENT, DATED AS OF OCTOBER 29, 1993, BETWEEN
              PHARMACOPEIA AND CYTOGEN CORPORATION.
    10.17*    EMPLOYMENT AGREEMENT, DATED OCTOBER 4, 1994, BETWEEN THE COMPANY
                AND LEWIS J. SHUSTER.
    10.18*    EMPLOYMENT AGREEMENT, DATED JANUARY 18, 1994, BETWEEN THE COMPANY
                AND JOSEPH A. MOLLICA, PH.D.
    10.19*    EMPLOYMENT AGREEMENT, DATED MAY 18, 1993, BETWEEN THE COMPANY AND
                JOHN C. CHABALA, PH.D.
    10.20*    EMPLOYMENT AGREEMENT, DATED JUNE 3, 1993, BETWEEN THE COMPANY AND
                JOHN J. BALDWIN, PH.D.
    10.21*    EMPLOYMENT AGREEMENT, DATED DECEMBER 2, 1993, BETWEEN THE COMPANY
                AND NOLAN H. SIGAL, M.D., PH.D.
    10.22*    CONSULTING AGREEMENT, DATED APRIL 30, 1993, BETWEEN THE COMPANY
              AND W. CLARK STILL, PH.D.
    10.23*    WARRANT TO PURCHASE COMMON STOCK ISSUED TO COLUMBIA UNIVERSITY.
    10.24*    WARRANT TO PURCHASE COMMON STOCK ISSUED TO COLD SPRING HARBOR
              LABORATORY.
    10.25++   COLLABORATION AGREEMENT EFFECTIVE AS OF DECEMBER 31, 1995 BETWEEN
                PHARMACOPEIA AND BAYER
    10.26++   RANDOM LIBRARY AGREEMENT EFFECTIVE AS OF DECEMBER 31, 1995
              BETWEEN PHARMACOPEIA AND BAYER
    10.29     EMPLOYMENT AGREEMENT, DATED JANUARY 24, 1996, BETWEEN THE COMPANY
                AND NANCY M. GRAY, PH.D.
    11.1*     STATEMENT RE COMPUTATION OF PER SHARE EARNINGS.
    23.1*     CONSENT OF ERNST & YOUNG LLP.
    24.1*     POWERS OF ATTORNEY.

- - -------------------
*  PREVIOUSLY FILED ON FORM S-1 AND FORM 10-K.
+  CONFIDENTIAL TREATMENT GRANTED.
++ REVISED EXHIBITS IN RESPONSE TO THE SEC'S COMMENTS TO CONFIDENTIAL TREATMENT
   REQUEST.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PHARMACOPEIA, INC.


                                       By:  /s/ LEWIS J. SHUSTER
                                                ----------------
                                                Lewis J. Shuster
                                                Chief Financial Officer
                                                (Principal Accounting Officer)

                                       Date:  May 8, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                         Title                              Date
- - ---------                         -----                              ----

             *
- - --------------------------
(Joseph A. Mollica, Ph.D.)   Chairman of the  Board             May 8, 1996
                             and Chief  Executive Officer
                             (Principal Executive Officer)

   /s/ LEWIS J. SHUSTER
- - --------------------------
    (Lewis J. Shuster)       Chief Financial Officer            May 8, 1996
                             (Principal Financial and
                             Accounting Officer)
             *
- - --------------------------
 (John C. Chabala, Ph.D.)    Director                           May 8, 1996

             *
- - --------------------------
    (Lawrence A. Bock)       Director                           May 8, 1996

             *
- - --------------------------
     (Brook E. Byers)        Director                           May 8, 1996

             *
- - --------------------------
    (Samuel D. Colella)      Director                           May 8, 1996

             *
- - --------------------------
      (Eileen M. More)       Director                           May 8, 1996

             *
- - --------------------------
     (Gary E. Costley)       Director                           May 8, 1996

             *
- - --------------------------
  (W. Clark Still, Ph.D.)    Director                           May 8, 1996

  /s/ LEWIS J. SHUSTER
- - --------------------------
     (Lewis J. Shuster)      Attorney in Fact                   May 8, 1996


- - --------------------
* By Lewis J. Shuster, Attorney in Fact.

                                  INDEX TO EXHIBITS

      Exhibit                                               Sequentially
      Number              Exhibit Name                     Numbered Page
    --------- -------------------------------------------  -------------
    10.25 *   Collaboration Agreement effective as of
              December 31, 1995 between Pharmacopeia
              and Bayer.
    10.26 *   Random Library Agreement effective as of
              December 31, 1995 between Pharmacopeia
              and Bayer.


- - ----------------------
* Amended exhibits filed in response to the SEC's comments to confidential treatment request.