Form 10-Q
period 1996-03-31
PHARMACOPEIA INC
filed 1996-05-15
CIK 1002388

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1996

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                           Commission File Number:  0-27118

                                  PHARMACOPEIA, INC.
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         Delaware                           33-0557266
- --------------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

        101 College Road East, Princeton, New Jersey            08540
- --------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)

                                    (609) 452-3600
- --------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

                                    Not Applicable
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days -- Yes     No  X *
                        ---    ---

*Registrant became subject to the Securities Exchange Act of 1934 on December 5, 1995 and has filed all required reports since that time.

                                                               Outstanding at
                      Class                                    March 31, 1996
- ---------------------------------------------                 ------------------
Common Stock, $.0001 par value                                   10,792,036

                                  PHARMACOPEIA, INC.
                                      FORM 10-Q
                                  TABLE OF CONTENTS

ITEM                                                                       Page
PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Balance Sheets-March 31, 1996 and December 31, 1995             3

            Statements of Operations-Three Months Ended
            March 31, 1996, and 1995                                        4

            Statements of Cash Flows-Three Months Ended
            March 31, 1996, and 1995                                        5

            Notes to Financial Statements                                   6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            7-9

PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                               10

SIGNATURE                                                                  12

INDEX TO EXHIBITS                                                          13

                                        PART I
                                FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  PHARMACOPEIA, INC.

                                    BALANCE SHEETS
                                    (IN THOUSANDS)


                                                                                      March 31, 1996   December 31, 1995
                                                                                       --------------   -----------------
                                                                                       (Unaudited)

ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                         $   33,994          $   28,612
     Marketable securities                                                                 42,752              32,288
     Prepaid expenses and other current assets                                              1,517               1,155
                                                                                       ----------          ----------

TOTAL CURRENT ASSETS                                                                       78,263              62,055
     Property and equipment, net                                                            4,375               2,928
     Intangible assets, net                                                                    53                  63
     Other assets                                                                             482                 495
                                                                                       ----------          ----------
                                                                                       $   83,173          $   65,541
                                                                                       ----------          ----------
                                                                                       ----------          ----------
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                  $    1,050          $      500
     Accrued liabilities                                                                    1,306               1,741
     Notes payable and capital lease obligations, current portion                             486                 398
     Deferred revenue                                                                      12,760               7,599
                                                                                       ----------          ----------
TOTAL CURRENT LIABILITIES                                                                  15,602              10,238

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS, LONG-TERM PORTION                              1,157                 969

COMMITMENTS

STOCKHOLDERS' EQUITY:
     Preferred stock, $.0001 par value, 2,000,000 shares authorized; none issued and outstanding
     Common stock, $.0001 par value; 40,000,000 shares authorized; 10,792,036 and
       10,272,527 shares issued and outstanding at March 31, 1996 and December 31,
       1995, respectively                                                                       1                   1
     Additional paid-in capital                                                            88,454              73,745
     Accumulated deficit                                                                  (22,041)            (19,412)
                                                                                       ----------          ----------
TOTAL STOCKHOLDERS' EQUITY                                                                 66,414              54,334
                                                                                       ----------          ----------
                                                                                       $   83,173          $   65,541
                                                                                       ----------          ----------
                                                                                       ----------          ----------



                  See notes to these unaudited financial statements.

                                  PHARMACOPEIA, INC.

                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                 Three Months Ended March 31,
                                            ----------------------------------
                                                    1996             1995
                                            ----------------  ----------------
                                              (In thousands except share data)
Contract revenue                               $    2,007       $    1,094
Operating expenses:
    Research and development
       Collaborative                                2,207              902
       Proprietary                                  1,850            1,197
    General and administrative                      1,407              800
                                               ----------       ----------
Operating loss                                     (3,457)          (1,805)
Interest income                                       879              195
Interest expense                                      (51)             (16)
                                               ----------       ----------
Net loss                                       $   (2,629)      $   (1,626)
                                               ----------       ----------
                                               ----------       ----------
Net loss per share                             $     (.25)      $     (.61)
                                               ----------       ----------
                                               ----------       ----------
Weighted-average number of common shares
outstanding during the period                  10,490,538        2,677,489
                                               ----------       ----------
                                               ----------       ----------



                  See notes to these unaudited financial statements

                                  PHARMACOPEIA, INC.

                               STATEMENTS OF CASH FLOWS

                                    (IN THOUSANDS)
                                     (UNAUDITED)


                                                                                              Three Months Ended March 31,
                                                                                          --------------------------------
                                                                                              1996                1995
                                                                                          --------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                   $  (2,629)          $  (1,626)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation                                                                                 278                  69
    Amortization                                                                                  10                  10
    Changes in operating assets and liabilities:
       Increase in prepaid expenses and other current assets                                    (362)               (114)
       Decrease in other assets                                                                   13                  23
       Increase (decrease) in accounts payable                                                   550                (279)
       Decrease in accrued liabilities                                                          (435)               (266)
       Increase (decrease) in deferred revenue                                                 5,161                (406)
                                                                                           ---------           ---------
Net cash provided by (used in) operating activities                                        $   2,586           $  (2,589)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                          (1,725)               (399)
Purchase of marketable securities                                                            (22,227)             (1,022)
Proceeds from sales of marketable securities                                                  11,763
                                                                                           ---------           ---------
Net cash used in investing activities                                                      $ (12,189)          $  (1,421)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                                    14,709
Net proceeds from issuance of convertible preferred stock                                                          3,500
Increase in notes payable                                                                        384                 145
Repayments of note payable                                                                      (108)                (23)
                                                                                           ---------           ---------
Net cash provided by financing activities                                                     14,985               3,622
                                                                                           ---------           ---------
Increase (decrease) in cash and cash equivalents                                               5,382                (388)
Cash and cash equivalents at beginning of period                                              28,612               9,485
                                                                                           ---------           ---------
Cash and cash equivalents at end of period                                                 $  33,994           $   9,097
                                                                                           ---------           ---------
                                                                                           ---------           ---------



                  See notes to these unaudited financial statements

                                  PHARMACOPEIA, INC.

                            NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE (1) -- BASIS OF PRESENTATION

      The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE (2) -- NET LOSS PER COMMON SHARE

      Net loss per common share is based on net loss for the relevant period divided by the weighted average number of shares issued and outstanding during the period. Stock options and common stock issuable upon conversion of warrants are not reflected as their effect would be antidilutive for both primary and fully diluted earnings per share computations.

NOTE (3) -- COLLABORATION AND STOCK PURCHASE AGREEMENTS

      On February 2, 1996, the Company entered into a Common Stock Purchase Agreement with Bayer Corporation ("Bayer") pursuant to which Bayer purchased 329,259 shares of the Company's common stock for $10,000,000. The purchase price represented a premium over the then fair market value of the common stock.

      On March 29, 1996, the Company entered into a Collaboration Agreement and Common Stock Purchase Agreement with Daiichi Pharmaceutical Co., Ltd. ("Daiichi"). Daiichi purchased 193,634 shares of the Company's common stock for $5,000,000 and under the terms of the Collaboration Agreement will provide research funding, license fees and future milestone payments as products are developed.

NOTE (4) -- LONG-LIVED ASSETS

      On January 1, 1996, the Company adopted SFAS No. 121, "Accounting For the Impairment of Long-Lived Assets and for Long-Lived Asssets to be Disposed Of." The Company records impairment losses on long-lived assets used in operations and intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flow estimated to be generated by those assets are less than the carrying amounts of those assets. The adoption of SFAS 121 had no material impact on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Pharmacopeia, Inc. ("Pharmacoepia" or the "Company") was incorporated in March 1993 and is engaged in research and development and chemical library production for collaborations and for its own use. The Company's research and development has focused on efficient, cost effective, high throughput systems for synthesizing and screening large libraries of chemicals for new drug discovery and optimization. The Company has incurred losses since inception and, as of March 31, 1996 had an accumulated deficit of $19.4 million. The Company anticipates incurring additional losses over at least the next several years as it expands its research and development and chemical library production efforts. The Company expects that its loses will fluctuate from quarter to quarter and that such variations may be substantial.

RESULTS OF OPERATIONS

      The Company expects that its revenue sources for at least the next several years will be limited to future collaboration payments from Schering Corporation and Schering-Plough Ltd. ("Schering-Plough"), Berlex Laboratories, Inc. ("Berlex"), Sandoz Pharma, Ltd. ("Sandoz"), Bayer Corporation ("Bayer") and Daiichi Pharmaceutical Co., Ltd. ("Daiichi"), and from other customers under arrangements that may be entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate. Historical results should not be viewed as indicative of future operating results. The Company will be required to conduct significant research, development and production activities during the next several years to fulfill its obligations under the Schering-Plough, Berlex, Sandoz, Bayer, and Daiichi collaborative agreements and to develop other collaborations and technologies. The Company does not anticipate having net income in the next several years.

      THREE MONTHS ENDED MARCH 31, 1996 AND 1995

      Contract revenue increased 83% in the first quarter of 1996 to approximately $2.0 million, up approximately $0.9 million over the first quarter of 1995. The increase for the current quarter primarily reflects expanded efforts in the Company's collaborations with Schering-Plough and Berlex.

      The Company incurred research and development expenses of approximately $4.1 million and $2.1 million in the three months ended March 31, 1996 and March 31, 1995, respectively. These amounts were spent primarily for salaries and personnel expenses as the Company hired additional research and development personnel, incurred equipment depreciation and facilities expenses, and purchased laboratory supplies in connection with the expansion of the Company's chemical library production and screening efforts for collaborations and for its own use.

      Research and development expenses are expected to increase as the Company further expands its activities and incurs, among other things, expenses related to staff increases, increased rent for expanded facilities, and increased equipment and reagent purchases.

      General and administrative expenses increased by approximately $0.6 million for the first three months ended March 31, 1996 from the first three months ended March 31, 1995. The increase is primarily attributable to increased payroll and personnel expenses as the Company hired additional management and administrative personnel and the incurring of increased legal, insurance and other professional fees in connection with the overall scale up of the Company's operations.

      The Company had interest income of approximately $0.9 million and $0.2 million in the three months ended March 31, 1996 and 1995, respectively. The increase in interest income resulted from higher balances of cash and investment securities from the public offering of common stock and to a lesser extent, from research collaboration payments. Interest expense for both periods is a result of increases in interest expense incurred on notes payable and capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 1996, the Company had working capital of approximately $62.7 million. The Company has funded its activities through March 31, 1996 primarily through the sale of equity securities, funding under collaborative arrangements and equipment financing. From inception through March 31, 1996, the Company received $88.4 million in net proceeds from equity financing, received $15.5 million in research and development and license fees under collaborative agreements, and utilized $2.1 million of equipment financing.

      In connection with the Company's agreement with the Trustees of Columbia University and Cold Spring Harbor Laboratory, the Company is required to pay annual license fees and, in addition, expend $3.0 million and $4.0 million for the one year periods ending mid-July 1996 and 1997, respectively, in development and commercialization of the licensed technology. The Company is also required to pay to Columbia University certain royalties. In addition, as of March 31, 1996, the Company had outstanding commitments for construction and equipment purchases totaling approximately $2.6 million. The Company anticipates that its capital requirements will increase over the next two years as the Company expands its research and development activities. In connection with such expansion, the Company expects to incur substantial expenditures for hiring additional management, scientific and administrative personnel and for planned expansion of its facilities and replacement of laboratories currently subleased, including acquisition of additional equipment.

      The Company anticipates that its existing capital resources will be adequate to fund the Company's operations at least through 1998. There can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements depend on numerous factors, including the ability of the Company to enter into additional collaborative arrangements, competing technological and market developments, changes in the Company's existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, the purchase of additional capital equipment, the progress of the Company's drug discovery programs and the progress of the Company's customers' milestone and royalty producing activities. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all. The Company's forecasts of the period of time through which its financial resources will be adequate to support its operations is forward looking information, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds.

                                       PART II

                                  OTHER INFORMATION


      ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits:

      3.1*           Restated Certificate of Incorporation of the Company.
      3.3*           Bylaws of the Company.
      4.3*           Stockholders Rights Agreement, dated February 15, 1995.
      10.1*          Series A and Series B Preferred Stock Purchase Agreement,
                     dated July 21, 1993.
      10.2*          Series B Preferred Stock Purchase Agreement, dated
                     March 11, 1994.
      10.3*          Series C Preferred Stock Purchase Agreement, dated
                     December 22, 1994.
      10.4*          Series D Preferred Stock Purchase Agreement, dated
                     February 15, 1995.
      10.5**         Amended 1994 Incentive Stock Plan.
      10.6*          1995 Employee Stock Purchase Plan.
      10.7*          1995 Director Option Plan.
      10.8+*         Library Collection Agreement, dated as of October 1, 1995, between Pharmacopeia and Sandoz Pharma Ltd.
      10.9+*         Research, License, and Royalty Agreement, dated as of
                     February 15, 1995, between Pharmacopeia and Berlex
                     Laboratories, Inc.
      10.10+*        License Agreement, dated as of October 6, 1995, among
                     Pharmacopeia, the Trustees of Columbia University in the
                     City of New York and Cold Spring Harbor Laboratory.
      10.11+*        Collaboration Agreement, dated as of December 22, 1994,
                     between Pharmacopeia and Schering Corporation and
                     Schering-Plough, Ltd.
      10.12+*        Random Library Agreement, dated as of December 22, 1994,
                     between Pharmacopeia and Schering Corporation and
                     Schering-Plough, Ltd.
      10.13*         Lease Agreement between Pharmacopeia and Eastpark at 8A.
      10.13(a)**     Amendment dated January 22, 1996 to Lease Agreement
                     between Pharmacopeia and Eastpark at 8A
      10.14*         Sublease, dated as of December 7, 1994, between
                     Pharmacopeia and Enichem Americas, Inc.
      10.15*         Lease, dated as of May 2, 1994, between Pharmacopeia and
                     College Road Associates Limited, as amended.
      10.15(a)**     Lease, dated as of December 1, 1995, between Pharmacopeia
                     and College Road Associates Limited, as amended.
      10.16*         Sublease Agreement, dated as of October 29, 1993, between
                     Pharmacopeia and Cytogen Corporation.
      10.17*         Employment Agreement, dated October 4, 1994, between the
                     Company and Lewis J. Shuster.
      10.18*         Employment Agreement, dated January 18, 1994, between the
                     Company and Joseph A. Mollica, Ph.D.
      10.19*         Employment Agreement, dated May 18, 1993, between the
                     Company and John C. Chabala, Ph.D.
      10.20*         Employment Agreement, dated June 3, 1993, between the
                     Company and John J. Baldwin, Ph.D.
      10.21*         Employment Agreement, dated December 2, 1993, between the
                     Company and Nolan H. Sigal, M.D., Ph.D.
      10.22*         Consulting Agreement, dated April 30, 1993, between the
                     Company and W. Clark Still, Ph.D.
      10.23*         Warrant to purchase Common Stock issued to Columbia
                     University.
      10.24*         Warrant to purchase Common Stock issued to Cold Spring
                     Harbor Laboratory.
      10.25+**      Collaboration Agreement effective as of December 31, 1995
                     between Pharmacopeia and Bayer

      10.26+**      Random Library Agreement effective as of December 31, 1995 between Pharmacopeia and Bayer
      10.29**        Employment Agreement, dated January 24, 1996, between the
                     Company and Nancy M. Gray, Ph.D.
      10.30++        Collaborative Agreement dated as of March 29, 1996 with
                     Daiichi Pharmaceutical Co., Ltd.
      11.1*          Statement re Computation of Per Share Earnings.
- --------------------------------
* Incorporated by reference to the same numbered exhibit filed with the Company's Registration Statement on Form S-1 No. 33-93460.
** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K for the year ended December 31, 1995.
 + Confidential treatment granted.
++Confidential treatment requested.


      (b)    Reports on Form 8-K

             None

                                      SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PHARMACOPEIA, INC.


                                       By:   /s/ Lewis J. Shuster
                                             -----------------------------------
                                             Lewis J. Shuster
                                             Chief Financial Officer
                                             (Principal Accounting Officer)

                                       Date:  May 13, 1996

                                  PHARMACOPEIA, INC.
                                  INDEX TO EXHIBITS



EXHIBIT NUMBER  EXHIBIT NAME                                           PAGE

    10.30++     Collaborative Agreement dated March 29, 1996
                Pharmaceutical with Daiichi Co., Ltd.                   14


- ------------------------------
++Confidential treatment requested.