Form 10-Q/A
period 1996-03-31
PHARMACOPEIA INC
filed 1996-07-17
CIK 1002388

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  0-27188
                                                 -------

                               PHARMACOPEIA, INC.

- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     33-0557266
- -------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

          101 College Road East, Princeton, New Jersey                08540
- -------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip code)

                                 (609) 452-3600
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- -------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days -- Yes       No X *
                       ---      ---

*Registrant became subject to the Securities Exchange Act of 1934 on December 5, 1995 and has filed all required reports since that time.

                                                       Outstanding at
                    Class                              March 31, 1996
- --------------------------------------------         ------------------
Common Stock, $.0001 par value                           10,792,036

                               PHARMACOPEIA, INC.
                                   FORM 10-Q/A
                                TABLE OF CONTENTS

ITEM                                                          PAGE
- ----                                                          ----

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                      3

SIGNATURE                                                       4

INDEX TO EXHIBITS                                               5

                                     PART II

                                OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


 (a)     Exhibits:


3.1*        Restated Certificate of Incorporation of the Company.
3.3*        Bylaws of the Company.
4.3*        Stockholders Rights Agreement, dated February 15, 1995.
10.1*       Series A and Series B Preferred Stock Purchase Agreement, dated
            July 21, 1993.
10.2*       Series B Preferred Stock Purchase Agreement, dated March 11, 1994.
10.3*       Series C Preferred Stock Purchase Agreement, dated December 22,
            1994.
10.4*       Series D Preferred Stock Purchase Agreement, dated February 15,
            1995.
10.5**      Amended 1994 Incentive Stock Plan.
10.6*       1995 Employee Stock Purchase Plan.
10.7*       1995 Director Option Plan.
10.8*       Library Collection Agreement, dated as of October 1, 1995, between
            Pharmacopeia and Sandoz Pharma Ltd.
10.9*       Research, License, and Royalty Agreement, dated as of February 15,
            1995, between Pharmacopeia and Berlex Laboratories, Inc.
10.10*      License Agreement, dated as of October 6, 1995, among Pharmacopeia, the Trustees of Columbia University in the City of New York and Cold
            Spring Harbor Laboratory.
10.11*      Collaboration Agreement, dated as of December 22, 1994, between
            Pharmacopeia and Schering Corporation and Schering-Plough, Ltd.
10.12*      Random Library Agreement, dated as of December 22, 1994, between
            Pharmacopeia and Schering Corporation and Schering-Plough, Ltd.
10.13*      Lease Agreement between Pharmacopeia and Eastpark at 8A.
10.13(a)**  Amendment dated January 22, 1996 to Lease Agreement between
            Pharmacopeia and Eastpark at 8A
10.14*      Sublease, dated as of December 7, 1994, between Pharmacopeia and
            Enichem Americas, Inc.
10.15*      Lease, dated as of May 2, 1994, between Pharmacopeia and College
            Road Associates Limited, as amended.
10.15(a)**  Lease, dated as of December 1, 1995, between Pharmacopeia and
            College Road Associates Limited, as amended.
10.16*      Sublease Agreement, dated as of October 29, 1993, between
            Pharmacopeia and Cytogen Corporation.
10.17*      Employment Agreement, dated October 4,1994, between the Company and
            Lewis J. Shuster.
10.18*      Employment Agreement, dated January 18, 1994, between the Company and Joseph A. Mollica, Ph.D.
10.19*      Employment Agreement, dated May 18, 1993, between the Company and
            John C. Chabala, Ph.D.
10.20*      Employment Agreement, dated June 3, 1993, between the Company and
            John J. Baldwin, Ph.D.
10.21*      Employment Agreement, dated December 2, 1993, between the Company and Nolan H. Sigal, M.D., Ph.D.
10.22*      Consulting Agreement, dated April 30, 1993, between the Company and
            W. Clark Still, Ph.D.
10.23*      Warrant to purchase Common Stock issued to Columbia University.
10.24*      Warrant to purchase CommonStock issued to Cold Spring Harbor
            Laboratory.
10.25**     Collaboration Agreement effective as of December 31, 1995 between
            Pharmacopeia and Bayer
10.26**     Random Library Agreement effective as of December31, 1995 between
            Pharmacopeia and Bayer
10.29**     Employment Agreement, dated January 24, 1996, between the Company and Nancy M. Gray, Ph.D.
10.30+      Collaborative Agreement dated as of March 29, 1996 with Daiichi
            Pharmaceutical Co., Ltd.
11.1***     Statement re Computation of Per Share Earnings.
27.1        Financial Data Statement

- ---------------------
* Incorporated by reference to the same numbered exhibit filed with the Company's Registration Statement on Form S-1 No. 33-93460.
** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K for the year ended December 31, 1995.
*** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended March 31, 1996.
+    Confidential treatment requested.

 (b)     Reports on Form 8-K
         None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PHARMACOPEIA, INC.


                                             By: /s/ Lewis J. Shuster
                                                --------------------------
                                                Lewis J. Shuster
                                                Chief Financial Officer
                                                (Principal Accounting Officer)

                                             Date:  July 2, 1996

                               PHARMACOPEIA, INC.
                                INDEX TO EXHIBITS



EXHIBIT NUMBER                        EXHIBIT NAME                         PAGE
- ---------------  --------------------------------------------------------- ----
  10.30+ Collaborative Agreement dated March 29, 1996 with Daiichi Pharmaceutical Co., Ltd.

  27.1           Financial Data Statement
- ----------------

+    Confidential treatment requested.