Form 10-Q
period 1996-06-30
PHARMACOPEIA INC
filed 1996-07-31
CIK 1002388

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1996

                                          or

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
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days -- Yes     No  X *
                        ---    ---

*Registrant became subject to the Securities Exchange Act of 1934 on December 5, 1995 and has filed all required reports since that time.

                                                               Outstanding at
                      Class                                    June 30, 1996
- ---------------------------------------------                 ------------------
Common Stock, $.0001 par value                                   10,965,143

                                  PHARMACOPEIA, INC.
                                      FORM 10-Q
                                  TABLE OF CONTENTS

ITEM                                                                       Page
PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Balance Sheets-June 30, 1996 and December 31, 1995              3

            Statements of Operations-Three and Six Months Ended
            June 30, 1996 and 1995                                          4

            Statements of Cash Flows-Six Months Ended
            June 30, 1996 and 1995                                          5

            Notes to Financial Statements                                   6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             7

PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders             9

Item 5.     Other Events                                                    9

Item 6.     Exhibits and Reports on Form 8-K                               10

SIGNATURE                                                                  12

INDEX TO EXHIBITS                                                          13

                                        PART I
                                FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  PHARMACOPEIA, INC.

                                    BALANCE SHEETS
                                    (IN THOUSANDS)


                                                                                       June 30, 1996   December 31, 1995
                                                                                       --------------   -----------------
                                                                                       (Unaudited)

ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                         $   29,086          $   28,612
     Marketable securities                                                                 48,964              32,288
     Prepaid expenses and other current assets                                              1,819               1,155
                                                                                       ----------          ----------

TOTAL CURRENT ASSETS                                                                       79,869              62,055
     Property and equipment, net                                                            7,171               2,928
     Intangible assets, net                                                                    43                  63
     Other assets                                                                             606                 495
                                                                                       ----------          ----------
                                                                                       $   87,689          $   65,541
                                                                                       ----------          ----------
                                                                                       ----------          ----------
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                  $    1,017          $      500
     Accrued liabilities                                                                    1,491               1,741
     Notes payable and capital lease obligations, current portion                             687                 398
     Deferred revenue                                                                      14,337               7,599
                                                                                       ----------          ----------
TOTAL CURRENT LIABILITIES                                                                  17,532              10,238

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS, LONG-TERM PORTION                              1,760                 969

COMMITMENTS

STOCKHOLDERS' EQUITY:
     Preferred stock, $.0001 par value, 2,000,000 shares authorized; none issued and outstanding
     Common stock, $.0001 par value; 40,000,000 shares authorized; 10,965,143 and
       10,272,527 shares issued and outstanding at June 30, 1996 and December 31,
       1995, respectively                                                                       1                   1
     Additional paid-in capital                                                            92,382              73,745
     Accumulated deficit                                                                  (23,986)            (19,412)
                                                                                       ----------          ----------
TOTAL STOCKHOLDERS' EQUITY                                                                 68,397              54,334
                                                                                       ----------          ----------
                                                                                       $   87,689          $   65,541
                                                                                       ----------          ----------
                                                                                       ----------          ----------



                  See notes to these unaudited financial statements.

                                  PHARMACOPEIA, INC.

                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                 Three Months Ended June 30,             Six Months Ended June 30,
                                            ----------------------------------      ----------------------------------
                                                    1996             1995                   1996             1995
                                            ----------------  ----------------      ----------------  ----------------
                                                               (In thousands except share data)
Contract revenue                              $     2,847       $    1,013             $     4,854       $    2,107
Operating expenses:
    Research and development
       Collaborative                                2,680            1,263                   4,887            2,165
       Proprietary                                  1,890            1,312                   3,740            2,509
    General and administrative                      1,163              925                   2,570            1,725
                                              -----------       ----------             -----------       ----------
Operating loss                                     (2,886)          (2,487)                 (6,343)          (4,292)
Interest income                                     1,004              196                   1,883              391
Interest expense                                      (63)             (16)                   (114)             (32)
                                              -----------       ----------             -----------       ----------
Net loss                                      $    (1,945)      $   (2,307)            $    (4,574)      $   (3,933)
                                              -----------       ----------             -----------       ----------
                                              -----------       ----------             -----------       ----------
Net loss per share                            $      (.18)      $     (.86)            $      (.43)      $    (1.47)
                                              -----------       ----------             -----------       ----------
                                              -----------       ----------             -----------       ----------
Weighted-average number of common shares
outstanding during the period                  10,852,144        2,677,489              10,671,341        2,677,489
                                              -----------       ----------             -----------       ----------
                                              -----------       ----------             -----------       ----------



                  See notes to these unaudited financial statements

                                  PHARMACOPEIA, INC.

                               STATEMENTS OF CASH FLOWS

                                    (IN THOUSANDS)
                                     (UNAUDITED)


                                                                        Six Months Ended June 30,
                                                                      ------------------------------
                                                                          1996              1995
                                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              $  (4,574)        $  (3,933)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Depreciation                                                            559               180
    Amortization                                                             20                20
    Changes in operating assets and liabilities:
       Increase in prepaid expenses and other current assets               (664)              (97)
       Increase (decrease) in other assets                                 (111)               75
       Increase in accounts payable                                         517                35
       Increase (decrease) in accrued liabilities                          (250)               50
       Increase (decrease) in deferred revenue                            6,738              (732)
                                                                      ---------         ---------
Net cash provided by (used in) operating activities                   $   2,235         $  (4,402)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                     (4,802)           (1,352)
Purchase of marketable securities                                       (52,697)           (9,103)
Proceeds from sales of marketable securities                             36,021             8,000
                                                                      ---------         ---------
Net cash used in investing activities                                 $ (21,478)        $  (2,455)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock                               18,637
Net proceeds from issuance of convertible preferred stock                                   3,500
Acquisition of treasury stock                                                                  (1)
Increase in notes payable                                                 1,344               494
Repayments of note payable                                                 (264)              (75)
                                                                      ---------         ---------
Net cash provided by financing activities                                19,717             3,918
                                                                      ---------         ---------
Increase (decrease) in cash and cash equivalents                            474            (2,939)
Cash and cash equivalents at beginning of period                         28,612             9,485
                                                                      ---------         ---------
Cash and cash equivalents at end of period                            $  29,086         $   6,546
                                                                      ---------         ---------
                                                                      ---------         ---------



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

NOTE (3) -- COLLABORATION AND STOCK PURCHASE AGREEMENTS

      On May 31, 1996, the Company entered into a Collaboration Agreement and Common Stock Purchase Agreement with N.V. Organon ("Organon"). Organon purchased 168,623 shares of the Company's common stock for $4,165,000 and under the terms of the Collaboration Agreement will provide research funding, license fees and future milestone payments as products are developed.

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Pharmacopeia, Inc. ("Pharmacopeia" or the "Company") was incorporated in March 1993 and is engaged in research and development and chemical library production for collaborations and for its own use. The Company's research and development has focused on efficient, cost effective, high throughput systems for synthesizing and screening large libraries of chemicals for new drug discovery and optimization. The Company has incurred losses since inception and, as of June 30, 1996 had an accumulated deficit of $24.0 million. The Company anticipates incurring additional losses over at least the next several years as it expands its research and development and chemical library production efforts. The Company expects that its losses will fluctuate from quarter to quarter and that such variations may be substantial.

RESULTS OF OPERATIONS

      The Company expects that its revenue sources for at least the next several years will be limited to future collaboration payments from Schering Corporation and Schering-Plough Ltd. ("Schering-Plough"), Berlex Laboratories, Inc. ("Berlex"), Sandoz Pharma, Ltd. ("Sandoz"), Bayer Corporation ("Bayer"), Daiichi Pharmaceutical Co., Ltd. ("Daiichi"), N.V. Organon ("Organon") and from other customers under arrangements that may be entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate. Historical results should not be viewed as indicative of future operating results. The Company will be required to conduct significant research, development and production activities during the next several years to fulfill its obligations under the Schering-Plough, Berlex, Sandoz, Bayer, Daiichi, and Organon collaborative agreements and to develop other collaborations and technologies. The Company does not anticipate having net income in the next several years.

      THREE MONTHS ENDED JUNE 30, 1996 AND 1995

      Revenues totaled $2.8 million and $1.0 million in the three months ended June 30, 1996 and 1995, respectively. The increase of $1.8 million primarily reflects expanded efforts in the Company's collaborations with Schering-Plough, Berlex, Bayer, Daiichi and Organon. The 1995 revenues were attributable entirely to the Schering-Plough and Berlex collaborations.

      The Company incurred research and development expenses of $4.6 million and $2.6 million in the three months ended June 30, 1996 and June 30, 1995, respectively. These amounts were spent primarily for salaries and personnel expenses as the Company hired additional research and development personnel, incurred equipment depreciation and facilities expenses, and purchased laboratory supplies in connection with the expansion of the Company's chemical library production and screening efforts for collaborations and for its own use.

      General and administrative expenses increased by $0.2 million to $1.2 million for the three months ended June 30, 1996 from the three months ended June 30, 1995. The increase is primarily attributable to increased payroll and personnel expenses as the Company hired additional management and administrative personnel and the incurring of increased legal, insurance and other professional fees in connection with the overall scale up of the Company's operations.

      The Company had interest income of $1.0 million and $0.2 million in the three months ended June 30, 1996 and 1995, respectively. The increase in interest income resulted from higher balances of cash and investment securities from the public offering of common stock and to a lesser extent, from research collaboration payments. Interest expense for both periods is a result of increases in notes payable and capital lease obligations.

      SIX MONTHS ENDED JUNE 30, 1996 AND 1995

      Revenues totaled $4.9 million and $2.1 million in the six months ended June 30, 1996 and 1995, respectively. The increase of $2.8 million primarily reflects expanded efforts in the Company's collaborations with Schering-Plough, Berlex, Bayer, Daiichi and Organon. The 1995 revenues were attributable entirely to the Schering-Plough and Berlex collaborations.

      The Company incurred research and development expenses of $8.6 million and $4.7 million in the six months ended June 30, 1996 and June 30, 1995, respectively. These amounts were spent primarily for salaries and personnel expenses as the Company hired additional research and development personnel, incurred equipment depreciation and facilities expenses, and purchased laboratory supplies in connection with the expansion of the Company's chemical library production and screening efforts for collaborations and for its own use.

      Research and development expenses are expected to increase as the Company further expands its activities and incurs, among other things, expenses related to staff increases, increased rent for expanded facilities, and increased equipment and reagent purchases.

      General and Administrative expenses increased by $0.8 million to $2.6 million for the six months ended June 30, 1996 from the six months ended June 30, 1995. The increase is primarily attributable to increased payroll and personnel expenses as the Company hired additional management and administrative personnel and the incurring of increased legal, insurance and other professional fees in connection with the overall scale up of the Company's operations.

      The Company had interest income of $1.9 million and $0.4 million in the six months ended June 30, 1996 and 1995, respectively. The increase in interest income resulted from higher balances of cash and investment securities from the public offering of common stock and to a lesser extent, from research collaboration payments. Interest expense for both periods is a result of increases in notes payable and capital lease obligations.


LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 1996, the Company had working capital of $62.3 million. The Company has funded its activities through June 30, 1996 primarily through the sale of equity securities, funding under collaborative arrangements and equipment financing. From inception through June 30, 1996, the Company received $92.4 million in net proceeds from equity financing, received $20.5 million in research and development and license fees under collaborative agreements, and utilized $3.0 million of equipment financing.

      In connection with the Company's agreement with the Trustees of Columbia University and Cold Spring Harbor Laboratory, the Company is required to pay annual license fees and, in addition, expend $3.0 million and $4.0 million for the one year periods ending mid-July 1996 and 1997, respectively, in development and commercialization of the licensed technology. The Company is also required to pay to Columbia University certain royalties. In addition, as of June 30, 1996, the Company had outstanding commitments for construction and equipment purchases totaling $1.0 million. The Company anticipates that its capital requirements will increase over the next two years as the Company expands its research and development activities. In connection with such expansion, the Company expects to incur substantial expenditures for hiring additional management, scientific and administrative personnel and for planned expansion of its facilities and replacement of laboratories currently subleased, including acquisition of additional equipment.

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

                                       PART II

                                  OTHER INFORMATION

      ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a)  The Annual Meeting of Stockholders was held on June 3, 1996.

         (b) The following persons were re-elected to continue as directors of the Company:
                                         For              Against
                                       ---------          -------
              -  Joseph A. Mollica     8,600,045           2,550
              -  Gary E. Costley       8,596,911           5,684
              -  W. Clark Still        8,600,245           2,350

              and the following persons are incumbent directors whose terms of office continued after the Annual Meeting

              -  Lawrence A. Bock
              -  Brook H. Byers
              -  John C. Chabala
              -  Samuel D. Colella
              -  Eileen M. More

         (c) The other matters voted upon and the results of the voting were as follows

                  (1) The stockholders voted 8,277,243 shares in the affirmative and 56,217 shares in the negative to approve an amendment to the Company's 1994 Incentive Stock Plan to increase the number of shares of Common Stock received for issuance by 500,000 shares. Stockholders holding an aggregate of 4,035 shares abstained from voting on this matter.

                  (2) The stockholders voted 8,600,245 shares in the affirmative and 1,450 shares in the negative to confirm the appointment of Ernst & Young LLP as independent auditors for the 1996 fiscal year. Stockholders holding an aggregate of 900 shares abstained from voting on this matter.

                  (3) A separate tabulation of the votes cast for each director are set forth under Item 4(b) above.

      ITEM 5.        OTHER EVENTS

      The Company has received an indication that the European Patent Office is preparing to preliminarily grant to Affymax, a subsidiary of Glaxo, certain patent claims which, if subsequently issued, would cover the synthesis of encoded small molecule libraries of the type developed by the Company. The publication of the notice of grant in Europe will commence a nine-month opposition period, followed by proceedings to determine whether such patent claims should be issued. The Company intends to vigorously oppose the issuance of these claims. If any patents are issued with these claims, the Company's ability to practice its ECLiPS technology in Europe would be restricted unless the Company obtains appropriate licenses from the owner of such patents. Although the Company has business relationships with a number of European customers, the Company does not currently practice its technology in Europe. However, if any such licenses were required, there can be no assurance that such licenses would be available to the Company or would be available upon terms reasonably acceptable to the Company.

      ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits:

      3.1*           Restated Certificate of Incorporation of the Company.
      3.3*           Bylaws of the Company.
      4.3*           Stockholders Rights Agreement, dated February 15, 1995.
      10.1*          Series A and Series B Preferred Stock Purchase Agreement,
                     dated July 21, 1993.
      10.2*          Series B Preferred Stock Purchase Agreement, dated
                     March 11, 1994.
      10.3*          Series C Preferred Stock Purchase Agreement, dated
                     December 22, 1994.
      10.4*          Series D Preferred Stock Purchase Agreement, dated
                     February 15, 1995.
      10.5**         Amended 1994 Incentive Stock Plan.
      10.6*          1995 Employee Stock Purchase Plan.
      10.7*          1995 Director Option Plan.
      10.8*          Library Collection Agreement, dated as of October 1, 1995, between Pharmacopeia and Sandoz Pharma Ltd.
      10.9*          Research, License, and Royalty Agreement, dated as of
                     February 15, 1995, between Pharmacopeia and Berlex
                     Laboratories, Inc.
      10.10*         License Agreement, dated as of October 6, 1995, among
                     Pharmacopeia, the Trustees of Columbia University in the
                     City of New York and Cold Spring Harbor Laboratory.
      10.11*         Collaboration Agreement, dated as of December 22, 1994,
                     between Pharmacopeia and Schering Corporation and
                     Schering-Plough, Ltd.
      10.12*         Random Library Agreement, dated as of December 22, 1994,
                     between Pharmacopeia and Schering Corporation and
                     Schering-Plough, Ltd.
      10.13*         Lease Agreement between Pharmacopeia and Eastpark at 8A.
      10.13(a)**     Amendment dated January 22, 1996 to Lease Agreement
                     between Pharmacopeia and Eastpark at 8A
      10.13(b)       Third Amendment to Lease Agreement dated March 31, 1996
                     between Pharmacopeia and Eastpark at 8A
      10.14*         Sublease, dated as of December 7, 1994, between
                     Pharmacopeia and Enichem Americas, Inc.
      10.15*         Lease, dated as of May 2, 1994, between Pharmacopeia and
                     College Road Associates Limited, as amended.
      10.15(a)**     Lease, dated as of December 1, 1995, between Pharmacopeia
                     and College Road Associates Limited, as amended.
      10.15(b)       Third Execution and Modification of Lease dated June 7th,
                     1996, between Pharmacopeia and College Road Associates
                     Limited.
      10.16*         Sublease Agreement, dated as of October 29, 1993, between
                     Pharmacopeia and Cytogen Corporation.
      10.17*         Employment Agreement, dated October 4, 1994, between the
                     Company and Lewis J. Shuster.
      10.18*         Employment Agreement, dated January 18, 1994, between the
                     Company and Joseph A. Mollica, Ph.D.
      10.19*         Employment Agreement, dated May 18, 1993, between the
                     Company and John C. Chabala, Ph.D.

      10.20*         Employment Agreement, dated June 3, 1993, between the
                     Company and John J. Baldwin, Ph.D.
      10.21*         Employment Agreement, dated December 2, 1993, between the
                     Company and Nolan H. Sigal, M.D., Ph.D.
      10.22*         Consulting Agreement, dated April 30, 1993, between the
                     Company and W. Clark Still, Ph.D.
      10.23*         Warrant to purchase Common Stock issued to Columbia
                     University.
      10.24*         Warrant to purchase Common Stock issued to Cold Spring
                     Harbor Laboratory.
      10.25**        Collaboration Agreement effective as of December 31, 1995
                     between Pharmacopeia and Bayer
      10.26**        Random Library Agreement effective as of December 31, 1995 between Pharmacopeia and Bayer
      10.29**        Employment Agreement, dated January 24, 1996, between the
                     Company and Nancy M. Gray, Ph.D.
      10.30***       Collaborative Agreement dated as of March 29, 1996 with
                     Daiichi Pharmaceutical Co., Ltd.
      10.31+         Research Agreement between Pharmacopeia, Inc. and N.V.
                     Organon dated May 31, 1996
      11.1*          Statement re Computation of Per Share Earnings.
      27.1           Financial Data Statement
- --------------------------------
* Incorporated by reference to the same numbered exhibit filed with the Company's Registration Statement on Form S-1 No. 33-93460.
** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K for the year ended December 31, 1995.
*** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the year ended March 31, 1995.
 + Confidential treatment requested.


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


                                       PHARMACOPEIA, INC.


                                       By:   /s/ Lewis J. Shuster
                                             -----------------------------------
                                             Lewis J. Shuster
                                             Chief Financial Officer
                                             (Principal Accounting Officer)

                                       Date:  July 31, 1996

                                  PHARMACOPEIA, INC.
                                  INDEX TO EXHIBITS



EXHIBIT NUMBER  EXHIBIT NAME                                           PAGE

    10.13(b)    Third Amendment to Lease Agreement dated March 31,
                1996 between Pharmacopeia and Eastpark at 8A...........  14
    10.15(b)    Third Execution and Modification of Lease dated
                June 7th, 1996, between Pharmacopeia and College
                Road Associates Limited................................  20
    10.31+      Collaborative Agreement dated May 31, 1996
                with N.V. Organon......................................  26

- ------------------------------
+Confidential treatment requested.