Form 10-Q
period 1996-09-30
PHARMACOPEIA INC
filed 1996-11-12
CIK 1002388

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1996

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                           Commission File Number:  0-27118

                                  PHARMACOPEIA, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         Delaware                           33-0557266
--------------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

        101 College Road East, Princeton, New Jersey            08540
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)

                                    (609) 452-3600
--------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

                                    Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days -- Yes  X   No
                                         ---     ---

                                                                Outstanding at
                      Class                                    October 31, 1996
---------------------------------------------                 ------------------
Common Stock, $.0001 par value                                    10,976,462

                                  PHARMACOPEIA, INC.
                                      FORM 10-Q
                                  TABLE OF CONTENTS

ITEM                                                                       Page
PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Balance Sheets-September 30, 1996 and December 31, 1995         3

            Statements of Operations-Three and Nine Months Ended
            September 30, 1996 and 1995                                     4

            Statements of Cash Flows-Nine Months Ended
            September 30, 1996 and 1995                                     5

            Notes to Financial Statements                                   6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             6

PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                9

SIGNATURE                                                                  11

INDEX TO EXHIBITS                                                          12

                                        PART I
                                FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  PHARMACOPEIA, INC.

                                    BALANCE SHEETS
                           (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                        September 30,      December 31,
                                                                                            1996               1995
                                                                                       --------------   -----------------
                                                                                        (Unaudited)

ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                         $   32,731          $   28,612
     Marketable securities                                                                 44,223              32,288
     Prepaid expenses and other current assets                                              1,026               1,155
                                                                                       ----------          ----------

TOTAL CURRENT ASSETS                                                                       77,980              62,055
     Property and equipment, net                                                            7,823               2,928
     Intangible assets, net                                                                    32                  63
     Other assets                                                                             767                 495
                                                                                       ----------          ----------
                                                                                       $   86,602          $   65,541
                                                                                       ----------          ----------
                                                                                       ----------          ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                  $      786          $      500
     Accrued liabilities                                                                    1,960               1,741
     Notes payable and capital lease obligations, current portion                             709                 398
     Deferred revenue                                                                      14,885               7,599
                                                                                       ----------          ----------
TOTAL CURRENT LIABILITIES                                                                  18,340              10,238

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS, LONG-TERM PORTION                              1,576                 969

COMMITMENTS

STOCKHOLDERS' EQUITY:
     Preferred stock, $.0001 par value, 2,000,000 shares authorized; none issued and outstanding
     Common stock, $.0001 par value; 40,000,000 shares authorized; 10,969,913 and
       10,272,527 shares issued and outstanding at September 30, 1996 and December 31,
       1995, respectively                                                                       1                   1
     Additional paid-in capital                                                            92,400              73,745
     Accumulated deficit                                                                  (25,715)            (19,412)
                                                                                       ----------          ----------
TOTAL STOCKHOLDERS' EQUITY                                                                 66,686              54,334
                                                                                       ----------          ----------
                                                                                       $   86,602          $   65,541
                                                                                       ----------          ----------
                                                                                       ----------          ----------



                  See notes to these unaudited financial statements.

                                  PHARMACOPEIA, INC.

                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                             Three Months Ended September 30,         Nine Months Ended September 30,
                                            ----------------------------------      ----------------------------------
                                                    1996             1995                   1996             1995
                                            ----------------  ----------------      ----------------  ----------------
                                                               (In thousands except share data)
Contract revenue                             $     4,652       $    1,541             $     9,506       $    3,648
Operating expenses:
    Research and development
       Collaborative                                3,751            1,541                   8,638            3,706
       Proprietary                                  2,227            1,357                   5,967            3,866
    General and administrative                      1,361              882                   3,931            2,607
                                              -----------       ----------             -----------       ----------
Operating loss                                     (2,687)          (2,239)                 (9,030)          (6,531)
Interest income                                     1,036              145                   2,920              536
Interest expense                                      (78)             (28)                   (192)             (60)
                                              -----------       ----------             -----------       ----------
Net loss                                      $    (1,729)      $   (2,122)            $    (6,302)      $   (6,055)
                                              -----------       ----------             -----------       ----------
                                              -----------       ----------             -----------       ----------
Net loss per share                            $      (.16)      $     (.79)            $      (.59)      $    (2.26)
                                              -----------       ----------             -----------       ----------
                                              -----------       ----------             -----------       ----------
Weighted-average number of common shares
outstanding during the period                  10,967,630        2,677,489              10,770,825        2,677,489
                                              -----------       ----------             -----------       ----------
                                              -----------       ----------             -----------       ----------



                  See notes to these unaudited financial statements

                                  PHARMACOPEIA, INC.

                               STATEMENTS OF CASH FLOWS

                                    (IN THOUSANDS)
                                     (UNAUDITED)


                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                          1996              1995
                                                                      ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              $  (6,302)        $  (6,055)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Depreciation                                                          1,032               323
    Amortization                                                             30                30
    Changes in operating assets and liabilities:
       (Increase) decrease in prepaid expenses and other
         current assets                                                     129              (265)
       (Increase) in other assets                                          (272)             (216)
       Increase (decrease) in accounts payable                              286               (17)
       Increase in accrued liabilities                                      220                38
       Increase (decrease) in deferred revenue                            7,286            (1,586)
                                                                      ---------         ---------
Net cash provided by (used in) operating activities                   $   2,409         $  (7,748)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                     (5,927)           (1,957)
Purchase of marketable securities                                       (74,463)           (9,103)
Proceeds from sales of marketable securities                             62,528            13,109
                                                                      ---------         ---------
Net cash provided by (used in) investing activities                   $ (17,862)        $   2,049
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock                               18,655                 1
Net proceeds from issuance of convertible preferred stock                                   3,500
Acquisition of treasury stock                                                                  (2)
Increase in notes payable                                                 1,344               782
Repayments of note payable                                                 (427)             (136)
                                                                      ---------         ---------
Net cash provided by financing activities                                19,572             4,145
                                                                      ---------         ---------
Increase (decrease) in cash and cash equivalents                          4,119            (1,554)
Cash and cash equivalents at beginning of period                         28,612             9,485
                                                                      ---------         ---------
Cash and cash equivalents at end of period                            $  32,731         $   7,931
                                                                      ---------         ---------
                                                                      ---------         ---------



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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Pharmacopeia, Inc. ("Pharmacopeia" or the "Company") was incorporated in March 1993 and is engaged in research and development and chemical library production for collaborations and for its own use. The Company's research and development has focused on efficient, cost effective, high throughput systems for synthesizing and screening large libraries of chemicals for new drug discovery and optimization. The Company has incurred losses since inception and, as of September 30, 1996 had an accumulated deficit of $25.7 million. The Company anticipates incurring additional losses over at least the next several years as it expands its research and development and chemical library production efforts. The Company expects that its losses will fluctuate from quarter to quarter and that such variations may be substantial.

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

      THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

      Revenues totaled $4.6 million and $1.5 million in the three months ended September 30, 1996 and 1995, respectively. The increase of $3.1 million primarily reflects expanded efforts in the Company's collaborations with Schering-Plough, Berlex, Sandoz, Bayer, Daiichi and Organon. The 1995 revenues were attributable entirely to the Schering-Plough and Berlex collaborations.

      The Company incurred research and development expenses of $6.0 million and $2.9 million in the three months ended September 30, 1996 and September 30, 1995, respectively. These increased amounts primarily reflect increased salaries and personnel expenses inasmuch as the Company continued to hire additional research and development personnel, equipment depreciation and facilities expenses, and laboratory supplies purchased in connection with the expansion of the Company's chemical library production and screening efforts for collaborations and for its own use.

      General and administrative expenses increased by $0.5 million to $1.4 million for the three months ended September 30, 1996 from the three months ended September 30, 1995. The increase is primarily attributable to increased payroll and personnel expenses inasmuch as the Company continued to hire additional management and administrative personnel and the increased legal, insurance and other professional fees incurred in connection with the overall scale up of the Company's operations.

      The Company had interest income of $1.0 million and $0.1 million in the three months ended September 30, 1996 and 1995, respectively. The increase in interest income resulted from higher balances of cash and investment securities from the public offering of common stock and to a lesser extent, from research collaboration payments. Interest expense for both periods is a result of increases in notes payable and capital lease obligations.

      NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

      Revenues totaled $9.5 million and $3.6 million in the nine months ended September 30, 1996 and 1995, respectively. The increase of $5.9 million primarily reflects expanded efforts in the Company's collaborations with Schering-Plough, Berlex, Sandoz, Bayer, Daiichi and Organon. The 1995 revenues were attributable entirely to the Schering-Plough and Berlex collaborations.

      The Company incurred research and development expenses of $14.6 million and $7.6 million in the nine months ended September 30, 1996 and September 30, 1995, respectively. These increased amounts primarily reflect increased salaries and personnel expenses inasmuch as the Company continued to hire additional research and development personnel, equipment depreciation and facilities expenses, and laboratory supplies purchased in connection with the expansion of the Company's chemical library production and screening efforts for collaborations and for its own use.

      Research and development expenses are expected to continue to increase as the Company further expands its activities and incurs, among other things, expenses related to staff increases, increased rent for expanded facilities, and increased equipment and reagent purchases.

      General and administrative expenses increased by $1.3 million to $3.9 million for the nine months ended September 30, 1996 from the nine months ended September 30, 1995. The increase is primarily attributable to increased payroll and personnel expenses inasmuch as the Company continued to hire additional management and administrative personnel and increased legal, insurance and other professional fees incurred in connection with the overall scale up of the Company's operations.

      The Company had interest income of $2.9 million and $0.5 million in the nine months ended September 30, 1996 and 1995, respectively. The increase in interest income resulted from higher balances of cash and investment securities from the public offering of common stock and to a lesser extent, from research collaboration payments. Increases in interest expense for both periods is a result of increases in notes payable and capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 1996, the Company had working capital of $59.6 million. The Company has funded its activities through September 30, 1996 primarily through the sale of equity securities, funding under collaborative arrangements and equipment financing. From inception through September 30, 1996, the Company received $92.4 million in net proceeds from equity financing, received $26.8 million in research and development and license fees under collaborative agreements, and utilized $3.0 million of equipment financing.

      In connection with the Company's agreement with the Trustees of Columbia University and Cold Spring Harbor Laboratory, the Company is required to pay annual license fees and, in addition, expend $3.0 million and $4.0 million for the one year periods ending mid-July 1996 and 1997, respectively, in development and commercialization of the licensed technology. The $3.0 million expenditure requirement for 1996 has been met by the Company. The Company is also required to pay to Columbia University certain royalties. In addition, as of September 30, 1996, the Company had outstanding commitments for construction and equipment purchases totaling $1.1 million. The Company anticipates that its capital requirements will increase over the next two years as the Company expands its research and development activities. In connection with such expansion, the Company expects to incur substantial expenditures for hiring additional management, scientific and administrative personnel and for planned expansion of its facilities and replacement of laboratories currently subleased, including acquisition of additional equipment.

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

                                       PART II

                                  OTHER INFORMATION

      ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits:

      3.1*           Restated Certificate of Incorporation of the Company.
      3.3*           Bylaws of the Company.
      4.3*           Stockholders Rights Agreement, dated February 15, 1995.
      10.1*          Series A and Series B Preferred Stock Purchase Agreement,
                     dated July 21, 1993.
      10.2*          Series B Preferred Stock Purchase Agreement, dated
                     March 11, 1994.
      10.3*          Series C Preferred Stock Purchase Agreement, dated
                     December 22, 1994.
      10.4*          Series D Preferred Stock Purchase Agreement, dated
                     February 15, 1995.
      10.5**         Amended 1994 Incentive Stock Plan.
      10.6*          1995 Employee Stock Purchase Plan.
      10.7*          1995 Director Option Plan.
      10.8*+         Library Collection Agreement, dated as of October 1, 1995, between Pharmacopeia and Sandoz Pharma Ltd.
      10.9*+         Research, License, and Royalty Agreement, dated as of
                     February 15, 1995, between Pharmacopeia and Berlex
                     Laboratories, Inc.
      10.10*+        License Agreement, dated as of October 6, 1995, among
                     Pharmacopeia, the Trustees of Columbia University in the
                     City of New York and Cold Spring Harbor Laboratory.
      10.11*+        Collaboration Agreement, dated as of December 22, 1994,
                     between Pharmacopeia and Schering Corporation and
                     Schering-Plough, Ltd.
      10.12*+        Random Library Agreement, dated as of December 22, 1994,
                     between Pharmacopeia and Schering Corporation and
                     Schering-Plough, Ltd.
      10.13*         Lease Agreement between Pharmacopeia and Eastpark at 8A.
      10.13(a)**     Amendment dated January 22, 1996 to Lease Agreement
                     between Pharmacopeia and Eastpark at 8A
      10.13(b)****   Third Amendment to Lease Agreement dated March 31, 1996
                     between Pharmacopeia and Eastpark at 8A
      10.14*         Sublease, dated as of December 7, 1994, between
                     Pharmacopeia and Enichem Americas, Inc.
      10.15*         Lease, dated as of May 2, 1994, between Pharmacopeia and
                     College Road Associates Limited, as amended.
      10.15(a)**     Lease, dated as of December 1, 1995, between Pharmacopeia
                     and College Road Associates Limited, as amended.
      10.15(b)****   Third Execution and Modification of Lease dated June 7th,
                     1996, between Pharmacopeia and College Road Associates
                     Limited.
      10.16*         Sublease Agreement, dated as of October 29, 1993, between
                     Pharmacopeia and Cytogen Corporation.
      10.17*         Employment Agreement, dated October 4, 1994, between the
                     Company and Lewis J. Shuster.
      10.18*         Employment Agreement, dated January 18, 1994, between the
                     Company and Joseph A. Mollica, Ph.D.
      10.19*         Employment Agreement, dated May 18, 1993, between the
                     Company and John C. Chabala, Ph.D.

      10.20*         Employment Agreement, dated June 3, 1993, between the
                     Company and John J. Baldwin, Ph.D.
      10.21*         Employment Agreement, dated December 2, 1993, between the
                     Company and Nolan H. Sigal, M.D., Ph.D.
      10.22*         Consulting Agreement, dated April 30, 1993, between the
                     Company and W. Clark Still, Ph.D.
      10.23*         Warrant to purchase Common Stock issued to Columbia
                     University.
      10.24*         Warrant to purchase Common Stock issued to Cold Spring
                     Harbor Laboratory.
      10.25**+       Collaboration Agreement effective as of December 31, 1995
                     between Pharmacopeia and Bayer
      10.26**+       Random Library Agreement effective as of December 31, 1995 between Pharmacopeia and Bayer
      10.29**        Employment Agreement, dated January 24, 1996, between the
                     Company and Nancy M. Gray, Ph.D.
      10.30***++     Collaborative Agreement dated as of March 29, 1996 with
                     Daiichi Pharmaceutical Co., Ltd.
      10.31****++    Research Agreement between Pharmacopeia, Inc. and N.V.
                     Organon dated May 31, 1996
      10.32          Employment Agreement, dated June 20, 1996, between the
                     Company and Stephen A. Spearman, Ph.D.
      10.33          Lease Agreement, dated June 21, 1996, between
                     Pharmacopeia and South Brunswick Rental I, Ltd.
      11.1*          Statement re Computation of Per Share Earnings
      27.1           Financial Data Schedule
--------------------------------
* Incorporated by reference to the same numbered exhibit filed with the Company's Registration Statement on Form S-1 No. 33-93460.
** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K for the year ended December 31, 1995.
*** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended March 31, 1996.
**** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended June 30, 1996.
 + Confidential treatment granted.
++ Confidential treatment requested.

      (b)    Reports on Form 8-K

             None

                                      SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PHARMACOPEIA, INC.


                                       By:   /s/ Lewis J. Shuster
                                             -----------------------------------
                                             Lewis J. Shuster
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                               Chief Accounting Officer)

                                       Date:  November 12, 1996

                              PHARMACOPEIA, INC.
                              INDEX TO EXHIBITS


EXHIBIT NUMBER     EXHIBIT NAME                                           PAGE

    10.32 Employment Agreement, dated June 20, 1996, between the Company and Stephen A. Spearman, Ph.D.

    10.33          Lease Agreement, dated June 21, 1996, between
                   Pharmacopeia and South Brunswick Rental I, Ltd.

    27.1           Financial Data Schedule