Form 10-Q/A
period 1996-06-30
PHARMACOPEIA INC
filed 1997-03-11
CIK 1002388

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  0-27118

                               PHARMACOPEIA, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     DELAWARE                           33-0557266
-------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

     101 COLLEGE ROAD EAST, PRINCETON, NEW JERSEY                     08540
-------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip code)

                                 (609) 452-3600
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days -- Yes X
                        ---

           CLASS                          OUTSTANDING AT JUNE 30, 1996
----------------------------------        ----------------------------
Common Stock, $.0001 par value                       10,965,143

                               PHARMACOPEIA, INC.
                                   FORM 10-Q/A
                                TABLE OF CONTENTS



 ITEM                                                          PAGE
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

                                     PART II

                                OTHER INFORMATION

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

    3.1*         Restated Certificate of Incorporation of the Company.
    3.3*         Bylaws of the Company.
    4.3*         Stockholders Rights Agreement, dated February 15, 1995.
   10.1*         Series A and Series B Preferred Stock Purchase
                 Agreement, dated July 21, 1993.
   10.2*         Series B Preferred Stock Purchase Agreement, dated
                 March 11, 1994.
   10.3*         Series C Preferred Stock Purchase Agreement, dated
                 December 22, 1994.
   10.4*         Series D Preferred Stock Purchase Agreement, dated
                 February 15, 1995.
   10.5**        Amended 1994 Incentive Stock Plan.
   10.6*         1995 Employee Stock Purchase Plan.
   10.7*         1995 Director Option Plan.
   10.8*         Library Collection Agreement, dated as of October 1,
                 1995, between Pharmacopeia and Sandoz Pharma Ltd.
   10.9*         Research, License, and Royalty Agreement, dated as of
                 February 15, 1995, between Pharmacopeia and Berlex
                 Laboratories, Inc.
   10.10*        License Agreement, dated as of October 6, 1995, among
                 Pharmacopeia, the Trustees of Columbia University in
                 the City of New York and Cold Spring Harbor Laboratory.
   10.11*        Collaboration Agreement, dated as of December 22,
                 1994, between Pharmacopeia and Schering Corporation
                 and Schering-Plough, Ltd.
   10.12*        Random Library Agreement, dated as of December 22,
                 1994, between Pharmacopeia and Schering Corporation
                 and Schering-Plough, Ltd.
   10.13*        Lease Agreement between Pharmacopeia and Eastpart at
                 8A.
   10.13(a)**    Amendment dated January 22, 1996 to Lease Agreement
                 between Pharmacopeia and Eastpart at 8A
   10.13(b)****  Third Amendment to Lease Agreement dated March 31,
                 1996 between Pharmacopeia and Eastpart at 8A.
   10.14*        Sublease, dated as of December 7, 1994, between
                 Pharmacopeia and Enichem Americas, Inc.
   10.15*        Lease, dated as of May 2, 1994, between Pharmacopeia
                 and College Road Associates Limited, as amended.
   10.15(a)**    Lease, dated as of December 1, 1995, between
                 Pharmacopeia and College Road Associates Limited, as
                 amended.
   10.15(b)****  Third Execution and Modification of Lease dated June
                 7th, 1996, between Pharmacopeia and College Road
                 Associates Limited.
   10.16*        Sublease Agreement, dated as of October 29, 1993,
                 between Pharmacopeia and Cytogen Corporation.
   10.17*        Employment Agreement, dated October 4, 1994, between
                 the Company and Lewis J. Shuster.
   10.18*        Employment Agreement, dated January 18, 1994,
                 between the Company and Joseph A. Mollica, Ph.D.
   10.19*        Employment Agreement, dated May 18, 1993, between the
                 Company and John C. Chabala, Ph.D.
   10.20*        Employment Agreement, dated June 3, 1993, between the
                 Company and John J. Baldwin, Ph.D.
   10.21*        Employment Agreement, dated December 2, 1993,
                 between the Company and Nolan H. Sigal, M.D., Ph.D.
   10.22*        Consulting Agreement, dated April 30, 1993, between
                 the Company and W. Clark Still, Ph.D.
   10.23*        Warrant to purchase Common Stock issued to Columbia
                 University.
   10.24*        Warrant to purchase Common Stock issued to Cold
                 Spring Harbor Laboratory.
   10.25**       Collaboration Agreement effective as of December 31,
                 1995 between Pharmacopeia and Bayer
   10.26**       Random Library Agreement effective as of December 31,
                 1995 between Pharmacopeia and Bayer
   10.29**       Employment Agreement, dated January 24, 1996,
                 between the Company and Nancy M. Gray, Ph.D.
   10.30***      Collaborative Agreement dated as of March 29, 1996
                 with Daiichi Pharmaceutical Co., Ltd.
   10.31+        Research Agreement between Pharmacopeia, Inc. and N.V.
                 Organon dated May 31, 1996.
   11.1*         Statement re Computation of Per Share Earnings.
   27.1****      Financial Data Statement
--------------
* Incorporated by reference to the same numbered exhibit filed with the Company's Registration Statement on Form S-1 No. 33-93460.
** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K for the year ended December 31, 1995.
*** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended March 31, 1996.
**** Incorporated by reference to the same numbered exhibit filed with the
     Company's Form 10-Q for the quarter ended June 30, 1996.
+    Confidential treatment requested.

     (b)  Reports on Form 8-K
          None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PHARMACOPEIA, INC.


                                   By: /s/ Lewis J. Shuster
                                      -------------------------------------
                                        Lewis J. Shuster
                                        Chief Financial Officer
                                        (Principal Accounting Officer)

                                   Date: March 11, 1997

                               PHARMACOPEIA, INC.
                               INDEX TO EXHIBITS



EXHIBIT NUMBER                   EXHIBIT NAME                  PAGE
--------------   --------------------------------------------  ----
    10.31+       Research Agreement between Pharmacopeia,
                 Inc. and N.V. Organon dated May 31, 1996.


------------------
+    Confidential treatment granted.