Form 10-K
period 1996-12-31
PHARMACOPEIA INC
filed 1997-03-27
CIK 1002388

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1996

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the Period From _________ to __________.

                        Commission File Number: 0-27188
                                                -------

                              PHARMACOPEIA, INC.
            (Exact name of Registrant as specified in its charter)


       Delaware                                              33-0557266
(State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                           identification number)


                   101 College Road East, Princeton, NJ 08540
              (Address of principal executive offices and zip code)

                                 (609) 452-3600
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----
Securities registered pursuant to Section 12(g) of the Act: Common
                                                            ------
Stock $.0001 Par Value
----------------------

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X      NO
                                    --         --
           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

           The approximate aggregate market value of voting stock held by nonaffiliates of the Registrant was $151,580,618 based on the last sale price of Common Stock reported on The Nasdaq National Market on January 31, 1997. 3,594,086 shares of Common Stock held by officers, directors, and holders of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

           As of January 31, 1997, the number of outstanding shares of the Registrant's Common Stock was 11,269,054.

                      DOCUMENTS INCORPORATED BY REFERENCE

           Certain information required by Part III of Form 10-K is incorporated by reference from the Registrant's Proxy Statement for the Annual Stockholders Meeting to be held May 9, 1997 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1996.
================================================================================

                              PHARMACOPEIA, INC.

                                1996 Form 10-K

                               Table of Contents

                                                                          Page
                                                                          ----

PART I...................................................................... 3

           ITEM 1.   BUSINESS............................................... 3
           ITEM 2.   PROPERTIES.............................................17
           ITEM 3.   LEGAL PROCEEDINGS......................................17
           ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....17

PART II.....................................................................18

           ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS....................................18
           ITEM 6.   SELECTED FINANCIAL DATA................................19
           ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS....................20
           ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............22
           ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE....................22

PART III....................................................................22

           ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....22
           ITEM 11.  EXECUTIVE COMPENSATION.................................23
           ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT.............................................23
           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........23

PART IV.....................................................................23

           ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                     ON FORM 8-K............................................23

SIGNATURES..................................................................27

REPORT OF INDEPENDENT AUDITORS.............................................F-1


                                     PART I

ITEM 1.  BUSINESS

Overview

           Since its inception in March 1993, Pharmacopeia, Inc. ("Pharmacopeia" or the "Company"), a Delaware corporation, has focused its research efforts in developing a novel, proprietary technology for accelerating the pace of drug discovery for its pharmaceutical and biotechnology customers. The Company's Encoded Combinatorial Library on Polymeric Support ("ECLiPS(TM)") technology addresses a key challenge in the drug discovery process: generating and evaluating large numbers of diverse and readily identifiable small molecule compounds to find new, orally active drugs. ECLiPS enables the Company to generate hundreds of thousands of small molecule compounds at a fraction of the cost of traditional chemical synthesis methods. The Company focuses on drug discovery, and seeks customers to develop, manufacture, market and sell resulting drugs. To date, the Company has signed contracts with several customers, including Schering Corporation and Schering-Plough Ltd. (collectively "Schering-Plough"), Berlex Laboratories, Inc. ("Berlex"), Sandoz Pharmaceutical Ltd. ("Sandoz"), Bayer Corporation ("Bayer"), Daiichi Pharmaceutical Co., Ltd. ("Daiichi") and N.V. Organon ("Organon").

           The Company's technology supports its pharmaceutical and biotechnology customers in improving their drug discovery productivity. The Company uses "pool and split" combinatorial chemistry to build collections, or libraries, of 10,000 to 500,000 or more small molecule compounds by performing only 50 to 200 individual chemical reactions. The Company's ECLiPS technology offers substantial productivity improvements as compared to the 10,000 to 500,000 or more reactions that would be required to prepare similarly sized chemical libraries by synthesizing each compound individually. The ECLiPS productivity advantage results from the Company's synthesis of compounds on tiny plastic beads in large mixtures. After each solid phase synthesis step, proprietary tags are attached to the beads to indicate the chemical building block and reaction conditions used in that step. These stable, easily detectable tags enable the Company to rapidly identify from the mixture any compound that is active in a biological screening assay. The Company's tagging technology is licensed exclusively from Columbia University ("Columbia") and Cold Spring Harbor Laboratory ("Cold Spring").

           Pharmacopeia's objective is to be among the industry leaders in the discovery and optimization of novel drug candidates. The Company's commercialization strategy is to pursue collaborations with pharmaceutical and biotechnology companies. Pursuant to collaborative agreements, the Company licenses its libraries for screening by customers, forms drug discovery collaborations with its customers and plans to license internally developed compounds. The Company's technology strategy is to enhance productivity through cost reductions and increased throughput and to build the Company's library collection and its knowledge base of the relationships between chemical structures and biological targets for use in future drug discovery programs.

           When used in this Report, the words "expects", "believes", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth under the caption "Business -- Important Factors Regarding Forward Looking Statements" and elsewhere in this Report, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date of this Report and the Company disclaims any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Pharmacopeia's Drug Discovery Technology

           A major bottleneck in the drug discovery process is the limited number and diversity of available chemical compounds. Using traditional manual chemical synthesis techniques, a chemist is usually able to synthesize only 25 to 50 compounds per year. The low productivity of manual synthesis severely constrains the number of compounds available for screening in order to identify active compounds and provide the basis for initial structure-activity relationships ("SAR") analysis. Manual synthesis also slows the optimization process by limiting the number of analogs synthesized and tested.

           Numerous technologies have been developed to accelerate the synthesis of chemical compounds. Several early methods were based on either automated or combinatorial chemical synthesis of oligonucleotides and peptides, which are not generally useful as oral drugs. Combinatorial chemistry involves the synthesis of large numbers of different chemical compounds by creating all possible combinations of a set of chemical components, or building blocks. More recent methods include robotic synthesis and various combinatorial chemistry approaches to synthesizing libraries of small molecules, which are generally preferred by pharmaceutical companies as drug development candidates.

           The Company believes that its drug discovery technology offers a unique solution to the bottleneck that constrains the drug discovery process. The Company's combinatorial chemistry technology generates large, diverse libraries of the small molecules favored by pharmaceutical companies for development. Most importantly, Pharmacopeia's technology uses solid phase synthesis and an encoding system to permit rapid identification of compounds synthesized in combinatorial mixtures.

           Pharmacopeia's ECLiPS technology uses "pool and split" combinatorial chemistry to generate large, diverse libraries of 10,000 to 500,000 or more small molecule compounds by performing only 50 to 200 individual chemical reactions. The Company is able to synthesize a large number of widely diverse libraries of small molecule compounds because its chemists can combine a nearly unlimited set of chemical building blocks using a wide variety of reactions. Although large libraries of peptides, oligonucleotides and other oligomers can be generated, their diversity is constrained by the limited number of building blocks and the fewer reactions available to combine them.

           The Company uses ECLiPS to build libraries of small, low molecular weight (less than 700 Daltons) compounds, predominantly heterocycles. These low molecular weight compounds are preferred by pharmaceutical companies because they are more likely to be orally active (effective as drugs in tablet or capsule form), tend to have longer duration of action and are less expensive to manufacture. In contrast, natural peptide and oligonucleotide drugs are usually degraded by human digestive system enzymes and generally must be administered by injection. In addition, peptide and oligonucleotide drugs are often quickly eliminated from the body, which limits their duration of action.

           Pharmacopeia's ECLiPS technology allows the Company to quickly identify the chemical structure of individual small compounds synthesized in combinatorial mixtures. This identification is made possible through the use of the Company's encoded solid phase synthesis technology. Solid phase synthesis generally refers to the synthesis of compounds on tiny plastic beads. Encoding refers to the tags that the Company attaches to each bead as a compound is synthesized. These tags allow the Company to rapidly identify the chemical structure of each compound.

Description of Pharmacopeia's Drug Discovery Technology

           The Company's drug discovery approach encompasses its ECLiPS technology, assay technology, production automation, information systems and quality assurance programs.

ECLiPS Technology

           The ECLiPS technology is the central component of the Company's integrated drug discovery approach. ECLiPS includes solid phase synthesis, combinatorial chemistry and encoding molecules.

           Solid Phase Synthesis. The Company has developed proprietary methods and procedures for performing a variety of small molecule chemical reactions on tiny plastic beads. In this approach to chemical synthesis, known as solid phase synthesis, compounds are bound to these tiny plastic beads using special linkers. This approach offers several advantages over solution phase synthesis. Solid phase synthesis can often result in higher yields because the beads can be repeatedly re-exposed to reactants until the desired reaction product has reached a satisfactorily high yield. Solid phase synthesis also facilitates the isolation of individual compounds. Beads can be washed with solvents to remove byproducts, and an individual compound can then be isolated from a mixture by removing a single bead and breaking the linkage to detach the compound from the bead.

           The Company believes that its experience in solid phase synthesis of diverse, heterocyclic, small compounds is a key competitive advantage. Large, diverse libraries of these small molecules are more difficult to synthesize than libraries of oligonucleotides or peptides. The great diversity of chemical building blocks and the variety of chemical reactions that must be used in synthesizing these small molecules require a wide range of reaction conditions, including temperature, pH, solvents, catalysts and other variables. Each chemical reaction must be optimized to achieve high yields of the desired compound.

           Combinatorial Chemistry. The Company's ECLiPS technology employs "pool and split" combinatorial chemistry. For example, a chemist using a five step reaction sequence and ten building blocks per step can synthesize a mixture of 100,000 different chemicals by performing only 50 chemical reactions. Using larger numbers of building blocks or steps can create larger libraries. This technology offers substantial productivity improvement in comparison to parallel synthesis and other techniques currently employed to generate chemical libraries. Parallel synthesis is the performance of a series of individual chemical reactions, usually several dozen simultaneously, typically using robotics. In parallel synthesis, 111,110 individual chemical reactions would be required to synthesize the same 100,000 compounds that Pharmacopeia's technology can accomplish in 50 reactions. Parallel synthesis requires extensive labor and time and a significant capital investment in robotics. The labor and time disadvantage increases exponentially with library size.

           A major complication of the "pool and split" approach is that the result is a mixture of diverse compounds. Once an active compound is found in the mixture, its structure must be determined. The common approach to identify an active compound from a combinatorial mixture is deconvolution. In deconvolution, the active compound must be "reverse engineered" by resynthesizing and testing various component combinations until the structure of the active compound is deduced. Deconvolution is a slow, labor-intensive process. Determining the identity of a single active compound from a mixture may require several weeks of scientists' time. This process is also likely to generate "false positives" in which activity is the result of the sum of the activity of many weakly active compounds.

           Encoding Molecules. The Company overcomes the challenge of identifying active compounds from combinatorial mixtures through its use of a proprietary set of chemically stable small molecules, or tags, to encode each bead used in solid phase synthesis. This enables the Company to quickly identify the structure of an active compound prepared using the "pool and split" technique without resorting to deconvolution. During each step of the Company's solid phase synthesis process, specific tags are attached to the beads to indicate the chemical reagent and reaction conditions used in that step. By the end of the synthesis process, each bead has collected a set of tags that represent all of the building blocks used to create the compound on that bead. When an active compound is found in an assay, the bead from which the active compound was extracted is analyzed. The tags are detached from the bead using specific chemical reactions that break the linkage between the tag and the bead. The detached tags are read using conventional gas chromatography techniques. The results, which resemble a bar code, are captured in a database that identifies and stores data regarding the active compound.

           The Company's proprietary tags have the following important characteristics:

           Stability. The Company's proprietary tags are relatively unreactive. For this reason the tags do not break or decompose as a result of heat, vigorous shaking or other harsh reaction conditions. Thus, the tags rarely interfere with or limit the solid phase chemical reactions used to create potential new drug compounds. By contrast, the oligonucleotides and peptides used as tags by some companies are more fragile because they are more reactive. These large molecule tags may therefore interfere with chemical reactions or may be decomposed or altered chemically during compound synthesis. These factors constrain the range of chemicals that can be synthesized in solid phase when oligonucleotide or peptide tags are used.

           Size and Detectability. In contrast to the relatively large size of oligonucleotide and peptide tags, the Company's tags are small and easy to attach to and detach from the beads. The highly sensitive detection methods available for these tags allow the Company to use them in extremely small quantities. The Company's tags do not occupy a significant portion of the beads' capacity and do not interfere with the extraction or testing of detached compounds.

           Thus, using its proprietary ECLiPS technology, the Company can synthesize a large combinatorial mixture of compounds and rapidly identify the specific structure of individual active compounds found in the library. To date, the Company has used its ECLiPS technology to synthesize libraries containing an aggregate of more than 2.3 million unique chemical compounds. Many of these libraries have initially been licensed to customers for their exclusive use for varying periods of time.

           ECLiPS also assists the Company in protecting its intellectual property. When a customer licenses the Company's libraries, the Company ships microtiter plates containing library compounds detached from the beads for screening in the customer's laboratories. The beads containing the tags never leave the Company's facility. When the customer finds an active compound in an assay, the customer asks the Company to decode the compound. This process notifies the Company of active compounds identified by its customers.

Assay Technology

           The second component of the Company's integrated drug discovery approach is its proprietary assay technology. The Company employs 96-well microtiter plate solution phase assays, a standard format in the pharmaceutical and biotechnology industry, to evaluate the biological activity of compounds in the Company's libraries. The Company's adoption of this format facilitates the use of its libraries in assays performed by its customers.

           The Company has improved the 96-well microtiter plate assays it performs for its collaborators and its internal drug discovery programs. These improvements include increasing the sensitivity of detection, increasing the number of assays that can be run daily, reducing labor and materials required to execute assays and allowing simultaneous collection of information on the activity of a single compound against multiple targets.

           The Company is also developing new, ultra-high throughput screening technologies for future use in screening millions of compounds as quickly as thousands are currently screened. For example, the Company has developed gel permeation assays that can test many more compounds than can be accommodated in microtiter plates. The Company plans to continue its research and development to further improve its assay technology.

Production Automation

           Production automation technology is the third component of the Company's integrated drug discovery approach. The Company has developed proprietary instruments and methods for quickly and cost effectively manipulating large numbers of small plastic beads and the compounds that are detached from these beads. The Company's proprietary technology includes bead washing and synthesis vessels that support the synthesis process. The production automation technology also includes proprietary engineering methods and automated systems for placing individual compounds in 96-well microtiter plates and processing these plates in preparation for screening. Screening a single 50,000 compound library against 20 or more targets can require the loading, processing and testing of thousands of 96-well microtiter plates.

Information Systems

           The Company has developed proprietary software to support its drug discovery activities. Pharmacopeia's information systems assist the Company's scientists in managing the extensive data generated during library production and testing. First, the software tracks the chemical building blocks, reaction steps and tags used to create each library. The Company's systems then track the thousands of bar-coded microtiter plates filled and processed as libraries are screened. As active compounds are identified and decoded, the Company's software integrates the tag decoding results with the original library design database to quickly provide the Company's scientists with the specific chemical structure and synthesis steps for the active compound.

           The Company's information systems also include analytical and database tools. Databases of available chemical building blocks and reactions are used as reference sources in the library design process. Molecular modeling, structure analysis and statistical programs are available for designing optimization libraries. In addition, analytical and database software is used to collect and analyze the results of individual assays.

Quality Assurance

           The Company's drug discovery approach includes an extensive quality assurance program. As libraries are synthesized, representative compounds are analyzed at each reaction step to assure that yields are high and compounds are sufficiently pure. During library production, samples are tested at each reaction step to assure that the tags have been satisfactorily attached and can be decoded. Representative compounds are also tested to identify optimal solvents and detachment conditions for removing compounds from beads to perform screening assays. Production plates containing compounds for screening include control samples to further assure that plates to be screened in assays have been prepared appropriately.

Pharmacopeia's Drug Discovery Programs

           Pharmacopeia has several active drug discovery programs underway using its drug discovery technology. The Company is presently conducting nine programs pursuant to collaborative agreements with five of its customers. The Company is also using its drug discovery technology for internal programs. As of December 31, 1996, the Company was performing high throughput assays for eleven biological targets selected by the Company for its internal programs. These targets include receptors and enzymes in therapeutic areas, including inflammation, cancer, certain neurological disorders, and metabolic and cardiovascular diseases. In an effort to identify lead compounds, the Company has commenced the screening of several of its combinatorial libraries against these targets and has identified several active compounds in these assays. In the future, activities may be extended to include the optimization of lead compounds and preclinical animal studies to determine bioavailability and toxicity. The Company may seek financial support from pharmaceutical companies for the optimization of lead compounds identified by internal screening. In return for such support, the Company would offer the funding pharmaceutical company an option to license the resulting drug development candidate for commercialization. The Company may also invest its own funds to optimize these lead compounds into development candidates for outlicensing to pharmaceutical companies.

Business Strategy

           Pharmacopeia's objective is to be the industry leader in the discovery and optimization of novel drug candidates. The Company seeks to minimize its financing requirements and shorten its time to profitability by pursuing drug discovery collaborations with multiple pharmaceutical and biotechnology companies. The Company does not currently plan to develop, manufacture and sell its own pharmaceutical products. The Company's business strategy exploits the emerging trend in the pharmaceutical industry to outsource certain products and services that can be more efficiently provided by third parties. Pharmacopeia's commercialization and technology strategy has several components.

Commercialization Strategy

           The Company's commercialization strategy is to provide collections of compounds and drug development candidates to multiple pharmaceutical and biotechnology customers. Under these arrangements, the Company's customers are responsible for the clinical development and eventual manufacture and sale of resulting drugs. Customers compensate the Company through (i) funding or fees during or upon completion of its research and (ii) milestone payments and royalties on drugs based on the Company's technology and developed by the Company's customers. Each collaboration is tailored to the individual customer's needs but is developed within three broad frameworks:

           Form Drug Discovery Collaborations. The Company synthesizes targeted and optimization libraries of compounds and, using its high throughput screening technology, screens these libraries and the Company's internal libraries to identify drug development candidates.

           License Libraries. Pharmacopeia creates and licenses large libraries of compounds to customers who screen these compounds using their own assays and facilities. This increases the potential value of the Company's libraries by having them screened in drug discovery assays against many biological targets. These libraries are most often licensed on an exclusive basis and become non-exclusive after the expiration of defined time frames.

           Outlicense Compounds from Internal Discovery Programs. The Company will seek to license to third parties drug development candidates identified by the Company. The Company may also seek pharmaceutical sponsors for various internal development programs, giving the sponsor an option to license any resulting drug development candidates.

Technology Strategy

           The Company's technology strategy is to enhance productivity through cost reductions and increased throughput and to build the Company's library collection and its knowledge base of the relationships between chemical structures and biological targets for use in future drug discovery programs.

           Enhance Productivity. Pharmacopeia seeks to leverage its existing technology by increasing productivity through cost reductions and significant increases in throughput. The Company's internal research and development efforts focus on: (i) advances in the Company's automated systems; (ii) the development of enhanced software; (iii) the development of new materials and reactions for solid phase synthesis; and (iv) new high throughput screening formats; and (v) the discovery and optimization of lead compounds for the Company's internal programs.

           Develop Collection of Libraries and Knowledge Base. The Company is building sets of libraries that will eventually aggregate millions of compounds available for future screening programs. This collection of compounds will increase as new libraries are created and as outlicensed libraries are returned to the Company upon the expiration of customers' exclusivity periods. The Company believes that this growing library collection will provide a valuable source of leads for future drug discovery programs. The Company also intends to build a knowledge base of the relationships between classes of chemical structures and classes of biological targets. This knowledge base will grow as the Company designs, synthesizes and screens large numbers of compounds against a growing number of targets. The Company believes that this knowledge base will provide a future competitive advantage by enabling the Company to identify more quickly active compounds for newly identified targets.

Collaborative Arrangements

           The Company has signed collaborative agreements with Schering-Plough, Berlex, Sandoz, Bayer, Daiichi and Organon as described below.

           Schering-Plough. In December 1994, the Company and Schering-Plough signed a collaborative agreement for (i) the optimization of lead compounds that interact with a specific molecular target in the field of cancer and (ii) the identification and optimization of lead compounds that interact with specific molecular targets in the field of asthma. The Company and Schering-Plough also signed an agreement under which the Company is to provide Schering-Plough with combinatorial libraries for screening by Schering-Plough in a wide range of Schering-Plough's internal drug screening assays. Schering-Plough has paid the Company $9 million for research to be performed through the third year of the agreement. The agreements provide Schering-Plough with exclusive worldwide rights to develop and commercialize lead compounds discovered by the Company that are active against the specified molecular targets or discovered by Schering-Plough to be active in its assays. Compounds contained in libraries created by the Company for Schering-Plough will be exclusive to Schering-Plough for various time periods. These exclusivity periods can be extended upon payment of additional fees. In the event Schering-Plough successfully identifies, develops and obtains regulatory approval for drugs based upon the Company's compounds, Schering-Plough will make additional milestone payments to the Company. During 1996 Schering-Plough made its first milestone payment. Schering-Plough will also be obligated to pay to the Company royalties on the sale of any drugs that result from this relationship. In connection with the collaboration, Schering-Plough has made investments totaling $20 million in the Company.

           Berlex. In February 1995, Pharmacopeia and Berlex signed a collaborative agreement for the identification and optimization of lead compounds which interact with a specific molecular target that may have applications in the treatment of multiple sclerosis. Under the terms of this agreement, Berlex has paid the Company an aggregate of $5.5 million over the first two years of the agreement for library synthesis and screening to be conducted by the Company. During 1996 Berlex extended the agreement for an additional seven months. Berlex is also obligated to make additional payments upon the achievement of certain milestones and to pay royalties on sales of drugs that may result from the relationship. The agreement provides Berlex with exclusive worldwide rights to develop and commercialize compounds active against the specified molecular target. The agreement also provides for an exclusivity period on the compounds provided to Berlex. In connection with the collaboration, an affiliate of Berlex made a $3.5 million equity investment in the Company and purchased an additional $2.5 million of the Common Stock sold in the Company's initial public offering.

           Sandoz. Effective October 1, 1995, the Company entered into an agreement with Sandoz to create libraries in collaboration with Sandoz for screening by Sandoz. Under this agreement, the Company is obligated to provide certain numbers of compounds during each of the five years of the program. The agreement grants Sandoz an exclusivity period on the libraries, which may be extended for a fee. Under the terms of this agreement, Sandoz has paid the Company $4 million and is obligated to pay at least an additional $2 million during each subsequent year of the agreement. Sandoz has the right to terminate the collaboration period after two years provided that it makes an additional $1 million payment in the year following termination notice. The agreement provides Sandoz with exclusive worldwide rights to develop and commercialize certain products based on active compounds discovered using these libraries. In the event Sandoz successfully identifies and develops drugs based on the Company's compounds, Sandoz will make milestone payments to the Company. Sandoz will also be obligated to pay to the Company royalties on the sale of any drugs that result from the relationship.

           Bayer. Effective December 31, 1995, the Company entered into (i) a collaborative agreement with Bayer for the identification and optimization of lead compounds that interact with specific molecular target(s) selected by Bayer, and (ii) an agreement under which the Company is to provide Bayer with combinatorial libraries for screening by Bayer in Bayer's internal screening assays. Bayer has paid the Company $4 million through the second year of the agreement for library creation. Bayer is also obligated to fund research conducted by the Company during the period from July 1, 1996 through February 15, 1999 in the amount of $5.5 million. A minimum of an additional $2.75 million of research funding is due if Bayer exercises an option to extend the term of the research program for a third year. Bayer has paid the Company $2.75 million for research to be performed through the first year of the agreement. The agreements provide Bayer with exclusive worldwide rights to develop and commercialize lead compounds discovered by the Company that are active against the specified molecular targets or discovered by Bayer to be active in its assays. Compounds contained in libraries created by the Company for Bayer will be exclusive to Bayer for various time periods. These exclusivity periods can be extended upon payment of additional fees. In the event Bayer successfully identifies, develops and obtains regulatory approval for drugs based upon the Company's compounds, Bayer will make milestone payments to the Company. Bayer will also be obligated to pay to the Company royalties on the sale of any products that result from this relationship. In connection with the collaboration, Bayer made a $10 million equity investment in the Company in February 1996.

           Daiichi. Effective March 29, 1996, Pharmacopeia and Daiichi signed a collaborative agreement for the identification and optimization of lead compounds which interact with a specific molecular target(s) selected by Daiichi. Over the first three years of the agreement, Daiichi is obligated to pay the Company approximately $14 million in research and development funding and license fees, of which, Daiichi has paid the Company $4.9 million. The agreement provides Daiichi with exclusive worldwide rights to develop and commercialize compounds active against the specified molecular targets or discovered by Daiichi to be active in its assays. In the event Daiichi successfully, identifies, develops and obtains regulatory approval for drugs based upon the Company's compounds, Daiichi will make milestone payments to the Company. Daiichi will also be obligated to pay to the

Company royalties on the sale of any products that result from this relationship. In connection with the collaboration, Daiichi has made a $5 million equity investment in the Company in March 1996. Daiichi is also obligated to make an additional equity investment subject to the Company meeting a specific milestone.

           Organon. Effective May 31, 1996, the Company entered into a collaborative agreement with Organon for the identification and optimization of lead compounds that interact with specific molecular target(s) selected by Organon. Under the terms of the agreement, Organon is required to pay the Company a total of $10.7 million in research and development funding and license fees, over the initial three year term, of which, $3.1 million has been paid. Organon is also obligated to make additional payments upon the achievement of certain milestones and to pay royalties on sales of drugs that may result from the relationship. The agreement provides Organon with exclusive worldwide rights to develop and commercialize lead compounds active against the specified molecular targets or discovered by Organon to be active in its assays. In the event Organon successfully identifies, develops and obtains regulatory approval for drugs based upon the Company's compounds, Organon will make milestone payments to the Company. Organon will also be obligated to pay to the Company royalties on the sale on any products that result from the relationship. In connection with the collaboration, Organon has made a $4.2 million equity investment in the Company in May 1996 and is obligated to make an additional $4.2 million equity investment on the first anniversary of the effective date.

Customers

           During 1996 the Company recognized $14.8 million in revenue from six customers, of which, 36% of revenue came from Schering-Plough, 19% from Berlex Laboratories, 9% from Sandoz, 6% from Bayer, 16% from Daiichi and 14% from Organon. See Note 10 of Notes to Financial Statements.

Research and Development Funding

           Pharmacopeia's expenses for research and development activities were as follows:

                       Year ended December 31 (in thousands)
                      1994              1995              1996
                 ----------------  ---------------  ----------------
Collaborative           -             $5,563             $13,129
Proprietary          $5,785            5,468               8,111


These increased amounts primarily reflect additional costs incurred with the expansion of the Company's chemical library production and screening efforts for collaborations and for its own use.

Competition

           Many organizations are actively attempting to identify and optimize compounds for potential pharmaceutical development. Pharmacopeia competes with the research departments of pharmaceutical companies, biotechnology companies, other combinatorial chemistry companies and research and academic institutions. Many of these competitors have greater financial and human resources, and more experience in research and development, than the Company. Historically, pharmaceutical companies have maintained close control over their research activities, including the synthesis, screening and optimization of chemical compounds. Many of these companies, which represent the greatest potential market for Pharmacopeia's products and services, are developing combinatorial chemistry and other methodologies to improve productivity, including major investments in robotics technology to permit the automated parallel synthesis of compounds. In addition, these companies may already have large collections of compounds previously synthesized or ordered from chemical supply catalogs or other sources against which they may screen new targets. Other sources of compounds include compounds extracted from natural products such as plants and microorganisms and compounds created using rational drug design. Academic institutions, governmental agencies and other research organizations are also conducting research in areas in which the Company is working, either on their own or through collaborative efforts.

           The Company competes with several alternative technologies in the design and synthesis of new chemical libraries for drug discovery programs. Combinatorial chemistry libraries of oligonucleotides and peptides can be synthesized in extremely large numbers. These molecules are also sequenceable, making it easy to identify the structure of an individual oligonucleotide or peptide found to be active in an assay. However, oligonucleotides and peptides are not usually effective as oral drugs because they are usually not bioavailable. These molecules are also usually quickly metabolized in the human bloodstream. Other, unnatural oligomer libraries have also been prepared, but these are less easily sequenceable than peptides and oligonucleotides. In addition, unnatural oligomer libraries lack the diversity of structures of the small molecule libraries prepared by the Company.

           Libraries of small molecule compounds, which are preferred as drug candidates due to their increased potential for oral bioavailability and long duration of action, have recently been developed using competitive techniques. Two such techniques are based on the "pool and split" solid phase combinatorial chemistry approach used by the Company. The first uses oligonucleotide or peptide tags on each bead to identify each synthesis step. These large molecule tags are relatively fragile, which limits the nature of reaction conditions (temperature, pressure, etc.) and reagents (acids, bases, etc.) that can be used to build compounds. In addition, these large molecule tags complicate the synthesis of compounds or beads. The Company's proprietary tags, in comparison, are durable, simple to attach and detach, and allow the Company to make larger and more diverse libraries of small compounds. The second "pool and split" combinatorial chemistry technique uses deconvolution to identify the chemical structure of compounds found active in assays. Deconvolution is a slow, labor-intensive process, and may require several weeks of scientists' time to determine the structure of a single active compound. The Company's tags permit hundreds of structures to be determined each day.

           A third competitive approach is to perform a series of individual chemical reactions, typically using a robotic system. The result of robotic synthesis is compounds in individually labeled vessels. Robotic synthesis also yields larger quantities of each compound than are usually achieved in combinatorial mixtures such as the Company's. Using robotic synthesis, however, requires extensive labor and time when compared with pool and split combinatorial chemistry. This labor and time disadvantage increases exponentially with library size.

Exclusive License with Columbia University and Cold Spring Harbor Laboratory

           In 1993, the Company entered into an exclusive license agreement with Columbia and Cold Spring (jointly, the "Licensors") covering technology related to tagged combinatorial chemical libraries and methods of preparing and utilizing such libraries. The licensed technology includes a patent and patent applications filed by Columbia and Cold Spring covering the use of encoding tags to implement the drug discovery process using combinatorial chemistry libraries. In addition, the Company has an exclusive right of negotiation through July 1998 for any inventions in related fields made by Dr. W. Clark Still at Columbia and

Dr. Michael H. Wigler at Cold Spring. The Company is obligated to pay a minimum annual license fee of $100,000. Additionally, the Company has met its obligations under the agreement to expend $3.0 million and $4.0 million for the one year periods ending July 1996 and 1997, respectively in development and commercialization of the licensed technology. The term of the agreement is the later of (i) 20 years or (ii) the expiration of the last patent relating to the technology, at which time the Company has a fully paid license to the technology. The Company is also obligated to pay royalties to the Licensors based on net sales of pharmaceutical products developed by the Company as well as a percentage of all other payments and royalties received by the Company from customers where the Company has utilized the technology licensed from the Licensors.

Patents and Proprietary Information

           The Company and its licensors currently have one issued U.S. patent and a number of pending U.S. and foreign patent applications relating to various aspects of the Company's technology, including its molecular tags, certain screening technologies and its libraries or compounds contained therein. These patent applications are either owned by the Company or rights under them are licensed to the Company. The Company's success will depend in large part on its ability, and the ability of its licensees and its licensors, to obtain patents for its technologies and the compounds and other products, if any, resulting from the application of such technologies, defend patents once obtained, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries.

           The patent positions of pharmaceutical and biotechnology companies, including the Company, are uncertain and involve complex legal and factual questions for which important legal questions are largely unresolved. Certain patent applications, relating to types of encoded combinatorial libraries not being developed by the Company, have been filed by others prior to the Company's patent applications. The Company has learned that the European Patent Office has granted to Affymax, a subsidiary of Glaxo, certain patent claims which, if valid, would cover the synthesis of encoded small molecule libraries of the type developed by the Company. The Affymax European Patent application is presently subject to a nine-month opposition period, which may be followed by proceedings to determine whether such patent claims are valid. The Company may oppose these claims as invalid. If these claims are found valid and are enforceable, the Company's ability to practice its ECLiPS technology in Europe would be restricted unless the Company obtains appropriate licenses from the owner of such patents. Although the Company has business relationships with a number of European customers, the Company does not currently practice its technology in Europe. However, if any such licenses were required, there can be no assurance that such licenses would be available to the Company or would be available upon terms reasonably acceptable to the Company. The Company does not know of any patent applications by others that would preclude the Company from obtaining patent protection in the United States or elsewhere for its ECLiPS technology. However, disputes may arise between the Company and other patent holders as to claims of infringement, which could involve protracted periods of litigation. Some of the Company's competitors have, or are affiliated with companies having, substantially greater resources than the Company, and such competitors may be able to sustain the costs of complex patent litigation to a greater degree and for longer periods of time than the Company. Uncertainties resulting from the initiation and continuation of any patent or related litigation could have a material adverse effect on the Company's ability to compete in the marketplace pending resolution of the disputed matters.

           There can be no assurance that patents will issue as a result of any pending applications or that, if issued, such patents will be sufficiently broad to afford protection against competitors with similar technology. Moreover, there can be no assurance that the Company or its customers will be able to obtain patent protection for lead compounds or pharmaceutical products based upon the Company's technology. There can be no assurance that any patents issued to the Company or its collaborative partners, or for which the Company has license rights, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. Litigation, which could result in substantial cost to the Company, may be necessary to enforce the Company's patent and license rights or to determine the scope and validity of others' proprietary rights. Further, U.S. patents do not provide any remedies for infringement that occurred before the patent is granted.

           The commercial success of the Company will also depend upon avoiding the infringement of patents issued to competitors and upon maintaining the technology licenses upon which certain of the Company's current products are, or any future products under development might be, based. If competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office ("PTO") to determine the priority of invention, which could result in substantial cost to the Company, even if the outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties and require the Company to license disputed rights from third parties or cease using the technology. A U.S. patent application is maintained under conditions of confidentiality while the application is pending in the PTO, so that the Company cannot determine the inventions being claimed in pending patent applications filed by its competitors in the PTO.

           The Company currently has certain licenses from third parties and in the future may require additional licenses from other parties to develop, manufacture and market commercially viable products effectively. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, that the patents underlying such licenses will be valid and enforceable or that the proprietary nature of the patented technology underlying such licenses will remain proprietary.

           The Company relies substantially on certain technologies which are not patentable or proprietary and are therefore available to the Company's competitors. The Company also relies on certain proprietary trade secrets and know-how, which are not patentable. Although the Company has taken steps to protect its unpatented trade secrets and know-how, in part through the use of confidentiality agreements with its employees, consultants and certain of its contractors, there can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed or discovered by competitors.

Government Regulation

           Regulation by governmental entities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that may be developed by a customer of the Company or, in the event the Company decides to develop a drug beyond the preclinical phase, by the Company. The nature and the extent to which such regulation may apply to the Company's customers will vary depending on the nature of any such pharmaceutical products. Virtually all pharmaceutical products developed by the Company's customers will require regulatory approval by governmental agencies prior to commercialization. In particular, human pharmaceutical therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures by the U.S. Food and Drug Administration ("FDA") and by foreign regulatory authorities. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations are time consuming and require the expenditure of substantial resources.

           Generally, in order to gain FDA approval, a company must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a compound's efficacy and to identify any safety problems. The results of these studies are submitted as a part of an Investigational New Drug application ("IND") that the FDA must review before human clinical trials of an investigational drug can start. In order to commercialize any products, the Company or its customer will be required to sponsor and file an IND and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy that are necessary to obtain FDA approval of any such products. Clinical trials are normally done in three phases and generally take two to five years, but may take longer, to complete. After completion of clinical trials of a new product, FDA and foreign regulatory authority marketing approval must be obtained. If the product is classified as a new drug, the Company or its customer will be required to file a New Drug Application ("NDA") and receive approval before commercial marketing of the drug. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. NDAs submitted to the FDA can take, on average, two to five years to obtain approval. If questions arise during the FDA review process, approval can take more than five years. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the United States, the Company will also be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

           The research and development processes of the Company involve the controlled use of hazardous materials. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its activities currently comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any liability could exceed the resources of the Company. In addition, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future.

Sources of Supply

           The Company currently relies on a single supplier to provide the plastic beads used in the solid phase chemical synthesis of its compounds. While other beads are available, the Company does not believe that such beads are as effective as the beads currently used. The Company is attempting to build a significant inventory of beads and to negotiate a long term supply agreement to protect the Company in the event of a supply disruption. No assurance can be given that the beads used by the Company will remain available in commercial quantities at commercially reasonable rates, if at all, or that the Company will succeed in obtaining a longer-term agreement with its supplier. Should the Company be unable to obtain an adequate supply of these or comparable beads at commercially reasonable rates, its ability to continue to identify and optimize lead compounds and development candidates would be materially and adversely affected.

Pharmaceutical Manufacturing and Marketing

           The Company does not expect to directly manufacture or market pharmaceutical products. However, the Company may, in the future, consider undertaking such activities if it believes they are appropriate under the circumstances. The Company has no experience in developing pharmaceutical products or in manufacturing or marketing products on a commercial scale. The Company may not have the resources to develop or to manufacture or market by itself on a commercial scale any products identified by it. In the event the Company decides to establish a manufacturing facility, the Company will require substantial additional funds, and will be required to hire and train significant additional personnel and comply with the extensive FDA "good manufacturing practice" regulations applicable to such a facility.

Employees

           As of December 31, 1996, the Company had 175 regular employees, 144 of whom were in research and development, including 67 chemists, biologists and engineers holding doctorate degrees. None of the Company's employees is covered by collective bargaining agreements. Management considers its relations with its employees to be good.

Important Factors Regarding Forward Looking Statements

           Certain discussions set forth above regarding the Company's strategy for the development and commercialization of its products and services as well as its ability to achieve profitability in the near term are forward-looking statements. This strategy depends upon the acceptance by potential customers of combinatorial chemistry and analysis of compounds provided by the Company as an effective tool in new drug discovery and the Company's ability to maintain the arrangements it currently has in place. Historically, pharmaceutical companies have conducted lead compound identification and optimization within their own research departments, due to the highly proprietary nature of the activities being conducted, the central importance of these activities to their drug discovery and development efforts, and the desire to obtain maximum patent and other proprietary protection on the results of their internal programs. In order to achieve its business objectives, the Company must convince these companies that the Company's technology and expertise justify the outsourcing of these programs to the Company. There can be no assurance that the Company will be able to attract customers on acceptable terms for its products and services or develop a sustainable profitable business. Moreover, the pricing and nature of the Company's combinatorial libraries is such that there may only be a limited number of pharmaceutical companies that are potential customers for such libraries. There can be no assurance that the Company will be able to establish additional collaborative or licensing arrangements, that any such arrangements or licenses will be on terms favorable to the Company, or that current or future collaborative or licensing arrangements will ultimately be successful.

           Further, Pharmacopeia's receipt of revenues from collaborative arrangements is affected by the timing of efforts expended by the Company and the timing of lead compound identification. The Company's products and services will only result in commercialized pharmaceutical products generating milestone payments and royalties upon significant preclinical and clinical development, requisite regulatory approvals, the establishment of manufacturing capabilities and successful marketing. The Company does not currently intend to perform any of these activities, other than in some instances preclinical work. Therefore, the Company will be dependent upon the expertise and dedication of sufficient resources by third parties to develop and commercialize products based on library compounds produced and lead compounds discovered by the Company. Should a collaborative partner fail to develop or commercialize a compound or product to which it has rights from the Company, the Company may not receive any future milestone payments or royalties associated with such compound or product. The Company's contractual arrangements with its customers do not obligate the customers to develop or commercialize lead compounds discovered by the Company. In addition, there can be no assurance that any such development or commercialization would be successful. The compound basis for drugs developed by a customer may be a derivative or optimized version of the lead compound provided to the customer by the Company. While the Company's existing collaborative agreements provide that the Company will receive milestone payments and royalties with respect to certain products developed from certain derivative compounds, there can be no assurance that disputes will not arise over the application of payment provisions to such products. There can be no assurance that current or future collaborative partners will not pursue alternative technologies, or develop alternative products either on their own or in collaboration with others, including the Company's competitors, as a means for developing treatments based on the targets which are the subject of the collaborative arrangements with the Company.

           The Company's success will also depend upon certain issues arising in connection with the Company's patents and proprietary technology. See "Business -- Patents and Proprietary Information."

ITEM 2.  PROPERTIES

     The Company currently leases and occupies approximately 84,000 square feet of laboratory and office space in four buildings in or near Princeton, New Jersey. This includes approximately 67,000 square feet of laboratory space and approximately 17,000 square feet of administrative office space. These leases expire at various dates between 1997 and 2005.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

           The executive officers of the Company are as follows:

         Name                    Age                    Position
         ----                    ---                    --------
Joseph A. Mollica, Ph.D.         56    Chairman of the Board, President and
                                       Chief Executive Officer

John C. Chabala, Ph.D.           48    Chief Scientific Officer

Lewis J. Shuster                 41    Executive Vice President, Corporate
                                       Development and Chief Financial Officer

Stephen A. Spearman, Ph.D.       47    Executive Vice President of Operations

John J. Baldwin, Ph.D.           62    Senior Vice President of Chemistry

Nolan H. Sigal, M.D., Ph.D.      47    Senior Vice President of Drug Discovery


           Dr. Mollica has served as the Chairman of the Board and Chief Executive Officer of Pharmacopeia since February 1994 and was appointed President in August 1996. From 1987 to December 1993, Dr. Mollica was employed initially by the DuPont Company and then by The DuPont Merck Pharmaceutical Company, most recently as President and Chief Executive Officer. Dr. Mollica is a director of USP, Inc. and ImPath, Inc. Dr. Mollica received a Ph.D. from the University of Wisconsin, and a Doctor of Science, h.c., from the University of Rhode Island.

           Dr. Chabala has served as Chief Scientific Officer since June 1993 and was a director and President of the Company from 1993 to August 1996. Since August 1996, Dr. Chabala has been on long-term disability. From December 1991 to May 1993, Dr. Chabala was employed by Bristol-Myers Squibb Company, most recently as Vice President of Discovery Chemistry. From 1975 to December 1991, Dr. Chabala held several positions with Merck & Company, Inc., most recently as Executive Director, Basic Chemistry. Dr. Chabala is co-inventor of ivermectin, the largest selling parasiticide. Dr. Chabala received a Ph.D. in Organic Chemistry from the Massachusetts Institute of Technology.

           Mr. Shuster has served as Chief Financial Officer since November 1994 and appointed Executive Vice President, Corporate Development and Chief Financial Officer in August 1996. Mr. Shuster served as Executive Vice President, Operations and Finance for Human Genome Sciences, Inc., a biotechnology company, from September 1992 to November 1994. From 1986 to June 1992, Mr. Shuster was with Microbiological Associates, Inc., a biological safety testing services company, most recently as President and Chief Executive Officer. Mr. Shuster received an M.B.A. from Stanford University Graduate School of Business.

           Dr. Spearman has served as Executive Vice President, Operations since August 1996. From 1975 to August 1996, Dr. Spearman held several positions at CIBA-GEIGY Corporation, most recently as Project Leader. Dr. Spearman received his Ph.D. and M.S. from Emory University. Dr. Spearman also holds an M.B.A. in Finance from Bryant College.

           Dr. Baldwin has served as Vice President of Chemistry since July 1993 and was appointed Senior Vice President of Chemistry in August 1996. For a period of thirty years, prior to joining the Company, Dr. Baldwin held a variety of scientific and management positions with Merck Sharp & Dohme Research Laboratories, most recently as Distinguished Senior Scientist. Dr. Baldwin holds more than 140 U.S. patents and is the inventor of Trusopt, a drug for preventing glaucoma. Dr. Baldwin received a Ph.D. in Organic Chemistry from the University of Minnesota.

           Dr. Sigal has served as Vice President of Biology since January 1994 and was appointed Senior Vice President, Drug Discovery in August 1996. From 1983 to December 1993, Dr. Sigal held several positions at Merck Research Laboratories, most recently as Executive Director of the Department of Immunology Research. Dr. Sigal received an M.D. and Ph.D. from the University of Pennsylvania.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

Market for Common Stock

           The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol PCOP since the Company's initial public offering on December 5, 1995. The following table sets forth for the periods indicated the high and low sale prices of the Common Stock.

                                        1996                     1995
                              High           Low         High           Low
                              ----           ---         ----           ---
      First Quarter          $31.50         $23.38        -              -
      Second Quarter          28.50          19.38        -              -
      Third Quarter           22.88          12.13        -              -
      Fourth Quarter          25.25          15.88      $24.50         $16.75

Holders of Record

           As of January 31, 1997, there were approximately 248 holders of record.

Dividends

           The Company has never paid cash dividends on its capital stock. The Company currently expects that it will retain its future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

                                Transaction                                   Number of           Aggregate
                                   Date                Securities          Securities (1)       Offering Price
                        -----------------------  ---------------------- -------------------  ----------------------
Bayer                   February 2, 1996              Common Stock             329,259                 $10,000,000
Daiichi                 March 29, 1996                Common Stock             193,634                  $5,000,000
Organon                 May 31, 1996                  Common Stock             168,623                  $4,165,000
Schering-Plough         December 18, 1996             Common Stock             281,690                  $6,000,000

(1) Transaction exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, by virtue of the exemption contained in
Section 4(2) of such act.

ITEM 6.    SELECTED FINANCIAL DATA
           (in thousands, except share data)

                                                       Period From
                                                      March 26, 1993
                                                      (inception) to                                  Year Ended
                                                       December 31,                                    December 31,
                                                     ------------------------------------------------------------------------------
                                                           1993                 1994                 1995                  1996
                                                           ----                 ----                 ----                  ----
Statements of Operations Data:
Total revenue.......................................  $         -       $            -          $     5,151          $     14,799
Operating loss......................................       (2,134)              (8,472)              (9,661)              (12,058)
Net loss............................................       (2,107)              (8,349)              (8,956)               (8,383)
Net loss per share..................................        (1.24)               (3.15)               (2.77)                 (.77)
Weighted average number of common
  shares outstanding/1/.............................     1,701,022            2,648,268            3,231,102            10,833,980
Cash dividends declared per common share............             -                    -                    -                     -


                                                                         As of December 31,
                                                     ------------------------------------------------------------------------------

                                                           1993                 1994                 1995                 1996
                                                           ----                 ----                 ----                 ----
Balance Sheet Data:
Cash, cash equivalents, and marketable securities..      $ 1,658              $ 13,490             $ 60,900             $ 81,482
Total assets........................................       2,299                15,512               65,541               91,979
Notes payable, and deferred revenue, long-term
  portion...........................................          78                   254                  969                3,451
Accumulated deficit.................................      (2,107)              (10,456)             (19,412)             (27,795)
Total stockholders' equity..........................       1,916                10,980               54,334               69,748

-----------------------------
(1) Computed on the basis described for net loss per share in Note 2 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is engaged in research and development and chemical library production for collaborations and for its own use. The Company's research and development has focused on efficient, cost effective, high throughput systems for synthesizing and screening large libraries of chemicals for new drug discovery and optimization. During 1996, the Company signed new agreements with Bayer, Daiichi and NV Organon, to bring the total number of pharmaceutical company collaborators to six. In addition, the Company signed contracts to extend the Schering-Plough and Berlex agreements. The Company recognized revenue from all six collaborations during 1996. The Company received its initial revenues in the year ended December 31, 1995 pursuant to drug discovery collaboration and chemical library licensing agreements with Schering-Plough and Berlex. The Company was in the development stage through December 1994 and has incurred cumulative net losses of approximately $27.8 million since inception through December 31, 1996.

Results of Operations

The Company expects that its revenue sources for at least the next several years will be limited to future collaboration payments from Schering-Plough, Berlex, Sandoz, Bayer, Daiichi and NV Organon and from other customers under arrangements that may be entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate. Historical results should not be viewed as indicative of future operating results. The Company will be required to conduct significant research, development and production activities during the next several years to fulfill its obligations under the Schering-Plough, Berlex, Sandoz, Bayer, Daiichi, and NV Organon collaborative agreements and to develop other collaborations and technologies. The Company does not anticipate having net income in the next several years.

Years Ended December 31, 1996 and 1995

Revenues increased to $14.8 million in 1996, compared to $5.2 million in 1995. The increase of $9.6 million primarily reflects expanded efforts in the Company's collaborations with Schering-Plough, Berlex, Sandoz, Bayer, Daiichi and NV Organon. The 1995 revenues were attributable entirely to the Schering-Plough and Berlex collaborations. The Company's sources of revenues for the next several years will be interest income, payments under its current collaborations and payments from other customers, to the extent that the Company enters into any additional arrangements.

The Company incurred research and development expenses of $21.2 million and $11.0 million in the years ended December 31, 1996 and 1995, respectively. These increased amounts primarily reflect increased salaries and personnel expenses as the Company continued to hire additional research and development personnel, equipment depreciation and facilities expenses and laboratory supplies purchased in connection with the expansion of the Company's chemical library production and screening efforts for collaborations and for its own use. Research and development expenses are expected to continue to increase as the Company further expands its activities and incurs, among other things, expenses related to additional staff increases, increased rent for expanded facilities, and increased equipment and reagent purchases.

General and administrative expenses were $5.6 million and $3.8 million in the years ended December 31, 1996 and 1995, respectively. The increase is primarily attributable to increased payroll and personnel expenses as the Company hired additional management and administrative personnel and incurred additional legal, insurance and other professional fees in connection with the overall scale-up of the Company's operations. General and administrative expenses are also expected to increase as the Company's research staff continues to expand.

Years ended December 31, 1995 and 1994

Revenue from the Schering-Plough and Berlex collaborations totaled approximately $5.2 million for the year ended December 31, 1995. The Company did not have any revenue during 1994.

The Company incurred research and development expenses of approximately $11.0 million and $5.8 million in the years ended December 31, 1995 and 1994, respectively. These amounts were spent primarily for salaries, equipment depreciation and facilities expense, and laboratory supplies. The increase in 1995 from 1994 reflects the increase in the Company's research and development activities attributable to the new collaborative agreements with Schering-Plough and Berlex.

General and administrative expenses were approximately $3.8 million and $2.7 million in the years ended December 31, 1995 and 1994, respectively. These expenses include salaries, legal and accounting fees and other expenses.

Liquidity and Capital Resources

As of December 31, 1996, the Company had working capital of $64.2 million. The Company has funded its activities through December 31, 1996 primarily through the sale of equity securities and funding under collaborative arrangements. From inception through December 31, 1996, the Company received $97.5 million in net proceeds from equity financing and received $33.2 million in research and development and license fees under collaborative agreements.

The Company's funds are currently invested in U.S. Treasury and government agency obligations, investment grade commercial paper and other short-term money market instruments. The Company may also invest such proceeds in investment grade, interest-bearing securities having a maximum maturity of two years. As of December 31, 1996, the Company's cash and cash equivalents totaled $17.1 million. In addition, the Company had marketable securities of $64.4 million. See Note 2 of Notes to Financial Statements.

In connection with the Company's agreement with the Trustees of Columbia University and Cold Spring Harbor Laboratory, the Company is required to pay annual license fees. As of December 31, 1996, the Company had met its obligation under the agreement to expend $3.0 million and $4.0 million in development and commercialization of the licensed technology for the one year periods ending July 1996 and July 1997, respectively. The Company is also required to pay to Columbia University certain royalties.

In addition, as of December 31, 1996, the Company had outstanding commitments for construction and equipment purchases totaling $1.3 million. The Company anticipates that its capital requirements will increase over the next two years as the Company expands its research and development activities. In connection with such expansion, the Company expects to incur substantial expenditures for hiring additional management, scientific and administrative personnel and for planned expansion of its facilities and replacement of laboratories currently subleased, including acquisition of additional equipment.

As of December 31, 1996, the Company had federal net operating loss carryforwards of $28.0 million. These carryforwards will expire beginning in the year 2008. Utilization of the net operating loss carryforwards will be subject to limitation under Section 382 of the Internal Revenue Service Code. See Note 7 of Notes to Financial Statements.

The Company anticipates that its existing capital resources will be adequate to fund the Company's operations at least through 1998. There can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements depend on numerous factors, including the ability of the Company to enter into additional collaborative arrangements, competing technological and market developments, changes in the Company's existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, the purchase of additional capital equipment, acquisitions of other business or technologies, the progress of the Company's drug discovery programs and the progress of the Company's customers' milestone and royalty producing activities. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all. The Company's forecasts of the period of time through which its financial resources will be adequate to support its operations is forward looking information, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The Company's financial statements and notes thereto and the independent auditors' report appear on pages F-1 through F-15 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           (a) The information required by this Item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" in the Company's Proxy Statement related to the 1997 Annual Meeting of Stockholders to be held on May 9, 1997, to be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end (the "Proxy Statement"). Two of the Company's Directors, Mr. Bock and Mr. Byers, are not included in the Proxy Statement because they have advised the Company of their decision not to stand for re-election at the Company's 1997 Annual Meeting of Stockholders. Information concerning both Mr. Bock and Mr. Byers is set forth below.

           Mr. Bock, age 37, a founder of the Company, was elected a director in March 1993. Mr. Bock had been a general partner of Avalon Ventures, a venture capital firm, from 1988 through 1996. Mr. Bock is currently a director of several closely held companies.

           Mr. Byers, age 51, was elected a director in July 1993. Mr. Byers has been a partner at Kleiner Perkins Caufield & Byers, a venture capital firm, since 1977. Mr. Byers is currently a director of Arris Pharmaceuticals Corporation, Onyx Pharmaceuticals, Inc. and several closely held companies.

           (b) The information required by this Item concerning the Company's executive officers is set forth in Part I of this Form 10-K.

           (c)  The information required by this Item concerning compliance with
Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

           The information required by this Item is incorporated by reference from the section captioned "Executive Compensation" in the Company's Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by this Item is incorporated by reference from the section captioned "Stock Ownership of Principal Stockholders and Management" in the Company's Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by this Item is incorporated by reference from the sections captioned "Certain Transactions" in the Company's Proxy Statement.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)     Financial Statements

           The following Financial Statements are included:

           Report of Independent Auditors
           Balance Sheets as of December 31, 1995 and 1996
           Statements of Operations for the years ended December 31, 1994, 1995 and 1996
           Statement of Stockholders' Equity for the years ended
            December 31, 1994, 1995 and 1996
           Statements of Cash Flows for the years ended December 31, 1994,
            1995 and 1996
           Notes to Financial Statements

(a)(2)     Financial Statement Schedules

           All financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(a)(3)     Exhibits

3.1        Restated Certificate of Incorporation of the Registrant.
3.3        Bylaws of the Registrant, as amended.
4.3*       Stockholders Rights Agreement, dated February 15, 1995.

10.1*           Series A and Series B Preferred Stock Purchase Agreement, dated
                July 21, 1993.
10.2*           Series B Preferred Stock Purchase Agreement, dated March 11,
                1994.
10.3*           Series C Preferred Stock Purchase Agreement, dated December 22,
                1994.
10.4*           Series D Preferred Stock Purchase Agreement, dated February 15,
                1995.
10.5(D)         Amended 1994 Incentive Stock Plan.

10.6*(D)        1995 Employee Stock Purchase Plan.

10.7*(D)        1995 Director Option Plan.

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

10.13(a)**      Amendment dated as of January 22, 1996 to Lease Agreement
                between Pharmacopeia and Eastpark at 8A.
10.13(b)****    Third Amendment to Lease Agreement dated March 31, 1996 between
                Pharmacopeia and Eastpark at 8A.
10.14*          Sublease, dated as of December 7, 1994, between Pharmacopeia and
                Enichem Americas, Inc.
10.15*          Lease, dated as of May 2, 1994, between Pharmacopeia and College
                Road Associates Limited, as amended.
10.15(a)**      Lease dated as of December 1, 1995 between Pharmacopeia and
                College Road Associates, as amended.
10.15(b)****    Third Execution and Modification of lease dated June 7, 1996, between Pharmacopeia and College Road Associates Limited.
10.17*(D)       Employment Agreement, dated October 4, 1994, between the Company and Lewis J. Shuster.
10.18*(D)       Employment Agreement, dated January 18, 1994, between the
                Company and Joseph A. Mollica, Ph.D.
10.19*(D)       Employment Agreement, dated May 18, 1993, between the Company and John C. Chabala, Ph.D.
10.20*(D)       Employment Agreement, dated June 3, 1993, between the Company and John J. Baldwin, Ph.D.
10.21*(D)       Employment Agreement, dated December 2, 1993, between the
                Company and Nolan H. Sigal, M.D., Ph.D.
10.22*(D)       Consulting Agreement, dated April 30, 1993, between the Company and W. Clark Still, Ph.D.
10.23*          Warrant to purchase Common Stock issued to Columbia University.

10.24*          Warrant to purchase Common Stock issued to Cold Spring Harbor
                Laboratory.
10.25**+        Collaboration Agreement effective as of December 31, 1995
                between Pharmacopeia and Bayer
10.26**+        Random Library Agreement effective as of December 31, 1995 between Pharmacopeia and Bayer
10.29**(D)      Employment Agreement, dated January 24, 1996, between the
                Company and Nancy M. Gray, Ph.D.
10.30***+       Collaborative Agreement dated as of March 29, 1996 with Daiichi
                Pharmaceutical Co., Ltd.
10.31****+      Research Agreement, between Pharmacopeia, Inc. and N.V. Organon dated May 31, 1996
10.32*****(D)   Employment Agreement, dated June 20, 1996, between the Company and Stephen A. Spearman, Ph.D.
10.33*****      Lease Agreement, dated June 21, 1996, between Pharmacopeia and
                South Brunswick Rental I, Ltd.

11.1*           Statement re Computation of Per Share Earnings.

23.1            Consent of Ernst & Young LLP.

24.1            Powers of Attorney (see signature page).

27.1            Financial Data Schedule

----------------------

* Incorporated by reference to the same numbered exhibit filed with the Company's Registration Statement on Form S-1 No. 33-93460.
** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K for the year ended December 31, 1995.
*** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended March 31, 1996.
**** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended June 30, 1996.
***** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended September 30, 1996.
+  Confidential treatment granted.
(D) Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14 (c) of this Report.

(b)     Reports on Form 8-K

        There were no reports on Form 8-K required to be filed for the quarter ended December 31, 1996.

(c)     Exhibits

        See Item 14(a)(3) above.

(d)     Financial Statement Schedule

        See Item 14(a)(2) above.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PHARMACOPEIA, INC.

                                        By:  /s/ LEWIS J. SHUSTER
                                             --------------------
                                             Lewis J. Shuster
                                               Executive Vice President,
                                                Corporate Development and
                                                Chief Financial Officer
                                               (Principal Accounting Officer)

                                        Date:  March 21, 1997

                    [Rest of page intentionally left blank]

                               POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lewis J. Shuster and Joseph A. Mollica, Ph.D., jointly and severally, as his attorney-in-fact, each with full power of substitution, for him or her, in any and all capacities, to sign each amendment to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                       Title                                           Date
---------                                       -----                                           ----
/s/ JOSEPH A. MOLLICA, Ph.D.                    Chairman of the Board and Chief Executive       March 21, 1997
    (Joseph A. Mollica, Ph.D.)                  Officer (Principal Executive Officer)


/s/ LEWIS J. SHUSTER                            Executive Vice President, Corporate             March 21, 1997
    (Lewis J. Shuster)                          Development and Chief Financial Officer
                                                (Principal Financial and Accounting Officer)

/s/ FRANK BALDINO, Ph.D.                        Director                                        March 21, 1997
    (Frank Baldino, Ph.D.)

/s/ LAWRENCE A. BOCK                            Director                                        March 21, 1997
    (Lawrence A. Bock)

/s/ BROOK H. BYERS                              Director                                        March 21, 1997
    (Brook H. Byers)

/s/ SAMUEL D. COLELLA                           Director                                        March 21, 1997
    (Samuel D. Colella)

/s/ EILEEN M. MORE                              Director                                        March 21, 1997
    (Eileen M. More)

/s/ GARY E. COSTLEY Ph.D.                       Director                                        March 21, 1997
    (Gary E. Costley, Ph.D.)

/s/ W. CLARK STILL, Ph.D.                       Director                                        March 21, 1997
    (W. Clark Still, Ph.D.)

/s/ MAX WILHELM, Ph.D.                          Director                                        March 21, 1997
    (Max Wilhelm, Ph.D.)

                              Pharmacopeia, Inc.

                         Index To Financial Statements

                                   Contents

         Report of Independent Auditors............................F-1
         Balance Sheets............................................F-2
         Statements of Operations..................................F-3
         Statements of Stockholders' Equity........................F-4
         Statements of Cash Flows..................................F-5
         Notes to Financial Statements.............................F-6

                        Report of Independent Auditors

The Board of Directors and Stockholders
Pharmacopeia, Inc.

We have audited the accompanying balance sheets of Pharmacopeia, Inc. as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pharmacopeia, Inc. at December 31, 1995 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                                ERNST & YOUNG LLP

Princeton, New Jersey
January 29, 1997

                              Pharmacopeia, Inc.

                                Balance Sheets
                   (Dollars in thousands, except share data)

                                                                       December 31
                                                                1995                 1996
                                                        ------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                               $        28,612      $     17,059
   Marketable securities                                            32,288              64,423
   Prepaid expenses and other current assets                         1,155               1,525
                                                        ------------------------------------------
Total current assets                                                62,055              83,007

Property and equipment, net                                          2,928               8,295
Other assets                                                           558                 677
                                                        ------------------------------------------
                                                        $           65,541    $        91,979
                                                        ==========================================
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                     $              501    $           742
   Accrued liabilities                                               1,741               2,240
   Notes payable, current portion                                      398                 710
   Deferred revenue                                                  7,598              15,088
                                                        ------------------------------------------
Total current liabilities                                           10,238              18,780

Notes payable, long-term portion                                       969               1,405
Deferred revenue, long-term                                                              2,046

Commitments

Stockholders' equity:
   Preferred stock, $.0001 par value, 2,000,000
    shares authorized; none issued and outstanding
   Common stock, $.0001 par value; 40,000,000 shares
    authorized; 10,272,527 and 11,267,499 shares
     issued and outstanding at December 31, 1995 and
      1996, respectively                                                 1                   1
   Additional paid-in capital                                       73,745               97,542
   Accumulated deficit                                             (19,412)             (27,795)
                                                        ------------------------------------------
Total stockholders' equity                                          54,334               69,748
                                                        ------------------------------------------
                                                        $           65,541    $         91,979
                                                        ==========================================

See accompanying notes.

                              Pharmacopeia, Inc.

                           Statements of Operations
                 (Dollars in thousands, except per share data)

                                                                                  Year ended December 31
                                                                      1994                 1995                1996
                                                              ---------------------------------------------------------------
Contract revenue                                                                       $        5,151        $     14,799

Operating expenses:
   Research and development:
     Collaborative                                                                              5,563              13,129
     Proprietary                                                 $         5,785                5,468               8,111
   General and administrative                                              2,687                3,781               5,617
                                                              ---------------------------------------------------------------
Operating loss                                                            (8,472)              (9,661)            (12,058)

Interest income                                                              171                  798               3,938
Interest expense                                                             (48)                 (93)               (263)
                                                              ---------------------------------------------------------------
Net loss                                                                 $(8,349)             $(8,956)            $(8,383)
                                                              ===============================================================

Net loss per share                                                        $(3.15)             $(2.77)              $(.77)
                                                              ===============================================================

See accompanying notes.

                              Pharmacopeia, Inc.

                      Statements of Stockholders' Equity
                   (Dollars in thousands, except share data)


                                                       Convertible                                            Stock Subscriptions
                                                     Preferred Stock            Common Stock                      Receivable
                                                  ----------------------------------------------------------------------------------
                                                    Number of                 Number of                   Number of
                                                      Shares       Amount       Shares       Amount        Shares         Amount
                                                  ----------------------------------------------------------------------------------
Balance at January 1, 1994                            3,600,880    $            2,186,750    $            (1,027,000)    $     (2)
  Sales of Convertible Series B preferred stock       4,300,000         1
  Sale of Convertible Series C preferred stock          500,000
  Sales of common stock                                                           486,000
  Collection of stock subscriptions receivable                                                             1,027,000            2
  Acquisition of treasury stock
  Net loss
                                                  ----------------------------------------------------------------------------------
Balance at December 31, 1994                          8,400,880         1       2,672,750                          -            -
  Sale of Convertible Series D preferred stock          350,000
  Sales of common stock                                                             1,094
  Acquisition of treasury stock
  Retirement of treasury stock                                                    (64,521)
  Mandatory conversion of Convertible
    preferred stock to common stock                  (8,750,880)       (1)      4,375,446        1
  Common stock issued based on anti-dilution
    provisions                                                                     43,750
  Exercise of warrant                                                              15,750
  Issuance of common stock in initial public
    offering, net of expenses                                                   2,990,000
  Issuance of common stock for exercise of options                                  5,700
  Issuance of common stock in private placement                                   232,558
  Net loss
                                                  ----------------------------------------------------------------------------------
Balance at December 31, 1995                                  -         -      10,272,527        1                 -            -
  Acquisition of  treasury stock
  Retirement of treasury stock                                                     (7,594)
  Issuance of common stock in private placements                                  973,206
  Issuance of common stock for exercise of options                                 22,189
  Issuance of common stock in employee stock
   purchase plan                                                                    7,171
  Net loss
                                                  ----------------------------------------------------------------------------------
Balance at December 31, 1996                                  -    $     -     11,267,499    $   1                 -     $      -
                                                  ==================================================================================

                                                                           Treasury Stock
                                                         Additional  ---------------------------                        Total
                                                          Paid-in       Number of                  Accumulated      Stockholders'
                                                          Capital         Shares       Amount        Deficit            Equity
                                                     -------------------------------------------------------------------------------
Balance at January 1, 1994                                  $  4,025                   $     -         $ (2,107)         $  1,916
  Sales of Convertible Series B preferred stock               10,319                                                       10,320
  Sale of Convertible Series C preferred stock                 7,000                                                        7,000
  Sales of common stock                                          100                                                          100
  Collection of stock subscriptions receivable                                                                                  2
  Acquisition of treasury stock                                            45,000           (9)                                (9)
  Net loss                                                                                               (8,349)           (8,349)
                                                     -------------------------------------------------------------------------------
Balance at December 31, 1994                                  21,444       45,000           (9)         (10,456)           10,980
  Sale of Convertible Series D preferred stock                 3,500                                                        3,500
  Sales of common stock                                            1                                                            1
  Acquisition of treasury stock                                            19,521           (2)                                (2)
  Retirement of treasury stock                                   (11)     (64,521)          11                                  -
  Mandatory conversion of Convertible
    preferred stock to common stock                                                                                             -
  Common stock issued based on anti-dilution
    provisions                                                                                                                  -
  Exercise of warrant                                                                                                           -
  Issuance of common stock in initial public
    offering, net of expenses                                 43,808                                                       43,808
  Issuance of common stock for exercise of options                 3                                                            3
  Issuance of common stock in private placement                5,000                                                        5,000
  Net loss                                                                                               (8,956)           (8,956)
                                                     -------------------------------------------------------------------------------
Balance at December 31, 1995                                  73,745            -            -          (19,412)           54,334
  Acquisition of treasury stock                                             7,594           (2)                                (2)
  Retirement of treasury stock                                    (2)      (7,594)           2
  Issuance of common stock in private placements              23,641                                                       23,641
  Issuance of common stock for exercise of options                47                                                           47
  Issuance of common stock in employee stock
   purchase plan                                                 111                                                          111
  Net loss                                                                                               (8,383)           (8,383)
                                                     -------------------------------------------------------------------------------
Balance at December 31, 1996                                 $97,542       -           $   -            (27,795)          $69,748
                                                     ===============================================================================

                              Pharmacopeia, Inc.

                            Statement of Cash Flows
                            (Dollars in thousands)

                                                                                    Year ended December 31
                                                                              1994           1995           1996
                                                                        ----------------------------------------------
Cash flows from operating activities
Net loss                                                                 $    (8,349)  $     (8,956)   $    (8,383)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
   Depreciation                                                                  161            554          1,467
   Amortization                                                                   41             40             40
   Changes in operating assets and liabilities:
      Increase in prepaid expenses and other current assets                     (341)          (691)          (370)
      Increase in other assets                                                  (187)          (238)          (159)
      Increase in accounts payable                                               232             26            241
      Increase in accrued liabilities                                            659          1,046            499
      Increase in deferred revenue                                             3,000          4,599          9,536
                                                                       ------------------------------------------------------
Net cash provided by (used in) operating activities                           (4,784)        (3,620)         2,871

Cash flows from investing activities
Capital expenditures                                                            (781)        (2,410)        (6,834)
Purchases of marketable securities                                            (4,005)       (41,391)       (95,750)
Proceeds from sales of marketable securities                                                 13,108         63,615
(Increase) decrease in segregated cash                                          (125)           125
                                                                       ------------------------------------------------------
Net cash used in investing activities                                         (4,911)       (30,568)       (38,969)

Cash flows from financing activities
Net proceeds from issuance of common stock                                        93         48,810         23,797
Net proceeds from issuance of convertible preferred stock                     17,320          3,500
Increase in notes payable                                                        199          1,233          1,344
Repayments of note payable                                                       (90)          (228)          (596)
                                                                       ------------------------------------------------------
Net cash provided by financing activities                                     17,522         53,315         24,545
                                                                       ------------------------------------------------------

Increase (decrease) in cash and cash equivalents                               7,827         19,127        (11,553)
Cash and cash equivalents at beginning of year                                 1,658          9,485         28,612
                                                                       ------------------------------------------------------
Cash and cash equivalents at end of year                                 $     9,485   $     28,612    $    17,059
                                                                       ======================================================

Non cash investing and financing activities
Acquisition of equipment under financing agreements                      $       149
                                                                       ======================================================

Interest paid                                                            $        40   $         93    $       263
                                                                       ======================================================

See accompanying notes.

                               Pharmacopeia, Inc.

                          Notes to Financial Statements
          (Dollars in thousands, except for share and per share data)
                                December 31, 1996


1.  Organization and Description of Business

Pharmacopeia, Inc. (the "Company"), which was incorporated in Delaware in March 1993, develops combinatorial chemical libraries and uses these libraries alone, and through collaborations, to discover new, low molecular weight compounds principally for use as pharmaceuticals.

Through December 1994, the Company was in the development stage. Beginning in January 1995, the Company started receiving and expects to continue to receive revenue from collaboration agreements (see Note 10). As a result, the Company is no longer considered to be in the development stage. Included in accumulated deficit is $10,456 accumulated during the development stage.

The Company's approach to drug discovery represents a newly created business for which there is little precedent. The Company's expansion of its operations and enhancements to its drug discovery technology will result in significant expenses over the next several years that may not be offset by significant revenues. The Company expects that any revenues for the foreseeable future and the Company's ability to achieve profitability will be dependent upon the ability of the Company to enter into additional collaborative arrangements with customers.

2.  Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. The Company invests its cash in deposits with major financial institutions, money market funds, U.S. Treasury securities and other investment grade securities such as prime rated commercial paper.

Marketable Securities

Marketable securities consist of fixed income investments with a maturity of greater than three months which can be readily purchased or sold using established markets. Such securities are carried at market which approximates cost.

                               Pharmacopeia, Inc.

                          Notes to Financial Statements
          (Dollars in thousands, except for share and per share data)
                                December 31, 1996


2.  Significant Accounting Policies (continued)

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided over the estimated useful lives of the related assets which range from three to ten years using the straight-line method. Assets under capital leases are amortized over the lesser of the useful life of the assets or the applicable lease terms, whichever is shorter, which approximates 5 years.

Intangible Assets

Intangible assets are included in other assets and consist primarily of licensed technology which represents the initial payment for certain exclusive licenses granted to the Company as of the date of incorporation and are being amortized over four years. Accumulated amortization at December 31, 1995 and 1996 was $102 and $142, respectively.

Revenue Recognition

Research and development contract revenue is recognized as the services are performed on a percentage of completion basis. Amounts received in advance of services to be performed are recorded as deferred revenue.

Research and Development

All research and development costs are charged to operations as incurred.

Stock Based Compensation

As permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FASB 123), the Company has elected to follow Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, no compensation expense is recognized at the time of option grant because the exercise price of the Company's employee stock option equals the fair market value of the underlying common stock on the date of grant.

                               Pharmacopeia, Inc.

                          Notes to Financial Statements
          (Dollars in thousands, except for share and per share data)
                                December 31, 1996


2.  Significant Accounting Policies (continued)

Net Loss Per Share

The net loss per common share is based on net loss for the year, divided by the weighted average number of common shares outstanding during the year. Common stock equivalents such as convertible preferred stock, stock options and warrants are not included as their effect is anti-dilutive. However, 1,648 options granted during 1994 and 53,591 options granted during the first nine months of 1995 have been treated as outstanding for all periods presented. Shares used in computing net loss per share were 2,648,268, 3,231,102 and 10,833,980 for the years ended December 31, 1994, 1995 and 1996 respectively.

Impairment of Long-Lived Assets

During 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which had no effect on its financial condition or results of operations. The Company records impairment losses on long-lived assets used in operations or expected to be disposed when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such events and circumstances have occurred.

Reclassifications

Certain December 31, 1995 balances have been reclassified to conform with the December 31, 1996 presentation.

3.  Property and Equipment
Property and equipment consist of the following:

                                                                        December 31
                                                                   1995               1996
                                                           ---------------------------------------
Laboratory equipment                                               $2,324             $4,904
Furniture, fixtures and equipment                                     161              1,227
Computers and software                                                779              1,649
Leasehold improvements                                                353              2,716
Construction in progress                                               60                 15
                                                           ---------------------------------------
                                                                    3,677             10,511
Less accumulated depreciation and amortization                       (749)            (2,216)
                                                           ---------------------------------------
Property and equipment, net                                        $2,928             $8,295
                                                           =======================================

                               Pharmacopeia, Inc.

                          Notes to Financial Statements
          (Dollars in thousands, except for share and per share data)
                                December 31, 1996


4.  Leases

The Company has a total of four leases or sub-leases for office and laboratory space which expire at various dates through November 30, 2005.

The future minimum lease commitments at December 31, 1996 are as follows:

1997                                                                 $   2,594
1998                                                                     2,600
1999                                                                     2,423
2000                                                                     1,133
2001                                                                       703
Thereafter                                                               2,752

Rent expense for the years ended December 31, 1994, 1995 and 1996 was $398, $1,255 and $1,783, respectively.

5.  Accrued Liabilities

Accrued liabilities consist of the following:

                                                                                  December 31
                                                                             1995             1996
                                                                      -----------------------------------
          Accrued bonus                                                $      443       $      623
          Accrued vacation                                                     66              208
          Accrued relocation                                                  223              573
          Accrued licensing costs - related party (Note 11)                   300              300
          Other                                                               709              536
                                                                     ------------------------------------
                                                                            $1,741          $2,240
                                                                            ======          ======

6.  Notes Payable

The Company has entered into Equipment Financing Agreements primarily for the purchase of certain laboratory and research related equipment. Under the terms of these agreements, the Company may finance up to $2,850 of equipment and leasehold improvements. At December 31, 1996, the Company had twenty-two separate secured notes payable under these agreements. The notes payable expire at various dates through June 2000.

                               Pharmacopeia, Inc.

                          Notes to Financial Statements
          (Dollars in thousands, except for share and per share data)
                                December 31, 1996


6.  Notes Payable (continued)

The following is a schedule, by year, of the future principal payments under equipment financing agreements as of December 31, 1996:

        1997                                                      $710
        1998                                                       694
        1999                                                       481
        2000                                                       224
                                                            ================
        Total principal payments                             $   2,109
                                                            ================

7.  Income Taxes

The Company utilizes the liability method to account for income taxes. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset, which is considered noncurrent, are as follows:

                                                                                   December 31
                                                                              1995              1996
                                                                        -------------------------------------
        Deferred tax assets
        Net operating loss carryforward                                 $        7,669      $        11,218
        Research credit                                                            476                  722
        Deferred tax asset valuation reserve                                    (8,145)             (11,940)
                                                                        -------------------------------------
        Net deferred tax asset                                          $            -     $              -
                                                                        =====================================

In 1994, 1995 and 1996, the Company recorded valuation reserves of $4,398, $8,145 and $11,940, respectively.

At December 31, 1996, the Company has federal net operating loss (NOL) carryforwards of approximately $28,000 which expire in 2008 ($2,131), 2009 ($8,475), 2010 ($9,100) and 2011 ($8,294). An ownership change pursuant to
Section 382 of the Internal Revenue Code occurred in December 1995 as a result of the public offering of the Company's common stock. The effect of the ownership change is that use of approximately $11,800 of the NOL carryforward is restricted to approximately $6,700 per year. The Company has state NOL carryforwards of approximately $28,000 at December 31, 1996, which expire in 2000 ($2,100), 2001 ($8,500), 2002 ($9,100) and 2003 ($8,300).

                               Pharmacopeia, Inc.

                          Notes to Financial Statements
          (Dollars in thousands, except for share and per share data)
                                December 31, 1996


7.  Income Taxes (continued)

The Company has federal research tax credit carryforwards of approximately $590 at December 31, 1996 which expire from 2008 through 2011. Approximately $476 of the carryforwards are subject to limitation pursuant to Section 382. In addition, the Company has a state research tax credit carryforward of approximately $200 which expires in 2002.

8.  Stockholders' Equity

Preferred Stock

On October 6, 1995, the Company authorized the issuance of 2,000,000 shares of preferred stock, $.0001 par value, per share. No shares have been issued.

Common Stock

During 1994, the Company sold a total of 486,000 shares of common stock at prices ranging from $0.20 to $0.48 per share. During 1995, the Company sold 1,094 shares of common stock at $0.48 per share, all of which was sold prior to September 30, 1995.

On October 6, 1995, the Company increased the authorized common stock of the Company to 40,000,000 and approved a one-for-two reverse stock split of the Company's common stock. All references in the financial statements with regard to shares, per share amounts, share prices, warrants and stock options have been adjusted for this change.

On December 5 and 8, 1995, the Company sold a total of 2,990,000 shares of common stock for $16.00 per share in an initial public offering and pursuant to the underwriter's over-allotment option resulting in net proceeds to the Company of approximately $43,800.

During 1995 the Company received $7,000 from Schering-Plough for the purchase of 232,558 shares of common stock and for certain research activities. Of this amount $5,000 is included in equity and $2,000 was amortized into contract revenue during 1996 (see Note 10).

During 1996 the Company received a total of $25,165 in proceeds from the sale to four corporate partners of 973,206 newly issued shares of Pharmacopeia common stock. Of the total proceeds, $23,641 was recognized as equity. The balance of $1,524 was initially recorded on the balance sheet as deferred revenue and is being recognized as revenue over the balance of the term of the associated corporate collaboration agreements.

                               Pharmacopeia, Inc.

                          Notes to Financial Statements
          (Dollars in thousands, except for share and per share data)
                                December 31, 1996


9.  Stock Plans

The Company has three Stock Plans, the 1994 Incentive Stock Plan, the 1995 Employee Stock Purchase Plan and the 1995 Director Option Plan.

In accordance with the 1994 Incentive Stock Plan (the "Plan"), the Company may grant up to 1,250,000 shares of both incentive or non-qualified stock options or stock purchase rights to officers, directors, employees, sales representatives and consultants of the Company. The term of each incentive and non-qualified stock option and stock purchase right is ten years or ten years and one day from the date of grant. Vesting generally occurs over a period of not greater than five years.

At December 31, 1996, 132,715 of the outstanding options and stock purchase rights were exercisable and there were 328,729 shares available for future grants. All stock purchase rights which are not vested are subject to repurchase by the Company.

In 1995, the Company adopted the 1995 Employee Stock Purchase Plan ("ESPP") under Section 423 of the Internal Revenue Code. An aggregate of 250,000 shares of common stock are reserved for offering under the ESPP. In 1996, 7,171 shares of common stock were purchased at a price of $15.51 per share, as determined by the ESPP.

In accordance with the 1995 Directors Option Plan, the Company may grant up to 150,000 options to purchase shares of common stock to non-employee members of the Board. The exercise price of the stock options shall be equal to the fair market value per share of common stock on the option grant date. Each option has a term of ten years from the option grant date and shall become exercisable in a series of three equal and successive annual installments. During 1996 55,000 options were granted at exercise prices ranging from $21.50 to $26.75 per share. At December 31, 1996, none of the outstanding options were exercisable and there were 95,000 shares available for future grants.

FASB 123 requires pro forma information regarding net income and earnings per share as if the Company has accounted for its employee stock options and warrants granted subsequent to December 31, 1994 and shares of common stock purchased by employees in connection with the ESPP ("equity awards") under the fair value method of FASB 123. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1995 and 1996, respectively: risk-free interest rates of 6.06% and 6.17%; expected volatility of 59.70; expected option life of 1.6 years from vesting and an expected dividend yield of 0.0%.

For purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                              1995          1996
                                                                              ----          ----
         Pro forma net loss.................................................$(9,565)       $(9,474)
         Pro forma net loss per share of common stock.......................$(2.96)        $(.87)

                               Pharmacopeia, Inc.

                          Notes to Financial Statements
          (Dollars in thousands, except for share and per share data)
                                December 31, 1996


9. Stock Plans (continued)

Because FASB 123 is applicable only to equity awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

A summary of the Company's stock option activity, and related information for the years ended December 31, 1995 and 1996 follows:

                                                          1995                                          1996
                                        -------------------------------------------     -----------------------------------------
                                                                   Weighted                                       Weighted
                                             Common                 Average                  Common                Average
                                              Stock                 Exercise                  Stock                Exercise
                                             Options                  Price                  Options                 Price
                                        -------------------     -------------------     ------------------    -------------------
Outstanding at beginning of year....         120,000                  $ .48                  363,575                $ 2.10
  Granted...........................         250,900                   2.83                  598,220                 20.90
  Exercised.........................         (6,794)                    .49                 (22,189)                  2.76
  Forfeited.........................          (531)                     .84                 (18,335)                  7.83
                                        -------------------                             ------------------

  Outstanding at end of year........         363,575                   2.10                  921,271                 14.19
                                        ===================                             ==================

  Exercisable at end of year........          36,959                                         132,715
                                        ===================                             ==================

  Weighted  average  fair  value  of  options  granted
  during the year...................                                   2.81                                          13.03


           Stock options outstanding at December 31, 1996 are summarized as follows:

                                                                                                             Weighted
                                         Outstanding                       Weighted Average                   Average
        Range of                         Options at                           Remaining                      Exercise
     Exercise Prices                   December 31, 1996                   Contractual Life                    Price
---------------------------     -------------------------------     --------------------------------     ----------------------
$  .48                                          99,890                             7.9                   $          .48
$ 1.24 - $20.00                                229,411                             8.4                   $         2.84
$ 19.00 - $26.75                               591,970                             9.6                   $        20.91
                                -------------------------------
$.48 - $26.75                                  921,271                             9.1                   $        14.19
                                ===============================

                               Pharmacopeia, Inc.

                          Notes to Financial Statements
          (Dollars in thousands, except for share and per share data)
                                December 31, 1996


10.  Collaborative Agreements

On December 22, 1994, the Company entered into a Collaboration Agreement, a Random Library Agreement and a Stock Purchase Agreement with Schering Corporation and Schering-Plough Ltd. (collectively "Schering-Plough") which provides for research funding, product development milestone payments and royalties on net product sales. Research funding of $3,000 was received in each of December 1994 and December 1995 and was recognized as contract revenue during 1995 and 1996, respectively.

In December 1995, Schering-Plough purchased shares of the Company's common stock for $7,000. The purchase price represented a premium of $2,000 over the then fair market value of the common stock. This premium represented consideration for research activities to be performed by the Company and was amortized into income during 1996.

On February 15, 1995, the Company entered into a Collaboration Agreement with Berlex Laboratories, Inc. ("Berlex") and a stock purchase agreement with an affiliate of Berlex. The term of Collaboration Agreement is for two years from the effective date. Berlex has agreed to pay the Company research funding, product development milestone payments, and royalties on net product sales.

On October 1, 1995, the Company entered into an agreement with Sandoz Pharma Ltd. ("Sandoz") to create libraries in collaboration with Sandoz for screening by Sandoz. Under this agreement, the Company is obligated to provide certain numbers of compounds during each of the five years of the program. In return, Sandoz is obligated to pay the Company research funding during each year of the agreement. Sandoz has also agreed to pay the Company milestone payments and royalties on the sale of any drugs that result from the relationship.

During 1996 the Company signed contracts to extend the Schering-Plough agreement for one year and to extend the Berlex Laboratories agreement for an additional 7 months. (See Note 8.)

During 1996 the Company signed new agreements with Bayer, Daiichi, and NV Organon. The effective date of the Bayer agreement was December 31, 1995. Under these agreements each of these companies purchased Pharmacopeia stock (see Note
8) and committed to fund certain licensing and research and development ("R&D") programs at Pharmacopeia. Pharmacopeia received a total of $14,698 in R&D and license funding during 1996 from these three organizations. The agreements provide for a total of $10,585 in further R&D funding during 1997. These firms also agreed to pay the Company milestone payments and royalties on the sale of drugs that result from the relationships.

The Company received all of its 1995 and 1996 revenues from two and six customers, respectively. During 1995 58% and 42% of total revenues were received from Schering-Plough and Berlex Laboratories, respectively. During 1996 the Company received 36% of revenue from Schering-Plough, 19% from Berlex Laboratories, 9% from Sandoz, 6% from Bayer, 16% from Daiichi, and 14% from NV Organon.

                               Pharmacopeia, Inc.

                          Notes to Financial Statements
          (Dollars in thousands, except for share and per share data)
                                December 31, 1996


11.  Commitments

On July 16, 1993, the Company entered into a license agreement with the Trustees of Columbia University and Cold Spring Harbor Laboratory. The agreement grants to the Company an exclusive, worldwide license to certain technology for making and using combinatorial chemical libraries. The agreement includes annual license fees and certain royalties to be made by the Company. The Company has met its obligation under the agreement to expend $3,000 and $4,000 for the one year periods ending July 1996 and 1997, respectively, in development and commercialization of the licensed technology. In October 1995, the Company amended its license agreement with the Trustees of Columbia University and Cold Spring Harbor Laboratories. In connection with this amendment, the Company issued warrants to purchase 100,000 shares of common stock at $10.00 per share, exercisable through October 5, 2000 or earlier as defined in the warrants. During the years ended December 31, 1994, 1995 and 1996, the Company paid royalties and license fees to Columbia University of $156, $419, and $590, respectively.

In addition, the Company had commitments for construction and equipment of approximately $1,300 at December 31, 1996.

12. Subsequent Events

On January 29, 1997, the Company entered into a Library Screening Agreement with Zeneca Limited ("Zeneca") to create libraries in collaboration with Zeneca for screening by Zeneca. Under the terms of the Library Screening Agreement, Zeneca will provide Library preparation fees and milestone payments along with royalties on net product sales.

                               Pharmacopeia, Inc.

                             Report on Form 10-K for
                        the year ended December 31, 1996

                                INDEX TO EXHIBITS



       Exhibit                  Exhibit Name                                         Sequentially
       Number                                                                        Numbered Page
      3.1             Restated Certificate of Incorporation of the Registrant.
      3.3             Bylaws of the Registrant, as amended.
      23.1            Consent of Ernst & Young LLP.
      24.1            Powers of Attorney (see page 27).
      27.1            Financial Data Schedule (filed electronically with the SEC only)