Form 10-Q
period 1997-03-31
PHARMACOPEIA INC
filed 1997-05-13
CIK 1002388

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  0-27118
                                                -------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days -- Yes  X     No
                       -----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


             CLASS                            OUTSTANDING AT APRIL 30, 1997
------------------------------                -----------------------------
Common Stock, $.0001 par value                           11,271,072

                              PHARMACOPEIA, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

ITEM                                                PAGE
----                                                ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Balance Sheets-March 31, 1997 and            3
         December 31, 1996

         Statements of Operations-Three Months        4
         Ended March 31, 1997 and 1996

         Statements of Cash Flows-Three Months        5
         Ended March 31, 1997 and 1996

         Notes to Financial Statements                6

Item 2.  Management's Discussion and                 7-8
         Analysis of Financial Condition and
         Results of Operations

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form                9-10
         8-K

SIGNATURE                                             11
INDEX TO EXHIBITS
                                                      12

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              PHARMACOPEIA, INC.
                                BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                             MARCH 31,           DECEMBER 31,
                                               1997                  1996
                                          ------------------------------------
                                            (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents                      $  5,414            $ 17,059
 Marketable securities                            62,922              64,423
 Prepaid expenses and other current
  assets                                           2,194               1,525
                                          ------------------------------------
 Total current assets                             70,530              83,007
                                          ------------------------------------

Non-current investments in marketable
 securities                                       10,420
Property and equipment, net                        8,775               8,295
Other assets                                         579                 677
                                          ------------------------------------
                                                $ 90,304            $ 91,979
                                          ====================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                               $    707            $    742
 Accrued liabilities                               2,081               2,240
 Notes payable, current portion                      700                 710
 Deferred revenue                                 15,398              15,088
                                          ------------------------------------
Total current liabilities                         18,886              18,780

Notes payable, long-term portion                   1,242               1,405
Deferred revenue, long-term                        1,830               2,046

Commitments

Stockholders' equity:
Preferred stock, $.0001 par value,
 2,000,000 shares authorized; none
 issued and outstanding
         Common stock, $.0001 par
          value; 40,000,000 shares
          authorized; 11,270,953 and
          11,267,499 shares issued and
          outstanding at March 31, 1997
          and December 31, 1996,
          respectively                                 1                   1


 Additional paid-in capital                       97,550              97,542
 Accumulated deficit                             (29,205)            (27,795)
                                          ------------------------------------
Total stockholders' equity                        68,346              69,748
                                          ------------------------------------
                                                $ 90,304            $ 91,979
                                          ====================================

        See accompanying notes to these unaudited financial statements.

                              PHARMACOPEIA, INC.

                           STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                           THREE MONTHS ENDED MARCH 31,
                                               1997            1996
                                          ------------------------------
                                                   (UNAUDITED)
Contract revenue                            $     5,932     $     2,007

Operating expenses:
 Research and development:
  Collaborative                                   4,151           2,207
  Proprietary                                     2,729           1,850
 General and administrative                       1,458           1,407
                                          ------------------------------
Operating loss                                   (2,406)         (3,457)

Interest income                                   1,064             879
Interest expense                                    (67)            (51)
                                          ------------------------------
Net loss                                    $    (1,409)    $    (2,629)
                                          ==============================

Net loss per share                                $(.13)          $(.25)
                                          ==============================

Weighted-average number of common
 shares outstanding during the period        11,269,752      10,490,538
                                          ==============================

        See accompanying notes to these unaudited financial statements.

                              PHARMACOPEIA, INC.

                           STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                           THREE MONTHS ENDED MARCH 31
                                               1997           1996
                                         -------------------------------
                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                       $ (1,409)      $ (2,629)
Adjustments to reconcile net loss to
 net cash provided
      by (used in) operating activities:
         Depreciation                               619            278
         Amortization                                10             10
         Changes in operating assets
          and liabilities:
         Increase in prepaid expenses
          and other current assets                 (670)          (362)
         Decrease in other assets                    88             13
         Increase (decrease) in
          accounts payable                          (35)           550
         Decrease in accrued liabilities           (160)          (435)
         Increase in deferred revenue                95          5,161
                                         -------------------------------
Net cash provided by (used in)
 operating activities                            (1,462)         2,586

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                             (1,098)        (1,725)
Purchase of marketable securities               (28,101)       (22,227)
Proceeds from sales of marketable
 securities                                      19,182         11,763
                                         -------------------------------
Net cash used in investing activities           (10,017)       (12,189)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common
 stock                                                7         14,709
Increase in notes payable                                          384
Repayments of notes payable                        (173)          (108)
                                         -------------------------------
Net cash provided by (used in)
 financing activities                              (166)        14,985
                                         -------------------------------

Increase (decrease) in cash and cash
 equivalents                                    (11,645)         5,382
Cash and cash equivalents at beginning
 of period                                       17,059         28,612

Cash and cash equivalents at end of      -------------------------------
 period                                        $  5,414       $ 33,994
                                         ===============================

        See accompanying notes to these unaudited financial statements.

                              PHARMACOPEIA, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE (1) -- BASIS OF PRESENTATION

     The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE (2) -- NET LOSS PER COMMON SHARE

     Net loss per common share is based on net loss for the relevant period divided by the weighted average number of shares issued and outstanding during the period. Stock options and common stock issuable upon conversion of warrants are not reflected as their effect would be antidilutive for both primary and fully diluted earnings per share computations.

     In February 1997, the Financial Accounting Standard Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of statement 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

OVERVIEW

     Pharmacopeia, Inc. ("Pharmacoepia" or the "Company") was incorporated in March 1993 and is engaged in research and development and chemical library production for collaborations and for its own use. The Company's research and development has focused on efficient, cost effective, high throughput systems for synthesizing and screening large libraries of chemicals for new drug discovery and optimization. The Company has incurred losses since inception and, as of March 31, 1997 had an accumulated deficit of $29.2 million. The Company anticipates incurring additional losses over at least the next several years as it expands its research and development and chemical library production efforts. The Company expects that its losses will fluctuate from quarter to quarter and that such variations may be substantial.

RESULTS OF OPERATIONS

     The Company expects that its revenue sources for at least the next several years will be limited to future drug discovery collaboration payments from Schering Corporation and Schering-Plough Ltd. (together, "Schering-Plough"), Berlex Laboratories, Inc. ("Berlex"), Novartis Corporation ("Novartis"), Bayer Corporation ("Bayer") and Daiichi Pharmaceutical Co., Ltd. ("Daiichi"), and Akzo Nobel/Organon ("Organon") and from other customers under existing arrangements and others that may be entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate. Historical results should not be viewed as indicative of future operating results. The Company will be required to conduct significant research, development and production activities during the next several years to fulfill its obligations under the Schering-Plough, Berlex, Novartis, Bayer, Daiichi and Organon drug discovery collaborative agreements and to develop other collaborations and technologies. The Company does not anticipate having net income in the next several years.

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     Revenues totaled $5.9 million and $2.0 million in the three months ended March 31, 1997 and 1996, respectively. The increase of $3.9 million primarily reflects expanded efforts in the Company's drug discovery collaborations with Bayer, Daiichi and Organon, and the achievement of certain research milestones with Berlex and Schering-Plough.

     The Company incurred research and development expenses of $6.9 million and $4.1 million in the three months ended March 31, 1997 and 1996, respectively. These increased amounts primarily reflect increased salaries and personnel expenses inasmuch as the Company continued to hire additional research and development personnel, equipment depreciation, leasehold amortization, and laboratory supplies purchased in connection with the expansion of the Company's chemical library production and screening efforts for drug discovery collaborations and for internal discovery programs.

     General and administrative expenses increased to $1.5 million for the three months ended March 31, 1997 from $1.4 million for the three months ended March 31, 1996. The increase is primarily attributable to increased payroll and personnel expenses inasmuch as the Company continued to hire additional management and administrative personnel along with increased patent legal fees.

     The Company had interest income of $1.1 million and $0.9 million in the three months ended March 31, 1997 and 1996, respectively. The increase in interest income resulted from higher average balances of cash, cash equivalents and marketable securities. Interest expense is a result of increases in notes payable.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997, the Company had working capital of $51.6 million.
The Company has funded its activities through March 31, 1997 primarily through the sale of equity securities and funding under collaborative arrangements.
From inception through March 31, 1997, the Company received $97.5 million in net proceeds from equity financing and received $38.5 million in research and development and license fees under collaborative agreements.

     The Company's funds are currently invested in U.S. Treasury and government agency obligations, investment grade commercial paper and other short-term money market instruments. The Company may also invest such proceeds in investment grade, interest-bearing securities having a maximum maturity of two years. As of March 31, 1997, the Company's cash and cash equivalents totaled $5.4 million. In addition, the Company had marketable securities of $73.3 million.

     In connection with the Company's agreement with the Trustees of Columbia University and Cold Spring Harbor Laboratory, the Company is required to pay annual license fees. The Company is also required to pay to Columbia University certain royalties.

     In addition, as of March 31, 1997, the Company had outstanding commitments for construction and equipment purchases totaling $0.8 million. The Company anticipates that its capital requirements will increase over the next two years as the Company expands its research and development activities. In connection with such expansion, the Company expects to incur substantial expenditures for hiring additional management, scientific and administrative personnel and for planned expansion of its facilities and replacement of laboratories currently subleased, including acquisition of additional equipment.

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

                                    PART II

                               OTHER INFORMATION


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
3.1           Restated Certificate of Incorporation of the Registrant.
3.3           Bylaws of the Registrant, as amended.
4.3*          Stockholders Rights Agreement, dated February 15, 1995.
10.1*         Series A and Series B Preferred Stock Purchase Agreement, dated
              July 21, 1993.
10.2*         Series B Preferred Stock Purchase Agreement, dated March 11, 1994.
10.3*         Series C Preferred Stock Purchase Agreement, dated December 22,
              1994.
10.4*         Series D Preferred Stock Purchase Agreement, dated February 15,
              1995.
10.5%         Amended 1994 Incentive Stock Plan.
10.6*%        1995 Employee Stock Purchase Plan.
10.7*%        1995 Director Option Plan.
10.8*+        Library Collection Agreement, dated as of October 1, 1995, between
              Pharmacopeia and Sandoz Pharma Ltd.
10.9*+        Research, License, and Royalty Agreement, dated as of February 15,
              1995, between Pharmacopeia and Berlex Laboratories, Inc.
10.10*+       License Agreement, dated as of October 6, 1995, among
              Pharmacopeia, the Trustees of Columbia University in the City of
              New York and Cold Spring Harbor Laboratory.
10.11*+       Collaboration Agreement, dated as of December 22, 1994, between
              Pharmacopeia and Schering Corporation and Schering-Plough, Ltd.
10.12*+       Random Library Agreement, dated as of December 22, 1994, between
              Pharmacopeia and Schering Corporation and Schering-Plough, Ltd.
10.13*        Lease Agreement between Pharmacopeia and Eastpark at 8A.

10.13(a)**    Amendment dated as of January 22, 1996 to Lease Agreement between
              Pharmacopeia and Eastpark at 8A.
10.13(b)****  Third Amendment to Lease Agreement dated March 31, 1996 between
              Pharmacopeia and Eastpark at 8A.
10.14*        Sublease, dated as of December 7, 1994, between Pharmacopeia and
              Enichem Americas, Inc.
10.15*        Lease, dated as of May 2, 1994, between Pharmacopeia and College
              Road Associates Limited, as amended.
10.15(a)**    Lease dated as of December 1, 1995 between Pharmacopeia and
              College Road Associates, as amended.
10.15(b)****  Third Execution and Modification of lease dated June 7, 1996, between Pharmacopeia and College Road Associates Limited.
10.17*%       Employment Agreement, dated October 4, 1994, between the Company and Lewis J. Shuster.
10.18*%       Employment Agreement, dated January 18, 1994, between the Company and Joseph A. Mollica, Ph.D.
10.19*%       Employment Agreement, dated May 18, 1993, between the Company and
              John C. Chabala, Ph.D.
10.20*%       Employment Agreement, dated June 3, 1993, between the Company and
              John J. Baldwin, Ph.D.

10.21*%       Employment Agreement, dated December 2, 1993, between the Company and Nolan H. Sigal, M.D., Ph.D.
10.22*%       Consulting Agreement, dated April 30, 1993, between the Company and W. Clark Still, Ph.D.
10.23*        Warrant to purchase Common Stock issued to Columbia University.
10.24*        Warrant to purchase Common Stock issued to Cold Spring Harbor
              Laboratory.
10.25**+      Collaboration Agreement effective as of December 31, 1995 between
              Pharmacopeia and Bayer
10.26**+      Random Library Agreement effective as of December 31, 1995 between
              Pharmacopeia and Bayer
10.29**%      Employment Agreement, dated January 24, 1996, between the Company and Nancy M. Gray, Ph.D.
10.30***+     Collaborative Agreement dated as of March 29, 1996 with Daiichi
              Pharmaceutical Co., Ltd.
10.31****+    Research Agreement, between Pharmacopeia, Inc. and N.V. Organon dated May 31, 1996
10.32***** %  Employment Agreement, dated June 20, 1996, between the Company and
              Stephen A. Spearman, Ph.D.
10.33*****    Lease Agreement, dated June 21, 1996, between Pharmacopeia and
              South Brunswick Rental I, Ltd.
11.1*         Statement re Computation of Per Share Earnings.
27.1          Financial Data Schedule
27.2          Amended Financial Data Schedule

* Incorporated by reference to the same numbered exhibit filed with the Company's Registration Statement on Form S-1 No. 33-93460.
** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K for the year ended December 31, 1995.
*** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended March 31, 1996.
**** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended June 30, 1996.
***** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended September 30, 1996.
+  Confidential treatment granted.
% Represents a management contract or compensatory plan or arrangement.


(b)  Reports on Form 8-K

          None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PHARMACOPEIA, INC.


                                     By: \s\ LEWIS J. SHUSTER
                                         ---------------------------------------
                                         Lewis J. Shuster
                                         Executive Vice President, Corporate
                                         Development & Chief Financial Officer
                                         (Duly Authorized Officer and Chief
                                           Accounting Officer)

                                     Date:  May 13, 1997

                               PHARMACOPEIA, INC.
                               INDEX TO EXHIBITS

EXHIBIT NUMBER   EXHIBIT NAME                                   PAGE
     27.1        Financial Data Schedule
     27.2        Amended Financial Data Schedule