Form 10-Q
period 1997-06-30
PHARMACOPEIA INC
filed 1997-08-13
CIK 1002388

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

                                      or

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-27118
                                                -------

                              PHARMACOPEIA, INC.

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter

Delaware                                                 33-0557266
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days-- Yes  X    No___
                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


               CLASS                         OUTSTANDING AT JULY 31, 1997
   ------------------------------       -------------------------------------
   Common Stock, $.0001 par value                   11,561,098

                              PHARMACOPEIA, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

ITEM                                                                     PAGE
----                                                                     ----
PART 1. FINANCIAL INFORMATION

Item 1.        Financial Statements:

               Balance Sheets-June 30, 1997 and December 31, 1996          3

               Statements of Operations-Three and Six Months Ended         4
               June 30, 1997 and 1996

               Statements of Cash Flows-Six Months Ended                   5
               June 30, 1997 and 1996

               Notes to Financial Statements                               6

Item 2.        Management's Discussion and Analysis of Financial          7-9
               Condition and Results of Operations

PART II. OTHER INFORMATION

Item 2.        Changes in Securities                                      10

Item 4.        Submission of Matters to a Vote of Security Holders       10-11

Item 6.        Exhibits and Reports on Form 8-K                          12-13

SIGNATURE                                                                 14

INDEX TO EXHIBITS                                                         15

                                    PART 1
                             FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                              PHARMACOPEIA, INC.
                                BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        JUNE 30,      DECEMBER 31,
                                                                          1997           1996
                                                                        ---------------------------
                                                                        (UNAUDITED)
ASSETS
 Current assets:
  Cash and cash equivalents                                             $    5,803     $    17,059
  Marketable securities                                                     53,056          64,423
  Prepaid expenses and other current assets                                  2,072           1,525
                                                                        ---------------------------
Total current assets                                                        60,931          83,007
                                                                        ---------------------------

Non-current investments in marketable securities                            19,088
Property and equipment, net                                                 10,013           8,295
Other assets                                                                   342             677
                                                                        ---------------------------
                                                                        $   90,374     $    91,979
                                                                        ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                                                      $      830     $       742
  Accrued liabilities                                                        2,132           2,240
  Notes payable, current portion                                               678             710
  Deferred revenue                                                          13,060          15,088
                                                                        ---------------------------
Total current liabilities                                                   16,700          18,780

Notes payable, long-term portion                                             1,078           1,405
Deferred revenue, long-term                                                  1,614           2,046

Commitments

Stockholders' equity:
  Preferred stock, $.0001 par value; 2,000,000 shares authorized;
   none issued and outstanding
  Common stock, $.0001 par value; 40,000,000 shares authorized;
   11,557,004 and 11,267,499 shares issued and outstanding at
   June 30, 1997 and December 31, 1996, respectively                             1               1
  Additional paid-in capital                                               101,883          97,542
  Accumulated deficit                                                      (30,902)        (27,795)
                                                                        ---------------------------
Total stockholders' equity                                                  70,982          69,748
                                                                        ---------------------------
                                                                        $   90,374     $    91,979
                                                                        ===========================

        See accompanying notes to these unaudited financial statements.

                              PHARMACOPEIA, INC.

                           STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                        THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                            1997          1996            1997          1996
                                        ---------------------------    -------------------------
                                                (UNAUDITED)                   (UNAUDITED)

Contract revenue                            $5,586        $2,847          $11,518       $4,854

Operating expenses:
 Research and development:
  Collaborative                              4,178         2,680            8,329        4,887
  Proprietary                                2,821         1,890            5,550        3,740
 General and administrative                  1,319         1,163            2,777        2,570
                                        ---------------------------    -------------------------
Operating loss                              (2,732)       (2,886)          (5,138)      (6,343)

Interest income                              1,096         1,004            2,160        1,883
Interest expense                               (61)          (63)            (128)        (114)
                                        ---------------------------    -------------------------
Net loss                                   $(1,697)      $(1,945)         $(3,106)     $(4,574)
                                        ---------------------------    -------------------------

Net loss per share                           $(.15)        $(.18)           $(.27)       $(.43)
                                        ===========================    =========================

Weighted-average number of
common shares outstanding
during the period                       11,371,134    10,852,144       11,320,723   10,671,341
                                        ===========================    =========================

        See accompanying notes to these unaudited financial statements.

                              PHARMACOPEIA, INC.

                           STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                  1997          1996
                                                                            -------------------------------
                                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                    $     (3,106)   $    (4,574)
Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Depreciation                                                                  1,216            559
     Amortization                                                                     20             20
     Changes in operating assets and liabilities:
     (Increase) in prepaid expenses and other current assets                        (547)          (664)
     (Increase) decrease in other assets                                             314           (111)
     Increase in accounts payable                                                     88            517
     (Decrease) in accrued liabilities                                              (108)          (250)
     Increase (decrease) in deferred revenue                                      (2,460)         6,738
                                                                            -------------------------------
Net cash provided by (used in) operating activities                               (4,583)         2,235

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                              (2,934)        (4,802)
Purchase of marketable securities                                                (53,174)       (52,697)
Proceeds from sales of marketable securities                                      45,453         36,021
                                                                            -------------------------------
Net cash used in investing activities                                            (10,655)       (21,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                         4,341         18,637
Increase in notes payable                                                                         1,344
Repayments of notes payable                                                         (359)          (264)
                                                                            -------------------------------
Net cash provided by financing activities                                          3,982         19,717
                                                                            -------------------------------
Increase (decrease) in cash and cash equivalents                                 (11,256)           474
Cash and cash equivalents at beginning of period                                  17,059         28,612
                                                                            -------------------------------
Cash and cash equivalents at end of period                                  $      5,803    $    29,086
                                                                            ===============================

        See accompanying notes to these unaudited financial statements.

                              PHARMACOPEIA, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE (1)-- BASIS OF PRESENTATION

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

NOTE (2)-- NET LOSS PER COMMON SHARE

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

OVERVIEW

     Pharmacopeia, Inc. ("Pharmacopeia" or the "Company") was incorporated in March 1993 and is engaged in research and development and chemical library production for collaborations and for its own use. The Company's research and development has focused on efficient, cost effective, high throughput systems for synthesizing and screening large libraries of chemicals for new drug discovery and optimization. The Company has incurred losses since inception and, as of June 30, 1997 had an accumulated deficit of $30.9 million. The Company anticipates incurring additional losses over at least the next several years as it expands its research and development and chemical library production efforts. The Company expects that its losses will fluctuate from quarter to quarter and that such variations may be substantial.

RESULTS OF OPERATIONS

     The Company expects that its revenue sources for at least the next several years will be limited to future drug discovery collaboration payments from Schering Corporation and Schering-Plough Ltd. (together, "Schering-Plough"), Berlex Laboratories, Inc. ("Berlex"), Novartis Corporation ("Novartis"), Bayer Corporation ("Bayer"), Daiichi Pharmaceutical Co., Ltd. ("Daiichi"), and Akzo Nobel/Organon ("Organon") and from other customers under existing arrangements and others that may be entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate. Historical results should not be viewed as indicative of future operating results. The Company will be required to conduct significant research, development and production activities during the next several years to fulfill its obligations under the Schering-Plough, Berlex, Novartis, Bayer, Daiichi and Organon drug discovery collaborative agreements and to develop other collaborations and technologies. The Company does not anticipate having net income in the next several years.

THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     Revenues for the three and six months ended June 30, 1997 increased to $5.6 million and $11.5 million, respectively, compared to $2.8 million and $4.9 million for the comparable periods in 1996. The increase in 1997 revenues primarily reflects expanded efforts in the drug discovery collaborations with Bayer, Daiichi, Organon and Novartis and the achievement of certain milestones with Berlex and Schering-Plough during the first quarter of 1997.

     Research and development expenses increased to $7.0 million and $13.9 million for the three and six months ended June 30, 1997, respectively, compared to $4.6 million and $8.6 million for the corresponding periods in 1996. These increased amounts primarily reflect increased salaries and personnel expenses as the Company continued to hire additional research and development personnel, equipment depreciation, leasehold amortization, and laboratory supplies purchased in connection with the expansion of the Company's chemical library production and screening efforts for drug discovery collaborations and for internal discovery programs.

     General and administrative expenses increased to $1.3 million and $2.8 million for the three and six months ended June 30, 1997, respectively, compared to $1.2 million and $2.6 million for the same periods in 1996. The increase is primarily attributable to increased payroll and personnel expenses as the Company continued to hire additional management and administrative personnel, along with increased patent legal fees.

     The Company had interest income of $1.1 million and $2.2 million in the three and six months ended June 30, 1997, respectively, compared to $1.0 million and $1.9 million for the comparable periods in 1996. The increase in interest income resulted from higher average balances of cash, cash equivalents and marketable securities. Interest expense for both periods is a result of interest incurred on notes payable.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997, the Company had working capital of $44.2 million. The Company has funded its activities through June 30, 1997 primarily through the sale of equity securities and funding under collaborative arrangements. From inception through June 30, 1997, the Company received $101.9 million in net proceeds from equity financing and received $42.3 million in research and development, license fees and milestone payments under collaborative agreements.

     The Company's funds are currently invested in U.S. Treasury and government agency obligations, investment grade commercial paper and other short-term money market instruments. The Company may also invest such proceeds in investment grade, interest-bearing securities having a maximum maturity of two years. As of June 30, 1997, the Company's cash and cash equivalents totaled $5.8 million.
In addition, the Company had marketable securities of $72.1 million.

     In connection with the Company's agreement with the Trustees of Columbia University and Cold Spring Harbor Laboratory, the Company is required to pay annual license fees. The Company is also required to pay to Columbia University certain royalties.

     In addition, as of June 30, 1997, the Company had outstanding commitments for construction and equipment purchases totaling $0.7 million. The Company anticipates that its capital requirements will continue at approximately the same level over the next two years as the Company expands it research and development activities. In connection with such expansion, the Company expects to incur substantial expenditures for hiring additional management, scientific and administrative personnel and for planned expansion and upgrading of its facilities, including acquisition of additional equipment.

     The Company anticipates that its existing capital resources will be adequate to fund the Company's operations at least through 1998. There can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements depend on numerous factors, including the ability of the Company to enter into additional collaborative arrangements, competing technological and market developments, changes in the Company's existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, the purchase of additional capital equipment, acquisitions of other businesses or technologies, the progress of the Company's drug discovery programs and the progress of the Company's customers' milestone and royalty producing activities. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all. The Company's forecasts of the period of time through which its financial resources will be adequate to support its operations is forward looking information, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds.

                                    PART II

                               OTHER INFORMATION

     ITEM 2. CHANGES IN SECURITIES

                   Transaction                   Number of       Aggregate
                       Date      Securities   Securities (1)  Offering Price
                  ------------  ------------  --------------  --------------
       Organon    May 31, 1997  Common Stock     276,707        $4,165,000

     (1) Transaction exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, by virtue of the exemption contained in Section 4(2) of such act.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of Stockholders was held on May 9, 1997.

(b)  The following persons were elected to continue as the directors of the
     Company:

                              FOR             AGAINST
                            ---------      ------------
          Frank Baldino     8,297,824         46,581
          Edith W. Martin   8,297,554         46,851
          Max Wilhelm       8,297,824         46,581

     and the following persons are incumbent directors whose terms of office continued after the Annual Meeting:

                              Joseph A. Mollica
                              Gary E. Costley
                              W. Clark Still
                              Samuel D. Colella
                              Eileen M. More

(c)  The other matters voted upon and the results of the voting were as follows:

     (1) The stockholders voted 7,924,605 shares for and 401,651 shares against the proposal to approve an amendment to the Company's 1994 Incentive Stock Plan to increase the number of shares of Common Stock received for issuance by 500,000 shares. Stockholders holding an aggregate of 18,149 shares abstained from voting on this matter.

(2) The stockholders voted 8,335,362 shares for and 6,418 shares against the proposal to confirm the appointment of Ernst & Young, LLP as independent auditors for the 1997 fiscal year. Stockholders holding an aggregate of 2,625 shares abstained from voting on this matter.

(3) A separate tabulation of the votes cast for each director are set forth under Item 4(b) above.

There were no broker non-votes on the forgoing matters.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

3.1******           Restated Certificate of Incorporation of the Registrant.
3.3******           Bylaws of the Registrant, as amended.
4.3*                Stockholders Rights Agreement, dated February 15, 1995.
10.1*               Series A and Series B Preferred Stock Purchase Agreement,
                    dated July 21, 1993.
10.2*               Series B Preferred Stock Purchase Agreement, dated March 11,
                    1994.
10.3*               Series C Preferred Stock Purchase Agreement, dated December
                    22, 1994.
10.4*               Series D Preferred Stock Purchase Agreement, dated February
                    15, 1995.
10.5**diamond       Amended 1994 Incentive Stock Plan.
10.5(a)diamond      Amended No. 3 to the 1994 Incentive Stock Plan dated May 9,
                    1997.
10.6*diamond        1995 Employee Stock Purchase Plan.
10.7*diamond        1995 Director Option Plan.
10.8*+              Library Collection Agreement, dated as of October 1, 1995, between Pharmacopeia and Sandoz Pharma Ltd.
10.9*+              Research, License, and Royalty Agreement, dated as of
                    February 15, 1995, between Pharmacopeia and Berlex
                    Laboratories, Inc.
10.9(a)++           Amendment No. 1 to Research, License and Royalty Agreement
                    between the Company and Berlex Laboratories, Inc. dated
                    November 27, 1996.
10.9(b)++           Amendment No. 2 to Research, License and Royalty Agreement
                    between the Company and Berlex Laboratories, Inc. dated
                    June 30, 1997.
10.10*+             License Agreement, dated as of October 6, 1995, among
                    Pharmacopeia, the Trustees of Columbia University in the
                    City of New York and Cold Spring Harbor Laboratory.
10.11*+             Collaboration Agreement, dated as of December 22, 1994,
                    between Pharmacopeia and Schering Corporation and Schering-
                    Plough, Ltd.
10.11(b)++          Amendment No. 2 to Collaboration Agreement and Random
                    Library Agreement between the Company and Schering
                    Corporation and Schering-Plough, Ltd. dated as of April 22,
                    1996.
10.11(c)++          Amendment No. 3 to Collaboration Agreement and Random
                    Library Agreement between the Company and Schering
                    Corporation and Schering-Plough, Ltd. dated as of April 21,
                    1997.
10.12*+             Random Library Agreement, dated as of December 22, 1994,
                    between Pharmacopeia and Schering Corporation and Schering-
                    Plough, Ltd.
10.13*              Lease Agreement between Pharmacopeia and Eastpark at 8A.
10.13(a)**          Amendment dated as of January 22, 1996 to Lease Agreement
                    between Pharmacopeia and Eastpark at 8A.
10.13(b)****        Third Amendment to Lease Agreement dated March 31, 1996
                    between Pharmacopeia and Eastpark at 8A.
10.14*              Sublease, dated as of December 7, 1994, between Pharmacopeia and Enichem Americas, Inc.
10.15*              Lease, dated as of May 2, 1994, between Pharmacopeia and
                    College Road Associates Limited, as amended.
10.15(a)**          Lease, dated as of December 1, 1995, between Pharmacopeia
                    and College Road Associates, as amended.
10.15(b)****        Third Execution and Modification of lease dated June 7,
                    1996, between Pharmacopeia and College Road Associates
                    Limited.

10.17*diamond       Employment Agreement, dated October 4, 1994, between the
                    Company and Lewis J. Shuster.
10.18*diamond       Employment Agreement, dated January 18, 1994, between the
                    Company and Joseph A. Mollica, Ph.D.
10.19*diamond       Employment Agreement, dated May 18, 1993, between the
                    Company and John C. Chabala, Ph.D.
10.20*diamond       Employment Agreement, dated June 3, 1993, between the
                    Company and John J. Baldwin, Ph.D.
10.21*diamond       Employment Agreement, dated December 2, 1993, between the
                    Company and Nolan H. Sigal, M.D., Ph.D.
10.22*diamond       Consulting Agreement, dated April 30, 1993, between the
                    Company and W. Clark Still, Ph.D.
10.23*              Warrant to purchase Common Stock issued to Columbia
                    University.
10.24*              Warrant to purchase Common Stock issued to Cold Spring
                    Harbor Laboratory.
10.25**+            Collaboration Agreement effective as of December 31, 1995
                    between Pharmacopeia and Bayer
10.26**+            Random Library Agreement effective as of December 31, 1995 between Pharmacopeia and Bayer
10.29**diamond      Employment Agreement, dated January 24, 1996, between the
                    Company and Nancy M. Gray, Ph.D.
10.30***+           Collaborative Agreement dated as of March 29, 1996 with
                    Daiichi Pharmaceutical Co., Ltd.
10.30(a)++          Amendment No. 1 to Collaboration Agreement between the
                    Company and Daiichi Pharmaceutical Co. Ltd, dated April 14,
                    1997.
10.31****+          Research Agreement, between Pharmacopeia, Inc. and N.V.
                    Organon dated May 31, 1996
10.32*****diamond   Employment Agreement, dated June 20, 1996, between the
                    Company and Stephen A. Spearman, Ph.D.
10.33*****          Lease Agreement, dated June 21, 1996, between Pharmacopeia and South Brunswick Rental I, Ltd.
11.1*               Statement re Computation of Per Share Earnings.
27.1                Financial Data Schedule
27.2                Amended Financial Data Schedule

_______________________

*Incorporated by reference to the same numbered exhibit filed with the Company's Registration Statement on Form S-1 No. 33-93460.
**Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K for the year ended December 31, 1995.
***Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended March 31, 1996.
****Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended June 30, 1996.
*****Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended September 30, 1996.
******Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K for the year ended December 31, 1996.
+Confidential treatment granted.
++Confidential treatment requested.
(Diamond) Represents a management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

          None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PHARMACOPEIA, INC.


                                     By: /s/ LEWIS J. SHUSTER
                                         -------------------------------


                                         Lewis J. Shuster
                                         Executive Vice President, Corporate
                                         Development & Chief Financial Officer
                                         (Duly Authorized Officer and Chief
                                            Accounting Officer)


                                     Date:  August 12, 1997

                              PHARMACOPEIA, INC.
                               INDEX TO EXHIBITS


EXHIBIT NUMBER EXHIBIT NAME                                                 PAGE

     10.5 (a)  Amendment No. 3 to the 1994 Incentive Stock Plan dated May 9,
               1997.

     10.9 (a) Amendment No. 1 to Research, License and Royalty Agreement between the Company and Berlex Laboratories, Inc. dated November 27, 1996.

     10.9 (b) Amendment No. 2 to Research, License and Royalty Agreement between the Company and Berlex Laboratories, Inc. dated June 30, 1997.

     10.11(b) Amendment No.2 to Collaboration Agreement and Random Library Agreement between the Company and Schering Corporation and Schering-Plough, Ltd. dated as of April 22, 1996.

     10.11(c) Amendment No. 3 to Collaboration Agreement and Random Library Agreement between the Company and Schering Corporation and Schering-Plough, Ltd. dated as of April 21, 1997.

     10.30(a) Amendment No.1 to Collaboration Agreement between the Company and Daiichi Pharmaceutical Co., Ltd. dated April 14, 1997.

      27.1     Financial Data Schedule