Form 10-Q
period 1997-09-30
PHARMACOPEIA INC
filed 1997-11-13
CIK 1002388

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                      or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days -- Yes  X     No
                       -----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            CLASS                              Outstanding at September 30, 1997
--------------------------------------------------------------------------------
 Common Stock, $.0001 par value                           11,577,085

                                 PHARMACOPEIA, INC.

                                   Form 10-Q

                                 Table of Contents


ITEM                                                                        Page
----                                                                        ----
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Balance Sheets-September 30, 1997 and December 31, 1996            3

          Statements of Operations-Three and Nine Months Ended               4
          September 30, 1997 and 1996

          Statements of Cash Flows-Nine Months Ended                         5
          September 30, 1997 and 1996

          Notes to Financial Statements                                      6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               7-9


PART II. OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                         10

Item 5.   Other Events                                                      11

Item 6.   Exhibits and Reports on Form 8-K                               11-13

SIGNATURE                                                                   14
INDEX TO EXHIBITS
                                                                            15

                                     PART I
                                 FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                              PHARMACOPEIA, INC.
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      SEPTEMBER 30,      December 31,
                                                                          1997               1996
                                                                --------------------------------------
                                                                       (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                               $  9,880             $ 17,059
 Marketable securities                                                     56,610               64,423
 Prepaid expenses and other current assets                                  1,416                1,525
                                                                --------------------------------------
Total current assets                                                       67,906               83,007
                                                                --------------------------------------

Non-current investments in marketable securities                           10,826
Property and equipment, net                                                10,263                8,295
Other assets                                                                  292                  677
                                                                --------------------------------------
                                                                         $ 89,287             $ 91,979
                                                                ======================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                        $    925             $    742
 Accrued liabilities                                                        2,199                2,240
 Notes payable, current portion                                               676                  710
 Deferred revenue                                                          12,768               15,088
                                                                --------------------------------------
Total current liabilities                                                  16,568               18,780

Notes payable, long-term portion                                              896                1,405
Deferred revenue, long-term                                                 3,133                2,046

Commitments

Stockholders' equity:
 Preferred stock, $.0001 par value; 2,000,000 shares
  authorized; none issued and outstanding
 Common stock, $.0001 par value; 40,000,000 shares authorized;
  11,577,085 and 11,267,499 shares issued and outstanding at
  September 30, 1997 and December 31, 1996, respectively                        1                    1
 Additional paid-in capital                                               102,018               97,542
 Accumulated deficit                                                      (33,329)             (27,795)
                                                                --------------------------------------
Total stockholders' equity                                                 68,690               69,748
                                                                --------------------------------------
                                                                         $ 89,287             $ 91,979
                                                                ======================================

        See accompanying notes to these unaudited financial statements.

                               PHARMACOPEIA, INC.

                            STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                     THREE MONTHS ENDED                             Nine Months Ended
                                       SEPTEMBER 30,                                   SEPTEMBER 30,
                                   1997              1996                        1997                1996
                          -------------------------------------         ----------------------------------------
                                        (UNAUDITED)                                     (UNAUDITED)
Contract revenue                  $     5,234       $     4,652                  $    16,752         $     9,506

Operating expenses:
 Research and development:
  Collaborative                         3,968             3,751                       12,297               8,638
  Proprietary                           3,393             2,227                        8,944               5,967
 General and                            1,360             1,361                        4,137               3,931
  administrative
                          -------------------------------------         ----------------------------------------

Operating loss                         (3,487)           (2,687)                      (8,626)             (9,030)

Interest income                         1,113             1,036                        3,274               2,920
Interest expense                          (54)              (78)                        (182)               (192)
                          -------------------------------------         ----------------------------------------
Net loss                          $    (2,428)      $    (1,729)                 $    (5,534)        $    (6,302)
                          =====================================         ========================================


Net loss per share                      $(.21)            $(.16)                       $(.49)              $(.59)
                          =====================================         ========================================

Weighted-average number
 of common shares
 outstanding during the            11,565,866        10,967,630                   11,403,802          10,770,825
 period
                          =====================================         ========================================


        See accompanying notes to these unaudited financial statements.

                              PHARMACOPEIA, INC.
                           Statements of Cash Flows
                            (Dollars in thousands)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       1997                1996
                                                                  ----------------------------------
                                                                              (UNAUDITED)
Cash flows from operating activities
Net loss                                                                $ (5,534)           $ (6,302)
Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
  Depreciation                                                             1,860               1,032
  Amortization                                                                20                  30
  Changes in operating assets and liabilities:
  Decrease in prepaid expenses and other current assets                      109                 129
  (Increase) decrease in other assets                                        365                (272)
  Increase in accounts payable                                               183                 286
  Increase (decrease) in accrued liabilities                                 (41)                220
  Increase (decrease) in deferred revenue                                 (1,233)              7,286
                                                                  ----------------------------------
Net cash provided by (used in) operating activities                       (4,271)              2,409

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                      (3,828)             (5,927)
Purchase of marketable securities                                        (67,946)            (74,463)
Proceeds from sales of marketable securities                              64,933              62,528
                                                                  ----------------------------------
Net cash used in investing activities                                     (6,841)            (17,862)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                 4,476              18,655
Increase in notes payable                                                                      1,344
Repayment of notes payable                                                  (543)               (427)
                                                                  ----------------------------------
Net cash provided by financing activities                                  3,933              19,572
                                                                  ----------------------------------

Increase (decrease) in cash and cash equivalents                          (7,179)              4,119
Cash and cash equivalents at beginning of period                          17,059              28,612
                                                                  ----------------------------------
Cash and cash equivalents at end of period                              $  9,880            $ 32,731
                                                                  ==================================

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS


OVERVIEW

  Pharmacopeia, Inc. ("Pharmacopeia" or the "Company") was incorporated in March 1993 and is engaged in research and development and chemical library production for collaborations and for its own use. The Company's research and development has focused on efficient, cost effective, high throughput systems for synthesizing and screening large libraries of chemicals for new drug discovery and optimization. The Company has incurred losses since inception and, as of September 30, 1997 had an accumulated deficit of $33.3 million. The Company anticipates incurring additional losses over at least the next several years as it expands its research and development and chemical library production efforts. The Company expects that its losses will fluctuate from quarter to quarter and that such variations may be substantial.


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


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

  Revenues for the three and nine months ended September 30, 1997 increased to $5.2 million and $16.7 million, respectively, compared to $4.6 million and $9.5 million for the comparable periods in 1996. The increase in 1997 revenues primarily reflects expanded efforts in the drug discovery collaborations with Bayer, Daiichi, Organon and Novartis and the achievement of a milestone with Berlex during the first quarter of 1997.

  Research and development expenses increased to $7.4 million and $21.2 million for the three and nine months ended September 30, 1997, respectively, compared to $6.0 million and $14.6 million for the corresponding periods in 1996. These increased amounts primarily reflect increased salaries, personnel and facilities lease expenses as the Company continued to hire additional research and development personnel, equipment depreciation, leasehold amortization, and laboratory supplies purchased in connection with the expansion of the Company's chemical library production and screening efforts for drug discovery collaborations and for internal discovery programs.

  General and administrative expenses for both the three month period ended September 30, 1997 and 1996 were $1.4 million. However, general and administrative expenses for the nine month period ending September 30, 1997 increased to $4.1 million from $3.9 million for the same period in 1996. The increase is primarily attributable to increased payroll and personnel expenses as the Company continued to hire additional management and administrative personnel, along with increased patent legal fees.

  The Company had interest income of $1.1 million and $3.3 million in the three and nine months ended September 30, 1997, respectively, compared to $1.0 million and $2.9 million for the comparable periods in 1996. The increase in interest income resulted from higher average balances of cash, cash equivalents and marketable securities. Interest expense for both periods is a result of interest incurred on notes payable.

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components and applied to all enterprises. SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company had working capital of $51.3 million. The Company has funded its activities through September 30, 1997 primarily through the sale of equity securities and funding under collaborative arrangements. From inception through September 30, 1997, the Company received $101.9 million in net proceeds from equity financing and received $49.4 million in research and development, license fees and milestone payments under collaborative agreements.

     The Company's funds are currently invested in U.S. Treasury and government agency obligations, investment grade commercial paper and other short-term money market instruments. The Company may also invest such proceeds in investment grade, interest-bearing securities having a maximum maturity of two years. As of September 30, 1997, the Company's cash and cash equivalents totaled $9.9 million. In addition, the Company had marketable securities of $67.4 million.

     In connection with the Company's agreement with the Trustees of Columbia University and Cold Spring Harbor Laboratory, the Company is required to pay annual license fees. The Company is also required to pay to Columbia University certain royalties.

     In addition, as of September 30, 1997, the Company had outstanding commitments for construction and equipment purchases totaling $0.8 million. The Company anticipates that its capital requirements will continue at approximately the same level over the next two years as the

Company expands its research and development activities. In connection with such expansion, the Company expects to incur substantial expenditures for hiring additional management, scientific and administrative personnel and for planned expansion and upgrading of its facilities, including acquisition of additional equipment.

     The Company anticipates that its existing capital resources will be adequate to fund the Company's operations at least through 1999. There can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements depend on numerous factors, including the ability of the Company to enter into additional collaborative arrangements, competing technological and market developments, changes in the Company's existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, the purchase of additional capital equipment, acquisitions of other businesses or technologies, the progress of the Company's drug discovery programs and the progress of the Company's customers' milestone and royalty producing activities. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all. The Company's forecasts of the period of time through which its financial resources will be adequate to support its operations is forward looking information, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds.

                                    PART II

                               OTHER INFORMATION

     ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

     The subparagraph numbers listed below correspond to the applicable sections of Item 701(f) of Regulation S-K. The following provides information regarding the use of proceeds, with respect to the Company's first registration statement. All amounts, except share data, are in thousands:


(1)  Effective Date:                December 4, 1995
     Commission File Number:        33-98246
(2)  Offering Date:                 December 5, 1995
   4(i) The Offering was terminated after the sale of all securities registered.
  4(ii) Managing Underwriters:      Alex. Brown & Sons, Inc.
                                    Cowen & Company
                                    UBS Securities, Inc.

 4(iii)  Title of each Class of Securities Registered:              Common Stock, par value
                                                                    $.0001 per share

  4(iv)  Amount of Securities Registered:                           2,990,000 Shares
         Aggregate Price of the Offering Amount Registered:         $47,840
         Amount of Securities Sold:                                 2,990,000 Shares
         Aggregate Offering Price of the Amount Sold to Date:       $47,840

   4(v)  Expenses Incurred:  Underwriting Discounts & Commissions:  $ 3,349
                             Other Expenses:                            734
                                                                    -------
                             Total Expenses:                        $ 4,083
                                                                    =======

  4(vi)  Net Offering Proceeds to Issuer:                           $43,757
                                                                    =======

 4(vii)  Use of Proceeds by Issuer from December 4, 1995 through
         September 30, 1997:

             Automation and Expansion of Laboratory
              and Production Facilities:                           $10,622
             Creating and Screening of Libraries:                   17,055
             Repayment of Indebtedness:                              1,139
             Working Capital and General Corporate Purposes:        14,941
                                                                   -------
                                                                   $43,757
                                                                   =======

     None of the expenses incurred in the offering, nor the use of proceeds of the offering, were paid to (i) directors, officers or general partners of the Company or their associates, (ii) persons owning 10% or more of any class of equity securities of the Company, or (iii) affiliates of the Company.

     ITEM 5. OTHER EVENTS

  Dr. John C. Chabala, who has been on medical leave from the Company since May 1996, will be rejoining Pharmacopeia as a member of the Management Scientific Advisory Board and has resigned the position, Chief Scientific Officer of Pharmacopeia, effective September 30, 1997.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

3.1******        Restated Certificate of Incorporation of the Registrant.
3.3******        Bylaws of the Registrant, as amended.
3.3(a)           Amendment to Bylaws of Pharmacopeia dated July 31, 1997.
4.3*             Stockholders Rights Agreement, dated February 15, 1995.
10.1*            Series A and Series B Preferred Stock Purchase Agreement, dated July 21, 1993.
10.2*            Series B Preferred Stock Purchase Agreement, dated March 11, 1994.
10.3*            Series C Preferred Stock Purchase Agreement, dated December 22, 1994.
10.4*            Series D Preferred Stock Purchase Agreement, dated February 15, 1995.
10.5**@          Amended 1994 Incentive Stock Plan.
10.5(a)*******@  Amendment No. 3 to the 1994 Incentive Stock Plan dated May 9, 1997.
10.6*@           1995 Employee Stock Purchase Plan.
10.7*@           1995 Director Option Plan.
10.8*+           Library Collection Agreement, dated as of October 1, 1995, between Pharmacopeia and Sandoz Pharma Ltd.
10.9+            Research, License, and Royalty Agreement, dated as of February 15, 1995, between Pharmacopeia and
                 Berlex Laboratories, Inc.
10.9(a)*******+  Amendment No. 1 to Research, License and Royalty Agreement between the Company and Berlex
                 Laboratories, Inc. dated November 27, 1996.
10.9(b)*******+  Amendment No. 2 to Research, License and Royalty Agreement between the Company and Berlex
                 Laboratories, Inc. dated June 30, 1997.
10.10*+          License Agreement, dated as of October 6, 1995, among Pharmacopeia, the Trustees of Columbia
                 University in the City of New York and Cold Spring Harbor Laboratory.
10.11*+          Collaboration Agreement, dated as of December 22, 1994, between Pharmacopeia and Schering
                 Corporation and Schering-Plough, Ltd.
10.11(b)*******+ Amendment No. 2 to Collaboration Agreement and Random Library Agreement between the Company and
                 Schering Corporation and Schering-Plough, Ltd. dated as of April 22, 1996.
10.11(c)*******+ Amendment No. 3 to Collaboration Agreement and Random Library Agreement between the Company and
                 Schering Corporation and Schering-Plough, Ltd. dated as of April 21, 1997.
10.12*+          Random Library Agreement, dated as of December 22, 1994, between Pharmacopeia and Schering Corporation and Schering-Plough, Ltd.
10.13*           Lease Agreement between Pharmacopeia and Eastpark at 8A.

10.13(a)**       Amendment dated as of January 22, 1996 to Lease Agreement between Pharmacopeia and Eastpark at 8A.

10.13(b)****     Third Amendment to Lease Agreement dated March 31, 1996 between Pharmacopeia and Eastpark at 8A.
10.14*           Sublease, dated as of December 7, 1994, between Pharmacopeia and Enichem Americas, Inc.
10.15*           Lease, dated as of May 2, 1994, between Pharmacopeia and College Road Associates Limited, as amended.
10.15(a)**       dated as of December 1, 1995 between Pharmacopeia and College Road Associates, as amended.
10.15(b)****     Third Execution and Modification of lease dated June 7, 1996, between Pharmacopeia and College
                 Road Associates Limited.
10.17*@          Employment Agreement, dated October 4, 1994, between the Company and Lewis J. Shuster.
10.18*@          Employment Agreement, dated January 18, 1994, between the Company and Joseph A. Mollica, Ph.D.
10.20*@          Employment Agreement, dated June 3, 1993, between the Company and John J. Baldwin, Ph.D.
10.21*@          Employment Agreement, dated December 2, 1993, between the Company and Nolan H.
                 Sigal, M.D., Ph.D.
10.22*@          Consulting Agreement, dated April 30, 1993, between the Company and W. Clark Still, Ph.D.
10.23*           Warrant to purchase Common Stock issued to Columbia University.
10.24*           Warrant to purchase Common Stock issued to Cold Spring Harbor Laboratory.
10.25**+         Collaboration Agreement effective as of December 31, 1995 between Pharmacopeia and Bayer
10.26**+         Random Library Agreement effective as of December 31, 1995 between Pharmacopeia and Bayer
10.29**@         Employment Agreement, dated January 24, 1996, between the Company and Nancy M. Gray, Ph.D.
10.30***+        Collaborative Agreement dated as of March 29, 1996 with Daiichi Pharmaceutical Co., Ltd.
10.30(a)*******+ Amendment No. 1 to Collaboration Agreement between the  Company and Daiichi Pharmaceutical Co.,
                 Ltd. dated April 14, 1997.
10.31****+       Research Agreement, between Pharmacopeia, Inc. and N.V. Organon dated May 31, 1996
10.32*****@      Employment Agreement, dated June 20, 1996, between the Company and Stephen A. Spearman, Ph.D.
10.33*****       Lease Agreement, dated June 21, 1996, between Pharmacopeia and South Brunswick Rental I, Ltd.
11.1*            Statement re Computation of Per Share Earnings.
27.1             Financial Data Schedule

------------------------
* Incorporated by reference to the same numbered exhibit filed with the Company's Registration Statement on Form S-1 No. 33-93460.
** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K for the year ended December 31, 1995.
*** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended March 31, 1996.
**** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended June 30, 1996.
***** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended September 30, 1996.

****** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K for the year ended December 31, 1996.
*******Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended June 30, 1997.
+ Confidential treatment granted.
@ Represents a management contract or compensatory plan or arrangement.


(b)  Reports on Form 8-K

          None

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PHARMACOPEIA, INC.


                                    By: /s/LEWIS J. SHUSTER
                                       -----------------------------------------
                                        Lewis J. Shuster
                                        Executive Vice President, Corporate
                                        Development & Chief Financial Officer
                                        (Duly Authorized Officer and Chief
                                          Accounting Officer)

                                    Date:  November 13, 1997

                              PHARMACOPEIA, INC.
                              INDEX TO EXHIBITS



EXHIBIT NUMBER Exhibit Name                                          Page

3.3(a)   Amendment to Bylaws of Pharmacopeia, dated July 31, 1997.

 27.1    Financial Data Schedule