Form 10-K
period 1997-12-31
PHARMACOPEIA INC
filed 1998-03-02
CIK 1002388

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

          (Mark One)
          [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1997

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
(State or other jurisdiction of               (I.R.S. employer identification
 incorporation or organization)                           number)


                  101 College Road East, Princeton, NJ 08540
             (Address of principal executive offices and zip code)

                                (609) 452-3600
             (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act: Common Stock $.0001
                                                            -------------------
Par Value
---------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES   X      NO
                                        -----       ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The approximate aggregate market value of voting stock held by nonaffiliates of the Registrant was $161,963,477 based on the last sale price of Common Stock reported on The Nasdaq National Market on January 31, 1998. 2,053,322 shares of Common Stock held by officers, directors, and holders of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of January 31, 1998, the number of outstanding shares of the Registrant's Common Stock was 11,795,486.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Part III of Form 10-K is incorporated by reference from the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders forming a part of the Registration Statement on Form S-4 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1997.

================================================================================

                              PHARMACOPEIA, INC.


                                1997 Form 10-K

                               Table of Contents
                                                                          Page
                                                                          ----

PART I....................................................................   3

     ITEM 1.     BUSINESS.................................................   3
     ITEM 2.     PROPERTIES...............................................  17
     ITEM 3.     LEGAL PROCEEDINGS........................................  17
     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......  17

PART II...................................................................  19

     ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS......................................  19
     ITEM 6.     SELECTED FINANCIAL DATA..................................  19
     ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS......................  20
     ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                 RISK.....................................................  23
     ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............  23
     ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE......................  23

PART III..................................................................  24
     ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......  24
     ITEM 11.    EXECUTIVE COMPENSATION...................................  24
     ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT...............................................  24
     ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........  24

PART IV...................................................................  25

     ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K.................................................  25

SIGNATURES................................................................  28

REPORT OF INDEPENDENT AUDITORS............................................ F-1

                                    PART I


ITEM 1.  BUSINESS

Overview

     Since its inception in March 1993, Pharmacopeia, Inc. ("Pharmacopeia" or the "Company"), a Delaware corporation, has focused its research efforts in developing a novel, proprietary technology for accelerating the pace of drug discovery for its pharmaceutical and biotechnology customers. The Company's Encoded Combinatorial Library on Polymeric Support ("ECLiPS(TM)") technology addresses a key challenge in the drug discovery process: generating and evaluating large numbers of diverse and readily identifiable small molecule compounds to find new, orally active drugs. ECLiPS enables the Company to generate hundreds of thousands of small molecule compounds at a fraction of the cost of traditional chemical synthesis methods. The Company focuses on drug discovery, and seeks customers to develop, manufacture, market and sell resulting drugs. To date, the Company has signed contracts with several pharmaceutical customers, including Schering Corporation and Schering-Plough Ltd. (collectively "Schering-Plough"), Berlex Laboratories, Inc. ("Berlex"), Novartis Corporation ("Novartis"), Bayer Corporation ("Bayer"), Daiichi Pharmaceutical Co., Ltd. ("Daiichi"), N.V. Organon ("Organon"), and Bristol-Myers Squibb Company ("BMS"), and with a number of biotechnology customers.

     The Company's technology supports its pharmaceutical and biotechnology customers in improving their drug discovery productivity. The Company uses "Direct Divide" combinatorial chemistry to build collections, or libraries, of 10,000 to 500,000 or more small molecule compounds by performing only 50 to 200 individual chemical reactions. The Company's ECLiPS technology offers substantial productivity improvements as compared to the 10,000 to 500,000 or more reactions that would be required to prepare similarly sized chemical libraries by synthesizing each compound individually. The ECLiPS productivity advantage results from the Company's synthesis of compounds on tiny plastic beads in large mixtures. After each solid phase synthesis step, proprietary tag sets are attached to the beads to indicate the chemical building block and reaction conditions used in that step. These stable, easily detectable tag sets enable the Company to rapidly identify from the mixture any compound that is active in a biological screening assay. The Company's tagging technology is licensed exclusively from Columbia University ("Columbia") and Cold Spring Harbor Laboratory ("Cold Spring").

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

     When used in this Report, the words "expects", "believes", "anticipates",
     -------------------------------------------------------------------------
"estimates" and similar expressions are intended to identify forward-looking
----------------------------------------------------------------------------
statements.  Such statements are subject to risks and uncertainties, including
------------------------------------------------------------------------------
those set forth under the caption "Business -- Important Factors Regarding
--------------------------------------------------------------------------
Forward Looking Statements" and elsewhere in this Report, that could cause
--------------------------------------------------------------------------
actual results to differ materially from those projected.  These forward-looking
--------------------------------------------------------------------------------
statements speak only as of the date of this Report and the Company disclaims
-----------------------------------------------------------------------------
any undertaking to publicly update or revise any forward-looking statements
---------------------------------------------------------------------------
contained herein to
-------------------
reflect any change in the Company's expectations with regard thereto or any
---------------------------------------------------------------------------
change in events, conditions or circumstances on which any such statement is
----------------------------------------------------------------------------
based.
------

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

     Pharmacopeia's ECLiPS technology uses a patented "Direct Divide" approach to combinatorial chemistry to build collections, or libraries, of 10,000 to 500,000 or more small molecule compounds by performing only 50 to 200 individual chemical reactions. This "Direct Divide" approach yields a more controlled distribution of final compounds than does the "pool and split" method currently used by certain other companies in drug discovery and previously practiced at Pharmacopeia. The Company is able to synthesize a large number of widely diverse libraries of small molecule compounds because its chemists can combine a nearly unlimited set of chemical building blocks using a wide variety of reactions. Although large libraries of peptides, oligonucleotides and other oligomers can be generated, their diversity is constrained by the limited number of building blocks and the fewer reactions available to combine them.

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

     Pharmacopeia's ECLiPS technology allows the Company to quickly identify the chemical structure of individual small compounds synthesized in combinatorial mixtures. This identification is made possible through the use of the Company's encoded solid phase synthesis technology. Solid phase synthesis generally refers to the synthesis of compounds on tiny plastic beads. Encoding refers to the tag sets that the Company attaches to each bead as a compound is synthesized. These tag sets allow the Company to rapidly identify the chemical structure of each compound.

Description of Pharmacopeia's Drug Discovery Technology

     The Company's drug discovery approach encompasses its ECLiPS technology, assay technology, production automation, information systems and quality assurance programs.

ECLiPS Technology

     The ECLiPS technology is the central component of the Company's integrated drug discovery approach. ECLiPS includes solid phase synthesis, combinatorial chemistry and sets of encoding molecules.

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

     Combinatorial Chemistry. The Company's ECLiPS technology employs "Direct Divide" combinatorial chemistry. For example, a chemist using a five step reaction sequence and ten building blocks per step can synthesize a mixture of 100,000 different chemicals by performing only 50 chemical reactions. Using larger numbers of building blocks or steps can create larger libraries. This technology offers substantial productivity improvement in comparison to parallel synthesis and other techniques currently employed to generate chemical libraries. Parallel synthesis is the performance of a series of individual chemical reactions, usually several dozen simultaneously, typically using robotics. In parallel synthesis, 111,110 individual chemical reactions would be required to synthesize the same 100,000 compounds that Pharmacopeia's technology can accomplish in 50 reactions. Parallel synthesis requires extensive labor and time and a significant capital investment in robotics. The labor and time disadvantage increases exponentially with library size.

     Sets of encoding molecules. The Company overcomes the challenge of identifying active compounds from combinatorial mixtures through its use of a proprietary collection of chemically stable small molecules, or tag sets, to encode each bead used in solid phase synthesis. This enables the Company to quickly identify the structure of an active compound prepared using the "Direct Divide" technique without resorting to deconvolution, a process in which an active compound must be "reverse engineered" by resynthesizing and testing various component combinations until the structure of the active compound is deduced. During each step of the Company's solid phase synthesis process, specific tag sets are attached to the beads to indicate the chemical reagent and reaction conditions used in that step. By the end of the synthesis process, each bead has collected tag sets that represent all of the building blocks used to create the compound on that bead. When an active compound is found in an assay, the bead from which the active compound was extracted is analyzed. The tag sets are detached from the bead using specific chemical reactions that break the linkage between the tag sets and the bead. The detached tag sets are read using conventional gas chromatography techniques. The results, which resemble a bar code, are captured in a database that identifies and stores data regarding the active compound.

     The Company's proprietary tag sets have the following important characteristics:

     Stability. The Company's proprietary tag sets are relatively unreactive. For this reason the tag sets do not break or decompose as a result of heat, vigorous shaking or other harsh reaction conditions. Thus, the tag sets rarely interfere with or limit the solid phase chemical reactions used to create potential new drug compounds. By contrast, the oligonucleotides and peptides used as tags by some companies are more fragile because they are more reactive. These large molecule tags may therefore interfere with chemical reactions or may be decomposed or altered chemically during compound synthesis. These factors constrain the range of chemicals that can be synthesized in solid phase when oligonucleotide or peptide tags are used.

     Size and Detectability. In contrast to the relatively large size of oligonucleotide and peptide tags, the Company's tag sets are small and easy to attach to and detach from the beads. The highly sensitive detection methods available for these tag sets allow the Company to use them in extremely small quantities. The Company's tag sets do not occupy a significant portion of the beads' capacity and do not interfere with the extraction or testing of detached compounds.

     Thus, using its proprietary ECLiPS technology, the Company can synthesize a large combinatorial mixture of compounds and rapidly identify the specific structure of individual active compounds found in the library. To date, the Company has used its ECLiPS technology to synthesize libraries containing an aggregate of more than 3.8 million unique chemical compounds. Many of these libraries have initially been licensed to customers for their exclusive use for varying periods of time.

     ECLiPS also assists the Company in protecting its intellectual property. When a customer licenses the Company's libraries, the Company ships microtiter plates containing library compounds detached from the beads for screening in the customer's laboratories. The beads containing the tag sets never leave the Company's facility. When the customer finds an active compound in an assay, the customer asks the Company to decode the compound. This process notifies the Company of active compounds identified by its customers.

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

     The Company has also been developing an integrated set of workstations to provide a complete front-end for miniaturization within a conventional high-throughput screening environment. Using this technology will enable existing compound collections or combinatorial libraries to be reformatted from current 96-well microtiter formats into 1536-well high-density plates designed for high-throughput screening applications, and to be screened in this new format.

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

Information Systems

     The Company has developed proprietary software to support its drug discovery activities. Pharmacopeia's information systems assist the Company's scientists in managing the extensive data generated during library production and testing. First, the software tracks the chemical building blocks, reaction steps and tag sets used to create each library. The Company's systems then track the thousands of bar-coded microtiter plates filled and processed as libraries are screened. As active compounds are identified and decoded, the Company's software integrates the tag set decoding results with the original library design database to quickly provide the Company's scientists with the specific chemical structure and synthesis steps for the active compound.

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

     As the Company continues to build its chemical libraries and accelerates it high-throughput screening activities an enormous amount of SAR information is emerging from these activities, which is being stored in the Company's information systems. The Company has the ability to provide existing and new customers access to this data warehouse of SAR information to assist in the search for candidate molecules that interact with specific targets. No assurance can be given as to if or when such access will be provided.

     For information regarding year 2000 compliance see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Quality Assurance

     The Company's drug discovery approach includes an extensive quality assurance program. As libraries are synthesized, representative compounds are analyzed at each reaction step to assure that yields are high and compounds are sufficiently pure. During library production, samples are tested at each reaction step to assure that the tag sets have been satisfactorily attached and can be decoded. Representative compounds are also tested to identify optimal solvents and detachment conditions for removing compounds from beads to perform screening assays. Production plates containing compounds for screening include control samples to further assure that plates to be screened in assays have been prepared appropriately.

Pharmacopeia's Drug Discovery Programs

     Pharmacopeia has several active drug discovery programs underway using its drug discovery technology. The Company is presently conducting ten programs pursuant to collaborative agreements with six of its customers. The Company is also using its drug discovery technology for internal programs. As of December 31, 1997, the Company was performing high throughput assays for eighteen biological targets selected by the Company for its internal programs. These targets include receptors and enzymes in therapeutic areas, including inflammation, cancer, certain neurological disorders, and metabolic and cardiovascular diseases. In an effort to identify lead compounds, the Company has commenced the screening of its combinatorial libraries against these targets and has identified several active compounds in these assays. Activities are currently being extended to include the optimization of lead compounds and the determination of bioavailability. Future activities may include preclinical animal efficacy and toxicity studies. The Company will continue to seek financial support from pharmaceutical companies for the optimization of lead compounds identified by internal screening. In return for such support, the Company would offer the funding pharmaceutical company an option to license the resulting drug development candidate for commercialization. The Company may also invest its own funds to optimize these lead compounds into development candidates for outlicensing to pharmaceutical companies.

Proposed Merger

     On February 4, 1998, Pharmacopeia, Micro Acquisition Corporation, a wholly-owned subsidiary of Pharmacopeia ("MAC") and Molecular Simulations Incorporated ("MSI") executed a definitive merger agreement pursuant to which Pharmacopeia will acquire MSI in a tax-free, stock-for-stock transaction. MSI is a provider of molecular modeling and simulation software. MSI designs, develops, markets and supports software that facilitates the discovery and development of new products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries. The closing of the merger is subject to the satisfaction of a number of conditions and approvals and there can be no assurance that the merger will be consummated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Proposed Merger".

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

Collaborative Arrangements

     The Company has signed collaborative agreements with Schering-Plough, Berlex, Novartis, Bayer, Daiichi, Organon, and BMS as described below.

     Schering-Plough. In December 1994, the Company and Schering-Plough signed a collaborative agreement for (i) the optimization of lead compounds that interact with a specific molecular target in the field of cancer and (ii) the identification and optimization of lead compounds that interact with specific molecular targets in the field of asthma. The Company and Schering-Plough also signed an agreement under which the Company provided Schering-Plough with combinatorial libraries for screening by Schering-Plough in a wide range of Schering-Plough's internal drug screening assays. Schering-Plough has paid the Company $13.5 million under the research program to be performed through the fourth year of the Collaboration Agreement. The term of the research program as amended extends until December 1998 and is subject to further extension by agreement of both parties, although no assurance can be given that such extension will occur or regarding the terms and conditions of such extension. The agreements provide Schering-Plough with exclusive worldwide rights to develop and commercialize lead compounds discovered by the Company that are active against the specified molecular targets or discovered by Schering-Plough to be active in its assays. Compounds contained in libraries created by the Company for Schering-Plough will be exclusive to Schering-Plough for various time periods. These exclusivity periods can be extended upon payment of additional fees. In the event Schering-Plough successfully identifies, develops and obtains regulatory approval for drugs based upon the Company's compounds, Schering-Plough will make additional milestone payments to the Company. During 1996 and 1997, Schering-Plough made milestone payments to the Company. Schering-Plough will also be obligated to pay to the Company royalties on the sale of any drugs that result from this relationship. In connection with the collaboration, Schering-Plough has made investments totaling $20 million in the Company.

     Berlex. In February 1995, Pharmacopeia and Berlex signed a collaborative agreement for the identification and optimization of lead compounds which interact with a specific molecular target that may have applications in the treatment of multiple sclerosis. Under the terms of this agreement, Berlex paid the Company an aggregate of $5.5 million over the first two years of the agreement for library synthesis and screening conducted by the Company. The term of the research program as amended expired in February 1998. The parties are currently negotiating a further extension of such program, although no assurance can be given that such extension will occur or regarding the terms and conditions of such extension. Berlex is also obligated to make additional payments upon the achievement of certain milestones and to pay royalties on sales of drugs that may result from the relationship. During 1997 Berlex made its first milestone payment. The agreement provides Berlex with exclusive worldwide rights to develop and commercialize compounds active against the specified molecular target. The agreement also provides for an exclusivity period on the compounds provided to Berlex. In connection with the collaboration, an affiliate of Berlex made a $3.5 million equity investment in the Company and purchased an additional $2.5 million of the Common Stock sold in the Company's initial public offering.

     Novartis. Effective October 1, 1995, the Company entered into an agreement with Novartis to create libraries in collaboration with Novartis for screening by Novartis. Under this agreement, the Company is obligated to provide certain numbers of compounds during each of the five years of the research program. The agreement grants Novartis an exclusivity period on the libraries, which may be extended for a fee. Under the terms of this agreement, Novartis has paid the Company $6 million and is obligated to pay an additional $2 million during each subsequent year of the research program. The agreement provides Novartis with exclusive worldwide rights to develop and commercialize certain products based on active compounds discovered using these libraries. In the event Novartis successfully identifies and develops drugs based on the Company's compounds, Novartis will make milestone payments to the Company. Novartis will also be obligated to pay to the Company royalties on the sale of any drugs that result from the relationship.

     Bayer. Effective December 31, 1995, the Company entered into (i) a collaborative agreement with Bayer for the identification and optimization of lead compounds that interact with specific molecular target(s) selected by Bayer, and (ii) an agreement under which the Company is to provide Bayer with combinatorial libraries for screening by Bayer in Bayer's internal screening assays. Bayer has paid the Company $4 million through the second year of the agreement for library creation. Bayer is also obligated to fund research conducted by the Company during the period from July 1, 1996 through February 15, 1999 in the amount of $5.5 million. A minimum of an additional $2.75 million of research funding is due if Bayer exercises an option to extend the term of the research program for an additional year. Bayer has paid the Company $5.5 million for research to be performed through the first two years of the agreement. The agreements provide Bayer with exclusive worldwide rights to develop and commercialize lead compounds discovered by the Company that are active against the specified molecular targets or discovered by Bayer to be active in its assays. Compounds contained in libraries created by the Company for Bayer will be exclusive to Bayer for various time periods. These exclusivity periods can be extended upon payment of additional fees. In the event Bayer successfully identifies, develops and obtains regulatory approval for drugs based upon the Company's compounds, Bayer will make milestone payments to the Company. Bayer will also be obligated to pay to the Company royalties on the sale of any products that result from this relationship. In connection with the collaboration, Bayer made a $10 million equity investment in the Company in February 1996.

     Daiichi. Effective March 29, 1996, Pharmacopeia and Daiichi signed a collaborative agreement for the identification and optimization of lead compounds which interact with a specific molecular target(s) selected by Daiichi. Over the first three years of the agreement, Daiichi is obligated to pay the Company approximately $14 million in research and development funding and license fees, of which, Daiichi has paid the Company $9.7 million. The agreement provides Daiichi with exclusive worldwide rights to develop and commercialize compounds active against the specified molecular targets or discovered by Daiichi to be active in its assays. In the event Daiichi successfully identifies, develops and obtains regulatory approval for drugs based upon the Company's compounds, Daiichi will make milestone payments to the Company. Daiichi will also be obligated to pay to the Company royalties on the sale of any products that result from this relationship. In connection with the collaboration, Daiichi has made a $5 million equity investment in the Company in March 1996. Daiichi made an additional $3.0 million equity investment in December 1997 as a result of the Company's meeting a specific milestone.

     Organon. Effective May 31, 1996, the Company entered into a collaborative agreement with Organon for the identification and optimization of lead compounds that interact with specific molecular target(s) selected by Organon. Under the terms of the agreement, Organon is required to pay the Company a total of $10.7 million in research and development funding and license fees, over the initial three year term, of which, $6.9 million has been paid. Organon is also obligated to make additional payments upon the achievement of certain milestones and to pay royalties on sales of drugs that may result from the relationship. The agreement provides Organon with exclusive worldwide rights to develop and commercialize lead compounds active against the specified molecular targets or discovered by Organon to be active in its assays. In the event Organon successfully identifies, develops and obtains regulatory approval for drugs based upon the Company's compounds, Organon will make milestone payments to the Company. Organon will also be obligated to pay to the Company royalties on the sale on any products that result from the relationship. In connection with the collaboration, Organon made a $4.2 million equity investment in the Company in May 1996 and an additional $4.2 million equity investment in May 1997.

     BMS. Effective December 11, 1997, the Company entered into a collaboration and license agreement with BMS for the identification and optimization of lead compounds that interact with specific molecular target(s) selected by BMS.
Under the terms of the agreement, BMS is required to pay the Company a total of $10.4 million in research and development funding and license fees, over the initial three year term, of which, $3.4 million has been paid. BMS is also obligated to make additional payments upon the achievement of certain milestones and to pay royalties on sales of drugs that may result from the relationship. The agreement provides BMS with exclusive worldwide rights to develop and commercialize lead compounds active against the specified molecular targets or discovered by BMS to be active in its assays. In the event BMS successfully identifies, develops and obtains regulatory approval for drugs based upon the Company's compounds, BMS will make milestone payments to the Company.

Customers

     During 1997, the Company recognized $24.5 million in contract revenue primarily from its significant customers. See Note 10 of Notes to Financial Statements and "Collaborative Arrangements" above.

Research and Development Funding

     Pharmacopeia's expenses for research and development activities were as follows:

                           Year ended December 31 (in thousands)
                             1995          1996          1997
                          ----------    ----------    ----------
Collaborative              $5,563         $13,129       $16,931
Proprietary                 5,468           8,111        12,588

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

     Libraries of small molecule compounds, which are preferred as drug candidates due to their increased potential for oral bioavailability and long duration of action, have recently been developed using competitive techniques. Three such techniques are based on "pool and split" solid phase combinatorial chemistry. The first uses oligonucleotide or peptide tags on each bead to identify each synthesis step. These large molecule tags are relatively fragile, which limits the nature of reaction conditions (temperature, pressure, etc.) and reagents (acids, bases, etc.) that can be used to build compounds. In addition, these large molecule tags complicate the synthesis of compounds or beads. The Company's proprietary tag sets, in comparison, are durable, simple to attach and detach, and allow the Company to make larger and more diverse libraries of small compounds. The second "pool and split" combinatorial chemistry technique uses deconvolution to identify the chemical structure of compounds found active in assays. Deconvolution is a slow, labor-intensive process, and may require several weeks of scientists' time to determine the structure of a single active compound. The Company's tag sets permit hundreds of structures to be determined each day. The third "pool and split" combinatorial chemistry technique uses what are referred to as "hard tags" and is proprietary to a specific large pharmaceutical company.

     A fourth competitive approach is to perform a series of individual chemical reactions, typically using a robotic system. The result of robotic synthesis is compounds in individually labeled vessels. Robotic synthesis also yields larger quantities of each compound than are usually achieved in combinatorial mixtures such as the Company's. Using robotic synthesis, however, requires extensive labor and time when compared with Direct Divide combinatorial chemistry. This labor and time disadvantage increases exponentially with library size.

Exclusive License with Columbia University and Cold Spring Harbor Laboratory

     In 1993, the Company entered into an exclusive license agreement with Columbia and Cold Spring (jointly, the "Licensors") covering technology related to tagged combinatorial chemical libraries and methods of preparing and utilizing such libraries. The licensed technology includes a patent and patent applications filed by Columbia and Cold Spring covering the use of encoding tag sets to implement the drug discovery process using combinatorial chemistry libraries. The Company is obligated to pay a minimum annual license fee of $100,000. The term of the agreement is the later of (i) 20 years or (ii) the expiration of the last patent relating to the technology, at which time the Company has a fully paid license to the technology. The Company is also obligated to pay royalties to the Licensors based on net sales of pharmaceutical products developed by the Company as well as a percentage of all other payments and royalties received by the Company from customers where the Company has utilized the technology licensed from the Licensors.

Patents and Proprietary Information

     The Company and its licensors currently have six issued U.S. patents and a number of pending U.S. and foreign patent applications relating to various aspects of the Company's technology, including its molecular tags, certain screening technologies and its libraries or compounds contained therein. These patents and patent applications are either owned by the Company or rights under them are licensed to the Company. Of particular note, the Company is the exclusive licensee of U.S. patents issued on October 15, 1996 and February 24, 1998 which provide broad protection to the Company's use of encoded combinatorial libraries. The Company's success will depend in large part on its ability, and the ability of its licensees and its licensors, to obtain patents for its technologies and the compounds and other products, if any, resulting from the application of such technologies, defend patents once obtained, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries.

     The patent positions of pharmaceutical and biotechnology companies, including the Company, are uncertain and involve complex legal and factual questions for which important legal questions are largely unresolved. Certain patent applications, relating to encoded combinatorial libraries, have been filed by others prior to the Company's patent applications. In February of 1997, the European Patent Office granted to Affymax Technologies, N.V., a subsidiary of Glaxo, certain patent claims which, if valid, would cover the synthesis of encoded small molecule libraries of the type developed by the Company. On November 12, 1997, the Company filed an Opposition to these patent claims challenging their validity. If these claims are found valid and are enforceable, the Company's ability to practice its ECLiPS technology in Europe would be restricted unless the Company obtains appropriate licenses from the owner of such patents. Although the Company has business relationships with a number of European customers, the Company does not currently practice its technology in Europe. On January 13, 1998, a U.S. patent was issued to Affymax that contains certain claims covering a method of preparing an encoded library of chemical compounds. In a press release issued by Affymax on January 13, 1998, Affymax stated that these patent claims provide it with "a dominant proprietary position in the area of tagged chemical libraries." The Company has reviewed these patent claims and, in reliance upon an opinion of patent counsel, believes that the patent claims are invalid and, in any event, not infringed. If it is ultimately determined that these claims are valid and enforceable and that the Company's ECLiPS technology infringes such claims, then the Company's ability to use its ECLiPS technology in the United States may be restricted unless the Company obtains appropriate licenses from the owner of such patent and the Company may be subject to a claim for monetary damages. However, if any such licenses were required from Affymax, there can be no assurance that such licenses would be available to the Company or would be available upon terms reasonably acceptable to the Company. The Company does not know of any patent applications by others that would preclude the Company from obtaining patent protection in the United States or elsewhere for its ECLiPS technology. However, disputes may arise between the Company and other patent holders as to claims of infringement, which could involve protracted periods of litigation. Some of the Company's competitors have, or are affiliated with companies having, substantially greater resources than the Company, and such competitors may be able to sustain the costs of complex patent litigation to a greater degree and for longer periods of time than the Company. Uncertainties resulting from the initiation and continuation of any patent or related litigation could have a material adverse effect on the Company's ability to compete in the marketplace pending resolution of the disputed matters.

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

Sources of Supply

     The Company currently relies on two suppliers to provide the majority of plastic beads used in the solid phase chemical synthesis of its compounds. The Company has built a significant multi-year inventory of these beads. In addition, the Company has determined that other commercially available beads can be used as an alternative to those indicated above. Should the Company be unable to obtain an adequate supply of these or comparable beads at commercially reasonable rates, its ability to continue to identify and optimize lead compounds and development candidates would be materially and adversely affected.

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

Employees

     As of December 31, 1997, the Company had 197 regular employees, 168 of whom were in research and development, including 71 chemists, biologists and engineers holding doctorate degrees. None of the Company's employees is covered by collective bargaining agreements. Management considers its relations with its employees to be good.

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

ITEM 2.  PROPERTIES

     The Company currently leases and occupies approximately 137,000 square feet of laboratory and office space in three buildings in or near Princeton, New Jersey. This includes approximately 120,000 square feet of laboratory space and approximately 17,000 square feet of administrative office space. These leases expire at various dates between 1998 and 2005.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

             Name               Age                   Position
             ----               ---                   --------

Joseph A. Mollica, Ph.D.         57    Chairman of the Board, President and
                                       Chief Executive Officer

Stephen A. Spearman, Ph.D.       48    Executive Vice President of Operations

Lewis J. Shuster                 42    Executive Vice President, Corporate
                                       Development and Chief Financial Officer

Nolan H. Sigal, M.D., Ph.D.      48    Senior Vice President of Drug Discovery


John J. Baldwin, Ph.D.           63    Senior Vice President of Chemistry


     Dr. Mollica has served as the Chairman of the Board and Chief Executive Officer of Pharmacopeia since February 1994 and was appointed President in August 1996. From 1987 to December 1993, Dr. Mollica was employed initially by the DuPont Company and then by The DuPont Merck Pharmaceutical Company, most recently as President and Chief Executive Officer. Dr. Mollica is a director of USP, Inc., ImPath, Inc. and Neurocrine BioSciences, Inc. Dr. Mollica received a Ph.D. from the University of Wisconsin, and a Doctor of Science, h.c., from the University of Rhode Island.

     Dr. Spearman has served as Executive Vice President, Operations since August 1996. From 1975 to August 1996, Dr. Spearman held several positions at CIBA-GEIGY Corporation, most recently as Project Leader. Dr. Spearman received his Ph.D. and M.S. from Emory University. Dr. Spearman also holds an M.B.A. in Finance from Bryant College.

     Mr. Shuster has served as Chief Financial Officer since November 1994 and was appointed Executive Vice President, Corporate Development and Chief Financial Officer in August 1996. Mr. Shuster served as Executive Vice President, Operations and Finance for Human Genome Sciences, Inc., a biotechnology company, from September 1992 to November 1994. From 1986 to June 1992, Mr. Shuster was with Microbiological Associates, Inc., a biological safety testing services company, most recently as President and Chief Executive Officer. Mr. Shuster received an M.B.A. from Stanford University Graduate School of Business.

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

                                              1997            1996
                                          High    Low     High    Low
                                         ------  ------  ------  ------
           First Quarter                 $22.63  $16.50  $31.50  $23.38
           Second Quarter                 17.38   12.88   28.50   19.38
           Third Quarter                  22.75   12.75   22.88   12.13
           Fourth Quarter                 23.13   16.00   25.25   15.88

Holders of Record

     As of January 31, 1998, there were approximately 240 holders of record.

Dividends

     The Company has never paid cash dividends on its capital stock. The Company currently expects that it will retain its future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

                          Transaction                        Number of           Aggregate
                             Date           Securities     Securities (1)     Offering Price
                      -----------------    ------------    --------------     --------------
Daiichi               December 29, 1997    Common Stock       161,616            $3,000,000

(1) Transaction exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, by virtue of the exemption contained in
Section 4(2) of such act.

ITEM 6.  SELECTED FINANCIAL DATA
         (in thousands, except share and per share data)

                                      Period From
                                    March 26, 1993
                                    (inception) to                Year Ended
                                     December 31,                 December 31,
                                    ----------------------------------------------------------------------
                                         1993            1994          1995          1996          1997
                                         ----            ----          ----          ----          ----
Statements of Operations Data:
Total revenue.....................      $       --     $       --   $    5,151   $    14,799   $    24,523
Operating loss....................          (2,134)        (8,472)      (9,661)      (12,058)      (10,844)
Net loss..........................          (2,107)        (8,349)      (8,956)       (8,383)       (6,678)
Basic net loss per share..........           (1.24)         (3.15)       (2.77)         (.77)         (.58)
Weighted average number of common
  shares outstanding/(1)/.........       1,701,022      2,648,268    3,231,102    10,833,980    11,453,743
Cash dividends declared per
 common share.....................              --             --           --            --            --


                                                   As of December 31,
                                    ----------------------------------------------------------------------
                                         1993            1994          1995          1996          1997
                                         ----            ----          ----          ----          ----
Balance Sheet Data:
Cash, cash equivalents, and
 marketable securities............      $ 1,658       $ 13,490      $ 60,900      $ 81,482      $ 82,621
Total assets......................        2,299         15,512        65,541        91,979        95,687
Notes payable, and deferred
 revenue, long-term portion.......           78            254           969         3,451         3,987
Accumulated deficit...............       (2,107)       (10,456)      (19,412)      (27,795)      (34,473)
Total stockholders' equity........        1,916         10,980        54,334        69,748        70,437

---------------------------
(1) Computed on the basis described for basic net loss per share in Note 2 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

     The following Management's Discussion and Analysis is based on historical financial results of Pharmacopeia, Inc. ("Pharmacopeia" or the "Company") and includes certain forward-looking statements that do not specifically reflect the impact that the proposed merger described below under the caption "Proposed Merger" may have on future financial performance of the post-merger company. Such performance may not follow the same historical trends as those presented in the following discussion.

     Pharmacopeia was incorporated in March 1993 and is engaged in research and development and chemical library production for collaborations and for its own use. The Company's research and development has focused on efficient, cost effective, high throughput systems for synthesizing and screening large libraries of chemicals for new drug discovery and optimization. The Company has incurred losses since inception and, as of December 31, 1997 had an accumulated deficit of $34.5 million. The Company anticipates incurring additional losses over at least the next several years as it expands its research and development and chemical library production efforts. The Company expects that its losses will fluctuate from quarter to quarter and that such variations may be substantial.

Results of Operations

     The Company expects that its revenue sources for at least the next several years will be limited to future drug discovery collaboration payments from Schering-Plough, Berlex, Novartis, Bayer, Daiichi, Organon, Zeneca and BMS and from other customers under existing arrangements and others that may be entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate. Historical results should not be viewed as indicative of future operating results. The Company will be required to conduct significant research, development and production activities during the next several years to fulfill its obligations under its drug discovery collaborative agreements and to develop other collaborations and technologies. The Company does not anticipate having net income in the next several years.

Years Ended December 31, 1997 and 1996

     Revenues increased to $24.5 million in 1997, compared to $14.8 million in 1996. The increase of $9.7 million in 1997 revenues is primarily the result of the Company's new collaboration with BMS and its expanded efforts in the drug discovery collaborations with Bayer, Daiichi, and Organon. The Company's source of revenues for the next several years will be interest income, payments under its current collaborations and payments from other customers, to the extent that the Company enters into any additional arrangements.

     Research and development expenses increased to $29.5 million compared to $21.2 million in 1996. These increased amounts primarily reflect increased salaries, personnel and facilities lease expenses as the Company continued to hire additional research and development personnel, equipment depreciation, leasehold amortization, and laboratory supplies purchased in connection with the expansion of the Company's chemical library production and screening efforts for drug discovery collaborations and for internal discovery programs. Research and development expenses are expected to continue to increase as the Company further expands its activities and incurs, among other things, expenses related to additional staff increases, increased rent for expanded facilities, and increased equipment and reagent purchases.

    General and administrative expenses were $5.8 million and $5.6 million in the years ended December 31, 1997 and 1996, respectively. The increase is primarily attributable to increased payroll and personnel expenses as the Company continued to hire additional management and administrative personnel, along with increased patent legal fees.

     The Company had interest income of $4.4 million in 1997 compared to $3.9 million in 1996. The increase in interest income resulted from higher average balances of cash, cash equivalents and marketable securities. Interest expense for both periods is a result of interest incurred on notes payable.

Years Ended December 31, 1996 and 1995

     Revenues increased to $14.8 million in 1996, compared to $5.2 million in 1995. The increase of $9.6 million primarily reflected expanded efforts in the Company's collaborations with Schering-Plough, Berlex, Novartis, Bayer, Daiichi and NV Organon. The 1995 revenues were attributable entirely to the Schering-Plough and Berlex collaborations.

     The Company incurred research and development expenses of $21.2 million and $11.0 million in the years ended December 31, 1996 and 1995, respectively.
These increased amounts primarily reflected increased salaries and personnel expenses as the Company continued to hire additional research and development personnel, equipment depreciation and facilities expenses and laboratory supplies purchased in connection with the expansion of the Company's chemical library production and screening efforts for collaborations and for its own use.

     General and administrative expenses were $5.6 million and $3.8 million in the years ended December 31, 1996 and 1995, respectively. The increase was primarily attributable to increased payroll and personnel expenses as the Company hired additional management and administrative personnel and incurred additional legal, insurance and other professional fees in connection with the overall scale-up of the Company's operations.

Liquidity and Capital Resources

     As of December 31, 1997, the Company had working capital of $50.4 million. The Company has funded its activities through December 31, 1997 primarily through the sale of equity securities and funding under collaborative arrangements. From inception through December 31, 1997, the Company received $104.9 million in net proceeds from equity financing and received $59.9 million in research and development, license fees and milestone payments under collaborative agreements.

     The Company's funds are currently invested in U.S. Treasury and government agency obligations, investment grade commercial paper and other short-term money market instruments. The Company may also invest such proceeds in investment grade, interest-bearing securities having a maximum maturity of two years. As of December 31, 1997, the Company's cash and cash equivalents totaled $9.6 million. In addition, the Company had marketable securities of $73.0 million. See Note 2 to Financial Statements.

     In connection with the Company's agreement with the Trustees of Columbia University and Cold Spring Harbor Laboratory, the Company is required to pay annual license fees. The Company is also required to pay to Columbia University certain royalties.

     In addition, as of December 31, 1997, the Company had outstanding commitments for construction and equipment purchases totaling $0.2 million. The Company anticipates that its capital requirements will continue at approximately the same level over the next two years as the Company expands its research and development activities. In connection with such expansion, the Company expects to incur substantial expenditures for hiring additional management, scientific and administrative personnel and for planned expansion and upgrading of its facilities, including acquisition of additional equipment.

     As of December 31, 1997, the Company had federal net operating loss carryforwards of $34.7 million. These carryforwards will expire beginning in the year 2008. Utilization of the net operating loss carryforwards will be subject to limitation under Section 382 of the Internal Revenue Code. See Note 7 of Notes to Financial Statements.

     The Company anticipates that its existing capital resources will be adequate to fund the Company's operations at least through 1999. There can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements depend on numerous factors, including the ability of the Company to extend existing collaborations and enter into additional collaborative arrangements, competing technological and market developments, changes in the Company's existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, acquisitions of other businesses or technologies, the progress of the Company's drug discovery programs and the progress of the Company's customers' milestone and royalty producing activities. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all. The Company's forecasts of the period of time through which its financial resources will be adequate to support its operations is forward looking information, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds.

     Based on preliminary reviews, the Company believes that its significant internal computer information systems are year 2000 compliant. All other internal systems are currently being assessed and a further review of all systems is currently planned. Given the information known at this time, the Company does not believe that changes to its systems to make them year 2000 compliant will require significant resources or material costs. No assurance can be given, however, that all of the Company's systems will be year 2000 compliant on a timely basis or that actual compliance costs or the impact of the Company's failure to achieve substantial year 2000 compliance will not have a material adverse effect on the Company.

     The Company intends to contact its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own year 2000 issue. To date, the Company is unaware of any situations of noncompliance that would adversely affect its operations. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted or that a failure to convert by another company would not have a material adverse effect on the Company.

Proposed Merger

     On February 4, 1998, Pharmacopeia, Micro Acquisition Corporation, a wholly-owned subsidiary of Pharmacopeia ("MAC") and Molecular Simulations Incorporated ("MSI") executed a definitive merger agreement (the "Merger Agreement") pursuant to which Pharmacopeia will acquire MSI in a tax-free, stock-for-stock transaction, which Pharmacopeia expects will qualify for accounting treatment on a "pooling-of-interests" basis.

     Pursuant to the Merger Agreement, MAC will be merged into MSI with MSI as the surviving corporation. Assuming that outstanding options to purchase shares of common stock of MSI are not exercised before the effective time of the merger, Pharmacopeia will (a) acquire all of the outstanding capital stock of MSI in exchange for approximately 7.0 million newly-issued shares of Pharmacopeia Common Stock and (b) assume the outstanding MSI options, which will then be exercisable for shares of Pharmacopeia Common Stock, potentially resulting in the issuance of up to an additional 1.7 million newly-issued shares of Pharmacopeia Common Stock.

     The transaction is subject to certain conditions, including stockholder approvals, the effectiveness of a registration statement under federal securities laws relating to the Pharmacopeia Common Stock to be issued in the merger, the listing of such Pharmacopeia Common Stock on the Nasdaq National Market and the expiration of applicable waiting periods under pre-merger notification regulations.

     As of December 31, 1997 MSI had total assets of $46.5 million and for the year ended December 31, 1997 MSI had total revenue of $56.7 million and net income of $5.4 million.

     After the closing of the merger, Pharmacopeia will file, as part of a current Report on Form 8-K, unaudited pro forma combined condensed financial statements that give effect to the merger.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements and notes thereto and the independent auditors' report appear on pages F-1 through F-16 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) The information required by this Item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" in the Company's Proxy Statement related to the 1998 Annual Meeting of Stockholders forming a part of the Registration Statement on Form S-4, to be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end. Two of the Company's Directors, Ms. More and Mr. Colella, are not included in the Proxy Statement because they have advised the Company of their decision not to stand for re-election at the Company's 1998 Annual Meeting of Stockholders. Information concerning both Ms. More and Mr. Colella is set forth below.

       Ms. More, age 52, has served as a director of the Company since June 1994. Ms. More has been a managing member of Oak Investment Partners, a venture capital firm, since 1980. Ms. More is currently a director of Alexion Pharmaceuticals, Inc. and several closely held companies.

       Mr. Colella, age 57, has served as a director of the Company since July 1993. Mr. Colella has been a general partner of Institutional Venture Partners, a venture capital firm, since 1984. Mr. Colella is currently a director of CV Therapeutics, Inc., Integrated Medical Resources, Onyx Pharmaceuticals, Inc., and several closely held companies.

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

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

        The following Financial Statements are included:
        Report of Independent Auditors
        Balance Sheets as of December 31, 1996 and 1997
        Statements of Operations for the years ended December 31, 1995, 1996 and 1997
        Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997
        Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997
        Notes to Financial Statements

(a)(2)  Financial Statement Schedules

        All financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.


(a)(3)    Exhibits:


3.1******         Restated Certificate of Incorporation of the Registrant.
3.3******         Bylaws of the Registrant, as amended.
3.3(a)********    Amendment to Bylaws of Pharmacopeia dated July 31, 1997.
4.3*              Stockholders Rights Agreement, dated February 15, 1995.
10.1*             Series A and Series B Preferred Stock Purchase Agreement,
                  dated July 21, 1993.
10.2*             Series B Preferred Stock Purchase Agreement, dated March 11,
                  1994.
10.3*             Series C Preferred Stock Purchase Agreement, dated December
                  22, 1994.
10.4*             Series D Preferred Stock Purchase Agreement, dated February
                  15, 1995.
10.5**#           Amended 1994 Incentive Stock Plan.
10.5(a)*******#   Amendment No. 3 to the 1994 Incentive Stock Plan dated May 9,
                  1997.
10.6*#            1995 Employee Stock Purchase Plan.
10.7*#            1995 Director Option Plan.
10.8*+            Library Collection Agreement, dated as of October 1, 1995, between Pharmacopeia and Novartis Corporation.
10.9*+            Research, License, and Royalty Agreement, dated as of February
                  15, 1995, between Pharmacopeia and Berlex Laboratories, Inc.
10.9(a)*******+   Amendment No. 1 to Research, License and Royalty Agreement
                  between the Company and Berlex Laboratories, Inc. dated
                  November 27, 1996.
10.9(b)*******+   Amendment No. 2 to Research, License and Royalty Agreement
                  between the Company and Berlex Laboratories, Inc. dated June
                  30, 1997.
10.9(c)++         Amendment No.3 to Research, License and Royalty Agreement
                  between the Company and Berlex Laboratories, Inc. dated
                  November 21, 1997.
10.10*+           License Agreement, dated as of October 6, 1995, among
                  Pharmacopeia, the Trustees of Columbia University in the City
                  of New York and Cold Spring Harbor Laboratory.
10.11*+           Collaboration Agreement, dated as of December 22, 1994,
                  between Pharmacopeia and Schering Corporation and
                  Schering-Plough, Ltd.

10.11(b)*******+  Amendment No. 2 to Collaboration Agreement and Random Library
                  Agreement between the Company and Schering Corporation and
                  Schering-Plough, Ltd. dated as of April 22, 1996.
10.11(c)*******+  Amendment No. 3 to Collaboration Agreement and Random Library
                  Agreement between the Company and Schering Corporation and
                  Schering-Plough, Ltd. dated as of April 21, 1997.
10.12*+           Random Library Agreement, dated as of December 22, 1994,
                  between Pharmacopeia and Schering Corporation and
                  Schering-Plough, Ltd.
10.13*            Lease Agreement between Pharmacopeia and Eastpark at 8A.
10.13(a)**        Amendment dated as of January 22, 1996 to Lease Agreement
                  between Pharmacopeia and Eastpark at 8A.
10.13(b)****      Third Amendment to Lease Agreement dated March 31, 1996
                  between Pharmacopeia and Eastpark at 8A.
10.14*            Sublease, dated as of December 7, 1994, between Pharmacopeia and Enichem Americas, Inc.
10.15*            Lease, dated as of May 2, 1994, between Pharmacopeia and
                  College Road Associates Limited, as amended.
10.15(a)**        Lease dated as of December 1, 1995 between Pharmacopeia and
                  College Road Associates, as amended.
10.15(b)****      Third Execution and Modification of lease dated June 7, 1996, between Pharmacopeia and College Road Associates Limited.
10.17*#           Employment Agreement, dated October 4, 1994, between the
                  Company and Lewis J. Shuster.
10.18#            Employment Agreement effective November 1, 1997 between the
                  Company and Joseph A. Mollica, Ph.D.
10.20*#           Employment Agreement, dated June 3, 1993, between the Company and John J. Baldwin, Ph.D.
10.21*#           Employment Agreement, dated December 2, 1993, between the
                  Company and Nolan H. Sigal, M.D., Ph.D.
10.22*#           Consulting Agreement, dated April 30, 1993, between the
                  Company and W. Clark Still, Ph.D.
10.23*            Warrant to purchase Common Stock issued to Columbia
                  University.
10.24*            Warrant to purchase Common Stock issued to Cold Spring Harbor
                  Laboratory.
10.25**+          Collaboration Agreement effective as of December 31, 1995
                  between Pharmacopeia and Bayer.
10.26**+          Random Library Agreement effective as of December 31, 1995 between Pharmacopeia and Bayer.
10.30***+         Collaborative Agreement dated as of March 29, 1996 with
                  Daiichi Pharmaceutical Co., Ltd.
10.30(a)*******+  Amendment No. 1 to Collaboration Agreement between the
                  Company and Daiichi Pharmaceutical Co., Ltd. dated April 14,
                  1997.
10.31****+        Research Agreement, between Pharmacopeia, Inc. and N.V.
                  Organon dated May 31, 1996.
10.32*****#       Employment Agreement, dated June 20, 1996, between the Company and Stephen A. Spearman, Ph.D.

10.33*****        Lease Agreement, dated June 21, 1996, between Pharmacopeia and
                  South Brunswick Rental I, Ltd.
10.34++           Collaboration and License Agreement between Pharmacopeia, Inc.
                  and Bristol-Myers Squibb Company dated November 26, 1997.
11.1*             Statement re Computation of Per Share Earnings.
21.0              Subsidiaries of Pharmacopeia, Inc.
23.1              Consent of Ernst & Young LLP
24.1              Powers of Attorney (see signature page)
27.1              Financial Data Schedule


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

******* Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended June 30, 1997.

******** Incorporated by reference to the same numbered exhibit filed with the Company's form 10-Q for the quarter ended September 30, 1997.

+  Confidential treatment granted.

++ Confidential treatment requested.

# Represents a management contract or compensatory plan or arrangement.


(b)  Reports on Form 8-K

     There were no reports on Form 8-K required to be filed for the quarter ended December 31, 1997.

(c)  Exhibits

     See Item 14(a)(3) above.

(d)  Financial Statement Schedules

     See Item 14(a)(2) above.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PHARMACOPEIA, INC.



                                    By:  /s/ LEWIS J. SHUSTER
                                       -----------------------
                                       Lewis J. Shuster
                                         Executive Vice President, Corporate
                                         Development and Chief Financial Officer
                                         (Principal Accounting Officer)

                                    Date:  February 25, 1998



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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Signature                                     Title              Date
---------                                     -----              ----


/s/ JOSEPH A. MOLLICA, Ph.D.     Chairman of the Board and Chief   February 25, 1998
----------------------------     Executive Officer (Principal
(Joseph A. Mollica, Ph.D.)       Executive Officer)



/s/ LEWIS J. SHUSTER             Executive Vice President,         February 25, 1998
--------------------             Corporate Development and Chief
(Lewis J. Shuster)               Financial Officer (Principal
                                 Financial and Accounting
                                 Officer)




/s/ FRANK BALDINO, Jr., Ph.D.    Director                          February 25, 1998
-----------------------------
(Frank Baldino, Jr., Ph.D.)

/s/ PAUL A. BARTLETT, Ph.D.      Director                          February 25, 1998
---------------------------
(Paul A. Bartlett, Ph.D.)

/s/ SAMUEL D. COLELLA            Director                          February 25, 1998
---------------------
(Samuel D. Colella)

/s/ GARY E. COSTLEY, Ph.D.       Director                          February 25, 1998
--------------------------
(Gary E. Costley, Ph.D.)

/s/ EDITH W. MARTIN, Ph.D.       Director                          February 25, 1998
--------------------------
(Edith W. Martin, Ph.D.)

/s/ EILEEN M. MORE               Director                          February 25, 1998
------------------
(Eileen M. More)

/s/ CHARLES A. SANDERS, M.D.     Director                          February 25, 1998
----------------------------
(Charles A. Sanders, M.D.)

                              Pharmacopeia, Inc.

                         Index To Financial Statements



                                    Contents


Report of Independent Auditors.............................................  F-1
Balance Sheets.............................................................  F-2
Statements of Operations...................................................  F-3
Statements of Stockholders' Equity.........................................  F-4
Statements of Cash Flows...................................................  F-5
Notes to Financial Statements..............................................  F-6

                        Report of Independent Auditors


The Board of Directors and Stockholders
Pharmacopeia, Inc.


We have audited the accompanying balance sheets of Pharmacopeia, Inc. as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pharmacopeia, Inc. at December 31, 1996 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                       ERNST & YOUNG LLP


Princeton, New Jersey
January 27, 1998, except for
 Note 13 as to which the date is February 4, 1998

                              Pharmacopeia, Inc.

                                Balance Sheets
                   (Dollars in thousands, except share data)

                                                                       December 31
                                                                     1996       1997
                                                                  -------------------
Assets
Current assets:
 Cash and cash equivalents                                        $ 17,059   $  9,590
 Marketable securities                                              64,423     60,166
 Prepaid expenses and other current assets                           1,525      1,890
                                                                  -------------------
Total current assets                                                83,007     71,646
                                                                  -------------------

Non-current investments in marketable securities                               12,865
Property and equipment, net                                          8,295     10,874
Other assets                                                           677        302
                                                                  -------------------
                                                                  $ 91,979   $ 95,687
                                                                  ===================
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                                 $    742   $  1,756
 Accrued liabilities                                                 2,240      2,726
 Notes payable, current portion                                        710        690
 Deferred revenue                                                   15,088     16,091
                                                                  -------------------
Total current liabilities                                           18,780     21,263

Notes payable, long-term portion                                     1,405        712
Deferred revenue, long-term                                          2,046      3,275

Commitments

Stockholders' equity:
 Preferred stock, $.0001 par value, 2,000,000 shares
  authorized; none issued and outstanding
 Common stock, $.0001 par value; 40,000,000 shares authorized;
  11,267,499 and 11,786,941 shares issued and outstanding at
  December 31, 1996 and 1997, respectively                               1          1
 Additional paid-in capital                                         97,542    104,909
 Accumulated deficit                                               (27,795)   (34,473)
                                                                  -------------------
Total stockholders' equity                                          69,748     70,437
                                                                  -------------------
                                                                  $ 91,979   $ 95,687
                                                                  ===================

See accompanying notes.

                               Pharmacopeia, Inc.

                            Statements of Operations
                 (Dollars in thousands, except per share data)


                                                    Year ended December 31
                                                  1995       1996       1997
                                                -----------------------------
Contract revenue                                $ 5,151   $ 14,799   $ 24,523

Operating expenses:
 Research and development:
  Collaborative                                   5,563     13,129     16,931
  Proprietary                                     5,468      8,111     12,588
 General and administrative                       3,781      5,617      5,848
                                                -----------------------------
Operating loss                                   (9,661)   (12,058)   (10,844)

Interest income                                     798      3,938      4,397
Interest expense                                    (93)      (263)      (231)
                                                -----------------------------
Net loss                                        $(8,956)  $ (8,383)  $ (6,678)
                                                =============================

Basic net loss per share                        $ (2.77)  $   (.77)  $   (.58)
                                                =============================

See accompanying notes.

                               Pharmacopeia, Inc.

                       Statements of Stockholders' Equity
                    (Dollars in thousands, except share data)


                                                   Convertible
                                                 Preferred Stock        Common Stock
                                              ---------------------------------------------   Additional
                                               Number of             Number of                 Paid-in
                                                 Shares    Amount     Shares      Amount       Capital
                                              -----------------------------------------------------------
Balance at December 31, 1994                    8,400,880 $      1   2,672,750     $              21,444
 Sale of Convertible Series D preferred stock     350,000                                          3,500
 Sales of common stock                                                   1,094                         1
 Acquisition of treasury stock
 Retirement of treasury stock                                          (64,521)                      (11)
 Mandatory conversion of Convertible
    preferred stock to common stock            (8,750,880)      (1)  4,375,446        1
 Common stock issued based on anti-dilution
    provisions                                                          43,750
 Exercise of warrant                                                    15,750
 Issuance of common stock in initial public
    offering, net of expenses                                        2,990,000                    43,808
 Issuance of common stock for exercise of
    options                                                              5,700                         3
 Issuance of common stock in private placement                         232,558                     5,000
 Net loss
                                              -----------------------------------------------------------
Balance at December 31, 1995                            -        -  10,272,527        1           73,745
 Acquisition of  treasury stock
 Retirement of treasury stock                                           (7,594)                       (2)
 Issuance of common stock in private
    placements                                                         973,206                    23,641
 Issuance of common stock for exercise of
    options                                                             22,189                        47
 Issuance of common stock in employee stock
    purchase plan                                                        7,171                       111
 Net loss
                                              -----------------------------------------------------------
 Balance at December 31, 1996                           -        -  11,267,499        1           97,542
 Acquisition of treasury stock
 Retirement of treasury stock                                           (1,646)                       (1)
 Issuance of common stock in private
    placements, net                                                    438,323                     6,861
 Issuance of common stock for exercise
    of options                                                          51,669                        56
 Issuance of common stock in employee stock
    purchase plan                                                       18,488                       235
 Issuance of common stock for 401K
    matching                                                            12,608                       216
 Net loss
                                              -----------------------------------------------------------
 Balance at December 31, 1997                           - $      -  11,786,941    $    1        $104,909
=========================================================================================================



                                                 Treasury Stock
                                              -----------------------                        Total
                                               Number of                   Accumulated   Stockholders'
                                                Shares       Amount          Deficit         Equity
                                              --------------------------------------------------------
Balance at December 31, 1994                     45,000    $     (9)    $    (10,456)   $    10,980
 Sale of Convertible Series D preferred stock                                                 3,500
 Sales of common stock                                                                            1
 Acquisition of treasury stock                   19,521          (2)                             (2)
 Retirement of treasury stock                   (64,521)         11                               -
 Mandatory conversion of Convertible
    preferred stock to common stock                                                               -
 Common stock issued based on anti-dilution
    provisions                                                                                    -
 Exercise of warrant                                                                              -
 Issuance of common stock in initial public
    offering, net of expenses                                                                43,808
 Issuance of common stock for exercise of
    options                                                                                       3
 Issuance of common stock in private placement                                                5,000
 Net loss                                                                     (8,956)        (8,956)
                                              --------------------------------------------------------
Balance at December 31, 1995                          -           -          (19,412)        54,334
 Acquisition of  treasury stock                   7,594          (2)                             (2)
 Retirement of treasury stock                    (7,594)          2
 Issuance of common stock in private
    placements                                                                               23,641
 Issuance of common stock for exercise of
    options                                                                                      47
 Issuance of common stock in employee stock
    purchase plan                                                                               111
 Net loss                                                                     (8,383)        (8,383)
                                              --------------------------------------------------------
 Balance at December 31, 1996                          -          -          (27,795)        69,748
 Acquisition of treasury stock                     1,646         (1)                             (1)
 Retirement of treasury stock                     (1,646)         1
 Issuance of common stock in private
    placements, net                                                                           6,861
 Issuance of common stock for exercise
    of options                                                                                   56
 Issuance of common stock in employee stock
    purchase plan                                                                               235
 Issuance of common stock for 401K
    matching                                                                                    216
 Net loss                                                                     (6,678)        (6,678)
                                              --------------------------------------------------------
 Balance at December 31, 1997                      -           $  -     $    (34,473)      $ 70,437
======================================================================================================

                               Pharmacopeia, Inc.

                            Statements of Cash Flow
                             (Dollars in thousands)



                                                           Year ended December 31
                                                         1995       1996       1997
                                                     --------------------------------
Cash flows from operating activities
Net loss                                               $ (8,956)  $ (8,383)  $ (6,678)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation                                              554      1,467      2,754
  Amortization                                               40         40         22
  Changes in operating assets and liabilities:
   (Increase) in prepaid expenses and other current        (691)      (370)      (365)
   assets
  (Increase) decrease in other assets                      (238)      (159)       353
  Increase in accounts payable                               26        241      1,014
  Increase in accrued liabilities                         1,046        499        486
  Increase in deferred revenue                            4,599      9,536      2,232
                                                     --------------------------------
Net cash provided by (used in) operating activities      (3,620)     2,871       (182)

Cash flows from investing activities
Capital expenditures                                     (2,410)    (6,834)    (5,333)
Purchases of marketable securities                      (41,391)   (95,750)   (90,373)
Proceeds from sales of marketable securities             13,108     63,615     81,765
(Increase) decrease in segregated cash                      125
                                                     --------------------------------
Net cash used in investing activities                   (30,568)   (38,969)   (13,941)

Cash flows from financing activities
Net proceeds from issuance of common stock               48,810     23,797      7,367
Net proceeds from issuance of convertible preferred       3,500
 stock
Increase in notes payable                                 1,233      1,344
Repayments of note payable                                 (228)      (596)      (713)
                                                     --------------------------------
Net cash provided by financing activities                53,315     24,545      6,654
                                                     --------------------------------

Increase (decrease) in cash and cash equivalents         19,127    (11,553)    (7,469)
Cash and cash equivalents at beginning of period          9,485     28,612     17,059
                                                     --------------------------------
Cash and cash equivalents at end of period             $ 28,612   $ 17,059   $  9,590
                                                     ================================

Interest paid                                          $     93   $    263   $    231
                                                     ================================

See accompanying notes.

                              Pharmacopeia, Inc.

                         Notes to Financial Statements
            (Dollars in thousands, except share and per share data)
                               December 31, 1997


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

                              Pharmacopeia, Inc.

                         Notes to Financial Statements
            (Dollars in thousands, except share and per share data)
                               December 31, 1997



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

Intangible Assets

Intangible assets are included in other assets and consist primarily of licensed technology which represents the initial payment for certain exclusive licenses granted to the Company as of the date of incorporation and are being amortized over four years. Accumulated amortization at December 31, 1996 and 1997 was $142 and $164, respectively.

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

                              Pharmacopeia, Inc.

                         Notes to Financial Statements
            (Dollars in thousands, except share and per share data)
                               December 31, 1997



2.  Significant Accounting Policies (continued)

Basic Net Loss Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The effect of adoption of Statement 128 had no financial impact and accordingly, no restatement of loss per share for prior years was necessary.

The basic net loss per share is based on net loss for the year, divided by the weighted average number of common shares outstanding during the year. Common stock equivalents such as convertible preferred stock, stock options and warrants are not included as their effect is anti-dilutive. Shares used in computing basic net loss per share were 3,231,102, 10,833,980 and 11,453,743 for the years ended December 31, 1995, 1996 and 1997 respectively.

Impact of Recently Issued Accounting Standards

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components and is applied to all enterprises. SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore, the Company will adopt the new requirements retroactively in 1998. The adoption of SFAS No. 131 will have no significant impact on the Company's financial reporting.

                              Pharmacopeia, Inc.

                         Notes to Financial Statements
            (Dollars in thousands, except share and per share data)
                               December 31, 1997



3.  Property and Equipment

Property and equipment consist of the following:

                                                            December 31
                                                            1996      1997
                                                       -------------------
Laboratory equipment                                     $ 4,904   $ 7,388
Furniture, fixtures and equipment                          1,227     1,828
Computers and software                                     1,649     2,559
Leasehold improvements                                     2,716     3,629
Construction in progress                                      15       440
                                                       -------------------
                                                          10,511    15,844
Less accumulated depreciation and amortization            (2,216)   (4,970)
                                                       -------------------
Property and equipment, net                              $ 8,295   $10,874
                                                       ===================

4.  Leases

The Company has a total of three operating leases or sub-leases for office and laboratory space which expire at various dates through November 30, 2005.

The future minimum lease commitments at December 31, 1997 are as follows:


                     1998                              $2,911
                     1999                               2,761
                     2000                               1,471
                     2001                               1,041
                     2002                               1,041
                     Thereafter                         3,037


Rent expense for the years ended December 31, 1995, 1996 and 1997 was $1,255, $1,783 and $2,828, respectively.

                              Pharmacopeia, Inc.

                         Notes to Financial Statements
            (Dollars in thousands, except share and per share data)
                               December 31, 1997



5.  Accrued Liabilities

Accrued liabilities consist of the following:

                                                                   1996     1997
                                                              ------------------
Accrued bonus                                                    $  623   $1,005
Accrued vacation                                                    208      322
Accrued relocation                                                  573      219
Accrued licensing costs - related party (Note 12)                   300      377
Other                                                               536      803
                                                              ------------------
                                                                 $2,240   $2,726
                                                              ==================

6.  Notes Payable

The Company has entered into Equipment Financing Agreements primarily for the purchase of certain laboratory and research related equipment. Under the terms of these agreements, the Company may finance up to $2,850 of equipment and leasehold improvements. At December 31, 1997, the Company had sixteen separate secured notes payable under these agreements. The notes payable expire at various dates through June 2000.

The following is a schedule, by year, of the future principal payments under equipment financing agreements as of December 31, 1997:

1998                                                                $  690
1999                                                                   481
2000                                                                   231
                                                                  --------
Total principal payments                                            $1,402
                                                                  ========


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

                              Pharmacopeia, Inc.

                         Notes to Financial Statements
            (Dollars in thousands, except share and per share data)
                               December 31, 1997



7.  Income Taxes (continued)


                                                                    December 31
                                                                  1996       1997
                                                               ---------------------
Deferred tax assets
Net operating loss carryforward                                  $ 11,218   $ 13,900
Research credit                                                       722      1,334
Deferred tax asset valuation reserve                              (11,940)   (15,234)
                                                               ---------------------
Net deferred tax asset                                           $    -     $     -
                                                               =====================

In 1995, 1996 and 1997, the Company recorded valuation reserves of $8,145, $11,940, and $15,234, respectively, principally to offset the benefits of net operating loss carryforwards at the end of those years.

At December 31, 1997, the Company has federal net operating loss (NOL) carryforwards of approximately $34,700 which expire in 2008 ($2,131), 2009 ($8,475), 2010 ($9,100), 2011 ($8,294) and 2012 ($6,700). An ownership change pursuant to Section 382 of the Internal Revenue Code occurred in December 1995 as a result of the public offering of the Company's common stock. The effect of the ownership change is that use of approximately $11,800 of the NOL carryforward is restricted to approximately $6,700 per year. The Company has state NOL carryforwards $34,700 at December 31, 1997, which expire in 2000 ($2,100), 2001 ($8,500), 2002 ($9,100), 2003 ($8,300) and 2004 ($6,700).

The Company has federal research tax credit carryforwards of approximately $936 at December 31, 1997 which expire from 2008 through 2012. Approximately $476 of the carryforwards are subject to limitation pursuant to Section 382. In addition, the Company has a state research tax credit carryforward of approximately $466 which expires from 2002 to 2004.

8.  Stockholders' Equity

Common Stock

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

During 1997 the Company received a total of $7,165 in proceeds from the sale to two corporate partners of newly issued shares of Pharmacopeia common stock. Of the total proceeds, $6,791 was recognized as equity. The balance of $374 is currently included in the balance sheet as deferred revenue and will be recognized as revenue over the balance of the term of the associated corporate collaboration agreement.

                              Pharmacopeia, Inc.

                         Notes to Financial Statements
            (Dollars in thousands, except share and per share data)
                               December 31, 1997

9.  Stock Plans

The Company has three Stock Plans, the 1994 Incentive Stock Plan, the 1995 Employee Stock Purchase Plan and the 1995 Director Option Plan.

In accordance with the 1994 Incentive Stock Plan (the "Plan"), the Company may grant up to 1,750,000 shares of both incentive or non-qualified stock options or stock purchase rights to officers, directors, employees, sales representatives and consultants of the Company. The term of each incentive and non-qualified stock option and stock purchase right is ten years or ten years and one day from the date of grant. Vesting generally occurs over a period of not greater than five years.

At December 31, 1997, 387,544 of the outstanding options and stock purchase rights were exercisable and there were 303,586 shares available for future grants. All stock purchase rights which are not vested are subject to repurchase by the Company.

In 1995, the Company adopted the 1995 Employee Stock Purchase Plan ("ESPP") under Section 423 of the Internal Revenue Code. An aggregate of 250,000 shares of common stock are reserved for offering under the ESPP. In 1997, 18,488 shares of common stock were purchased at prices ranging from $12.54 to $12.96 per share, as determined by the ESPP. At December 31, 1997, there were 224,341 shares available for future purchase.

In accordance with the 1995 Directors Option Plan, the Company may grant up to 150,000 options to purchase shares of common stock to non-employee members of the Board. The exercise price of the stock options shall be equal to the fair market value per share of common stock on the option grant date. Each option has a term of ten years from the option grant date and shall become exercisable in a series of three equal and successive annual installments. During 1997 50,000 options were granted at exercise prices ranging from $14.13 to $16.00 per share. At December 31, 1997, 11,664 of the outstanding options were exercisable and there were 78,334 shares available for future grants.

FASB 123 requires pro forma information regarding net income and earnings per share as if the Company has accounted for its employee stock options and warrants granted subsequent to December 31, 1994 and shares of common stock purchased by employees in connection with the ESPP ("equity awards") under the fair value method of FASB 123. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1995, 1996, and 1997, respectively: risk-free interest rates of 6.06%, 6.17%, and 5.44%; expected volatility of 59.70, 59.70, and 47.00; expected option life of 5.6, 5.6, and 5.8 years from vesting and an expected dividend yield of 0.0%.

                              Pharmacopeia, Inc.

                         Notes to Financial Statements
            (Dollars in thousands, except share and per share data)
                               December 31, 1997



9. Stock Plans (continued)

For purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                     1995       1996      1997
                                                     ----       ----      ----

     Pro forma net loss............................$(9,565)   $(9,474)  $(9,395)
     Pro forma basic net loss per share............$(2.96)    $(.87)    $(.82)


A summary of the Company's stock option activity, and related information for the years ended December 31, 1995, 1996, and 1997 follows:

                                      1995                             1996                             1997
                            ----------------------------      -------------------------      ---------------------------
                                               Weighted                        Weighted                        Weighted
                              Common           Average         Common          Average          Common         Average
                               Stock           Exercise         Stock          Exercise          Stock         Exercise
                              Options            Price         Options           Price          Options           Price
                            ---------          ---------      ---------         -------      -----------        --------
Outstanding at
beginning of year.......      120,000             $ .48        363,575           $ 2.10         921,271           $14.19
Granted.................      250,900              2.83        598,220            20.90         517,680            16.22
Exercised...............       (6,794)              .49        (22,189)            2.76         (36,669)            1.06
Forfeited...............         (531)              .84        (18,335)            7.83         (46,583)           18.14
                            ---------                         --------                       ----------

Outstanding at end of
year                          363,575              2.10        921,271            14.19       1,355,699            15.17
                            =========                         ========                       ==========

Exercisable at end of
year                           36,959                          132,715                          387,544
                            =========                         ========                       ==========

Weighted average fair
value of options
granted during the year                            2.81                           13.03                             8.51


     Stock options outstanding at December 31, 1997 are summarized as follows:


                                                                      Weighted
                              Outstanding       Weighted Average      Average
       Range of                Options at           Remaining         Exercise
    Exercise Prices         December 31, 1997    Contractual Life       Price
    ---------------         -----------------    ----------------     --------
    $  .48                        96,402                 6.9          $   .48
    $ 1.24 - $19.00              971,147                 8.7            14.48
    $19.38 - $26.75              288,150                 8.6            22.38
                            -----------------
    $  .48 - $26.75            1,355,699                 8.6            15.17
                            =================

                              Pharmacopeia, Inc.

                         Notes to Financial Statements
            (Dollars in thousands, except share and per share data)
                               December 31, 1997


10. Collaborative Agreements

On December 22, 1994, the Company entered into a Collaboration Agreement and Random Library Agreement with Schering Corporation and Schering-Plough Ltd. (collectively "Schering-Plough") which provides for research funding, product development milestone payments and royalties on net product sales. The term of these agreements as amended extend into 1998 and are subject to further extension by agreement of both parties.

On February 15, 1995, the Company entered into a Collaboration Agreement with Berlex Laboratories, Inc. ("Berlex"). The term of the Collaboration Agreement as amended extends into 1998 and is subject to further extension by agreement of both parties. Berlex has agreed to pay the Company research funding, product development milestone payments, and royalties on net product sales.

On October 1, 1995, the Company entered into an agreement with Novartis Corporation ("Novartis") to create libraries in collaboration with Novartis for screening by Novartis. Under this agreement, the Company is obligated to provide certain numbers of compounds during each of the five years of the program. In return, Novartis is obligated to pay the Company research funding during each year of the agreement. Novartis has also agreed to pay the Company milestone payments and royalties on the sale of any drugs that result from the relationship.

During 1996 the Company signed new agreements with Bayer, Daiichi, and NV Organon. The effective date of the Bayer agreement was December 31, 1995. Under these agreements each of these companies has committed to fund certain licensing and research and development ("R&D") programs at Pharmacopeia. The R&D programs expire at various dates through May 1999 and are subject to extension by agreement of both parties. These firms also agreed to pay the Company milestone payments and royalties on the sale of drugs that result from the relationships.

During 1997 the Company signed new agreements with Zeneca Limited and Bristol-Myers Squibb Company. The R&D programs expire at various dates through December 2000 and are subject to extension by agreement of both parties. These firms have also agreed to pay the Company milestone payments and royalties on the sale of any products generated by the collaboration.

Revenue from customers representing 10% or more of total contract revenue for the years ended December 31, 1995, 1996 and 1997 is as follows:

                              Pharmacopeia, Inc.

                        Notes to Financial Statements
           (Dollars in thousands, except share and per share data)
                              December 31, 1997


10.  Collaborative Agreements (continued)


       Customer                     1995             1996             1997
-------------------------     --------------    --------------   -------------
           A                         58%              36%              21%
           B                          -               16%              21%
           C                          -               14%              15%
           D                          -                -               13%
           E                          -                -               13%
           F                         42%              19%              11%


11.    Employee Tax-Deferred Savings Plan

The Company maintains a 401(k) defined contribution plan (the "Plan") covering all full time employees. Employees are eligible to participate on the first day of the month following their date of hire. The Plan provides for voluntary employee contributions from 1% to 20% of annual compensation, subject to a maximum limit allowed by Internal Revenue Service guidelines. Matching contributions in either cash or Company stock may be made at the discretion of the Company. Employer contributions vest to participants at a rate of 33 1/3% per year of service, provided that after three years of service all past and subsequent employer contributions are 100% vested. $216 of contributions were charged to operations for the year ended December 31, 1997.

12.  Commitments

On July 16, 1993, the Company entered into a license agreement with the Trustees of Columbia University and Cold Spring Harbor Laboratory. The agreement grants to the Company an exclusive, worldwide license to certain technology for making and using combinatorial chemical libraries. The agreement includes annual license fees and certain royalties to be made by the Company. In October 1995, the Company amended its license agreement with the Trustees of Columbia University and Cold Spring Harbor Laboratories. In connection with this amendment, the Company issued warrants to purchase 100,000 shares of common stock at $10.00 per share, exercisable through October 5, 2000 or earlier as defined in the warrants. During the years ended December 31, 1995, 1996, and 1997 the Company paid royalties and license fees to Columbia University of $419, $590, and $500 respectively.

In addition, the Company had commitments for construction and equipment of approximately $172 at December 31, 1997.

                              Pharmacopeia, Inc.

                         Notes to Financial Statements
            (Dollars in thousands, except share and per share data)
                               December 31, 1997


13. Subsequent Event

On February 4, 1998, the Company and Molecular Simulations Incorporated ("MSI") announced the execution of a definitive merger agreement under which the Company will acquire MSI in a tax-free, stock-for-stock transaction to be accounted for on a pooling basis. The Company will acquire all of the outstanding stock of MSI and will assume the outstanding MSI options, which will then be exercisable for shares of the Company's Common Stock. MSI is a provider of molecular modeling and simulation software. MSI designs, develops, markets and supports software that facilitates the discovery and development of new products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries. As of December 31, 1997 MSI had total assets of $46,500 and for the year ended December 31, 1997 MSI had total revenue of $56,700 and net income of $5,400.

                              Pharmacopeia, Inc.

                            Report on Form 10-K for
                        the year ended December 31, 1997

                               INDEX TO EXHIBITS


  Exhibit                                 Exhibit Name                                   Sequentially
  Number                                                                                 Numbered Page
10.9(c)     Amendment No.3 to Research, License and Royalty Agreement between the Company and Berlex Laboratories, Inc. dated November 21, 1997.
10.18       Employment Agreement effective November 1, 1997 between the
            Company and Joseph A. Mollica, Ph.D.
10.34       Collaboration and License Agreement between Pharmacopeia, Inc. and
            Bristol-Myers Squibb Company dated November 26, 1997.
21.0        Subsidiaries of Pharmacopeia, Inc.
23.1        Consent of Ernst & Young LLP
24.1        Powers of Attorney (see page 29 )
27.1        Financial Data Schedule (filed electronically with the SEC only)