Form 10-K/A
period 1997-12-31
PHARMACOPEIA INC
filed 1998-04-15
CIK 1002388

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K/A-1

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The approximate aggregate market value of voting stock held by nonaffiliates of the Registrant was $183,003,600 based on the last sale price of Common Stock reported on The Nasdaq National Market on March 31, 1998.
2,050,887 shares of Common Stock held by officers, directors, and holders of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 31, 1998, the number of outstanding shares of the Registrant's Common Stock was 11,811,079.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Part III of Form 10-K is incorporated by reference from the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders forming a part of the Registration Statement on Form S-4 (the "Proxy Statement"), which was initially filed with the Securities and Exchange Commission on March 6, 1998.

================================================================================

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

     Schering-Plough. In December 1994, the Company and Schering-Plough signed a Collaboration Agreement for (i) the optimization of lead compounds that interact with a specific molecular target in the field of cancer and (ii) the identification and optimization of lead compounds that interact with specific molecular targets in the field of asthma. The Company and Schering-Plough also signed a Random Library Agreement under which the Company provided Schering-Plough with combinatorial libraries for screening by Schering-Plough in a wide range of Schering-Plough's internal drug screening assays. Schering-Plough has paid the Company $13.5 million under the research program to be performed through the fourth year of the Collaboration Agreement. The initial term of the Collaboration Agreement was for two years, and pursuant to the terms of the Collaboration Agreement, Schering-Plough has extended the term through December 1998. The Collaboration Agreement is subject to further extension by agreement of both parties, although no assurance can be given that such extension will occur or regarding the terms and conditions of such extension. If the Collaboration Agreement is extended, Pharmacopeia will be obligated under the Random Library Agreement to provide additional libraries of compounds to Schering-Plough. The agreements provide Schering-Plough with exclusive worldwide rights to develop and commercialize lead compounds discovered by the Company that are active against the specified molecular targets or discovered by Schering-Plough to be active in its assays. Compounds contained in libraries created by the Company for Schering-Plough will be exclusive to Schering-Plough for various time periods. These exclusivity periods can be extended upon payment of additional fees. In the event Schering-Plough successfully identifies, develops and obtains regulatory approval for drugs based upon the Company's compounds, Schering-Plough will make additional milestone payments to the Company. During 1996 and 1997, Schering-Plough made milestone payments to the Company. Schering-Plough will also be obligated to pay to the Company royalties on the sale of any drugs that result from this relationship. In connection with the collaboration, Schering-Plough has made investments totaling $20 million in the Company.

     Berlex. In February 1995, Pharmacopeia and Berlex signed a Research, License and Royalty Agreement for the identification and optimization of lead compounds which interact with a specific molecular target that may have applications in the treatment of multiple sclerosis. Under the terms of this agreement, Berlex paid the Company an aggregate of $5.5 million over the first two years of the agreement for library synthesis and screening conducted by the Company. The term of this agreement as amended expired in February 1998. The parties are currently negotiating a further extension of such agreement, although no assurance can be given that such extension will occur or regarding the terms and conditions of such extension. Berlex is also obligated to make additional payments upon the achievement of certain milestones and to pay royalties on sales of drugs that may result from the relationship. During 1997 Berlex made its first milestone payment. The agreement provides Berlex with exclusive worldwide rights to develop and commercialize compounds active against the specified molecular target. The agreement also provides for an exclusivity period on the compounds provided to Berlex. In connection with the collaboration, Schering Berlin Venture Corporation, an affiliate of Berlex, made a $3.5 million equity investment in the Company and purchased an additional $2.5 million of the Common Stock sold in the Company's initial public offering.

     Novartis. Effective October 1, 1995, the Company entered into a Library Collection Agreement with Novartis with an initial three-year term to create libraries in collaboration with Novartis for screening by Novartis. This agreement has been extended for an additional two year term. Under this agreement, the Company is obligated to provide certain numbers of compounds during each of the five years of the agreement. The agreement grants
Novartis an exclusivity period on the libraries, which may be extended for a fee. Under the terms of this agreement, Novartis has paid the Company $6 million for the initial three-year term of this agreement and is obligated to pay an additional $2 million during each subsequent year of the agreement. The agreement provides Novartis with exclusive worldwide rights to develop and commercialize certain products based on active compounds discovered using these libraries. In the event Novartis successfully identifies and develops drugs based on the Company's compounds, Novartis will make milestone payments to the Company. Novartis will also be obligated to pay to the Company royalties on the sale of any drugs that result from the relationship.

     Bayer. Effective December 31, 1995, the Company entered into (i) a Collaboration Agreement with Bayer for the identification and optimization of lead compounds that interact with specific molecular target(s) selected by Bayer, and (ii) a Random Library Agreement under which the Company is to provide Bayer with combinatorial libraries for screening by Bayer in Bayer's internal screening assays. Bayer has paid the Company $4 million through the initial two year term of the Random Library Agreement for library creation. Bayer is also obligated to fund research conducted by the Company during the period from July 1, 1996 through February 15, 1999 in the amount of $5.5 million. A minimum of an additional $2.75 million of research funding is due if Bayer exercises an option to extend the term of the Collaboration Agreement for an additional year. Bayer has paid the Company $5.5 million for research to be performed through the first two years of the Collaboration Agreement. The agreements provide Bayer with exclusive worldwide rights to develop and commercialize lead compounds discovered by the Company that are active against the specified molecular targets or discovered by Bayer to be active in its assays. Compounds contained in libraries created by the Company for Bayer will be exclusive to Bayer for various time periods. These exclusivity periods can be extended upon payment of additional fees. In the event Bayer successfully identifies, develops and obtains regulatory approval for drugs based upon the Company's compounds, Bayer will make milestone payments to the Company. Bayer will also be obligated to pay to the Company royalties on the sale of any products that result from this relationship. In connection with the collaboration, Bayer made a $10 million equity investment in the Company in February 1996.

     Daiichi. Effective March 29, 1996, Pharmacopeia and Daiichi signed a three-year Collaboration Agreement for the identification and optimization of lead compounds which interact with a specific molecular target(s) selected by Daiichi. This agreement contains certain conditions upon which the parties may negotiate to extend the agreement beyond its initial three-year term. Over the first three years of the agreement, Daiichi is obligated to pay the Company approximately $14 million in research and development funding and license fees, of which, Daiichi has paid the Company $9.7 million. The agreement provides Daiichi with exclusive worldwide rights to develop and commercialize compounds active against the specified molecular targets or discovered by Daiichi to be active in its assays. In the event Daiichi successfully identifies, develops and obtains regulatory approval for drugs based upon the Company's compounds, Daiichi will make milestone payments to the Company. Daiichi will also be obligated to pay to the Company royalties on the sale of any products that result from this relationship. In connection with the collaboration, Daiichi has made a $5 million equity investment in the Company in March 1996. Daiichi made an additional $3.0 million equity investment in December 1997 as a result of the Company's meeting a specific milestone.

     Organon. Effective May 31, 1996, the Company entered into a three-year Research Agreement with Organon for the identification and optimization of lead compounds that interact with specific molecular target(s) selected by Organon. This agreement contains certain conditions upon which the parties may negotiate to extend the agreement beyond its initial three-year term. Under the terms of the agreement, Organon is required to pay the Company a total of $10.7 million in research and development funding and license fees, over the initial three year term, of which, $6.9 million has been paid. Organon is also obligated to make additional payments upon the achievement of certain milestones and to pay royalties on sales of drugs that may result from the relationship. The agreement provides Organon with exclusive worldwide rights to develop and commercialize lead compounds active against the specified molecular targets or discovered by Organon to be active in its assays. In the event Organon successfully identifies, develops and obtains regulatory approval for drugs based upon the Company's compounds, Organon will make milestone payments to the Company. Organon will also be obligated to pay to the Company royalties on the sale on any products that result from the relationship. In connection with the collaboration, Organon made a $4.2 million equity investment in the Company in May 1996 and an additional $4.2 million equity investment in May 1997.

     BMS. Effective December 11, 1997, the Company entered into a three-year Collaboration and License Agreement with BMS for the identification and optimization of lead compounds that interact with specific molecular target(s) selected by BMS. This agreement contains certain conditions upon which the parties may negotiate to extend the agreement beyond its initial three-year term. Under the terms of the agreement, BMS is required to pay the Company a total of $10.4 million in research and development funding and license fees, over the initial three year term, of which, $3.4 million has been paid. BMS is also obligated to make additional payments upon the achievement of certain milestones and to pay royalties on sales of drugs that may result from the relationship. The agreement provides BMS with exclusive worldwide rights to develop and commercialize lead compounds active against the specified molecular targets or discovered by BMS to be active in its assays. In the event BMS successfully identifies, develops and obtains regulatory approval for drugs based upon the Company's compounds, BMS will make milestone payments to the Company.

     None of the agreements discussed above require the parties thereto to make any further equity investments in Pharmacopeia.

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

     The patent positions of pharmaceutical and biotechnology companies, including the Company, are uncertain and involve complex legal and factual questions for which important legal questions are largely unresolved. Certain patent applications, relating to encoded combinatorial libraries, have been filed by others prior to the Company's patent applications. In February of 1997, the European Patent Office granted to Affymax Technologies, N.V., a subsidiary of Glaxo, certain patent claims which, if valid, would cover the synthesis of encoded small molecule libraries of the type developed by the Company. On November 12, 1997, the Company filed an Opposition to these patent claims challenging their validity. If these claims are found valid and are enforceable, the Company's ability to practice its ECLiPS technology in Europe would be restricted unless the Company obtains appropriate licenses from the owner of such patents. Although the Company has business relationships with a number of European customers, the Company does not currently practice its technology in Europe. On January 13, 1998, a U.S. patent was issued to Affymax that contains certain claims covering a method of preparing an encoded library of chemical compounds. In a press release issued by Affymax on January 13, 1998, Affymax stated that these patent claims provide it with "a dominant proprietary position in the area of tagged chemical libraries." The Company's scientific staff has reviewed these patent claims and believes that such claims do not cover the ECLiPS technology. If it is ultimately determined that these claims are valid and enforceable and that the Company's ECLiPS technology infringes such claims, then the Company's ability to use its ECLiPS technology in the United States may be restricted unless the Company obtains appropriate licenses from the owner of such patent and the Company may be subject to a claim for monetary damages. However, if any such licenses were required from Affymax, there can be no assurance that such licenses would be available to the Company or would be available upon terms reasonably acceptable to the Company. The Company does not know of any patent applications by others that would preclude the Company from obtaining patent protection in the United States or elsewhere for its ECLiPS technology. However, disputes may arise between the Company and other patent holders as to claims of infringement, which could involve protracted periods of litigation. Some of the Company's competitors have, or are affiliated with companies having, substantially greater resources than the Company, and such competitors may be able to sustain the costs of complex patent litigation to a greater degree and for longer periods of time than the Company. Uncertainties resulting from the initiation and continuation of any patent or related litigation could have a material adverse effect on the Company's ability to compete in the marketplace pending resolution of the disputed matters.

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


(a)(3)    Exhibits:


3.1******           Restated Certificate of Incorporation of the Registrant.
3.3******           Bylaws of the Registrant, as amended.
3.3(a)********      Amendment to Bylaws of Pharmacopeia dated July 31, 1997.
4.3*                Stockholders Rights Agreement, dated February 15, 1995.
10.1*               Series A and Series B Preferred Stock Purchase Agreement,
                    dated July 21, 1993.
10.2*               Series B Preferred Stock Purchase Agreement, dated March
                    11, 1994.
10.3*               Series C Preferred Stock Purchase Agreement, dated December
                    22, 1994.
10.4*               Series D Preferred Stock Purchase Agreement, dated February
                    15, 1995.
10.5**#             Amended 1994 Incentive Stock Plan.
10.5(a)*******#     Amendment No. 3 to the 1994 Incentive Stock Plan dated May
                    9, 1997.
10.6*#              1995 Employee Stock Purchase Plan.
10.7*#              1995 Director Option Plan.
10.8*+              Library Collection Agreement, dated as of October 1, 1995, between Pharmacopeia and Novartis Corporation.
10.9*+              Research, License, and Royalty Agreement, dated as of
                    February 15, 1995, between Pharmacopeia and Berlex
                    Laboratories, Inc.
10.9(a)*******+     Amendment No. 1 to Research, License and Royalty Agreement
                    between the Company and Berlex Laboratories, Inc. dated
                    November 27, 1996.
10.9(b)*******+     Amendment No. 2 to Research, License and Royalty Agreement
                    between the Company and Berlex Laboratories, Inc. dated June
                    30, 1997.
10.9(c)*********++  Amendment No.3 to Research, License and Royalty Agreement
                    between the Company and Berlex Laboratories, Inc. dated
                    November 21, 1997.
10.10*+             License Agreement, dated as of October 6, 1995, among
                    Pharmacopeia, the Trustees of Columbia University in the
                    City of New York and Cold Spring Harbor Laboratory.
10.11*+             Collaboration Agreement, dated as of December 22, 1994,
                    between Pharmacopeia and Schering Corporation and
                    Schering-Plough, Ltd.

10.11(b)*******+  Amendment No. 2 to Collaboration Agreement and Random Library
                  Agreement between the Company and Schering Corporation and
                  Schering-Plough, Ltd. dated as of April 22, 1996.
10.11(c)*******+  Amendment No. 3 to Collaboration Agreement and Random Library
                  Agreement between the Company and Schering Corporation and
                  Schering-Plough, Ltd. dated as of April 21, 1997.
10.12*+           Random Library Agreement, dated as of December 22, 1994,
                  between Pharmacopeia and Schering Corporation and
                  Schering-Plough, Ltd.
10.13*            Lease Agreement between Pharmacopeia and Eastpark at 8A.
10.13(a)**        Amendment dated as of January 22, 1996 to Lease Agreement
                  between Pharmacopeia and Eastpark at 8A.
10.13(b)****      Third Amendment to Lease Agreement dated March 31, 1996
                  between Pharmacopeia and Eastpark at 8A.
10.14*            Sublease, dated as of December 7, 1994, between Pharmacopeia and Enichem Americas, Inc.
10.15*            Lease, dated as of May 2, 1994, between Pharmacopeia and
                  College Road Associates Limited, as amended.
10.15(a)**        Lease dated as of December 1, 1995 between Pharmacopeia and
                  College Road Associates, as amended.
10.15(b)****      Third Execution and Modification of lease dated June 7, 1996, between Pharmacopeia and College Road Associates Limited.
10.17*#           Employment Agreement, dated October 4, 1994, between the
                  Company and Lewis J. Shuster.
10.18*********#   Employment Agreement effective November 1, 1997 between the
                  Company and Joseph A. Mollica, Ph.D.
10.20*#           Employment Agreement, dated June 3, 1993, between the Company and John J. Baldwin, Ph.D.
10.21*#           Employment Agreement, dated December 2, 1993, between the
                  Company and Nolan H. Sigal, M.D., Ph.D.
10.22*#           Consulting Agreement, dated April 30, 1993, between the
                  Company and W. Clark Still, Ph.D.
10.23*            Warrant to purchase Common Stock issued to Columbia
                  University.
10.24*            Warrant to purchase Common Stock issued to Cold Spring Harbor
                  Laboratory.
10.25**+          Collaboration Agreement effective as of December 31, 1995
                  between Pharmacopeia and Bayer.
10.26**+          Random Library Agreement effective as of December 31, 1995 between Pharmacopeia and Bayer.
10.30***+         Collaborative Agreement dated as of March 29, 1996 with
                  Daiichi Pharmaceutical Co., Ltd.
10.30(a)*******+  Amendment No. 1 to Collaboration Agreement between the
                  Company and Daiichi Pharmaceutical Co., Ltd. dated April 14,
                  1997.
10.31****+        Research Agreement, between Pharmacopeia, Inc. and N.V.
                  Organon dated May 31, 1996.
10.32*****#       Employment Agreement, dated June 20, 1996, between the Company and Stephen A. Spearman, Ph.D.

10.33*****        Lease Agreement, dated June 21, 1996, between Pharmacopeia and
                  South Brunswick Rental I, Ltd.
10.34*********++  Collaboration and License Agreement between Pharmacopeia, Inc.
                  and Bristol-Myers Squibb Company dated November 26, 1997.
11.1*             Statement re Computation of Per Share Earnings.
21.0*********     Subsidiaries of Pharmacopeia, Inc.
23.1              Consent of Ernst & Young LLP
24.1*********     Powers of Attorney
27.1*********     Financial Data Schedule


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

********* Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K for the year ended December 31, 1997.

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

                                    PHARMACOPEIA, INC.



                                    By:  /s/ Joseph A. Mollica
                                       -----------------------
                                       Joseph A. Mollica, Ph.D.
                                         Chairman of the Board of Directors,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

                                    Date:  April 15, 1998



                    [Rest of page intentionally left blank]

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Signature                                     Title                    Date
---------                                     -----                    ----


  /s/ Joseph A. Mollica          Chairman of the Board of            April 15, 1998
----------------------------     Directors, President and
(Joseph A. Mollica, Ph.D.)       Chief Executive Officer
                                 (Principal Executive Officer)


 /s/ Lewis J. Shuster            Executive Vice President,           April 15, 1998
----------------------------     Corporate Development and Chief
(Lewis J. Shuster)               Financial Officer (Principal
                                 Financial and Accounting
                                 Officer)




             *                   Director                            April 15, 1998
-----------------------------
(Frank Baldino, Jr., Ph.D.)

             *                   Director                            April 15, 1998
----------------------------
(Paul A. Bartlett, Ph.D.)

             *                   Director                            April 15, 1998
----------------------------
(Samuel D. Colella)

             *                   Director                            April 15, 1998
---------------------------
(Gary E. Costley, Ph.D.)

             *                   Director                            April 15, 1998
---------------------------
(Edith W. Martin, Ph.D.)

             *                   Director                            April 15, 1998
---------------------------
(Eileen M. More)

             *                   Director                            April 15, 1998
----------------------------
(Charles A. Sanders, M.D.)

                                              /s/ Joseph A. Mollica
                                        *By:________________________
                                            Joseph A. Mollica
                                            Attorney-in-Fact

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

Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. The Company invests its cash in deposits with major financial institutions, money market funds, and other investment grade securities such as prime rated commercial paper.

Marketable Securities

Marketable securities consist of fixed income investments with a maturity of greater than three months such as United States treasury securities, obligations of United States government agencies, other investment grade securities such as prime rated commercial paper and corporate bonds. Such securities are carried at amortized cost which approximates market.

The following is a summary of held-to-maturity securities:


                                      December 31, 1996  December 31, 1997
                                      -----------------  -----------------
                                           Current        Current     Non-
                                                                    Current
U.S. treasury securities
 and obligations of U.S. government
 agencies                                  $24,267        $31,732    $ 8,501
U.S. corporate debt securities             $40,156        $28,434    $ 4,364
                                           -------        -------    -------
                                           $64,423        $60,166    $12,865
                                           =======        =======    =======

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

Revenue Recognition

Contract revenue from collaborative agreements relates to research and development work and is recognized using the percentage of completion method. The application of this revenue recognition method is dependent on the contractual arrangement of each agreement. Accordingly, revenue is recognized as research and development labor is expended against a total research and development plan. Payments received under these agreements prior to the completion of the related work are recorded as deferred revenue. Non-refundable milestone payments and up-front fees are recognized as contract revenue when received as the Company has no other performance obligations.

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

                              Pharmacopeia, Inc.

                         Notes to Financial Statements
            (Dollars in thousands, except share and per share data)
                               December 31, 1997



5.  Accrued Liabilities

Accrued liabilities consist of the following:
                                                                    December 31,
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

8.  Stockholders' Equity

Common Stock

During 1996 the Company received a total of $25,165 in proceeds from the sale to four corporate partners of 973,206 newly issued shares of Pharmacopeia common stock. Of the total proceeds, $23,641 was recognized as equity. The balance of $1,524, representing a premium over the fair market value of the Company's common stock, was initially recorded on the balance sheet as deferred revenue and is being recognized as revenue over the balance of the term of the associated corporate collaboration agreements.

During 1997 the Company received a total of $7,165 in proceeds from the sale to two corporate partners of newly issued shares of Pharmacopeia common stock. Of the total proceeds, $6,791 was recognized as equity. The balance of $374, representing a premium over the fair market value of Pharmacopeia's common stock, is currently included in the balance sheet as deferred revenue and will be recognized as revenue over the balance of the term of the associated corporate collaboration agreement.

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
                            =================

                              Pharmacopeia, Inc.

                         Notes to Financial Statements
            (Dollars in thousands, except share and per share data)
                               December 31, 1997


10. Collaborative Agreements

On December 22, 1994, the Company entered into a Collaboration Agreement and Random Library Agreement with Schering Corporation and Schering-Plough Ltd. (collectively "Schering-Plough") which provides for research funding, product development milestone payments and royalties on net product sales. Research funding is received annually in advance with $13,500 paid to date to fund various research activities through December 1998. The term of these agreements as amended extend into 1998 and are subject to further extension by agreement of both parties.

On February 15, 1995, the Company entered into a Research, License and Royalty Agreement with Berlex Laboratories, Inc. ("Berlex"). The term of the Collaboration Agreement as amended extends into 1998 and is subject to further extension by agreement of both parties. Berlex has agreed to pay the Company research funding, product development milestone payments, and royalties on net product sales. Research funding is received quarterly in advance with $8,300 paid to date to fund various research activities through February 1998.

On October 1, 1995, the Company entered into a Library Collection Agreement with Novartis Corporation ("Novartis"), with a three year term, to create libraries in collaboration with Novartis for screening by Novartis. This Agreement has been extended for an additional two year term. Under this agreement, the Company is obligated to provide certain numbers of compounds during each of the five years of the program. In return, Novartis is obligated to pay the Company research funding during each year of the agreement. Research funding is received annually in advance with $6,000 paid to date to fund various research activities through October 1998 and $2,000 during each subsequent year of the agreement. Novartis has also agreed to pay the Company milestone payments and royalties on the sale of any drugs that result from the relationship.

On December 31, 1995, the Company entered into a Collaboration Agreement and Random Library Agreement with Bayer Corporation ("Bayer"). The agreement provides for research funding, product development milestone payments and royalties on net product sales. Research funding is received annually in advance with $9,500 paid to date to fund various research activities and delivery of combinatorial libraries through February 1999.

On May 31, 1996, the Company entered into a Research Agreement with N.V. Organon ("Organon"). The agreement provides for research funding, product development milestone payments and royalties on net product sales. Organon is required to pay the Company, quarterly in advance, a total of $10,700 in research and development funding and license fees over the initial three year term, of which $6,900 has been paid.

On March 29, 1996, the Company entered into a Collaboration Agreement with Daiichi Pharmaceutical Co., Ltd. ("Daiichi"). The agreement provides for research funding, product development milestones and royalties on net product sales. Over the initial three year term of the agreement, Daiichi is obligated to pay, semi-annually in advance, approximately $14,000 in research and development funding and license fees, of which $9,700 has been paid.

On December 11, 1997, the Company entered into a three year Collaboration and License Agreement with Bristol-Myers Squibb Company ("BMS"). The agreement provides for research funding, product development milestones and royalties on net product sales. Over the initial three year term of the agreement, BMS is obligated to pay, quarterly in advance, approximately $10,400 in research and development funding and license fees, of which $3,400 has been paid.

Revenue from customers representing 10% or more of total contract revenue for the years ended December 31, 1995, 1996 and 1997 is as follows:

                              Pharmacopeia, Inc.

                        Notes to Financial Statements
           (Dollars in thousands, except share and per share data)
                              December 31, 1997


10.  Collaborative Agreements (continued)


       Customer                     1995             1996             1997
-------------------------     --------------    --------------   -------------
Schering-Plough                      58%              36%              21%
Daiichi                               -               16%              21%
NV Organon                            -               14%              15%
Bayer                                 -                -               13%
Bristol-Myers Squibb                  -                 -              13%
Berlex                               42%              19%              11%



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

12.  Commitments

On July 16, 1993, the Company entered into a license agreement with the Trustees of Columbia University and Cold Spring Harbor Laboratory. The agreement grants to the Company an exclusive, worldwide license to certain technology for making and using combinatorial chemical libraries. The agreement includes annual license fees and certain royalties to be made by the Company based on Net Sales of products developed by the Company as well as a percentage of Other Payments (as defined in each respective agreement) received by the Company. In October 1995, the Company amended its license agreement with the Trustees of Columbia University and Cold Spring Harbor Laboratories. In connection with this amendment, the Company issued warrants to purchase 100,000 shares of common stock at $10.00 per share, exercisable through October 5, 2000 or earlier as defined in the warrants. During the years ended December 31, 1995, 1996, and 1997 the Company paid royalties and license fees to Columbia University of $419, $590, and $500 respectively.

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

                              Pharmacopeia, Inc.

                            Report on Form 10-K for
                        the year ended December 31, 1997

                               INDEX TO EXHIBITS


  Exhibit                                 Exhibit Name                                   Sequentially
  Number                                                                                 Numbered Page
23.1        Consent of Ernst & Young LLP
