Form 10-K/A
period 1997-12-31
PHARMACOPEIA INC
filed 1998-04-30
CIK 1002388

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K/A-2

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

================================================================================

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) The information required by this Item concerning Pharmacopeia's directors is set forth below.

          Frank Baldino, Jr., Ph.D., age 44, has served as a director of Pharmacopeia since October 1996. Dr. Baldino has served as the President and Chief Executive Officer of Cephalon, Inc. a biopharmaceutical company, since 1987. Dr. Baldino is currently a director of Cephalon, Inc., Integrated Systems Consulting Group, and ViroPharma, Inc., and certain other closely held companies and charitable organizations.

          Samuel D. Colella, age 57, has served as a director of Pharmacopeia since July 1993. Mr. Colella has been a general partner of Institutional Venture Partners, a venture capital firm, since 1984. Mr. Colella is currently a director of CV Therapeutics, Inc., Integrated Medical Resources, Onyx Pharmaceuticals, Inc., and several closely held companies.

          Gary E. Costley, Ph.D., age 54, has served as a director of Pharmacopeia since February 1996. Dr. Costley has served as the Chairman of the Board of Directors, President and Chief Executive Officer of International Multifoods Corporation, a food company, since January 1997. From May 1995 through January 1997, Dr. Costley was the Dean of the Babcock Graduate School of Management, Wake Forest University. For more than five years prior to that time, Dr. Costley held various management positions with Kellogg Company, most recently as Executive Vice President. Dr. Costley is currently a director of International Multifoods Corporation and Candlewood Hotel Co. Inc.

          Edith W. Martin, Ph.D., age 52, has served as a director of Pharmacopeia since May 1997. Dr. Martin is the President of Advanced Global Technologies, a private consulting firm in the technology advisory area. Between January 1996 and December 1997, Dr. Martin was the Chief Information Officer and Vice President of Eastman Kodak Company. Between September 1994 and February 1996, Dr. Martin was the Executive Vice President and Chief Technology Officer of the Student Loan Marketing Association ("Sallie Mae"). Prior to joining Sallie Mae, Dr. Martin had been Vice President and Chief Information Officer of the International Telecommunications Satellite Organization ("INTELSAT") since 1992. Dr. Martin serves as a director of Information Resources, Inc. and Immunex Corporation.

          Joseph A. Mollica, Ph.D., age 57, has served as the Chairman of the Board of Directors and Chief Executive Officer of Pharmacopeia since February 1994 and was appointed President in August 1996. From 1987 to December 1993, Dr. Mollica was employed initially by the DuPont Company and then by The DuPont Merck Pharmaceutical Company, most recently as President and Chief Executive Officer. Dr. Mollica is a director of USP, Inc., ImPath, Inc., and Neurocrine BioSciences, Inc.

          Eileen M. More, age 52, has served as a director of Pharmacopeia since June 1994. Ms. More has been a managing member of Oak Investment Partners, a venture capital firm, since 1980. Ms. More is currently a director of Alexion Pharmaceuticals, Inc. and several closely held companies.

          Charles A. Sanders, M.D., age 66, has served as a director of Pharmacopeia since July 1997. From 1989 until his retirement in 1995, Dr. Sanders held the position of Chairman of the Board of Directors and Chief Executive Officer of Glaxo Inc. Dr. Sanders serves on the Boards of Directors of Kendle International Inc., Magainin Pharmaceuticals, Scios Inc., Staffmark, Inc. Trimeris, Inc. and Vertex Pharmaceuticals and certain other closely held companies and charitable organizations.

          There is no family relationship among any of the directors or executive officers of Pharmacopeia.

     (b)  The executive officers of Pharmacopeia are as follows:

               NAME                     AGE            POSITION
               ----                     ---            --------

          Joseph A. Mollica, Ph.D       57     Chairman of the Board, President
                                               and Chief Executive Officer

          Stephen A. Spearman, Ph.D.    48     Executive Vice President of
                                               Operations

          Lewis J. Shuster              42     Executive Vice President,
                                               Corporate Development and Chief
                                               Financial Officer

          Nolan H. Sigal, M.D., Ph.D.   48     Senior Vice President of Drug
                                               Discovery

          John J. Baldwin, Ph.D.        63     Senior Vice President of
                                               Chemistry

          Dr. Mollica has served as the Chairman of the Board and Chief Executive Officer of Pharmacopeia since February 1994 and was appointed President in August 1996. From 1987 to December 1993, Dr. Mollica was employed initially by the DuPont Company and then by The Dupont Merck Pharmaceutical Company, most recently as President and Chief Executive Officer. Dr. Mollica is a director of USP, Inc., ImPath, Inc. and Neurocrine BioSciences, Inc. Dr. Mollica received a Ph.D from the University of Wisconsin, and a Doctor of Science, h.c., from the University of Rhode Island.

          Dr. Spearman has served as Executive Vice President, Operations since August 1996. From 1975 to August 1996, Dr. Spearman held several positions at CIBA-GEIGY

Corporation, most recently as Project Leader. Dr. Spearman received his Ph.D. and M.S. from Emory University. Dr Spearman also holds an M.B.A. in Finance from Bryant College.

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

          Mr. Sigal has served as Vice President of Biology since January 1994 and was appointed Senior Vice President, Drug Discovery in August 1996. From 1983 to December 1993, Dr. Sigal held several positions at Merck Research Laboratories, most recently, as Executive Director of the Department of Immunology Research. Dr. Sigal received an M.D. and Ph.D. from the University of Pennsylvania.

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

     (c) On the basis of reports and representations submitted by or on behalf of the directors, executive officers and ten percent stockholders of Pharmacopeia, all Forms 3, 4 and 5 showing ownership of and change of ownership in Pharmacopeia's equity securities during 1997 were timely filed with the Commission as required by Section 16(a) of the Exchange Act.

ITEM 11 EXECUTIVE COMPENSATION

COMPENSATION TABLES

  Summary Compensation Table. The following table sets forth the compensation awarded to, earned by or paid to the Chief Executive Officer and each of the other four most highly compensated executive officers of Pharmacopeia (the "Pharmacopeia Named Executive Officers") for services rendered to Pharmacopeia in each of the three fiscal years ended December 31, 1997:

                                                                  LONG-TERM COMPENSATION
                                    ANNUAL COMPENSATION                  AWARDS(1)
                              ----------------------------------- --------------------------
                                                                  RESTRICTED
                                                     OTHER ANNUAL    STOCK      SECURITIES      ALL OTHER
   NAME AND PRINCIPAL                                COMPENSATION   AWARDS       UNDERLYNG     COMPENSATION
        POSITION         YEAR SALARY($)  BONUS($)       ($)(2)      ($)(3)      OPTIONS(#)         ($)
   ------------------    ---- ---------  --------    ------------ -----------   ------------   ------------
Joseph A. Mollica....... 1997  362,833   140,000          --                --          50,000        --
 President and Chief     1996  336,875   135,000          --                --          55,000        --
 Executive Officer       1995  312,375   110,000          --                --          20,000        --
Stephen A. Spearman..... 1997  234,167    60,000          --                --          15,000    31,582(6)
 Executive Vice          1996   87,837(4) 55,000(5)       --                --          50,000   121,262(6)
 President of Operations
John J. Baldwin......... 1997  241,083    50,000          --                --          20,000        --
 Senior Vice President   1996  230,250    50,000          --                --          25,000        --
 of Chemistry            1995  221,263    42,000          --                --           7,500        --
Nolan H. Sigal.......... 1997  223,667    40,000          --                --          20,000        --
 Senior Vice President   1996  208,250    50,000          --                --          25,000        --
 of Drug Discovery       1995  199,333    42,000          --                --           7,500        --
Lewis J. Shuster........ 1997  199,008    50,000          --                --          20,000        --
 Executive Vice          1996  186,925    50,000          --                --          25,000        --
 President, Corporate    1995  174,000    44,000          --                --          15,000    49,424(6)
 Development & CFO

--------
(1) Pharmacopeia did not grant any stock appreciation rights or make any long-term incentive plan payments to any Pharmacopeia Named Executive Officer in 1995, 1996 or 1997.
(2) Unless otherwise disclosed, the value of certain perquisites or personal benefits is not included in the amounts disclosed because it did not exceed for any Pharmacopeia Named Executive Officer the lesser of either $50,000 or 10% of total annual salary and bonus reported for the Pharmacopeia Named Executive Officer.
(3) During 1995, 1996, and 1997 no shares of restricted Common Stock were awarded or sold to the Pharmacopeia Named Executive Officers. The restricted Common Stock was sold at a price which was equal to the then current market value as determined by the Board of Directors. The restricted shares of Common Stock are subject to a repurchase right of Pharmacopeia in the event these individuals' employment terminates. The repurchase right terminated with respect to one-fourth of the amount of the restricted Common Stock held by each Pharmacopeia Named Executive Officer one year after the individual's first date of employment, and terminated and will terminate at a rate of one-forty-eighth of the total amount for each month thereafter. Such restricted Common Stock is eligible to receive dividends at the same rate as those paid on Common Stock although Pharmacopeia has not declared or paid dividends on Common Stock. As of December 31, 1997, Dr. Mollica held 202,400 shares of restricted Common Stock with an aggregate value of $3,238,400, Dr. Baldwin held 135,750 shares of restricted Common Stock with an aggregate value of $2,172,000, Dr. Sigal held 123,400 shares of restricted Common Stock with an aggregate value of $1,974,400, and Mr. Shuster and Dr. Spearman held no shares of restricted Common Stock.
(4) Dr. Spearman became employed by Pharmacopeia in August 1996 at an annual salary of $225,000.
(5) Represents a $25,000 signing bonus and a $30,000 performance bonus.
(6) Represents relocation expenses.

  Option Grants in Last Fiscal Year. The following table sets forth each grant of stock options made during the year ended December 31, 1997 to each of the Pharmacopeia Named Executive Officers:

                                   % OF TOTAL                        POTENTIAL REALIZABLE VALUE AT
                         OPTIONS OPTIONS GRANTED                        ASSUMED ANNUAL RATE OF
                         GRANTED TO EMPLOYEES IN EXERCISE EXPIRATION    STOCK APPRECIATION FOR
      NAME                #(1)     FISCAL YEAR    PRICE      DATE           OPTION TERM(2)
      ----               ------- --------------- -------- ---------- -----------------------------
                                                                          5%             10%
                                                                     -----------------------------
Joseph A. Mollica....... 50,000         10%       $16.00    5/9/07   $     503,116 $     1,274,994
John J. Baldwin......... 20,000          4%       $16.00    5/9/07         201,246         509,998
Nolan H. Sigal.......... 20,000          4%       $16.00    5/9/07         201,246         509,998
Lewis J. Shuster........ 20,000          4%       $16.00    5/9/07         201,246         509,998
Stephen A. Spearman..... 15,000          3%       $16.00    5/9/07         150,935         382,498

--------
(1) The listed options become exercisable as follows: one-fourth of the total number of shares subject to the options are exercisable one year from the grant date and an additional one forty-eighth of the total number of shares are exercisable each full month thereafter based on the optionee's continuing to be employed by Pharmacopeia.
(2) Potential realizable value is based on an assumption that the stock price appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten-year option term. These numbers are calculated based on the requirements promulgated by the Commission and do not reflect Pharmacopeia's estimate of future stock price growth.

  Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values. The following table sets forth for each of the Pharmacopeia Named Executive Officers options exercised during 1997 and the fiscal year-end value of unexercised options.

                          SHARES
                         ACQUIRED
                            ON       VALUE                                VALUE OF UNEXERCISED
                         EXERCISE REALIZED($)   NUMBER OF UNEXERCISED         IN-THE-MONEY
      NAME                 (#)        (1)      OPTIONS AT YEAR-END(#)   OPTIONS AT YEAR-END($)(1)
      ----               -------- ----------- ------------------------- -------------------------
                                              EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
                                              ----------- ------------- ----------- -------------
Joseph A. Mollica.......   --         --        32,395       92,605      $190,640     $104,560
John J. Baldwin.........   --         --        13,697       38,803        71,483       39,217
Nolan H. Sigal..........   --         --        13,697       38,803        71,483       39,217
Lewis J. Shuster........   --         --        63,685       55,315       843,260      293,820
Stephen A. Spearman.....   --         --        16,666       48,334           --           --

--------
(1) Market value of underlying securities at exercise date or year-end, as the case may be, minus the exercise price.

REPORT OF THE COMPENSATION COMMITTEE

  The following is a report of the Compensation Committee of Pharmacopeia describing the compensation policies and rationale applicable to Pharmacopeia's executive officers with respect to the compensation paid to such executive officers for the year ended December 31, 1997. The information contained in this report shall not be deemed to be "soliciting material" or to be "filed" with the Commission nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that Pharmacopeia specifically incorporates it by reference into any such filing.

  The Compensation Committee (the "Committee") of the Pharmacopeia Board of Directors reviews and approves Pharmacopeia's executive compensation policies. The following is the report of the Committee describing the compensation policies and rationales applicable to Pharmacopeia's executive officers with respect to the compensation paid to such executive officers for the fiscal year ended December 31, 1997.

  Compensation Philosophy. Pharmacopeia's philosophy in setting its compensation policies for executive officers is to maximize stockholder value over time. The primary goal of Pharmacopeia's executive compensation program is therefore to closely align the interests of the executive officers with those of Pharmacopeia's stockholders. To achieve this goal, Pharmacopeia seeks to offer its executive officers competitive compensation based upon their performance, and the performance of Pharmacopeia. The executive compensation program is designed to attract and retain executive talent that contributes to Pharmacopeia's long-term success, to reward the achievement of Pharmacopeia's short-term and long-term strategic goals, to recognize and reward individual contributions to Pharmacopeia's performance, and to link executive officer compensation and stockholder interests through equity-based plans. Pharmacopeia currently uses three integrated components--Base Salary, Variable Annual Incentives and Long-Term Incentives--to meet these goals.

  Base Salary. The base salary component of the total compensation is designed to compensate executives competitively within the industry. The Committee reviewed and approved fiscal 1997 base salaries for the Chief Executive Officer and other executive officers at the beginning of the fiscal year. Base salaries were established by the Committee based upon competitive compensation data, the executive's job responsibilities, level of experience, individual performance and contribution to the business. Executive officer base salaries have been targeted at or above the average rates paid by competitors to enable Pharmacopeia to attract, motivate, reward and retain highly skilled executives. In order to evaluate Pharmacopeia's competitive posture in the industry, the Committee reviewed and analyzed the compensation packages, including base salary levels, offered by other biotechnology and pharmaceutical companies. The competitive information was obtained from surveys prepared by consulting companies or industry associations (e.g., the Radford Biotechnology Compensation survey and the Top Five Data Services Report on Executive Compensation in the Biopharmaceutical Industry). In making base salary decisions, the Committee exercised its discretion and judgment based upon these factors. No specific formula was applied to determine the weight of each factor.

  Variable Annual Incentives. Variable incentive bonuses for executive officers are intended to reflect the Committee's belief that a portion of the compensation of each executive officer should be contingent upon the performance of Pharmacopeia as well as the individual contribution of each executive officer. To carry out this philosophy, Pharmacopeia has implemented a compensation policy (the "Compensation Policy") which compensates officers in the form of annual bonuses which may be paid in cash or, at the option of the officer, up to 25% in stock. At the beginning of fiscal 1997, the Committee established target bonuses for each executive officer relative to the officer's base salary. The Compensation Policy is intended to motivate and reward executive officers by directly linking the amount of any cash bonus to specific company-based performance targets and specific individual-based performance evaluations. Pharmacopeia-based performance goals are tied to different indicators of company performance, such as achievement of revenue, research and development, manufacturing, and other operating objectives. These company-based performance goals vary from year to year, are somewhat subjective in nature, and account for 50% of the bonus amount. The individual officer's performance goals account for 50% of the bonus amount, are tied to different indicators of the individual officer's performance (such as having achieved a research and development project milestone) and, except in the case of the Chief Executive Officer, are based upon the evaluation of the Chief Executive Officer. The Chief Executive Officer's achievement of individual performance goals is determined by the Committee. The Committee evaluates the achievement level of Pharmacopeia annual goals and approves a performance rating relative to the goals. At the beginning of each year, Pharmacopeia objectives are assigned a relative weighting factor to assist in the priority setting and subsequent evaluation of performance against objectives is conducted at the end of the year. This evaluation is subjective and is influenced by the Committee's perception of the importance of the various corporate goals. The aggregate amount of bonus payments can range from 50-150% of the total individual target amounts based upon achievement of individual goals, provided that if less than 75% of the annual Pharmacopeia objectives are met no bonus amounts will be paid. For 1997, the Board of Directors awarded Pharmacopeia's executive officers incentive bonuses based upon the officers and Pharmacopeia's having achieved the goals and objectives set for 1997 performance. The Committee believes that Pharmacopeia's Compensation Policy provides an excellent link between Pharmacopeia's performance and the incentives paid to executives.

  Long-Term Incentives. The Committee provides Pharmacopeia's executive officers with long-term incentive compensation through grants of stock options under Pharmacopeia's 1994 Incentive Stock Plan and the opportunity to purchase stock under the 1995 Employee Stock Purchase Plan (the "Purchase Plan"). The Pharmacopeia Board of Directors believes that stock options provide Pharmacopeia's executive officers with the opportunity to purchase and maintain an equity interest in Pharmacopeia and to share in the appreciation of the value of Pharmacopeia Common Stock. The Pharmacopeia Board of Directors believes that stock options directly motivate an executive to maximize long-term stockholder value. The options also utilize vesting periods (generally four years) that encourage key executives to continue in the employ of Pharmacopeia. All options granted to executive officers to date have been granted at the fair market value of Pharmacopeia Common Stock on the date of grant. The Pharmacopeia Board of Directors considers the grant of each option subjectively, considering factors such as the individual performance of the executive officer and the anticipated contribution of the executive officer to the attainment of Pharmacopeia's long-term strategic performance goals. Long-term incentives granted in prior years are also taken into consideration. The Committee has not yet made a determination with respect to long-term incentive grants based on 1997 performance.

  Pharmacopeia established the Purchase Plan both to encourage employees to continue in the employ of Pharmacopeia and to motivate employees through ownership interest in Pharmacopeia. Under the Purchase Plan, employees, including officers, may have up to 10% of their earnings withheld for purchases of Pharmacopeia Common Stock on certain dates specified by the Pharmacopeia Board of Directors. The price of Pharmacopeia Common Stock purchased will be equal to 85% of the lower of the fair market value of the Pharmacopeia Common Stock on the date of commencement of participation in each six-month offering period or on each specified purchase date.

  Chief Executive Officer Compensation. The compensation of the Chief Executive Officer is reviewed annually on the same basis as discussed above for all executive officers. Joseph A. Mollica's base salary for 1997 was set at $365,000. Dr. Mollica's base salary was established in part by comparing the base salaries of chief executive officers at other biotechnology and pharmaceutical companies of similar size. In 1997, Dr. Mollica was granted options to purchase 50,000 shares of Pharmacopeia Common Stock based on 1996 performance. The Compensation Committee has not yet made a determination with respect to option grants to Dr. Mollica based on 1997 performance. Under the Compensation Policy, Dr. Mollica received a $140,000 bonus for 1997 performance, which performance exceeded the goals and objectives set by the Pharmacopeia Board of Directors at the beginning of 1997. Dr. Mollica's total compensation was based on Pharmacopeia's accomplishments and his contribution thereto, including the proactive acquisition strategy launched during 1997, culminating in the executed Merger Agreement with MSI. In addition, in 1997, Dr. Mollica was instrumental in (i) attracting new executive talent and directors to Pharmacopeia, (ii) signing a Collaboration and License Agreement with Bristol-Myers Squibb Company ("BMS") pursuant to which BMS undertook sponsorship of internal research program(s), and (iii) Pharmacopeia's exceeding 1997 financial measurements in terms of lower expenses, lower net loss and a significantly improved balance sheet and earnings per share.

SECTION 162(M)

  The Board has considered the potential future effects of Section 162(m) of the Internal Revenue Code on the compensation paid to Pharmacopeia's executive officers. Section 162(m) disallows a tax deduction for any publicly-held corporation for individual compensation exceeding $1.0 million in any taxable year for any of the executive officers named in the proxy statement, unless compensation is performance-based. Pharmacopeia has adopted a policy that, where reasonably practicable, Pharmacopeia will seek to qualify the variable compensation paid to its executive officers for an exemption from the deductibility limitations of Section 162(m).

     In approving the amount and form of compensation for Pharmacopeia's executive officers, the Committee will continue to consider all element of the cost to Pharmacopeia of providing such compensation, including the potential impact of Section 162 (m).


                                             Respectfully submitted by:

                                             COMPENSATION COMMITTEE

                                             Frank Baldino, Jr., Ph.D.
                                             Samuel D. Colella
                                             Gary E. Costley, Ph.D.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee during 1997 were Samuel D. Colella, Gary E. Costley and Frank Baldino, Jr. since July, 1997. No such member of the Compensation Committee was a former or current officer or employee of Pharmacopeia.

BOARD COMPENSATION

     Non-employee directors are reimbursed for expenses incurred in connection with performing their respective duties as directors of Pharmacopeia. In addition, Pharmacopeia has agreed to pay directors Gary E. Costley, Frank Baldino, Jr., Edith W. Martin and Charles A. Sanders and any other non-employee director who becomes a member of the Pharmacopeia Board of Directors for the first time after 1995 a cash fee of $1,000 for each meeting of the Pharmacopeia Board of Directors or a committee thereof attended by such director. Each non-employee director participates in Pharmacopeia's 1995 Director Stock Option Plan. Each individual who becomes a non-employee Board member for the first time on or after October 26, 1995 will automatically be granted an option to purchase 10,000 shares of Pharmacopeia Common Stock on the date of his or her election or appointment to the Pharmacopeia Board of Directors, provided such individual has not been in the prior employ of Pharmacopeia. Thereafter, at each annual stockholders' meeting, each non-employee director with at least six months of service on the Pharmacopeia Board of Directors reelected to the Board will automatically be granted an option to purchase 5,000 shares of Pharmacopeia Common Stock.

EMPLOYMENT AGREEMENTS

     Effective November 1, 1997, Pharmacopeia and Joseph A. Mollica entered into a three-year employment agreement, subject to extension by mutual agreement, whereby, Dr. Mollica is employed as Chairman of the Board of Directors and Chief Executive Officer. Pursuant to his agreement, Dr. Mollica receives a minimum annual base salary of $365,000, and is eligible to receive a discretionary bonus of up to 35% of his base salary. In the event Pharmacopeia terminates Dr. Mollica's employment without "cause," as defined in his agreement, Pharmacopeia will continue to pay as severance benefits his base salary, bonus and benefits for the earlier of (i) fifteen months or (ii) Dr. Mollica's obtaining full-time employment. Also, upon an acquisition of Pharmacopeia, if the successor acquiror fails to assume or observe the obligations of the agreement or if Dr. Mollica's employment is subsequently terminated without cause, Dr. Mollica will be entitled to full severance benefits.

     In June 1996, Pharmacopeia and Stephen A. Spearman entered into an agreement whereby Dr. Spearman is employed as Executive Vice President of Operations. Pursuant to his agreement, Dr. Spearman receives an annual base salary $225,000 and is eligible for an annual bonus of up to 20% of his annual base salary to be awarded at the discretion of the Pharmacopeia Board of Directors. The agreement does not specify a term of employment. Dr. Spearman's agreement also provides that an interest free loan would be made available to assist Dr. Spearman with certain relocation expenses. Currently, there are no loans outstanding from Pharmacopeia to Dr. Spearman. In the event that Pharmacopeia terminates Dr. Spearman's employment without "cause," as defined in his agreement, between twelve months and twenty-four months from the date he commenced employment with Pharmacopeia, then Pharmacopeia will pay Dr. Spearman his base salary through the earlier of (i) the end of such twenty-four month period and (ii) Dr. Spearman's obtaining full-time employment.

PERFORMANCE GRAPH

     The following is a line graph comparing the cumulative total return to stockholders of Pharmacopeia Common Stock from December 5, 1995 (the date of Pharmacopeia's initial public offering) through December 31, 1997 with the cumulative total return over such period of (i) The Nasdaq Stock market (U.S. Companies) Index and (ii) the Dow Jones Biotechnology Industry Group Index. The information contained in the Performance Graph shall not be deemed to be "soliciting material" or to be "filed" with the Commission, nor shall information be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that Pharmacopeia specifically incorporates it by reference to any such filing.

[GRAPH APPEARS HERE]

                               12/5/95  12/31/95     12/31/96  12/31/97
Pharmacopeia                   100      151.96       121.09    100
Dow Jones Biotechnology        100      111.47       115.13    121.60
  Industry Group Index
Nasdaq Market Index            100         99.63       123.81    151.45

ASSUMES $100 INVESTED ON DEC. 05, 1995
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER   31, 1997

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth the beneficial ownership of Pharmacopeia Common Stock as of January 31, 1998 (i) by all persons known to Pharmacopeia to be the beneficial owners of more than 5% of Pharmacopeia Common Stock, (ii) by each of the executive officers named in the table under "EXECUTIVE COMPENSATION--Compensation Tables--Summary Compensation Table," (iii) by each director and nominee for director, and (v) by all current directors and executive officers as a group:

                                                              APPROXIMATE
                                                               PERCENTAGE
                                                 NUMBER         OF TOTAL
      NAME OF PERSON OR ENTITY                OF SHARES(1)    VOTING POWER
      ------------------------                ------------    ------------
Schering-Plough Corporation.................     764,248           6.5%
 One Giralda Farms
 Madison, New Jersey 07940-1000
Joseph A. Mollica...........................     255,166(2)        2.2%
John J. Baldwin.............................     151,616(3)        1.3%
Nolan H. Sigal..............................     160,242(4)        1.3%
Lewis J. Shuster............................      70,229(5)          *
Stephen A. Spearman.........................      19,929(6)          *
Frank Baldino, Jr...........................       3,333(7)          *
Samuel D. Colella...........................     424,333(8)        3.6%
Gary E. Costley.............................       6,666(9)          *
Edith W. Martin.............................           0            --
Eileen M. More..............................     267,811(10)       2.3%
Paul A. Bartlett............................     137,500           1.2%
Charles A. Sanders..........................           0            --
All current directors and executive officers   1,496,825(11)      12.5%
 as a group (12 persons) ...................

--------
  *Less than one percent
 (1) Gives effect to the shares of Pharmacopeia Common Stock issuable within 60 days of January 31, 1998 upon the exercise of all options and other rights beneficially owned by the indicated stockholders on that date. Unless otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to all shares shown as being beneficially owned. Beneficial ownership is determined in accordance with the rules of the Commission and includes voting and investment power with respect to shares.
 (2) Includes 15,000 shares held by Dr. Mollica's wife and children, although Dr. Mollica disclaims beneficial ownership of such shares. Includes 37,082 shares of Pharmacopeia Common Stock subject to options exercisable within 60 days of January 31, 1998.
 (3) Includes 15,728 shares of Pharmacopeia Common Stock subject to options exercisable within 60 days of January 31, 1998.
 (4) Includes 21,000 shares held by David Baer as custodian for Dr. Sigal's children, although Dr. Sigal disclaims beneficial ownership of such shares. Includes 15,728 shares of Pharmacopeia Common Stock subject to options exercisable within 60 days of January 31, 1998.
 (5) Mr. Shuster holds options to purchase 70,091 shares of Pharmacopeia Common Stock exercisable within 60 days of January 31, 1998.
 (6) Mr. Spearman holds options to purchase 19,791 shares of Pharmacopeia Common Stock exercisable within 60 days of January 31, 1998.
 (7) Dr. Baldino holds options to purchase 3,333 shares of Pharmacopeia Common Stock exercisable within 60 days of January 31, 1998.
 (8) Includes 27,226 shares of Pharmacopeia Common Stock owned directly by Mr. Colella. Also includes 383,203 shares of Pharmacopeia Common Stock held directly by Institutional Venture Partners V ("IVP V") and 10,264 shares of Pharmacopeia Common Stock held directly by Institutional Venture Management V ("IVM V"), the general partner of IVP V. Mr. Colella is a general partner of IVM V and, in such capacity, Mr. Colella may be deemed to be the beneficial owner of such shares, although he disclaims such beneficial ownership except to the extent of his individual partnership interest. Also includes 1,974 shares of Pharmacopeia Common Stock held directly by the Colella Family Partners, of which Mr. Colella is a general partner and 1,666 shares of Pharmacopeia Common Stock subject to options held by Mr. Colella exercisable within 60 days of January 31, 1998.
 (9) Mr. Costley holds options to purchase 6,666 shares of Pharmacopeia Common Stock exercisable within 60 days of January 31, 1998.
(10) Ms. More is a managing member of Oak Associates V, L.L.C., the general partner of Oak Investment Partners V, Limited Partnership, which holds 254,687 shares of Pharmacopeia Common Stock. Ms. More is also a general partner of Oak V Affiliates, the general partner of Oak V Affiliates Fund, Limited Partnership, which holds 11,458 shares of Pharmacopeia Common Stock. In such capacities, Ms. More may be deemed to be the beneficial owner of such shares, although she disclaims such beneficial ownership except to the extent of her pecuniary interest therein, if any. Also includes 1,666 shares of Pharmacopeia Common Stock subject to options held by Ms. More exercisable within 60 days of January 31, 1998.
(11) Includes 171,751 shares of Pharmacopeia Common Stock subject to options exercisable within 60 days of January 31, 1998. See footnotes (2) through
     (10).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1997, Pharmacopeia and Schering-Plough Corporation (the beneficial owner of more than 5% of Pharmacopeia's Common Stock) agreed to extend the Schering-Plough collaboration agreement for one year. As a result, during December 1997, Schering-Plough paid Pharmacopeia $3.8 million towards research funding and other amounts expected to become due to Pharmacopeia during 1998.

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

                                    Date:  April 29, 1998



                    [Rest of page intentionally left blank]

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Signature                                     Title                    Date
---------                                     -----                    ----


  /s/ Joseph A. Mollica          Chairman of the Board of            April 29, 1998
----------------------------     Directors, President and
(Joseph A. Mollica, Ph.D.)       Chief Executive Officer
                                 (Principal Executive Officer)


 /s/ Lewis J. Shuster            Executive Vice President,           April 29, 1998
----------------------------     Corporate Development and Chief
(Lewis J. Shuster)               Financial Officer (Principal
                                 Financial and Accounting
                                 Officer)




             *                   Director                            April 29, 1998
-----------------------------
(Frank Baldino, Jr., Ph.D.)

             *                   Director                            April 29, 1998
----------------------------
(Paul A. Bartlett, Ph.D.)

             *                   Director                            April 29, 1998
----------------------------
(Samuel D. Colella)

             *                   Director                            April 29, 1998
---------------------------
(Gary E. Costley, Ph.D.)

             *                   Director                            April 29, 1998
---------------------------
(Edith W. Martin, Ph.D.)

             *                   Director                            April 29, 1998
---------------------------
(Eileen M. More)

             *                   Director                            April 29, 1998
----------------------------
(Charles A. Sanders, M.D.)

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
======================================================================================================

                              Pharmacopeia, Inc.

                           Statements of Cash Flows
                            (Dollars in thousands)



                                                           Year ended December 31
                                                         1995       1996       1997
                                                     --------------------------------
Cash flows from operating activities
Net loss                                               $ (8,956)  $ (8,383)  $ (6,678)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation                                              554      1,467      2,754
  Amortization                                               40         40         22
  Changes in operating assets and liabilities:
   (Increase) in prepaid expenses and other current        (691)      (370)      (365)
   assets
  (Increase) decrease in other assets                      (238)      (159)       353
  Increase in accounts payable                               26        241      1,014
  Increase in accrued liabilities                         1,046        499        486
  Increase in deferred revenue                            4,599      9,536      2,232
                                                     --------------------------------
Net cash provided by (used in) operating activities      (3,620)     2,871       (182)

Cash flows from investing activities
Capital expenditures                                     (2,410)    (6,834)    (5,333)
Purchases of marketable securities                      (41,391)   (95,750)   (90,373)
Proceeds from maturities of marketable securities        13,108     63,615     81,765
(Increase) decrease in segregated cash                      125
                                                     --------------------------------
Net cash used in investing activities                   (30,568)   (38,969)   (13,941)

Cash flows from financing activities
Net proceeds from issuance of common stock               48,810     23,797      7,367
Net proceeds from issuance of convertible preferred       3,500
 stock
Increase in notes payable                                 1,233      1,344
Repayments of note payable                                 (228)      (596)      (713)
                                                     --------------------------------
Net cash provided by financing activities                53,315     24,545      6,654
                                                     --------------------------------

Increase (decrease) in cash and cash equivalents         19,127    (11,553)    (7,469)
Cash and cash equivalents at beginning of period          9,485     28,612     17,059
                                                     --------------------------------
Cash and cash equivalents at end of period             $ 28,612   $ 17,059   $  9,590
                                                     ================================

Interest paid                                          $     93   $    263   $    231
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
                                           =======        =======    =======

At December 31, 1997 all of the Company's non-current held-to-maturity securities mature at various dates during 1999.

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

Revenue Recognition

Contract revenue from collaborative agreements relates to research and development work and is recognized using the percentage of completion method. The application of this revenue recognition method is dependent on the contractual arrangement of each agreement. Accordingly, revenue is recognized as research and development labor (based on a contractually agreed upon dollar amount per person) is expended against a total research and development plan (based on a total amount of labor as defined in each agreement). Payments received under these agreements prior to the completion of the related work are recorded as deferred revenue. Non-refundable milestone payments and up-front fees are recognized as contract revenue when received as the Company has no other performance obligations.

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

                              Pharmacopeia, Inc.

                            Report on Form 10-K for
                        the year ended December 31, 1997

                               INDEX TO EXHIBITS


  Exhibit                                 Exhibit Name                                   Sequentially
  Number                                                                                 Numbered Page

10.34       Collaboration and License Agreement between the
            Company and Bristol-Myers Squibb Company dated
            November 26, 1997

23.1        Consent of Ernst & Young LLP
