Form 10-Q
period 1998-03-31
PHARMACOPEIA INC
filed 1998-05-15
CIK 1002388

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                      or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days -- Yes  X     No
                       -----     _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  CLASS                         OUTSTANDING AT APRIL 13, 1998
     -------------------------------         ----------------------------------
     Common Stock, $.0001 par value                     11,811,079

                              PHARMACOPEIA, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

ITEM                                                                                            Page
----                                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets-March 31, 1998 and December 31, 1997                      3

          Consolidated Statements of Operations-Three Months Ended                              4
          March 31, 1998 and 1997

          Consolidated Statements of Cash Flows-Three Months Ended                              5
          March 31, 1998 and 1997

          Notes to Consolidated Financial Statements                                           6-7

Item 2.   Management's Discussion and Analysis of Financial Condition and                      7-10
          Results of Operations

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                    11-13

SIGNATURE                                                                                       14
INDEX TO EXHIBITS                                                                               15

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                       PHARMACOPEIA, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           MARCH 31,     December 31,
                                                                             1998           1997
                                                                          ----------------------------
                                                                          (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                $  3,492            $   9,590
 Marketable securities                                                      64,244               60,166
 Prepaid expenses and other current assets                                   2,458                1,890
                                                                          -----------------------------
Total current assets                                                        70,194               71,646
                                                                          -----------------------------

Non-current investments in marketable securities                             8,719               12,865
Property and equipment, net                                                 10,528               10,874
Other assets                                                                   329                  302
                                                                          -----------------------------
                                                                          $ 89,770            $  95,687
                                                                          =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                         $     993            $  1,756
 Accrued liabilities                                                          1,818               2,726
 Notes payable, current portion                                                 680                 690
 Deferred revenue                                                            15,322              16,091
                                                                          -----------------------------
Total current liabilities                                                    18,813              21,263

Notes payable, long-term portion                                                558                 712
Deferred revenue, long-term                                                   1,993               3,275

Commitments

Stockholders' equity:
 Preferred stock, $.0001 par value; 2,000,000 shares
  authorized; none issued and outstanding
 Common stock, $.0001 par value; 40,000,000 shares authorized;
  11,811,079 and 11,270,953 shares issued and outstanding at
  March 31, 1998 and December 31, 1997, respectively                              1                   1
  Additional paid-in capital                                                105,103             104,909
 Accumulated deficit                                                        (36,698)            (34,473)
                                                                          -----------------------------
Total stockholders' equity                                                   68,406              70,437
                                                                          -----------------------------
                                                                          $  89,770            $ 95,687
                                                                          =============================

 See accompanying notes to these unaudited consolidated financial statements.

                       PHARMACOPEIA, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED MARCH 31,
                                                                 1998          1997
                                                            ----------------------------
                                                                     (UNAUDITED)
Contract revenue                                            $     6,432     $     5,932

Operating expenses:
 Research and development:
  Collaborative                                                   4,420           4,151
  Proprietary                                                     3,724           2,729
 General and administrative                                       1,587           1,458
                                                            ----------------------------
Operating loss                                                   (3,299)         (2,406)

Interest income                                                   1,116           1,064
Interest expense                                                    (43)            (67)
                                                            ----------------------------
Net loss                                                    $    (2,226)    $    (1,409)
                                                            ============================
Basic net loss per share                                    $      (.19)    $      (.13)
                                                            ============================

Weighted-average number of common shares
 outstanding during the period                               11,798,024      11,269,752
                                                            ============================


 See accompanying notes to these unaudited consolidated financial statements.

                       PHARMACOPEIA, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                1998           1997
                                                                           ----------------------------
                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                   $    (2,226)   $    (1,409)
Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
  Depreciation                                                                     835            619
  Amortization                                                                       1             10
  Changes in operating assets and liabilities:
  (Increase) in prepaid expenses and other current assets                         (568)          (670)
  (Increase) decrease in other assets                                              (27)            88
  (Decrease) in accounts payable                                                  (763)           (35)
  (Decrease) in accrued liabilities                                               (908)          (160)
  Increase (decrease) in deferred revenue                                       (2,051)            95
                                                                           ----------------------------
Net cash (used in) operating activities                                         (5,707)        (1,462)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                              (489)        (1,098)
Purchase of marketable securities                                              (19,254)       (28,101)
Proceeds from maturities of marketable securities                               19,322         19,182
                                                                           ----------------------------
Net cash used in investing activities                                             (421)       (10,017)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                         194              7
Repayments of notes payable                                                       (164)          (173)
                                                                           ----------------------------
Net cash provided by (used in) financing activities                                 30           (166)
                                                                           ----------------------------

Decrease in cash and cash equivalents                                           (6,098)       (11,645)
Cash and cash equivalents at beginning of period                                 9,590         17,059
                                                                           ----------------------------
Cash and cash equivalents at end of period                                 $     3,492    $     5,414
                                                                           ============================

 See accompanying notes to these unaudited consolidated financial statements.

                       PHARMACOPEIA, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements
                                  (UNAUDITED)

NOTE (1) -- BASIS OF PRESENTATION

     The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's wholly-owned subsidiary, Micro Acquisition Corporation, was incorporated in the state of Delaware on January 9, 1998. All intercompany balances have been eliminated in consolidation. Interim results are not necessarily indicative of the results that may be expected for the year.
For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997.

NOTE (2) -- BASIC NET LOSS PER SHARE

     Basic net loss per share is based on net loss for the relevant period divided by the weighted average number of common shares issued and outstanding during the period. Common Stock equivalents such as stock options and warrants are not included as their effect is anti-dilutive.

NOTE (3) -- IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     On January 1, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components and is applied to all enterprises. The adoption of SFAS No. 130 had no impact on the Company's consolidated results of operations, financial position or cash flows.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company will adopt the new requirements in conjunction with its 1998 Form 10-K. The adoption of SFAS No. 131 will have no significant impact on the Company's financial reporting, except with respect to reporting information regarding Molecular Simulations Incorporated in the event that the transaction described under "Proposed Merger" below is consummated.

     On February 4, 1998, the Company and Molecular Simulations Incorporated ("MSI") announced the execution of a definitive merger agreement under which the Company will acquire MSI in a tax-free, stock-for-stock transaction to be accounted for on a pooling of interests basis. The Company will acquire all of the outstanding stock of MSI and will assume the outstanding MSI options, which will then be exercisable for shares of the Company's Common Stock. The Company anticipates finalizing the merger transaction during the second quarter of 1998 once shareholder approval has been received. MSI is a provider of molecular modeling and simulation software. MSI designs, develops, markets and supports software that facilitates the discovery and development of new products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries. As of December 31, 1997 MSI had total assets of $46,500 and for the year ended December 31, 1997 MSI had total revenue of $56,700 and net income of $5,400.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The following Management's Discussion and Analysis is based on historical financial results of Pharmacopeia, Inc. and Subsidiary ("Pharmacopeia" or the "Company") and includes certain forward-looking statements that do not specifically reflect the impact that the proposed merger described below under the caption "Proposed Merger" may have on future financial performance of the post-merger company. Such performance cannot be predicted and may not follow the same historical trends as those presented in the following discussion.

        Pharmacopeia was incorporated in March 1993 and is engaged in research and development and chemical library production for collaborations and for its own use. The Company's research and development has focused on efficient, cost effective, high throughput systems for synthesizing and screening large libraries of chemicals for new drug discovery and optimization. The Company has incurred losses since inception and, as of March 31, 1998 had an accumulated deficit of $36.7 million. The Company anticipates incurring additional losses over at least the next several years as it expands its research and development and chemical library production efforts. The Company expects that its losses will fluctuate from quarter to quarter and that such variations may be substantial.

RESULTS OF OPERATIONS

        The Company expects that its revenue sources for at least the next several years will be limited to future drug discovery collaboration payments from Schering Corporation and Schering-Plough Ltd., Berlex Laboratories, Inc., Novartis Corporation, Bayer Corporation, Daiichi Pharmaceuticals Co., Ltd., N.V. Organon, Zeneca Pharmaceuticals and Bristol-Myers Squibb and from other customers under existing arrangements and others that may be entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate. Historical results should not be viewed as indicative of future operating results. The Company will be required to conduct significant research, development and production activities during the next several years to fulfill its obligations under its drug discovery collaborative agreements and to develop other collaborations and technologies. The Company does not anticipate having net income in the next several years.

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

        Revenues totaled $6.4 million and $5.9 million in the three months ended March 31, 1998 and 1997. The increase of $.5 million in revenues is primarily the result of the Company's expanded efforts in the library outlicensing collaborations with Novartis and Bayer.

        The Company incurred research and development expenses of $8.1 million and $6.9 million in the three months ended March 31, 1998 and 1997, respectively. The $1.2 million increase primarily reflects a 36% increase in proprietary research and development as Pharmacopeia continues to invest in internal discovery programs, ultra high-throughput screening, and informatics. Research and development expenses are expected to continue to increase as the Company further expands its activities and incurs, among other things, expenses related to additional staff increases, increased rent for expanded facilities, and increased equipment and reagent purchases.

     General and administrative expenses were $1.6 million and $1.5 million in the three months ended March 31, 1998 and 1997, respectively. The increase is primarily attributable to increased payroll and personnel expenses as the Company continued to hire additional management and administrative personnel.

     The Company had interest income of $1.1 million in both the three months ended March 31, 1998 and March 31, 1997 as a result of the average balance of cash, cash equivalents and marketable securities remaining constant for both periods. Interest expense for both periods is a result of interest incurred on notes payable.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company had working capital of $51.4 million.
The Company has funded its activities through March 31, 1998 primarily through the sale of equity securities and funding under collaborative arrangements.
From inception through March 31, 1998, the Company received $105.1 million in net proceeds from equity financing and received $64.3 million in research and development, license fees and milestone payments under collaborative agreements.

     The Company's funds are currently invested in U.S. Treasury and government agency obligations, investment grade commercial paper and other short-term money market instruments. The Company may also invest such proceeds in investment grade, interest-bearing securities having a maximum maturity of two years. As of March 31, 1998, the Company's cash and cash equivalents totaled $3.5 million. In addition, the Company had marketable securities of $72.9 million.

     In connection with the Company's agreement with the Trustees of Columbia University and Cold Spring Harbor Laboratory, the Company is required to pay annual license fees. The Company is also required to pay to Columbia University certain royalties.

     In addition, as of March 31, 1998, the Company had outstanding commitments for construction and equipment purchases totaling $.2 million. The Company anticipates that its capital requirements will continue at approximately the same level over the next two years as the Company expands its research and development activities. In connection with such expansion, the Company expects to incur substantial expenditures for hiring additional management and scientific and administrative personnel, and for planned expansion and upgrading of its facilities, including acquisition of additional equipment.

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

     Pursuant to the Merger Agreement, MAC will be merged into MSI with MSI as the surviving corporation. Assuming that outstanding options to purchase shares of common stock of MSI are not exercised before the effective time of the merger, Pharmacopeia will (a) acquire all of the outstanding capital stock of MSI in exchange for approximately 7.1 million newly-issued shares of Pharmacopeia Common Stock and (b) assume the outstanding MSI options, which will then be exercisable for shares of Pharmacopeia Common Stock, potentially resulting in the issuance of up to an additional 1.6 million newly-issued shares of Pharmacopeia Common Stock.

     The transaction is subject to certain conditions, including stockholder approvals, the effectiveness of a registration statement under the federal securities laws relating to the Pharmacopeia Common Stock to be issued in the merger, the listing of such Pharmacopeia Common Stock on the Nasdaq National Market and the expiration of applicable waiting periods under pre-merger notification regulations. Pharmacopeia and an affiliate of MSI have received notices of the grant of early termination of such waiting periods. On May 8, 1998 Pharmacopeia's registration statement under the federal securities laws relating to the Pharmacopeia Common Stock to be issued in the merger was declared effective.

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

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

3.1******           Restated Certificate of Incorporation of the Registrant.
3.3******           Bylaws of the Registrant, as amended.
3.3(a)********      Amendment to Bylaws of Pharmacopeia dated July 31, 1997.
4.3*                Stockholders Rights Agreement, dated February 15, 1995.
10.1*               Series A and Series B Preferred Stock Purchase Agreement, dated July 21, 1993.
10.2*               Series B Preferred Stock Purchase Agreement, dated March 11, 1994.
10.3*               Series C Preferred Stock Purchase Agreement, dated December 22, 1994.
10.4*               Series D Preferred Stock Purchase Agreement, dated February 15, 1995.
10.5**#             Amended 1994 Incentive Stock Plan.
10.5(a)*******#     Amendment No. 3 to the 1994 Incentive Stock Plan dated May 9, 1997.
10.6*#              1995 Employee Stock Purchase Plan.
10.7*#              1995 Director Option Plan.
10.8*+              Library Collection Agreement, dated as of October 1, 1995, between Pharmacopeia and
                    Novartis Corporation.
10.9*+              Research, License, and Royalty Agreement, dated as of February 15, 1995, between
                    Pharmacopeia and Berlex Laboratories, Inc.
10.9(a)*******+     Amendment No. 1 to Research, License and Royalty Agreement between the Company and
                    Berlex Laboratories, Inc. dated November 27, 1996.
10.9(b)*******+     Amendment No. 2 to Research, License and Royalty Agreement between the Company and
                    Berlex Laboratories, Inc. dated June 30, 1997.
10.9(c)*********+   Amendment No.3 to Research, License and Royalty Agreement between the Company and
                    Berlex Laboratories, Inc. dated November 21, 1997.
10.10*+             License Agreement, dated as of October 6, 1995, among Pharmacopeia, the Trustees of
                    Columbia University in the City of New York and Cold Spring Harbor Laboratory.
10.11*+             Collaboration Agreement, dated as of December 22, 1994, between Pharmacopeia and
                    Schering Corporation and Schering-Plough, Ltd.
10.11(b)*******+    Amendment No. 2 to Collaboration Agreement and Random Library Agreement between the
                    Company and Schering Corporation and Schering-Plough, Ltd. dated as of April 22, 1996.
10.11(c)*******+    Amendment No. 3 to Collaboration Agreement and Random Library Agreement between the
                    Company and Schering Corporation and Schering-Plough, Ltd. dated as of April 21, 1997.
10.12*+             Random Library Agreement, dated as of December 22, 1994, between Pharmacopeia and
                    Schering Corporation and Schering-Plough, Ltd.
10.13*              Lease Agreement between Pharmacopeia and Eastpark at 8A.
10.13(a)**          Amendment dated as of January 22, 1996 to Lease Agreement between Pharmacopeia and
                    Eastpark at 8A.

10.13(b)****        Third Amendment to Lease Agreement dated March 31, 1996 between Pharmacopeia and
                    Eastpark at 8A.
10.14*              Sublease, dated as of December 7, 1994, between Pharmacopeia and Enichem Americas, Inc.
10.15*              Lease, dated as of May 2, 1994, between Pharmacopeia and College Road Associates
                    Limited, as amended.
10.15(a)**          Lease dated as of December 1, 1995 between Pharmacopeia and College Road Associates, as amended.
10.15(b)****        Third Execution and Modification of lease dated June 7, 1996, between Pharmacopeia and
                    College Road Associates Limited.
10.17*#             Employment Agreement, dated October 4, 1994, between the Company and Lewis J. Shuster.
10.18*********#     Employment Agreement effective November 1, 1997 between the Company and Joseph A.
                    Mollica, Ph.D.
10.20*#             Employment Agreement, dated June 3, 1993, between the Company and John J. Baldwin, Ph.D.
10.21*#             Employment Agreement, dated December 2, 1993, between the Company and Nolan H.
                    Sigal, M.D., Ph.D.
10.22*#             Consulting Agreement, dated April 30, 1993, between the Company and W. Clark Still,
                    Ph.D.
10.23*              Warrant to purchase Common Stock issued to Columbia University.
10.24*              Warrant to purchase Common Stock issued to Cold Spring Harbor Laboratory.
10.25**+            Collaboration Agreement effective as of December 31, 1995 between Pharmacopeia and
                    Bayer.
10.26**+            Random Library Agreement effective as of December 31, 1995 between Pharmacopeia and
                    Bayer.
10.30***+           Collaborative Agreement dated as of March 29, 1996 with Daiichi Pharmaceutical Co., Ltd.
10.30(a)*******+    Amendment No. 1 to Collaboration Agreement between the  Company and Daiichi
                    Pharmaceutical Co., Ltd. dated April 14, 1997.
10.31****+          Research Agreement, between Pharmacopeia, Inc. and N.V. Organon dated May 31, 1996.
10.32*****#         Employment Agreement, dated June 20, 1996, between the Company and Stephen A. Spearman,
                    Ph.D.
10.33*****          Lease Agreement, dated June 21, 1996, between Pharmacopeia and South Brunswick Rental
                    I, Ltd.
10.34**********+    Collaboration and License Agreement between Pharmacopeia, Inc. and Bristol-Myers Squibb
                    Company dated November 26, 1997.
11.1*               Statement re Computation of Per Share Earnings.
27.1                Financial Data Schedule

_________________
* Incorporated by reference to the same numbered exhibit filed with the Company's Registration Statement on Form S-1 No. 33-93460.
** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K for the year ended December 31, 1995.

*** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended March 31, 1996.
**** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended June 30, 1996.
***** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended September 30, 1996.
****** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K for the year ended December 31, 1996.
******* Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended June 30, 1997.
******** Incorporated by reference to the same numbered exhibit filed with the Company's form 10-Q for the quarter ended September 30, 1997.
********* Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K for the year ended December 31, 1997.
********** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K/
A-2 for the year ended December 31, 1997
+  Confidential treatment granted.
#  Represents a management contract or compensatory plan or arrangement.


(b)  REPORTS ON FORM 8-K

     (i)  Current report on Form 8-K dated February 4, 1998 (filed February 5,
1998) reported under Item 2 the Agreement and Plan of Merger and Reorganization among Pharmacopeia, Inc., Micro Acquisition Corporation and Molecular Simulations Incorporated and reported under Item 7 the list of related exhibits.

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

                                   Date:  May 14, 1998

                              PHARMACOPEIA, INC.
                               INDEX TO EXHIBITS

EXHIBIT NUMBER      EXHIBIT NAME                            PAGE
27.1                Financial Data Schedule