Form 10-Q
period 1998-06-30
PHARMACOPEIA INC
filed 1998-08-14
CIK 1002388

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1998

                                      or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-27118

                              PHARMACOPEIA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                  33-0557266
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

CN 5350, Princeton, New Jersey                            08543-5350
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)

                                   (609) 452-3600
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                   Not Applicable
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal ear, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days -- Yes  X     No
                       -----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             CLASS                              Outstanding at June 30, 1998
-------------------------------                ---------------------------------
Common Stock, $.0001 par value                            18,938,883

                       PHARMACOPEIA, INC. AND SUBSIDIARY

                                   Form 10-Q

                               Table of Contents




ITEM                                                                                           Page
----                                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets-June 30, 1998 and December 31, 1997                        3

           Consolidated Statements of Operations-Three and Six Months Ended                       4
           June 30, 1998 and 1997

           Consolidated Statements of Cash Flows-Six Months Ended                                 5
           June 30, 1998 and 1997

           Notes to Consolidated Financial Statements                                           6-8

Item 2.    Management's Discussion and Analysis of Financial Condition and                     8-10
           Results of Operations

PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders                                11-12

Item 6.    Exhibits and Reports on Form 8-K                                                   13-16

SIGNATURE                                                                                        17
INDEX TO EXHIBITS
                                                                                                 18

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                       PHARMACOPEIA, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               JUNE 30,           December 31,
                                                                                 1998                1997
                                                                      --------------------------------------------
                                                                          (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                   $ 22,720             $ 24,609
  Marketable securities                                                         64,029               60,166
  Trade receivables, net of allowance for doubtful accounts of $386
    and $466, respectively                                                      14,480               19,424

  Prepaid expenses and other current assets                                      5,493                4,671
                                                                    -----------------------------------------
        Total current assets                                                   106,722              108,870
                                                                    -----------------------------------------

  Non-current investments in marketable securities                                                   12,865
  Property and equipment, net                                                   13,832               13,141
  Software development costs, net                                                3,273                3,437
  Investment in joint venture                                                                         1,013
  Other assets                                                                   1,195                  725
                                                                    -----------------------------------------
                                                                              $125,022             $140,051
                                                                    =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                           $  3,562             $  4,232
   Accrued liabilities                                                          18,703               18,294
   Notes payable, current portion                                                1,350                1,390
   Deferred revenue, current portion                                            25,373               29,345
                                                                    -----------------------------------------

        Total current liabilities                                               48,988               53,261
                                                                    -----------------------------------------

  Notes payable, long-term portion                                                 423                1,412
  Other long-term liabilities                                                    1,388                  440
  Deferred revenue, long term                                                    1,190                4,342
  Minority interest in joint venture                                             1,073

Commitments
Stockholders equity:
    Preferred stock, $.0001 par value; 2,000,000 shares authorized;
       none issued and outstanding
    Common stock, $.0001 par value; 40,000,000 shares authorized;
      18,938,883 and 18,804,524 shares issued and outstanding at
      June 30, 1998 and December 31, 1997, respectively                              1                    1
    Additional paid in capital                                                 145,070              144,440
    Accumulated deficit                                                        (72,235)             (62,657)
    Cumulative translation adjustment                                             (876)              (1,188)
                                                                    -----------------------------------------
         Total stockholders' equity                                             71,960               80,596
                                                                    -----------------------------------------
                                                                              $125,022             $140,051
                                                                    =========================================

        See accompanying notes to these unaudited financial statements.

                       PHARMACOPEIA, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       Three Months Ended June 30,            Six Months Ended June 30,
                                                         1998             1997                 1998             1997
                                                  -----------------------------------     ---------------------------------
                                                               (UNAUDITED)                            (UNAUDITED)
Revenue:
       Contract                                          $  7,023          $ 5,586             $ 13,455          $11,518
       Software license, service and other                 11,458           10,954               24,512           22,258
       Hardware                                             1,814            1,691                2,880            3,101
                                                        ---------------------------            ---------------------------
                       Total revenue                       20,295           18,231               40,847           36,877

Cost and expenses:
       Software, license and other                            794              756                1,563            1,555
       Hardware                                             1,549            1,467                2,420            2,705
       Research and development:
              Collaborative                                 4,715            4,178                9,135            8,329
              Proprietary                                   7,207            5,833               13,964           11,966
       Sales, general and administrative                    8,248            7,448               16,889           14,368
       Merger related costs                                 7,998                                 7,998
                                                        ---------------------------            ---------------------------
                      Total costs and expenses             30,511           19,682               51,969           38,923
                                                        ---------------------------            ---------------------------
Operating loss                                            (10,216)          (1,451)             (11,122)          (2,046)
Interest and other income, net                                907            1,333                1,949            2,250
                                                        ---------------------------            ---------------------------
Loss before provision (benefit) for income taxes           (9,309)            (118)              (9,173)             204
Provision (benefit) for income taxes                         (936)             595                   (8)           1,248
                                                        ---------------------------            ---------------------------
Net loss                                                 $ (8,373)         $  (713)            $ (9,165)         $(1,044)
                                                        ===========================            ===========================
Basic net loss per share                                   $(0.44)          $(0.04)              $(0.49)          $(0.06)
                                                        ===========================            ===========================
Diluted net loss per share                                 $(0.44)          $(0.04)              $(0.49)          $(0.06)
                                                        ===========================            ===========================
Weighted average shares of common stock,
    outstanding-basic                                      18,906           18,353               18,872           18,311
Weighted average shares of common stock, and
    common stock equivalents outstanding-diluted           18,906           18,353               18,872           18,311



        See accompanying notes to these unaudited financial statements.

                       PHARMACOPEIA, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)



                                                                              SIX MONTHS ENDED JUNE 30,
                                                                             1998                  1997
                                                                          --------------------------------
                                                                                    (UNAUDITED)
Cash flows from operating activities
   Net loss                                                                  $ (9,165)           $ (1,044)
   Adjustments to reconcile net loss to net cash
       (used in) operating activities:
      Depreciation and amortization                                             2,820               2,805
      Equity in undistributed earnings of joint venture                         1,013                (152)
       Changes in assets and liabilities:
           Accounts receivable                                                  4,944               4,764
           Prepaid expenses and other current assets                             (822)               (644)
           Other assets                                                          (470)               (291)
           Accounts payable                                                      (670)                608
           Accrued liabilities                                                    533              (1,916)
           Deferred revenue                                                    (7,124)             (4,967)
           Other liabilities                                                    2,021                 (52)
                                                                          -------------------------------
              Net cash used in operating activities                            (6,920)               (889)

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                        (2,876)             (4,294)
   Increase in capitalized software development costs                            (471)               (870)
   Purchase of marketable securities                                          (26,756)            (53,174)
   Proceeds from maturities of marketable securities                           35,758              45,453
                                                                          -------------------------------
              Net cash provided by (used in) investing                          5,655             (12,885)
               activities

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of common stock                                     630               4,396
   Payments on notes payable                                                   (1,029)               (959)
   Principal payments on capital leases                                          (124)               (228)
                                                                          -------------------------------
             Net cash provided by (used in) financing                            (523)              3,209
              activities

    Exchange rate effects on cash                                                (101)               (523)
                                                                          -------------------------------
    Net decrease in cash and cash equivalents                                  (1,889)            (11,088)
    Cash and cash equivalents, beginning of period                             24,609              31,568

    Cash and cash equivalents, end of period                                 $ 22,720            $ 20,480
                                                                          ===============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the period for:
                 Interest                                                    $    263            $    157
                 Income taxes                                                   1,405                 578

        See accompanying notes to these unaudited financial statements.

                       PHARMACOPEIA, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE (1) -- BASIS OF PRESENTATION

     The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's wholly-owned subsidiary, Molecular Simulations Incorporated, ("MSI") was acquired by the Company on June 12, 1998 (see Note 3). All intercompany balances have been eliminated in consolidation. Interim results are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997 and the Company's Registration Statement on Form S-4 (Registration No. 333-47475).


NOTE (2) -- BASIC NET LOSS PER SHARE

     Basic net loss per share is based on net loss for the relevant period divided by the weighted average number of common shares issued and outstanding during the period and does not include any other potentially dilutive securities.


NOTE (3) -- MOLECULAR SIMULATIONS INCORPORATED ACQUISITION

     On June 12, 1998, the Company completed its merger with MSI. In connection with the merger, the Company exchanged approximately 7.1 million shares of its Common Stock for all of the issued and outstanding MSI Common Stock, MSI Class B Common Stock and MSI Series A Convertible Preferred Stock. The Company believes this merger qualifies as a tax-free reorganization. This merger was accounted for as a pooling-of-interests. Accordingly, the Company's financial statements have been restated for all periods presented to include MSI. In connection with the transaction, the Company recorded merger related charges of approximately $8.0 million in the second quarter of 1998. Such charges consist of transaction costs, principally investment banking and professional fees which must be expensed under the pooling-of-interests method of accounting.

     The following table summarizes 1998 information on a separate company basis for Pharmacopeia and MSI prior to completion of the merger.

                                                    Period from                     PERIOD FROM
                                                 APRIL 1, 1998 TO                JANUARY 1, 1998 TO
                                                   JUNE 12, 1998                   JUNE 12, 1998
                                          ----------------------------     ---------------------------
Total revenue:
     Pharmacopeia                                   $ 5,890                         $12,322
     MSI                                              6,137                          20,437

Net income (loss):
     Pharmacopeia                                   $(1,362)                        $(3,588)
     MSI                                             (3,007)                         (1,483)

NOTE (4) -- MARKETABLE SECURITIES

     As a result of the Company's merger with MSI (see Note 3) which was completed on June 12, 1998, the Company anticipates that it's working capital needs may fluctuate from month to month. Accordingly, as of June 30, 1998, the Company transferred the classification of its marketable securities from held-to-maturity to available-for-sale. As of June 30, 1998, marketable securities with an amortized cost of $64,029 were transferred from held-to-maturity to available-for-sale. The estimated fair value of the marketable securities approximates cost as of June 30, 1998 and, therefore, no unrealized gains or losses existed at June 30, 1998.

NOTE (5) -- REPORTING COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 had no impact on the Company's results of operation or stockholders' equity. SFAS No. 130 requires foreign currency gains or losses, which prior to adoption were reported separately in stockholder's equity, to be included in other comprehensive income. The components of comprehensive income (loss) for the three and six month periods ended June 30, are as follows:

                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                       JUNE 30,                            JUNE 30,
                                          -------------------------------     -------------------------------
                                               1998              1997               1998              1997
                                          ------------     --------------     -------------     -------------

Net loss                                       $(8,373)             $ (70)          $(9,165)          $(1,044)
Foreign currency gain (loss)                       161               (185)               (6)             (529)
Total comprehensive gain (loss)                $(8,212)             $(255)          $(9,171)          $(1,573)
                                          ============     ==============     =============     =============

NOTE (6) -- IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company will adopt the new requirements in conjunction with its 1998 Form 10-K. The adoption of SFAS No. 131 will have no significant impact on the Company's financial reporting except with respect to reporting information regarding MSI.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Operations

OVERVIEW

     The Company's financial statements for all periods presented have been restated to include the operations of MSI. The MSI merger was completed on June 12, 1998 and was accounted for as a pooling-of-interests. The acquisition of MSI was completed by merging Micro Acquisition Corporation ("Micro") a wholly-owned subsidiary of Pharmacopeia, with and into MSI, pursuant to an Agreement and Plan of Merger and Reorganization dated as of February 4, 1998 by and among Pharmacopeia, MSI and Micro. Upon the merger of Micro with and into MSI, each outstanding share of MSI Common Stock, MSI Class B Common Stock and MSI Series A Convertible Preferred Stock was converted into 0.5292 shares of Pharmacopeia common stock.

     Pharmacopeia was incorporated in March 1993 and is engaged in research and development and chemical library production for collaborations and for its own use. The Company's research and development has focused on efficient, cost effective, high throughput systems for synthesizing and screening large libraries of chemicals for new drug discovery and optimization. MSI was incorporated in June 1994 and develops and commercializes molecular modeling, simulation, and informatics software and services.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     Contract revenue for the three and six months ended June 30, 1998 increased to $7.0 million and $13.5 million, respectively, compared to $5.6 million and $11.5 million for the comparable periods in 1997. The three and six month year to year increases primarily reflects expanded efforts in the Schering-Plough and Bristol-Myers Squibb collaborations.

     Software license, service and other revenue for the three and six months ended June 30, 1998 increased to $11.5 million and $24.5 million, respectively, compared to $11.0 million and $22.3 million for the three and six months ended June 30, 1997. The increases of $0.5 million, or 5%, and $2.3 million, or 10%, respectively, are primarily the result of consolidating, in 1998, the operating results of TMSI, the existing joint venture between MSI and Teijin as a result of MSI become the controlling partner in the joint venture.

     Research and development expenses increased to $11.9 million and $23.1 million for the three and six months ended June 30, 1998, respectively, compared to $10.0 million and $20.3 million for the corresponding periods in 1997. The increases of $1.9 million, or 19% and $2.8 million, or 14%, respectively, primarily reflect increased spending on proprietary research and development as Pharmacopeia continues to invest in internal discovery programs, ultra high-throughput screening, and informatics. Research and development expenses are expected to continue to increase as the Company further expands its activities and incurs, among other things, expenses related to additional staff increases, increased rent for expanded facilities, and increased equipment and reagent purchases.

     Sales, general and administrative expenses increased to $8.2 million and $16.9 million for the three and six months ended June 30, 1998, respectively, compared to $7.4 million and $14.4 million for the corresponding periods in 1997. The increases of $0.8 million, or 11% and $2.5 million, or 18%, respectively, are primarily attributable to consolidating, in 1998, the operating results of TMSI along with increased payroll and personnel expenses as the Company continued to hire additional sales, marketing and administrative personnel.

     Merger related costs of $8.0 million were recorded for the three and six months ended June 30, 1998 in connection with the MSI merger. Such charges consist of transaction costs, principally investment banking and professional fees which must be expensed under the pooling-of-interests method of accounting.

     The Company had interest and other income of $0.9 million and $1.9 million for the three and six months ended June 30, 1998, respectively, compared to $1.3 million and $2.2 million for the comparable periods in 1997. The decreases of $0.4 million, or 32%, and $0.3 million, or 13%, respectively, resulted primarily from a decrease in the average balance of cash, cash equivalents and marketable securities.

     The Company recorded a benefit for income taxes of $0.9 million for the three months ended June 30, 1998 as compared to a provision for income taxes of $0.6 million for the three months ended June 30, 1997. The Company recorded a minimal benefit of income taxes for the six months ended June 30, 1998 as compared to a provision for income taxes of $1.2 million for the six months ended June 30, 1997. The year to year favorable tax variances are the result of the combined companies' ability to offset MSI's taxable income with Pharmacopeia's losses during the period following the completion of the merger.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company had working capital of $44.9 million. The Company has funded its activities through June 30, 1998 primarily through the sale of equity securities, funding under collaborative arrangements, and sales of software licenses and hardware.

     The Company's funds are currently invested in U.S. Treasury and government agency obligations, investment grade commercial paper and other short-term money market instruments. As of June 30, 1998, the Company's cash and cash equivalents totaled $22.7 million. In addition, the Company had marketable securities of $64 million.

     In addition, as of June 30, 1998, the Company had outstanding commitments for construction and equipment purchases totaling $0.6 million. The Company anticipates that its capital requirements will continue to increase at approximately the same level over the next two years as the Company expands its research and development activities. In connection with such expansion, the Company expects to incur substantial expenditures for hiring additional management and scientific and administrative personnel, and for planned expansion and upgrading of its facilities, including acquisition of additional equipment.

     The Company anticipates that its existing capital resources will be adequate to fund the Company's operations at least through 2000. There can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements depend on numerous factors, including the ability of the Company to extend existing collaborations and enter into additional collaborative arrangements, competing technological and market developments, changes in the Company's existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, acquisitions of other businesses or technologies, the progress of the Company's drug discovery programs and the progress of the Company's customers' milestone and royalty producing activities. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all. The Company's forecasts of the period of time through which its financial resources will be adequate to support its operations is forward looking information, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds.

                                    PART II

                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)     The Annual Meeting of Stockholders was held on June 12, 1998.


(b)     The following persons were elected to continue as directors of the
        Company:

                                                FOR                 AGAINST
                                        ------------------    ------------------
Paul A. Bartlett                             8,391,695               299,981
Charles A. Sanders                           8,391,595               300,081

  and the following persons are incumbent directors whose terms of office continued after the Annual Meeting:

                               Joseph A. Mollica
                               Gary E. Costley
                               Frank Baldino
                               Edith W. Martin

(c) The other matters voted upon and the results of the voting were as follows:

        (1) To consider and act upon the proposal to approve the issuance of up to 8,726,020 shares of Common Stock in connection with the acquisition of Molecular Simulations Incorporated.


                                                                         BROKER
              FOR             Against              ABSTAIN              NON-VOTES

           6,944,898           9,050                4,921              1,732,807


        (2) To consider and act upon the proposal to amend the Company's 1994 Incentive Stock Plan to increase the number of shares of Common Stock authorized for issuance thereunder to 2,225,000.

                                                                         BROKER
              FOR             Against              ABSTAIN              NON-VOTES

           5,982,613           1,019,556            7,121              1,682,386

        (3) To consider and act upon the proposal to amend the Company's 1994 Incentive Stock Plan to increase the number of shares of Common Stock authorized for issuance thereunder to 2,750,000 upon consummation of the acquisition of Molecular Simulations Incorporated.

                                                                         BROKER
              FOR             Against              ABSTAIN              NON-VOTES

           5,510,369           1,492,550            6,371              1,682,386

        (4) Ratification of the appointment by the Board of Directors of Ernst & Young LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 1998.


                   FOR                AGAINST                  ABSTAIN

                8,682,755             6,050                     2,871

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

10.14*                Sublease, dated as of December 7, 1994, between Pharmacopeia and Enichem Americas, Inc.
10.15*                Lease, dated as of May 2, 1994, between Pharmacopeia and College Road Associates
                      Limited, as amended.
10.15(a)**            Lease dated as of December 1, 1995 between Pharmacopeia and College Road Associates, as amended.
10.15(b)****          Third Execution and Modification of lease dated June 7, 1996, between Pharmacopeia and
                      College Road Associates Limited.
10.17*#               Employment Agreement, dated October 4, 1994, between the Company and Lewis J. Shuster.
10.18*********#       Employment Agreement effective November 1, 1997 between the Company and Joseph A.
                      Mollica, Ph.D.
10.19#                Employment Agreement, dated January 30, 1998, between the Company and Richard Walsh
10.20*#               Employment Agreement, dated June 3, 1993, between the Company and John J. Baldwin, Ph.D.
10.21*#               Employment Agreement, dated December 2, 1993, between the Company and Nolan H.
                      Sigal, M.D., Ph.D.
10.22*#               Consulting Agreement, dated April 30, 1993, between the Company and W. Clark Still,
                      Ph.D.
10.23*                Warrant to purchase Common Stock issued to Columbia University.
10.24*                Warrant to purchase Common Stock issued to Cold Spring Harbor Laboratory.
10.25**+              Collaboration Agreement effective as of December 31, 1995 between Pharmacopeia and
                      Bayer.
10.26**+              Random Library Agreement effective as of December 31, 1995 between Pharmacopeia and
                      Bayer.
10.27***********#     Employment Agreement effective November 30, 1995 between Molecular Simulations
                      Incorporated and Michael J. Savage
10.27(a)#             Amendment No. 1 to Employment Agreement between Molecular Simulations Incorporated and
                      Michael J. Savage dated as of October 1, 1997
10.28************#    Employment Agreement effective November 30, 1995 between Molecular Simulations
                      Incorporated and Saiid Zarrabian
10.28(a)#             Amendment No. 1 to Employment Agreement between Molecular Simulations Incorporated and
                      Saiid Zarrabian dated as of October 1, 1997
10.30***+             Collaborative Agreement dated as of March 29, 1996 with Daiichi Pharmaceutical Co., Ltd.
10.30(a)*******+      Amendment No. 1 to Collaboration Agreement between the  Company and Daiichi
                      Pharmaceutical Co., Ltd. dated April 14, 1997.
10.31****+            Research Agreement, between Pharmacopeia, Inc. and N.V. Organon dated May 31, 1996.
10.32*****#           Employment Agreement, dated June 20, 1996, between the Company and Stephen A. Spearman,
                      Ph.D.
10.33*****            Lease Agreement, dated June 21, 1996, between Pharmacopeia and South Brunswick
                      Rental I, Ltd.

10.34**********+      Collaboration and License Agreement between Pharmacopeia, Inc. and Bristol-Myers Squibb
                      Company dated November 26, 1997.
10.35++               Joint Venture Agreement dated February 14, 1992 between Polygen Corporation and Teijin
                      Limited.
10.36                 Amendment No. 1 to Joint Venture Agreement dated March 30, 1998 between Teijin Limited and Molecular Simulations Incorporated.
10.37++               Distributorship Agreement dated April 1, 1992 between Polygen Corporation and Teijin
                      Molecular Simulations Incorporated.
10.38                 Amendment to Distributorship Agreement dated October 17, 1994 between Molecular
                      Simulations Incorporated and Teijin Molecular Simulations Incorporated.
10.39++               Amendment No. 2 to Distributorship Agreement dated September 30, 1996 between Molecular
                      Simulations Incorporated and Teijin Molecular Simulations Incorporated.
11.1*                 Statement re Computation of Per Share Earnings.
27.1                  Financial Data Schedule
27.2                  Restated Financial Data Schedule as of June 30, 1997.



* Incorporated by reference to the same numbered exhibit filed with the Company's Registration Statement on Form S-1 No. 33-93460.
** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K for the year ended December 31, 1995.
*** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended March 31, 1996.
**** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended June 30, 1996.
***** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended September 30, 1996.
****** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K for the year ended December 31, 1996.
******* Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended June 30, 1997.
******** Incorporated by reference to the same numbered exhibit filed with the Company's form 10-Q for the quarter ended September 30, 1997.
********* Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K for the year ended December 31, 1997.
********** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K/ A-2 for the year ended December 31, 1997.

*********** Incorporated by reference to Exhibit 10.15 to Molecular Simulations Incorporated's Registration Statement on Form S-1 (Registration No. 333-21427) filed on February 10, 1997.

************ Incorporated by reference to Exhibit 10.16 to Molecular Simulations Incorporated's Registration Statement on Form S-1 (Registration No. 333-21427) filed on February 10, 1997.

+  Confidential treatment granted.
++ Confidential treatment requested.

# Represents a management contract or compensatory plan or arrangement.

(b)  REPORTS ON FORM 8-K

     (i) Current report on Form 8-K dated June 12, 1998 (filed June 19, 1998) reported under Item 2 the completion of the acquisition of Molecular Simulations Incorporated pursuant to the Agreement and Plan of Merger and Reorganization among Pharmacopeia, Inc., Micro Acquisition Corporation and Molecular Simulations Incorporated and reported under Item 7 the list of related exhibits.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PHARMACOPEIA, INC.


                                    By:  /s/ LEWIS J. SHUSTER
                                        ---------------------
                                        Lewis J. Shuster
                                        Executive Vice President, Corporate
                                        Development & Chief Financial Officer
                                        (Duly Authorized Officer and Chief
                                           Accounting Officer)

                                    Date:  August 13, 1998

                              PHARMACOPEIA, INC.
                               INDEX TO EXHIBITS



    EXHIBIT NUMBER                             Exhibit Name                              Page
         10.19          Employment Agreement, dated January 30, 1998, between the
                        Company and Richard Walsh
      10.27(a)          Amendment No. 1 to Employment Agreement between Molecular
                        Simulations Incorporated and Michael J. Savage dated as of
                        October 1, 1997
      10.28(a)          Amendment No. 1 to Employment Agreement between Molecular
                        Simulations Incorporated and Saiid Zarrabian dated as of
                        October 1, 1997
         10.35          Joint Venture Agreement dated February 14, 1992 between
                        Polygen Corporation and Teijin Limited.
         10.36          Amendment No. 1 to Joint Venture Agreement dated March 30,
                        1998 between Teijin Limited and Molecular Simulations
                        Incorporated.
         10.37          Distributorship Agreement dated April 1, 1992 between
                        Polygen Corporation and Teijin Molecular Simulations
                        Incorporated
         10.38          Amendment to Distributorship Agreement dated October 17,
                        1994 between Molecular Simulations Incorporated and Teijin
                        Molecular Simulations Incorporated.
         10.39          Amendment No. 2 to Distributorship Agreement dated
                        September 30, 1996 between Molecular Simulations
                        Incorporated and Teijin Molecular Simulations Incorporated.
          27.1          Financial Data Schedule
          27.2          Restated Financial Data Schedule as of June 30, 1997