Form 10-Q
period 1998-09-30
PHARMACOPEIA INC
filed 1998-11-13
CIK 1002388

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1998

                                      or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days -- Yes  X     No
                       -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                        Outstanding at September 30, 1998
  ----------------------------------      -------------------------------------
    Common Stock, $.0001 par value                      19,004,735

                       PHARMACOPEIA, INC. AND SUBSIDIARY

                                   Form 10-Q

                               Table of Contents


  ITEM                                                                                           PAGE
  ----                                                                                           ----

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements:
             Consolidated Balance Sheets-September 30, 1998 and December 31, 1997                 3

             Consolidated Statements of Operations-Three and Nine Months Ended
              September 30, 1998 and 1997                                                         4

             Consolidated Statements of Cash Flows-Nine Months Ended
              September 30, 1998 and 1997                                                         5

             Notes to Consolidated Financial Statements                                          6-8

Item 2.      Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                              8-10

PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K
                                                                                                11-14
SIGNATURE
                                                                                                  15
INDEX TO EXHIBITS
                                                                                                  16

                                    PART I
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
                       PHARMACOPEIA, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        SEPTEMBER 30,        DECEMBER 31,
                                                                            1998                 1997
                                                                    -----------------------------------------
                                                                         (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                   $   37,562           $   24,609
  Marketable securities                                                           45,662               60,166
  Trade receivables, net of allowance for doubtful accounts of $505
   and $466, respectively                                                         13,159               19,424
  Prepaid expenses and other current assets                                        5,289                4,671
                                                                    -----------------------------------------
     Total current assets                                                        101,672              108,870
                                                                    -----------------------------------------

  Non-current investments in marketable securities                                                     12,865
  Property and equipment, net                                                     13,142               13,141
  Software development costs, net                                                  3,417                3,437
  Investment in joint venture                                                                           1,013
  Other assets                                                                     1,583                  725
                                                                    -----------------------------------------
                                                                              $  119,814           $  140,051
                                                                    =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $    3,593           $    4,232
  Accrued liabilities                                                             16,898               18,294
  Notes payable, current portion                                                   1,268                1,390
  Deferred revenue, current portion                                               24,200               29,345
                                                                    -----------------------------------------

     Total current liabilities                                                    45,959               53,261
                                                                    -----------------------------------------

  Notes payable, long-term portion                                                   458                1,412
  Other long-term liabilities                                                        119                  440
  Deferred revenue, long term                                                      1,631                4,342
  Minority interest in joint venture                                               1,065

Commitments
Stockholders equity:
  Preferred stock, $.0001 par value; 2,000,000 shares authorized;
   none issued and outstanding
  Common stock, $.0001 par value; 40,000,000 shares authorized;
   19,004,735 and 18,804,524 shares issued and outstanding at
   September 30, 1998 and December 31, 1997, respectively                              1                    1
  Additional paid in capital                                                     145,304              144,440
  Accumulated deficit                                                            (74,037)             (62,657)
  Cumulative translation adjustment                                                 (686)              (1,188)
                                                                    -----------------------------------------
     Total stockholders' equity                                                   70,582               80,596
                                                                    -----------------------------------------
                                                                              $  119,814           $  140,051
                                                                    =========================================

        See accompanying notes to these unaudited financial statements.

                       PHARMACOPEIA, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                                     1998                1997                   1998              1997
                                             ----------------------------------------     ----------------------------------
                                                             (UNAUDITED)                               (UNAUDITED)


Revenue:
       Contract                                              $ 6,971          $ 5,234             $ 20,426           $16,752
       Software license, service and other                    12,309           10,846               36,822            33,104
       Hardware                                                1,791            1,985                4,671             5,086
                                             ----------------------------------------     ----------------------------------
                  Total revenue                               21,071           18,065               61,919            54,942

Cost and expenses:
       Software, license and other                               719              782                2,282             2,337
       Hardware                                                1,565            1,793                3,985             4,498
       Research and development:
              Collaborative                                    5,462            3,968               14,597            12,297
              Proprietary                                      6,722            6,358               20,687            18,325
       Sales, general and administrative                       9,188            7,444               26,078            21,812
       Merger related costs                                        0                0                7,998                 0
                                             ----------------------------------------     ----------------------------------
                 Total costs and expenses                     23,656           20,345               75,627            59,269
                                             ----------------------------------------     ----------------------------------
Operating loss                                                (2,585)          (2,280)             (13,708)           (4,327)
Interest and other income, net                                 1,052            1,303                3,001             3,554
                                             ----------------------------------------     ----------------------------------
Loss before provision for income taxes                        (1,533)            (977)             (10,707)             (773)
Provision for income taxes                                       550              547                  542             1,795
                                             ----------------------------------------     ----------------------------------
Net loss                                                     $(2,083)         $(1,524)            $(11,249)          $(2,568)
                                             ========================================     ==================================

Basic net loss per share                                      $(0.11)          $(0.08)              $(0.60)           $(0.14)
                                             ========================================     ==================================
Diluted net loss per share                                    $(0.11)          $(0.08)              $(0.60)           $(0.14)
                                             ========================================     ==================================
Weighted average shares of common stock,
  outstanding-basic                                           18,968           18,562               18,905            18,396
Weighted average shares of common stock, and
  common stock equivalents                                    18,968           18,562               18,905            18,396
     outstanding-diluted


        See accompanying notes to these unaudited financial statements.

                       PHARMACOPEIA, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)



                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                         1998                  1997
                                                               ------------------------------------------
                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                  $(11,249)           $ (2,568)
   Adjustments to reconcile net loss to net cash
      (used in) operating activities:
      Depreciation and amortization                                             3,491               3,982
      Equity in undistributed earnings of joint venture                         1,013                 (52)
      Changes in assets and liabilities:
           Accounts receivable                                                  3,090               6,150
           Prepaid expenses and other current assets                            2,341                 299
           Other assets                                                          (733)                358
           Accounts payable                                                      (639)                436
           Accrued liabilities                                                 (1,179)             (1,903)
           Deferred revenue                                                    (7,771)             (5,919)
           Other liabilities                                                    1,142                (218)
                                                               ------------------------------------------
              Net cash provided by (used in) operating
               activities                                                     (10,494)                565

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                        (3,492)             (5,426)
   Capitalized software development costs                                          20              (1,299)
   Purchase of marketable securities                                          (49,556)            (67,946)
   Proceeds from maturities of marketable securities                           76,925              64,933
                                                               ------------------------------------------
              Net cash provided by (used in) investing
               activities                                                      23,897              (9,738)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of common stock                                     864               4,568
   Payments on notes payable                                                   (1,535)             (1,143)
   Increase in capital lease obligations                                                              512
   Principal payments on capital leases                                          (155)               (289)
                                                               ------------------------------------------
             Net cash provided by (used in) financing
              activities                                                         (826)              3,648

    Exchange rate effects on cash                                                 376                (658)
                                                               ------------------------------------------
    Net decrease in cash and cash equivalents                                  12,953              (6,183)
    Cash and cash equivalents, beginning of period                             24,609              31,568
                                                               ------------------------------------------
    Cash and cash equivalents, end of period                                 $ 37,562            $ 25,385
                                                               ==========================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
              Interest                                                       $    323            $    218
              Income taxes                                                   $  2,019            $    822

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

NOTE (4) -- MARKETABLE SECURITIES

     As a result of the Company's merger with MSI (see Note 3) which was completed on June 12, 1998, the Company anticipates that it's working capital needs may fluctuate from month to month. Accordingly, as of June 30, 1998, the Company transferred the classification of its marketable securities from held-to-maturity to available-for-sale. The estimated fair value of the marketable securities approximates cost as of September 30, 1998 and, therefore, no unrealized gains or losses existed at September 30, 1998.

NOTE (5) -- REPORTING COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 had no impact on the Company's results of operation or stockholders' equity. SFAS No. 130 requires foreign currency gains or losses, which prior to adoption were reported separately in stockholder's equity, to be included in other comprehensive income. The components of comprehensive income (loss) for the three and nine month periods ended September 30, are as follows:

                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                          -------------------------------     -------------------------------
                                               1998              1997               1998              1997
                                          ------------     --------------     -------------     -------------
Net loss                                       $(2,083)           $(1,524)         $(11,249)          $(2,568)
Foreign currency gain (loss)                       382               (129)              376              (658)
                                          ------------     --------------     -------------     -------------
Total comprehensive (loss)                     $(1,701)           $(1,653)         $(10,873)          $(3,226)
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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Contract revenue for the three and nine months ended September 30, 1998 increased to $7.0 million and $20.4 million, respectively, compared to $5.2 million and $16.8 million for the comparable periods in 1997. The three and nine month year to year increases primarily reflect expanded efforts in the Schering-Plough, Bristol-Myers Squibb and Novartis collaborations.

     Software license, service and other revenue for the three and nine months ended September 30, 1998 increased to $12.3 million and $36.8 million, respectively, compared to $10.8 million and $33.1 million for the three and nine months ended September 30, 1997. The increases of $1.5 million, or 13%, and $3.7 million, or 11%, respectively, are primarily the result of consolidating, in 1998, the operating results of TMSI, the existing joint venture between MSI and Teijin as a result of MSI becoming the controlling partner in the joint venture.

     Research and development expenses increased to $12.2 million and $35.3 million for the three and nine months ended September 30, 1998, respectively, compared to $10.3 million and $30.6 million for the corresponding periods in 1997. The increases of $1.9 million, or 18% and $4.7 million, or 15%, respectively, primarily reflect increased spending on proprietary research and development as Pharmacopeia continues to invest in internal discovery programs, ultra high-throughput screening, and informatics. Research and development expenses are expected to continue to increase as the Company further expands its activities and incurs, among other things, expenses related to additional staff increases, increased rent for expanded facilities, and increased equipment and reagent purchases.

     Sales, general and administrative expenses increased to $9.2 million and $26.1 million for the three and nine months ended September 30, 1998, respectively, compared to $7.4 million and $21.8 million for the corresponding periods in 1997. The increases of $1.8 million, or 23% and $4.3 million, or 20%, respectively, are primarily attributable to consolidating, in 1998, the operating results of TMSI along with increased payroll and personnel expenses as the Company continued to hire additional sales, marketing and administrative personnel.

     Merger related costs of $8.0 million were recorded for the nine months ended September 30, 1998 in connection with the MSI merger. Such charges consist of transaction costs, principally investment banking and professional fees which must be expensed under the pooling-of-interests method of accounting.

     The Company had interest and other income of $1.1 million and $3.0 million for the three and nine months ended September 30, 1998, respectively, compared to $1.3 million and $3.6 million for the comparable periods in 1997. The decreases of $0.2 million, or 19%, and $0.6 million, or 16%, respectively, resulted primarily from a decrease in the average balance of cash, cash equivalents and marketable securities.

     The Company recorded a provision for income taxes of $0.6 million for the three months ended September 30, 1998 as compared to a provision for income taxes of $0.5 million for the three months ended September 30, 1997. The Company recorded a provision of income taxes of $0.5 million for the nine months ended September 30, 1998 as compared to a provision for income taxes of $1.8 million for the nine months ended September 30, 1997. The year to year favorable tax variances are the result of the combined companies' ability to offset MSI's taxable income with Pharmacopeia's losses during the period following the completion of the merger.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company had working capital of $55.7 million. The Company has funded its activities through September 30, 1998 primarily through the sale of equity securities, funding under collaborative arrangements, and sales of software licenses and hardware.

     The Company's funds are currently invested in U.S. Treasury and government agency obligations, investment grade commercial paper and other short-term money market instruments. As of September 30, 1998, the Company's cash and cash equivalents totaled $37.6 million. In addition, the Company had marketable securities of $45.7 million.

     In addition, as of September 30, 1998, the Company had outstanding commitments for construction and equipment purchases totaling $0.3 million. The Company anticipates that its capital requirements will continue to increase at approximately the same level over the next two years as the Company expands its research and development activities. In connection with such expansion, the Company expects to incur substantial expenditures for hiring additional management and scientific and administrative personnel, and for planned expansion and upgrading of its facilities, including acquisition of additional equipment.

     The Company has conducted a review of its products and the computer programs that it uses internally to identify the systems that could be affected by the "Year 2000" issue. The Company presently believes that the Year 2000 problem will not pose significant operational problems for the Company's products that it markets commercially or the computer programs that it currently uses internally, and that the Company will not incur significant costs as a result of the Year 2000 problem.

     The Company is in the the process of querying its customers, suppliers and other service providers to determine whether they may experience any Year 2000 issues that may affect the Company. To date, the Company is not aware of any such Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that third parties will be Year 2000 ready. The inability of third parties to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by third parties is not determinable.

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

10.14*                  Sublease, dated as of December 7, 1994, between Pharmacopeia and Enichem Americas, Inc.
10.15*                  Lease, dated as of May 2, 1994, between Pharmacopeia and College Road Associates
                        Limited, as amended.
10.15(a)**              Lease dated as of December 1, 1995 between Pharmacopeia and College Road Associates, as amended.
10.15(b)****            Third Execution and Modification of lease dated June 7, 1996, between Pharmacopeia and
                        College Road Associates Limited.
10.17*#                 Employment Agreement, dated October 4, 1994, between the Company and Lewis J. Shuster.
10.18*********#         Employment Agreement effective November 1, 1997 between the Company and Joseph A.
                        Mollica, Ph.D.
10.19************#      Employment Agreement, dated January 30, 1998, between the Company and Richard Walsh
10.20*#                 Employment Agreement, dated June 3, 1993, between the Company and John J. Baldwin,
                        Ph.D.
10.21*#                 Employment Agreement, dated December 2, 1993, between the Company and Nolan H.
                        Sigal, M.D., Ph.D.
10.22*#                 Consulting Agreement, dated April 30, 1993, between the Company and W. Clark Still,
                        Ph.D.
10.23*                  Warrant to purchase Common Stock issued to Columbia University.
10.24*                  Warrant to purchase Common Stock issued to Cold Spring Harbor Laboratory.
10.25**+                Collaboration Agreement effective as of December 31, 1995 between Pharmacopeia and
                        Bayer.
10.26**+                Random Library Agreement effective as of December 31, 1995 between Pharmacopeia and
                        Bayer.
10.27***********#       Employment Agreement effective November 30, 1995 between Molecular Simulations
                        Incorporated and Michael J. Savage
10.27(a)************#   Amendment No. 1 to Employment Agreement between Molecular Simulations Incorporated and
                        Michael J. Savage dated as of October 1, 1997
10.28***********#       Employment Agreement effective November 30, 1995 between Molecular Simulations
                        Incorporated and Saiid Zarrabian
10.28(a)************#   Amendment No. 1 to Employment Agreement between Molecular Simulations Incorporated and
                        Saiid Zarrabian dated as of October 1, 1997
10.30***+               Collaborative Agreement dated as of March 29, 1996 with Daiichi Pharmaceutical Co.,
                        Ltd.
10.30(a)*******+        Amendment No. 1 to Collaboration Agreement between the  Company and Daiichi
                        Pharmaceutical Co., Ltd. dated April 14, 1997.
10.31****+              Research Agreement, between Pharmacopeia, Inc. and N.V. Organon dated May 31, 1996.
10.32*****#             Employment Agreement, dated June 20, 1996, between the Company and Stephen A.
                        Spearman, Ph.D.
10.33*****              Lease Agreement, dated June 21, 1996, between Pharmacopeia and South Brunswick Rental
                        I, Ltd.

10.34**********+        Collaboration and License Agreement between Pharmacopeia, Inc. and Bristol-Myers Squibb
                        Company dated November 26, 1997.
10.35************+      Joint Venture Agreement dated February 14, 1992 between Polygen Corporation and Teijin
                        Limited.
10.36************       Amendment No. 1 to Joint Venture Agreement dated March 30, 1998 between Teijin Limited and Molecular Simulations Incorporated.
10.37************+      Distributorship Agreement dated April 1, 1992 between Polygen Corporation and Teijin
                        Molecular Simulations Incorporated
10.38************       Amendment to Distributorship Agreement dated October 17, 1994 between Molecular
                        Simulations Incorporated and Teijin Molecular Simulations Incorporated.
10.39************+      Amendment No. 2 to Distributorship Agreement dated September 30, 1996 between Molecular
                        Simulations Incorporated and Teijin Molecular Simulations Incorporated.
10.40++                 Amended and Restated Distributorship Agreement, dated March 1, 1998, between Molecular
                        Simulations Incorporated and Teijin Molecular Simulations Incorporated
10.41                   Indemnity Agreement, dated March 1, 1998, between Molecular Simulations Incorporated and Teijin Molecular Simulations Incorporated
10.42                   Lease Agreement, dated February 26, 1987, as amended, between Sorrento Tech Limited and
                        Biosym Technologies, Inc.
11.1*                   Statement re Computation of Per Share Earnings.
27.1                    Financial Data Schedule
27.2                    Restated Financial Data Schedule as of September 30, 1997


   * Incorporated by reference to the same numbered exhibit filed with the Company's Registration Statement on Form S-1 No. 33-93460.
   ** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K for the year ended December 31, 1995.
   *** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended March 31, 1996.
   **** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended June 30, 1996.
   ***** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended September 30, 1996.
   ****** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K for the year ended December 31, 1996.
   ******* Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended June 30, 1997.
   ******** Incorporated by reference to the same numbered exhibit filed with the Company's form 10-Q for the quarter ended September 30, 1997.
   ********* Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K for the year ended December 31, 1997.
   ********** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K/ A-2 for the year ended December 31, 1997. *********** Incorporated by reference to Exhibit 10.15 and 10.16 to Molecular Simulations Incorporated's Registration Statement on Form S-1 (Registration No. 333-21427) listed on February 10, 1997.
   ************ Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended June 30, 1998.
   + Confidential treatment granted.
   ++ Confidential treatment requested.
   # Represents a management contract or compensatory plan or arrangement.

(b)  REPORTS ON FORM 8-K

     None.

                                   SIGNATURE


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

                                    Date: November 13, 1998

                              PHARMACOPEIA, INC.
                               INDEX TO EXHIBITS




    EXHIBIT NUMBER      Exhibit Name                                                      Page
        10.40           Amended and Restated Distributorship Agreement, dated
                        March 1, 1998, between Molecular Simulations Incorporated
                        and Teijin Molecular Simulations Incorporated.
        10.41           Indemnity Agreement, dated March 1, 1998, between
                        Molecular Simulations Incorporated and Teijin Molecular
                        Simulations Incorporated
        10.42           Lease Agreement, dated February 26, 1987, as amended,
                        between Sorrento Tech Limited and Biosym Technologies, Inc.
        27.1            Financial Data Schedule
        27.2            Restated Financial Data Schedule as of September 30, 1997