Form 10-K405
period 1998-12-31
PHARMACOPEIA INC
filed 1999-03-29
CIK 1002388

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

                  For the Fiscal Year Ended December 31, 1998

[_]     Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Period From _________ to __________.

                        Commission File Number:  0-27188
                                                 -------
                               PHARMACOPEIA, INC.
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                33-0557266
(State or other jurisdiction of      (I.R.S. employer identification number)
 incorporation or organization)

                   CN 5350, PRINCETON, NEW JERSEY  08543-5350
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of voting stock held by nonaffiliates of the Registrant was $172,672,671 based on the last sale price of Common Stock reported on The Nasdaq National Market on January 31, 1999. 3,472,804 shares of Common Stock held by officers, directors, and holders of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of January 31, 1999, the number of outstanding shares of the Registrant's Common Stock was 19,259,298.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Part III of Form 10-K is incorporated by reference from the Registrant's Proxy Statement for the Annual Stockholders Meeting to be held May 4, 1999 (the "Proxy Statement), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1998.

                      PHARMACOPEIA, INC. AND SUBSIDIARIES

                                 1998 FORM 10-K

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I........................................................................ 2

      ITEM 1.  BUSINESS....................................................... 2
      ITEM 2.  PROPERTIES.....................................................28
      ITEM 3.  LEGAL PROCEEDINGS..............................................28
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............28

PART II.......................................................................30

      ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS............................................30
      ITEM 6.  SELECTED FINANCIAL DATA........................................31
      ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS............................31
      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
               RISK...........................................................35
      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................35
      ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE............................35

PART III......................................................................35

      ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............35
      ITEM 11. EXECUTIVE COMPENSATION.........................................36
      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.....................................................36
      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................36

PART IV.......................................................................36

      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K.......................................................36

SIGNATURES....................................................................41

REPORT OF INDEPENDENT AUDITORS...............................................F-1

                                     PART I

ITEM 1.  BUSINESS

      Pharmacopeia, Inc. ("Pharmacopeia" or the "Company") offers products and services to accelerate drug discovery and chemicals development integrating three platform technologies: small molecule combinatorial chemistry, high-throughput screening, and simulations software. The Company's small molecule combinatorial chemistry and high-throughput screening operations are focused primarily on drug discovery and are conducted by its Laboratory Services segment ("Pharmacopeia Labs"). Through its wholly-owned subsidiary, Molecular Simulations Incorporated ("MSI"), which the Company acquired in 1998, Pharmacopeia's software segment develops and commercializes molecular modeling, simulation, and informatics software and services for both life science and materials science customers.

      When used in this Report, the words "expects", "believes", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth under the caption "Business --Important Factors Regarding Forward Looking Statements" and elsewhere in this Report, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date of this Report and the Company disclaims any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                         OVERVIEW OF PHARMACOPEIA LABS

      Since its inception in March 1993, the Company has focused its research efforts in developing novel, proprietary technologies for accelerating the pace of drug discovery for its pharmaceutical and biotechnology customers. Pharmacopeia Labs' Encoded Combinatorial Library on Polymeric Support ("ECLiPS"TM) technology addresses a key challenge in the drug discovery process: generating and evaluating large numbers of diverse and readily identifiable small molecule compounds to find new, orally active drugs. ECLiPS enables Pharmacopeia Labs to generate hundreds of thousands of small molecule compounds at a fraction of the cost of traditional chemical synthesis methods. Pharmacopeia Labs focuses on drug discovery, and seeks customers to develop, manufacture, market and sell resulting drugs. To date, Pharmacopeia Labs has signed contracts with several pharmaceutical customers for collaborations using ECLiPS, including Schering Corporation and Schering-Plough Ltd. (collectively "Schering-Plough"), Berlex Laboratories, Inc. ("Berlex"), Novartis Corporation ("Novartis"), Bayer Corporation ("Bayer"), Daiichi Pharmaceutical Co., Ltd. ("Daiichi"), N.V. Organon ("Organon"), Bristol-Myers Squibb Company ("BMS"), Pharmacia & Upjohn Inc. ("Pharmacia Upjohn") and Zeneca Limited ("Zeneca") and with a number of biotechnology customers.

      Pharmacopeia Labs' technology supports its pharmaceutical and biotechnology customers in improving their drug discovery productivity. Pharmacopeia Labs uses "Direct Divide" combinatorial chemistry to build collections, or libraries, of 10,000 to 500,000 or more small molecule compounds by performing only 50 to 200 individual chemical reactions. Pharmacopeia Labs' ECLiPS technology offers substantial productivity improvements as compared to the 10,000 to 500,000 or more reactions that would be required to prepare similarly sized chemical libraries by synthesizing each compound individually. The ECLiPS productivity advantage results from the synthesis of compounds on tiny plastic beads in large mixtures. After each solid phase synthesis step, proprietary tag sets are attached to the beads to indicate the chemical building block and reaction conditions used in that step. These stable, easily detectable tag sets enable the rapid identification from the mixture of any compound that is active in a biological screening assay. This tagging technology is licensed exclusively from Columbia University ("Columbia") and Cold Spring Harbor Laboratory ("Cold Spring").

      Pharmacopeia Labs' objective is to be among the industry leaders in the discovery and optimization of novel drug candidates. Pharmacopeia Labs' commercialization strategy is to pursue collaborations with pharmaceutical and biotechnology companies. Pursuant to collaborative agreements, Pharmacopeia Labs licenses its libraries for screening by customers, forms drug discovery collaborations with its customers and plans to license internally developed compounds. Pharmacopeia Labs' technology strategy is to enhance productivity through cost reductions and increased throughput, to increase the size and quality of its library compound collection and its high throughput screening capabilities, and to build its knowledge base of the relationships between chemical structures and biological targets for use in future drug discovery programs.

DRUG DISCOVERY TECHNOLOGIES USED AT PHARMACOPEIA LABS

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

      Pharmacopeia Labs believes that its drug discovery technology offers a unique solution to the bottleneck that constrains the drug discovery process. Pharmacopeia Labs' combinatorial chemistry technology generates large, diverse libraries of the small molecules favored by pharmaceutical companies for development. Most importantly, Pharmacopeia Labs' technology uses solid phase synthesis and an encoding system to permit rapid identification of compounds synthesized in combinatorial mixtures.

      The ECLiPS technology uses a patented "Direct Divide" approach to combinatorial chemistry to build collections, or libraries, of 10,000 to 500,000 or more small molecule compounds by performing only 50 to 200 individual chemical reactions. This "Direct Divide" approach yields a more controlled distribution of final compounds than does the "pool and split" method currently used by certain other companies in drug discovery and previously practiced by Pharmacopeia Labs. Pharmacopeia Labs is able to synthesize a large number of widely diverse libraries of small molecule compounds because its chemists can combine a nearly unlimited set of chemical building blocks using a wide variety of reactions. Although large libraries of peptides, oligonucleotides and other oligomers can be generated, their diversity is constrained by the limited number of building blocks and the fewer reactions available to combine them.

      Pharmacopeia Labs uses ECLiPS to build libraries of small, low molecular weight (less than 700 Daltons) compounds, predominantly heterocycles. These low molecular weight compounds are preferred by pharmaceutical companies because they are more likely to be orally active (effective as drugs in tablet or capsule form), tend to have longer duration of action and are less expensive to manufacture. In contrast, natural peptide and oligonucleotide drugs are usually degraded by human digestive system enzymes and generally must be administered by injection. In addition, peptide and oligonucleotide drugs are often quickly eliminated from the body, which limits their duration of action.

      The ECLiPS technology allows Pharmacopoeia Labs to quickly identify the chemical structure of individual small compounds synthesized in combinatorial mixtures. This identification is made possible through the use of Pharmacopeia Labs' encoded solid phase synthesis technology. Solid phase synthesis generally refers to the synthesis of compounds on tiny plastic beads. Encoding refers to the tag sets that Pharmacopeia Labs attaches to each bead as a compound is synthesized. These tag sets allow Pharmacopeia Labs to rapidly identify the chemical structure of each compound.

      Pharmacopeia Labs' drug discovery approach encompasses its ECLiPS technology, assay technology, production automation, information systems and quality assurance programs, as more fully described below.

ECLiPS Technology

      The ECLiPS technology is the central component of Pharmacopeia Labs' drug discovery approach. ECLiPS includes solid phase synthesis, combinatorial chemistry and sets of encoding molecules.

      Solid Phase Synthesis. Pharmacopeia Labs has developed proprietary methods and procedures for performing a variety of small molecule chemical reactions on tiny plastic beads. In this approach to chemical synthesis, known as solid phase synthesis, compounds are bound to these tiny plastic beads using special linkers. This approach offers several advantages over solution phase synthesis. Solid phase synthesis can often result in higher yields because the beads can be repeatedly re-exposed to reactants until the desired reaction product has reached a satisfactorily high yield. Solid phase synthesis also facilitates the isolation of individual compounds. Beads can be washed with solvents to remove byproducts, and an individual compound can then be isolated from a mixture by removing a single bead and breaking the linkage to detach the compound from the bead.

      Pharmacopeia Labs believes that its experience in solid phase synthesis of diverse, heterocyclic, small compounds is a key competitive advantage. Large, diverse libraries of these small molecules are more difficult to synthesize than libraries of oligonucleotides or peptides. The great diversity of chemical building blocks and the variety of chemical reactions that must be used in synthesizing these small molecules require a wide range of reaction conditions, including temperature, pH, solvents, catalysts and other variables. Each chemical reaction must be optimized to achieve high yields of the desired compound.

      Combinatorial Chemistry. Pharmacopeia Labs' ECLiPS technology employs "Direct Divide" combinatorial chemistry. For example, a chemist using a five step reaction sequence and ten building blocks per step can synthesize a mixture of 100,000 different chemicals by performing only 50 chemical reactions. Using larger numbers of building blocks or steps can create larger libraries. This technology offers substantial productivity improvement in comparison to parallel synthesis and other techniques currently employed to generate chemical libraries. Parallel synthesis is the performance of a series of individual chemical reactions, usually several dozen simultaneously, typically using robotics. In parallel synthesis, 111,110 individual chemical reactions would be required to synthesize the same 100,000 compounds that Pharmacopeia Labs' technology can accomplish in 50 reactions. Parallel synthesis requires extensive labor and time and a significant capital investment in robotics. The labor and time disadvantage increases exponentially with library size.

      Sets of encoding molecules. Pharmacopeia Labs overcomes the challenge of identifying active compounds from combinatorial mixtures through its use of a proprietary collection of chemically stable small molecules, or tag sets, to encode each bead used in solid phase synthesis. This enables Pharmacopeia Labs to quickly identify the structure of an active compound prepared using the "Direct Divide" technique without resorting to deconvolution, a process in which an active compound must be "reverse engineered" by resynthesizing and testing various component combinations until the structure of the active compound is deduced. During each step of Pharmacopeia Labs' solid phase synthesis process, specific tag sets are attached to the beads to indicate the chemical reagent and reaction conditions used in that step. By the end of the synthesis process, each bead has collected tag sets that represent all of the building blocks used to create the compound on that bead. When an active compound is found in an assay, the bead from which the active compound was extracted is analyzed. The tag sets are detached from the bead using specific chemical reactions that break the linkage between the tag sets and the bead. The detached tag sets are read using conventional gas chromatography techniques. The results, which resemble a bar code, are captured in a database that identifies and stores data regarding the active compound.

      Pharmacopeia Labs' proprietary tag sets have the following important characteristics:

      Stability. Pharmacopeia Labs' proprietary tag sets are relatively unreactive. For this reason the tag sets do not break or decompose as a result of heat, vigorous shaking or other harsh reaction conditions. Thus, the tag sets rarely interfere with or limit the solid phase chemical reactions used to create potential new drug compounds. By contrast, the oligonucleotides and peptides used as tags by some companies are more fragile because they are more reactive. These large molecule tags may therefore interfere with chemical reactions or may be decomposed or altered chemically during compound synthesis. These factors constrain the range of chemicals that can be synthesized in solid phase when oligonucleotide or peptide tags are used.

      Size and Detectability. In contrast to the relatively large size of oligonucleotide and peptide tags, Pharmacopeia Labs' tag sets are small and easy to attach to and detach from the beads. The highly sensitive detection methods available for these tag sets allow Pharmacopeia Labs to use them in extremely small quantities. Pharmacopeia Labs' tag sets do not occupy a significant portion of the beads' capacity and do not interfere with the extraction or testing of detached compounds.

      Thus, using its proprietary ECLiPS technology, Pharmacopeia Labs can synthesize a large combinatorial mixture of compounds and rapidly identify the specific structure of individual active compounds found in the library. As of December 31, 1998, Pharmacopeia Labs has used its ECLiPS technology to synthesize libraries containing an aggregate of more than 4.8 million unique chemical compounds. Many of these libraries have initially been licensed to customers for their exclusive use for varying periods of time.

      ECLiPS also assists Pharmacopeia Labs in protecting its intellectual property. When a customer licenses Pharmacopeia Labs' libraries, Pharmacopeia Labs ships microtiter plates containing library compounds detached from the beads for screening in the customer's laboratories. The beads containing the tag sets never leave Pharmacopeia Labs' facility. When the customer finds an active compound in an assay, the customer asks Pharmacopeia Labs to decode the compound. This process notifies Pharmacopeia Labs of active compounds identified by its customers.

Assay Technology

      The second component of Pharmacopeia Labs' drug discovery approach is its proprietary assay technology. Pharmacopeia Labs employs 96-well and 384-well microtiter plate solution phase assays, a standard format in the pharmaceutical and biotechnology industry, to evaluate the biological activity of compounds in Pharmacopeia Labs' libraries. The adoption of this format facilitates the use of its libraries in assays performed by its customers.

      Pharmacopeia Labs has improved the 96-well and 384-well microtiter plate assays it performs for its collaborators and its internal drug discovery programs. These improvements include increasing the sensitivity of detection, increasing the number of assays that can be run daily, reducing labor and materials required to execute assays and allowing simultaneous collection of information on the activity of a single compound against multiple targets.

      During 1998 Pharmacopeia Labs completed more than 30 million tests of its library compounds for activity against biological targets such as receptors or enzymes. For primary screening, Pharmacopeia Labs' often includes 10-20 compounds per well to perform a quick survey of a library's activity. If assay results suggest that some compounds in that library are active, then compounds from that library are tested individually.

      Pharmacopeia Labs has also been developing an integrated set of technologies to increase throughput and reduce compound and reagent consumption. Pharmacopeia Labs' Ultra High Throughput Screen (UHTS) system is based on a 1,536-well plate. Each screening well in this plate accommodates a 1 microtiter volume for conducting the assay. This compares with a 100 microtiter volume required in each well of a 96-well plate. Thus, compound and reagent consumption are reduced by 99%. In addition, each plate represents 1,536 tests rather than 96.

      Pharmacopeia Labs has been developing this 1,536-well system internally and through contractors, vendors and collaborators since 1996. Pharmacopeia Labs expects to begin screening of its library collection using this technology in selected assays during 1999.

Production Automation

      Production automation technology is the third component of Pharmacopeia Labs' integrated drug discovery approach. Pharmacopeia Labs has developed proprietary instruments and methods for quickly and cost effectively manipulating large numbers of small plastic beads and the compounds that are detached from these beads. Pharmacopeia Labs' proprietary technology includes bead washing and synthesis vessels that support the synthesis process. The production automation technology also includes proprietary engineering methods and automated systems for placing individual compounds in 96 to 1,536-well microtiter plates and processing these plates in preparation for screening. Screening a single 50,000 compound library against 20 or more targets can require the loading, processing and testing of thousands of 96-well microtiter plates.

Information Systems

      Pharmacopeia Labs has developed proprietary software to support its drug discovery activities. Pharmacopeia Labs' information systems assist Pharmacopeia Labs' scientists in managing the extensive data generated during library production and testing. First, the software tracks the chemical building blocks, reaction steps and tag sets used to create each library. Pharmacopeia Labs' systems then track the thousands of bar-coded microtiter plates filled and processed as libraries are screened. As active compounds are identified and decoded, Pharmacopeia Labs' software integrates the tag set decoding results with the original library design database to quickly provide Pharmacopeia Labs' scientists with the specific chemical structure and synthesis steps for the active compound.

      Pharmacopeia Labs' information systems also include analytical and database tools. Databases of available chemical building blocks and reactions are used as reference sources in the library design process. Molecular modeling, structure analysis and statistical programs are available for designing optimization libraries. In addition, analytical and database software is used to collect and analyze the results of individual assays. In 1998, the Company acquired MSI, thereby significantly enhancing its ability to use informatics in the drug discovery process. See "Overview of MSI."

      As Pharmacopeia Labs continues to build its chemical libraries and accelerates its high-throughput screening activities an enormous amount of SAR information is emerging from these activities, which is being stored in Pharmacopeia Labs' information systems. Pharmacopeia Labs has the ability to provide existing and new customers access to this data warehouse of SAR information to assist in the search for candidate molecules that interact with specific targets. No assurance can be given as to if or when such access will be provided.

      For information regarding year 2000 compliance see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Quality Assurance

      Pharmacopeia Labs' drug discovery approach includes an extensive quality assurance program. As libraries are synthesized, representative compounds are analyzed at each reaction step to assure that yields are high and compounds are sufficiently pure. During library production, samples are tested at each reaction step to assure that the tag sets have been satisfactorily attached and can be decoded. Representative compounds are also tested to identify optimal solvents and detachment conditions for removing compounds from beads to perform screening assays. Production plates containing compounds for screening include control samples to further assure that plates to be screened in assays have been prepared appropriately.

PHARMACOPEIA LABS' DRUG DISCOVERY PROGRAMS

      Pharmacopeia Labs has several active drug discovery programs underway using its drug discovery technology. Pharmacopeia Labs is presently conducting ten programs pursuant to collaborative agreements with six of its customers. Pharmacopeia Labs is also using its drug discovery technology for internal programs. These targets include receptors and enzymes in therapeutic areas, including inflammation, cancer, certain neurological disorders, and metabolic and cardiovascular diseases. In an effort to identify lead compounds, Pharmacopeia Labs has commenced the screening of its combinatorial libraries against these targets and has identified several active compounds in these assays. Activities are currently being extended to include the optimization of lead compounds and the determination of bioavailability. Future activities may include preclinical animal efficacy and toxicity studies. Pharmacopeia Labs will continue to seek financial support from pharmaceutical companies for the optimization of lead compounds identified by internal screening. In return for such support, Pharmacopeia Labs would offer the funding pharmaceutical company an option to license the resulting drug development candidate for commercialization. Pharmacopeia Labs may also invest its own funds to optimize these lead compounds into development candidates for outlicensing to pharmaceutical companies.

PHARMACOPEIA LABS' BUSINESS STRATEGY

      Pharmacopeia Labs' objective is to be the industry leader in the discovery and optimization of novel drug candidates on an out-sourced basis. Pharmacopeia Labs seeks to minimize its financing requirements and shorten its time to profitability by pursuing drug discovery collaborations with multiple pharmaceutical and biotechnology companies. Pharmacopeia Labs does not currently plan to develop, manufacture and sell its own pharmaceutical products. Pharmacopeia Labs' business strategy exploits the emerging trend in the pharmaceutical industry to outsource certain products and services that can be more efficiently provided by third parties. Pharmacopeia Labs' commercialization and technology strategy has several components.

Commercialization Strategy

      Pharmacopeia Labs' commercialization strategy is to provide collections of compounds and drug development candidates to multiple pharmaceutical and biotechnology customers. Under these arrangements, Pharmacopeia Labs' customers are responsible for the clinical development and eventual manufacture and sale of resulting drugs. Customers compensate Pharmacopeia Labs through (i) funding or fees during or upon completion of its research and (ii) milestone payments and royalties on drugs based on Pharmacopeia Labs' technology and developed by Pharmacopeia Labs' customers. Each collaboration is tailored to the individual customer's needs but is developed within three broad frameworks:

      Form Drug Discovery Collaborations. Pharmacopeia Labs synthesizes targeted and optimization libraries of compounds and, using its high throughput screening technology, screens these libraries and Pharmacopeia Labs' internal libraries to identify active compounds. In several collaborations, Pharmacopeia Labs performs optimization services to identify drug development candidates.

      License Libraries. Pharmacopeia Labs creates and licenses large libraries of compounds to customers who screen these compounds using their own assays and facilities. This increases the potential value of Pharmacopeia Labs' libraries by having them screened in drug discovery assays against many biological targets. These libraries are most often licensed on an exclusive basis and become non-exclusive after the expiration of defined time frames.

      Outlicense Compounds from Internal Discovery Programs. Pharmacopeia Labs will seek to license to third parties drug development candidates identified by Pharmacopeia Labs. Pharmacopeia Labs may also seek pharmaceutical sponsors for various internal development programs, giving the sponsor an option to license any resulting drug development candidates.

Technology Strategy

      Pharmacopeia Labs' technology strategy is to enhance productivity through cost reductions and increased throughput and to build Pharmacopeia Labs' library collection and its knowledge base of the relationships between chemical structures and biological targets for use in future drug discovery programs.

      Enhance Productivity. Pharmacopeia Labs seeks to leverage its existing technology by increasing productivity through cost reductions and significant increases in throughput. Pharmacopeia Labs' internal research and development efforts focus on: (i) advances in Pharmacopeia Labs' automated systems; (ii) the development of enhanced software; (iii) the development of new materials and reactions for solid phase synthesis; (iv) new high throughput screening formats; and (v) the discovery and optimization of lead compounds for Pharmacopeia Labs' internal programs.

      Develop Collection of Libraries and Knowledge Base. Pharmacopeia Labs is building sets of libraries that will eventually aggregate millions of compounds available for future screening programs. This collection of compounds will increase as new libraries are created and as outlicensed libraries are returned to Pharmacopeia Labs upon the expiration of customers' exclusivity periods. Pharmacopeia Labs believes that this growing library collection will provide a valuable source of leads for future drug discovery programs. Pharmacopeia Labs also intends to build a knowledge base of the relationships between classes of chemical structures and classes of biological targets. This knowledge base will grow as Pharmacopeia Labs designs, synthesizes and screens large numbers of compounds against a growing number of targets. Pharmacopeia Labs believes that this knowledge base will provide a future competitive advantage by enabling Pharmacopeia Labs to identify more quickly active compounds for newly identified targets.

PHARMACOPEIA LABS' CUSTOMERS

      Pharmacopeia Labs has signed collaborative agreements for services provided by Pharmacopeia Labs with Schering-Plough, Berlex, Novartis, Bayer, Daiichi, Organon, BMS, Pharmacia Upjohn and Zeneca. The loss of one or more of such customers may have a material adverse affect on Pharmacopeia Labs.

PHARMACOPEIA LABS' COMPETITORS

      Many organizations are actively attempting to identify and optimize compounds for potential pharmaceutical development. Pharmacopeia Labs competes with the research departments of pharmaceutical companies, biotechnology companies, other combinatorial chemistry companies and research and academic institutions.

      Many of these competitors have greater financial and human resources, and more experience in research and development, than Pharmacopeia Labs. Historically, pharmaceutical companies have maintained close control over their research activities, including the synthesis, screening and optimization of chemical compounds. Many of these companies, which represent the greatest potential market for Pharmacopeia Labs' products and services, are developing combinatorial chemistry and other methodologies to improve productivity, including major investments in robotics technology to permit the automated parallel synthesis of compounds. In addition, these companies may already have large collections of compounds previously synthesized or ordered from chemical supply catalogs or other sources against which they may screen new targets. Other sources of compounds include compounds extracted from natural products such as plants and microorganisms and compounds created using rational drug design. Academic institutions, governmental agencies and other research organizations are also conducting research in areas in which Pharmacopeia Labs is working, either on their own or through collaborative efforts.

      Pharmacopeia Labs competes with several alternative technologies in the design and synthesis of new chemical libraries for drug discovery programs. Combinatorial chemistry libraries of oligonucleotides and peptides can be synthesized in extremely large numbers. These molecules are also sequenceable, making it easy to identify the structure of an individual oligonucleotide or peptide found to be active in an assay. However, oligonucleotides and peptides are not usually effective as oral drugs because they are usually not bioavailable. These molecules are also usually quickly metabolized in the human bloodstream. Other, unnatural oligomer libraries have also been prepared, but these are less easily sequenceable than peptides and oligonucleotides. In addition, unnatural oligomer libraries lack the diversity of structures of the small molecule libraries prepared by Pharmacopeia Labs.

      Libraries of small molecule compounds, which are preferred as drug candidates due to their increased potential for oral bioavailability and long duration of action, have recently been developed using competitive techniques. Three such techniques are based on "pool and split" solid phase combinatorial chemistry. The first uses oligonucleotide or peptide tags on each bead to identify each synthesis step. These large molecule tags are relatively fragile, which limits the nature of reaction conditions (temperature, pressure, etc.) and reagents (acids, bases, etc.) that can be used to build compounds. In addition, these large molecule tags complicate the synthesis of compounds or beads. Pharmacopeia Labs' proprietary tag sets, in comparison, are durable, simple to attach and detach, and allow Pharmacopeia Labs to make larger and more diverse libraries of small compounds. The second "pool and split" combinatorial chemistry technique uses deconvolution to identify the chemical structure of compounds found active in assays. Deconvolution is a slow, labor-intensive process, and may require several weeks of scientists' time to determine the structure of a single active compound. Pharmacopeia Labs' tag sets permit hundreds of structures to be determined each day. The third "pool and split" combinatorial chemistry technique uses what are referred to as "hard tags" and is proprietary to a specific large pharmaceutical company.

      A fourth competitive approach is to perform a series of individual chemical reactions, typically using a robotic system. The result of robotic synthesis is compounds in individually labeled vessels. Robotic synthesis also yields larger quantities of each compound than are usually achieved in combinatorial mixtures such as Pharmacopeia Labs'. Using robotic synthesis, however, requires extensive labor and time when compared with Direct Divide combinatorial chemistry. This labor and time disadvantage increases exponentially with library size.

EXCLUSIVE LICENSE WITH COLUMBIA UNIVERSITY AND COLD SPRING HARBOR LABORATORY

      In 1993, the Company entered into an exclusive license agreement with Columbia and Cold Spring (jointly, the "Licensors") covering technology related to tagged combinatorial chemical libraries and methods of preparing and utilizing such libraries. The licensed technology includes patents and patent applications filed by Columbia and Cold Spring covering the use of encoding tag sets to implement the drug discovery process using combinatorial chemistry libraries. The Company is obligated to pay a minimum annual license fee of $100,000. The term of the agreement is the later of (i) 20 years or (ii) the expiration of the last patent relating to the technology, at which time the Company has a fully paid license to the technology. The Company is also obligated to pay royalties to the Licensors based on net sales of pharmaceutical products developed by the Company as well as a percentage of all other payments and royalties received by the Company from customers where the Company has utilized the technology licensed from the Licensors.

PATENTS AND PROPRIETARY INFORMATION

      The Company and its licensors currently have nineteen issued U.S. patents and a number of pending U.S. and foreign patent applications relating to various aspects of the Company's technology, including its molecular tags, certain screening technologies and its libraries or compounds contained therein. These patents and patent applications are either owned by the Company or rights under them are licensed to the Company. Of particular note, the Company is the exclusive licensee of U.S. patents issued on October 15, 1996, February 24, 1998 and August 4, 1998 which provide broad protection to the Company's use of encoded combinatorial libraries. The Company's success will depend in large part on its ability, and the ability of its licensees and its licensors, to obtain patents for its technologies and the compounds and other products, if any, resulting from the application of such technologies, defend patents once obtained, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries.

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

GOVERNMENT REGULATION OF PHARMACOPEIA LABS

      Regulation by governmental entities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that may be developed by a customer of Pharmacopeia Labs or, in the event Pharmacopeia Labs decides to develop a drug beyond the preclinical phase, by Pharmacopeia Labs. The nature and the extent to which such regulation may apply to Pharmacopeia Labs' customers will vary depending on the nature of any such pharmaceutical products. Virtually all pharmaceutical products developed by Pharmacopeia Labs' customers will require regulatory approval by governmental agencies prior to commercialization. In particular, human pharmaceutical therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures by the U.S. Food and Drug Administration ("FDA") and by foreign regulatory authorities. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations are time consuming and require the expenditure of substantial resources.

      Generally, in order to gain FDA approval, a company must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a compound's efficacy and to identify any safety problems. The results of these studies are submitted as a part of an Investigational New Drug application ("IND") that the FDA must review before human clinical trials of an investigational drug can start. In order to commercialize any products, Pharmacopeia Labs or its customer will be required to sponsor and file an IND and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy that are necessary to obtain FDA approval of any such products. Clinical trials are normally done in three phases and generally take two to five years, but may take longer, to complete. After completion of clinical trials of a new product, FDA and foreign regulatory authority marketing approval must be obtained. If the product is classified as a new drug, Pharmacopeia Labs or its customer will be required to file a New Drug Application ("NDA") and receive approval before commercial marketing of the drug. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. NDAs submitted to the FDA can take, on average, two to five years to obtain approval. If questions arise during the FDA review process, approval can take more than five years. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the United States, Pharmacopeia Labs will also be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. The research and development processes of Pharmacopeia Labs involve the controlled use of hazardous materials. Pharmacopeia Labs is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although Pharmacopeia Labs believes that its activities currently comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, Pharmacopeia Labs could be held liable for any damages that result and any liability could exceed the resources of Pharmacopeia Labs. In addition, there can be no assurance that Pharmacopeia Labs will not be required to incur significant costs to comply with environmental laws and regulations in the future.

PHARMACOPEIA LABS' SOURCES OF SUPPLY

      Pharmacopeia Labs currently relies on one supplier to provide plastic filter bottom microtiter plates that are used in the assay plate preparation process. Should Pharmacopeia Labs be unable to obtain an adequate supply of these or comparable filter bottom plates at commercially reasonable rates, its ability to continue to prepare assay plates would be materially and adversely affected.

PHARMACOPEIA LABS' PHARMACEUTICAL MANUFACTURING AND MARKETING

      Pharmacopeia Labs does not expect to directly manufacture or market any pharmaceutical products that may be developed under its collaborative arrangements. However, Pharmacopeia Labs may, in the future, consider undertaking such activities if it believes they are appropriate under the circumstances. Pharmacopeia Labs has no experience in developing pharmaceutical products or in manufacturing or marketing products on a commercial scale. Pharmacopeia Labs may not have the resources to develop or to manufacture or market by itself on a commercial scale any products identified by it. In the event Pharmacopeia Labs decides to establish a manufacturing facility, Pharmacopeia Labs will require substantial additional funds, and will be required to hire and train significant additional personnel and comply with the extensive FDA "good manufacturing practice" regulations applicable to such a facility.

                                OVERVIEW OF MSI

      MSI is a leading provider of molecular modeling and simulation software. MSI designs, develops, markets and supports software that facilitates the discovery and development of new products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries. Using MSI's software products, researchers are able to increase the speed and efficiency of the research and development cycle, thereby reducing product development costs and shortening the time to market for new product introductions and process improvements. MSI's customers comprise leading commercial, governmental and academic organizations, including many of the largest pharmaceutical, biotechnology, chemical, petroleum and semiconductor companies worldwide.

      MSI has a comprehensive product suite consisting of over 100 application modules based on proprietary technologies that employ fundamental scientific principles, advanced computer visualization, molecular modeling techniques and computational chemistry. MSI's application products allow scientists to perform molecular level computations of chemical, biological and physical properties, to simulate, visualize and analyze chemical and biological systems, and to communicate the results to other scientists. MSI's products are based upon advanced software architectures that facilitate the development, integration and deployment of new software products. MSI also offers open access to its core software development environment, within which customers and third-party licensees can develop, integrate and distribute their own software applications for computational chemistry, biology and materials research. MSI markets its products and services worldwide, principally through its direct sales force based in the United States and Europe and through its distribution network in the Asia/Pacific region.

      MSI plans to continue enhancing its product and service offerings for simulation specialists, who are the principal users of MSI's products. In addition, MSI plans to broaden significantly its user base to include the much larger population of experimentalists--laboratory scientists and engineers that engage in experimental activities. MSI has packaged its core simulation technologies into solutions-oriented applications known as computational instruments. These products are easier to use than traditional simulation products and perform specific functions analogous to typical laboratory procedures. Recently, MSI has developed its WebLab family of products, which are computational instruments accessible over corporate intranets. These instruments create a "virtual laboratory" of computational instruments and other products for use on desktop computers by a broad range of scientists to perform computational chemistry, biology and materials experiments.

MSI INDUSTRY BACKGROUND

      For companies in the pharmaceutical, chemical and materials industries, innovation in the discovery and development of new products and the rapid, cost-effective commercialization of these products is crucial to success. To keep pace with scientific advancement, companies in these industries invest considerable resources in technologies designed to help discover, develop and commercialize new products and processes. The pace of technical progress has resulted in the increased use of computation to simulate processes, predict the outcome of product designs and decrease the time to market.

      Many factors that affect a product's performance, including activity, bioavailability, toxicity, shelf life and environmental impact, are governed by fundamental, atomic level properties such as molecular shape, structure and reactivity. Molecular simulation was developed to predict these molecular properties and help researchers discover new products, sharpen the focus of experimental activities and improve ultimate product performance. Beginning in the late 1970's, major pharmaceutical and chemical companies began to use molecular simulation in their research and development activities.

      Increased academic and commercial investment in the 1980's improved the utility of these new simulation technologies. As researchers began to migrate from mainframe and minicomputer-based systems to high performance UNIX workstations, companies emerged to provide commercial quality molecular visualization and computational chemistry software products.

THE MSI SOLUTION

      MSI offers a broad suite of software products and services designed to enable MSI customers to shorten product lead times, reduce research and development costs, improve product and process performance, collect and compute otherwise inaccessible information, and communicate more effectively both inside and outside an organization. MSI's products and services incorporate the following attributes:

o Validated Core Technology. MSI's core technology consists of a number of fundamental, scientifically proven methods for conducting predictive computer modeling of chemical, biological and materials phenomena at the atomic and molecular scale. This core technology is validated by over a decade of industrial use and by the publication of more than 400 presentations, papers and articles citing applications of this technology.

o Broad Applicability. MSI's validated core technology enables MSI to offer a wide range of products and services to a variety of industries, including the pharmaceutical, biotechnology, chemical, petrochemical, electronics, food, paper, agrochemical, aerospace, plastics, paint and natural gas industries. MSI's products simulate and analyze both small molecules that may be candidates for new drugs and more complex molecular structures such as DNA or the polymers found in plastics and rubber. These products are used in research applications as diverse as drug discovery, protein design and structure determination, crystallization and formulation, polymer property prediction, catalysis and development of electronic materials.

o Open Architecture. MSI's products are based upon an open architecture that allows customers, collaborators and third parties to develop software applications in the same development environment used internally by MSI. MSI's core molecular modeling functions are included in this open environment, which permits developers to focus on their particular scientific interests and increase the power and utility of their programs by integrating them with MSI's products.

o Ease of Use. MSI develops software products that are integrated, modular, focused on specific research areas or techniques, and accessible by an intuitive graphical user interface ("GUI"). MSI's GUI enables experimentalists to use molecular simulation in a manner consistent with established analytical and laboratory techniques, in a user-friendly computational environment.

o Increased Access. MSI is developing a Web-based product line that targets a broader group of users, including experimentalists and engineers. Web browsers and other software products are used increasingly by scientific researchers on desktop computers to search for, analyze and communicate scientific data, particularly within corporate intranets. MSI's Web-based products use familiar Web browser technology and are built upon MSI's open architecture and validated core technology.

MSI'S BUSINESS STRATEGY

      MSI's objective is to strengthen its position as a leading provider of molecular simulation products and services worldwide by providing a set of productivity tools that are integral to the research and development activities of its customers. The key elements of MSI's strategy to achieve this objective include:

o Expand User Base. MSI plans to increase its number of sales personnel in order to increase sales to its key accounts and pursue new customers within existing markets. In addition, MSI's products have been designed to expand use of its software to include not only a growing number of simulation specialists, but also the much larger group of experimentalists. MSI believes it can leverage its strong relationships with simulation specialists to help promote use of MSI products by other scientists working in the same organization as the specialists.

o Leverage Core Technology and Maintain Technology Leadership. MSI believes its core technology has helped position MSI at the forefront of simulation technology providers. MSI intends to continue to make significant investments in research and development in order to improve the efficiency and predictive accuracy of its core technology and to maintain its technology leadership. Further, MSI's strategy for WebLab is to create a "virtual laboratory" that allows access to MSI's validated core technology from desktop computers operating within corporate intranets.

o Become the Industry Standard. MSI has created a development product, the Cerius2 Software Developer's Kit ("Cerius2 SDK"), that allows customers and third-party licensees to use MSI's open architecture to create their own applications for internal use or for distribution. MSI is extending this development product to include the WebLab SDK for applications development within MSI's WebLab environment. The open architecture facilitates communication within and between companies and institutions that use MSI's products. MSI intends to continue to promote its development environment as the industry standard for use and development of molecular simulation and related applications.

o Promote Strategic Technology Relationships. MSI strengthens its internal scientific and technical expertise through MSI's consortia and through joint development projects with leading academic, governmental and industrial researchers. MSI will continue to pursue strategic relationships with third parties in order to provide it with early access to new technologies, facilitate market acceptance of new products and reduce internal research and development investment.

MSI'S TECHNOLOGY

     MSI's core technology delivers predictive models of chemical, biological and materials phenomena within MSI's open environment. This technology simulates interatomic and intermolecular interactions, and a wide range of corresponding properties, including molecular structure, activity, diversity, stability, morphology, solubility, adhesion, adsorption, diffusion, color, analytical spectra, and optical, electrical and mechanical properties. The benefits of MSI's technology have been validated by more than 400 published presentations, papers and articles citing MSI's technology.

Methods

     There are four primary classes of molecular simulation methods, all of which are employed by MSI in its products:

     Quantum Methods. Quantum methods, the most fundamental of MSI's methods, compute interatomic interactions at the level of electrons and nuclei. These methods make the least number of assumptions about the nature of relevant interactions and require little or no parameterization. These methods are capable of simulating which combinations of elements are stable, how chemical reactions occur, and other electronic structural properties such as reactivity, color and magnetism. These methods are the most computationally demanding and are applied to small, carefully selected models.

     Molecular Methods. Molecular methods probe molecular conformations and the interactions between molecules based on simplified analytical expressions. These methods include automated procedures for probing how a drug molecule binds to an active site, what conformations a polymer chain may adopt, what similarities exist between a new amino acid sequence and protein sequences for which tertiary structures are known, and they also include tools used to determine structure based on X-ray diffraction or NMR data.

     Correlative Methods. Correlative methods identify interrelationships between structure and properties that can be used predictively. In many cases, macroscopic properties are known to be determined by molecular-level behavior, but the analytical details of these relationships are not known. The quantitative structure activity relationship methods ("QSAR") provide a framework in which to correlate molecular attributes and macroscopic properties. The framework can predict, to a reasonable degree of confidence, the properties of molecules that are comparable with a control set for which properties have been measured.

     Statistical Methods. Statistical methods are needed when many different configurations must be sampled or when macroscopic properties reflect an averaging over many different states. These include methods for modeling complex polymer structures, computing thermodynamic parameters and conducting statistical analyses of real and virtual molecular libraries.

Open Architecture

     MSI has pioneered an open molecular simulation software architecture, Cerius2, which includes an efficient data model; libraries of mathematical, chemical and graphical utilities; and a client/server data and communications management layer. Cerius2, a modular, object-oriented system, is written principally in C++ and uses industry-standard protocols such as MOTIF and TCP/IP. This modular architecture is designed to provide streamlined access to the various methods, allowing their use in discrete, combined and packaged ways. The Cerius2 application programming interfaces ("APIs") are used by MSI's internal developers to create products. The same APIs are made available through the Cerius2 SDK to customers and third-party licensees. Using the Cerius2 open architecture and its validated methods, MSI has created its computational instruments. In each of these computational instruments, a particular application of one or more methods is precalibrated, parameters and protocols are predefined and results are delivered in an easily interpretable fashion. These computational instruments are designed for and used by experimentalists, such as synthetic, analytical and formulation chemists.

      WebLab is a Web-enabling extension of the Cerius2 open architecture, and is the medium by which MSI can deliver desktop products for experimentalists. Accessed from a Web browser operating as a client, these products make use of both the Cerius2 architecture and MSI's methods running on a server machine. The server is a UNIX workstation accessed through a corporate intranet. The client browser application is created using industry-standard languages and protocols. The WebLab Viewer, a helper application, provides improved performance in the display and manipulation of molecular structures. Versions of the WebLab Viewer have been released for PCs running under Windows 95 and Windows NT.

      MSI's Cerius2 architecture, graphics and interface subsystems are supported on Silicon Graphics and IBM UNIX workstations. Certain of the methods are also supported on vector supercomputers and on shared and distributed memory parallel architectures. Existing and planned WebLab products will run on major platforms that support standard browser technology.

MSI'S PRODUCTS AND SERVICES

      Based upon the technology described above, MSI provides an extensive suite of software products used throughout the research and development cycle. MSI believes that offering a "single-shop," integrated molecular simulation solution is a significant benefit to its customers. MSI's product family consists of over 100 application modules.

      MSI's methods products are powerful, full-featured simulation engines used primarily by simulation specialists. MSI's application packages are targeted, solutions-oriented modules usually built upon MSI's methods. These application packages are also used by simulation specialists and, in the case of computational instruments, by experimentalists. The Cerius2 Visualizer has a flexible card-stack layout and is designed to be user-friendly for the experimentalist as well as the simulations specialist. MSI's WebLab products are simple-to-use, desktop products designed for specific research tasks of experimental chemists, biologists and engineers. MSI's methods products, applications packages, graphical modeling systems and WebLab Viewer are used throughout the pharmaceutical, biotechnology, chemical and materials industries.

      MSI's individual software modules are priced from $2,500 to $75,000 for an industrial customer on a UNIX workstation with a single processor. A typical commercial product installation for a new user in one application area costs approximately $50,000. Larger installations might include software modules for several different application areas and for multiple processors or workstations. MSI's WebLab products have individual user prices of less than $5,000; the WebLab ViewerLite is provided at no charge on a compact disc or may be downloaded from MSI's Web site.

MSI's Customer Applications

     MSI's products are used in a variety of research areas within a number of industries. The principal research and development areas in which MSI products are used include the following:

     Protein Design. The pharmaceutical, biotechnology, cosmetics and agrochemical industries use MSI's software to understand the relationship between protein structure and function and to analyze, modify and tailor proteins and peptides. MSI's protein modeling products integrate capabilities in structure generation, molecular simulation, protein database search and analysis, molecular visualization and presentation. Products used in protein design include Cerius2 and Insight II modules, QUANTA, Discover and CHARMm.

     Macromolecular Structure Determination. Protein structure determination is a prerequisite for a structure-based route to drug discovery in the pharmaceutical and biotechnology industries. MSI provides complete software systems that streamline the process of protein structure determination from X-ray and NMR data. These systems include products for data processing and reduction, rapid model building, structure refinement, model evaluation, analysis and graphical display. Products used in protein structure determination include X-PLOR, Insight II application modules, QUANTA, Discover, CHARMm and Felix.

     Rational Drug Design. MSI's rational drug design products are used in the pharmaceutical and biotechnology industries. These products allow the design and optimization of small, organic therapeutics, based on a protein active site model or on activity data for a set of compounds. Related techniques are used to design and assess combinatorial molecular libraries. Products used in drug design include Catalyst, Cerius2 and Insight II application modules, QSAR and Discover.

     Polymer Modeling. Polymer modeling products are used by researchers in the chemical, plastics, rubber, adhesives, petrochemical, aerospace and automotive industrial sectors. Polymer researchers seek to analyze and predict polymer properties and establish the link between these properties and the molecular-level structure of the material. MSI's polymer software products allow these researchers to construct and characterize models of polymers and predict key properties, such as blend compatibility, mechanical behavior, cohesion and adhesion to surfaces. MSI's polymer products include Cerius2 and Insight II application modules, QSAR and Discover.

     Crystallization. Crystallization phenomena are important to development and formulation departments in companies in the pharmaceutical, paint and pigment, petrochemical and chemical industrial sectors. MSI offers products to predict crystal structure, polymorphism and crystal shapes, and to design additives to control or inhibit crystal growth. MSI's crystallization products include Cerius2 and Insight II application modules, Discover, DMol, CASTEP and QSAR.

     Electronics Research. The trend toward microminiaturization of electronic devices has created a need for improved processes and materials. MSI's software products are used by semiconductor and electronics companies to understand surface chemistry, defects, thin oxide layers, magnetic properties and the performance of new packaging materials. These products include Cerius2 and Insight II application modules, Discover, DMol and CASTEP.

     Chemical Reactions. Understanding, controlling and improving chemical conversions is a key research and development objective of petrochemical, chemical and pharmaceutical companies. MSI offers a range of quantum methods products for simulating chemical reactivity, conversions and thermochemical data, including Cerius2 and Insight II application modules, DMol and CASTEP.

     Catalysis and Sorption. MSI's catalysis and sorption products are used by companies in the chemical, petrochemical, natural gas and plastics industries and by catalyst manufacturers to characterize catalysts and sorbent materials and to simulate thermodynamic and reactivity data. MSI's products are used to characterize and design metallocene catalysts, zeolites and other molecular sieves, and metal oxides. MSI's catalysis and sorption products include Cerius2 and Insight II application modules, Discover, DMol and CASTEP.

     Analytical Simulation. MSI's analytical products are used by companies in each of the markets served by MSI to display and interpret diffraction, electron microscopy, infra-red and other analytical data. MSI's analytical products include Cerius2 and Insight II application modules, and Felix.

MSI's Other Products and Services

      Integration Products. The Cerius2 SDK offers customers and third-party licensees a standard simulation environment in which to develop and integrate their own applications. The Cerius2 SDK provides an external developer with access to the full set of Cerius2 APIs used by MSI's own internal development staff. With the Cerius2 SDK a developer can employ any of the functions, subsystems or methods embodied in or accessible through Cerius2 to integrate an external program or to create additional application functionality, with a corresponding Cerius2 GUI. MSI is extending Cerius2 SDK to include the WebLab SDK for applications development within MSI's WebLab environment.

      Databases. Databases are a close adjunct to MSI's software products. MSI resells a number of scientific databases for use with its product modules, including Derwent's World Drug Index, MDL Information Systems' Available Chemical Directory, and the Brookhaven Protein Databank.

      Accelerated Research Services. MSI offers consulting, contract research, custom development and systems integration services. MSI's accelerated research services allow its customers to benefit from MSI's facilities and the expertise of MSI's staff in outsourcing these types of specialist functions. In certain contract research projects, MSI may receive some future compensation in the form of a royalty payment on sales of products or processes that result from the project. MSI intends to continue to apply its technology and the expertise of its staff to design new products and processes, both internally and through collaborative activity, and to benefit from such projects when possible through future royalty payments.

      Computer Hardware. As a convenience to its customers, MSI acts as a value-added reseller of computer hardware in order to deliver a complete turn-key molecular simulation system. MSI purchases substantially all of its hardware for resale from Silicon Graphics, Inc. ("SGI"). MSI's agreement with SGI obligates MSI to meet an annual minimum purchase volume. Under the agreement, SGI provides installation, support and maintenance with respect to the computer hardware.

MSI'S CUSTOMERS

      MSI's customer base consists of leading commercial, governmental and academic organizations. No MSI customer accounted for more than 10% of the Company's revenues during the fiscal year ended December 31, 1998.

      Industrial Customers. MSI industrial customers include many of the largest pharmaceutical, biotechnology, chemical, petroleum and semiconductor companies worldwide. In each of the past three fiscal years, a significant portion of MSI's total revenue has been derived from pharmaceutical, biotechnology and chemical companies.

      Governmental Customers. Many major governmental institutions in the United States, Canada, Europe and the Asia/Pacific region use MSI's products.

      Academic Customers. Many of the world's leading universities in the United States, Europe and the Asia/Pacific region use MSI's products. This use historically has been for purposes of academic research, but MSI believes its products increasingly may be used as a part of formal university teaching curricula.

MSI'S STRATEGIC AND ACADEMIC ALLIANCES

      MSI has entered into a number of strategic alliances relating to product development, product distribution and joint marketing. MSI plans to continue to cultivate relationships with academic, governmental and commercial research organizations for purposes of identifying and licensing new technology for MSI to use in product development. In addition, MSI plans to maintain and expand its alliances focused on compatibility of MSI's products with databases and database management systems, other computational chemistry and molecular simulation products, and products in related markets such as laboratory instrumentation. MSI also intends to continue to enter into porting and joint marketing arrangements with hardware vendors on whose systems MSI's products operate.

MSI'S CONSORTIA

      Since 1986, MSI has formed a number of consortia with outside parties, commonly for purposes of market expansion. MSI believes the formation and management of these consortia helps MSI focus on topical industrial needs and establishes the consortia members as an initial customer base for its products. MSI believes its consortia help MSI establish valuable working relationships with leaders in its target markets.

      These consortia bring together groups of industrial researchers, academic experts and MSI scientists that focus on developing, validating and applying simulation to the target industrial research area. Typically, MSI consortia participants provide funds and a liaison to MSI. Each consortium generally has a three-year term and has a defined set of objectives and milestones that are updated and re-prioritized annually by the consortium's members. Some of the consortia have been extended beyond their initial terms in order to continue the benefits of the collaborative activities.

      MSI has four active consortia in the following research areas: Polymers, Catalysis and Sorption, Combinatorial Chemistry and Pharmaceutical Development. Consortia agreements are generally one to three years in length and require the consortium participant to pay MSI an annual fee. In return, consortium members obtain rights to participate in meetings, vote on product development priorities and non-exclusive licenses to use software products developed as a result of the consortium activities.

MSI SALES AND MARKETING

      MSI markets its products and services worldwide. In the United States and Europe, MSI has direct sales forces, consisting of field sales and telesales representatives. In Japan and other Asia/Pacific countries, MSI distributes its products and services through TMSI, which manages a network of subdistributors in this region. MSI and Teijin each own 50% of TMSI.

      North and South America; Europe. MSI employs direct sales representatives and telesales representatives to market and sell MSI's products and services. Certain of the telesales representatives focus exclusively on sales to academic researchers. The direct sales representatives and remaining telesales representatives work in teams selling to commercial and governmental accounts in assigned geographic territories and focus on either life science industries or material sciences industries. The direct sales representatives typically focus on larger accounts and account transactions greater than $50,000 and work closely with MSI's pre-sales support scientists in order to demonstrate MSI's products and their applicability to various research and development efforts.

      Japan and the Asia/Pacific region. MSI has a distribution agreement with TMSI under which TMSI serves as the exclusive distributor of MSI's products and services in Japan, South Korea, Taiwan, Hong Kong, China, India, Singapore, Malaysia, Australia and New Zealand. TMSI has been MSI's exclusive distributor in Japan since April 1, 1992 and in the other Asia/Pacific countries since April 1, 1994. TMSI's Japanese office has sales, marketing and administrative personnel who manage and support four subdistributors in Japan. TMSI also maintains an office in Korea with sales, marketing and administrative personnel who manage and support subdistributors and conduct direct sales activities in the other Asian countries. TMSI's subdistributor agreements generally renew automatically each year but may be terminated if either party gives notice 90 days prior to expiration of the then current term.

      In support of its sales activities, MSI participates in industry trade shows, publishes its own magazine, places advertisements in other industry publications, publishes articles in industrial and scientific publications, conducts direct mail campaigns, sponsors industry conferences and seminars, and maintains a World Wide Web home page that contains information about MSI and its product and service offerings.

MSI PRODUCT DEVELOPMENT

      MSI's development efforts are focused on expanding its simulation software product line, designing enhancements to MSI's core technology and integrating existing and new products into MSI's principal software architectures. MSI intends to offer regular updates to its products and to expand its existing product suite. A key component of MSI's product development activities is the extension of its core UNIX-based software architecture to accommodate access to MSI's products from Web browser technology operating on desktop computers.

      MSI licenses products or otherwise has acquired products from corporate, governmental and academic institutions including BASF AG, Bayer AG, Bristol-Myers Squibb, DuPont, California Institute of Technology, the University of Cambridge and Harvard University. These arrangements sometimes involve joint development efforts and frequently require the payment of royalties by MSI. The development and royalty obligations, scope of distribution rights, duration and other terms of these arrangements vary depending on the product, the market, resource requirements, the other parties with whom MSI contracts and other factors. MSI has also developed products with funding and direction from customers through MSI's consortia activities. See "-- Consortia." MSI intends to continue to license or otherwise acquire technology or products from third parties in the future and to develop products as part of its consortia arrangements with customers.

MSI CUSTOMER SERVICES AND SUPPORT

      MSI is committed to providing customers with superior support including telephone, electronic mail, fax and Internet-based technical support services; training; user group conferences; and targeted contract and consulting services involving application of MSI's technology and scientific expertise to particular research needs of customers. MSI believes that a high level of customer service, support and training is critical to the adoption and successful utilization of its products.

      Purchases of multi-year licenses to use MSI's software products include one year of maintenance services, consisting of technical support and software upgrades. Thereafter, MSI offers renewals of maintenance services on an annual basis for an annual fee. Annual licenses to use MSI's software products generally include all maintenance services. Most of MSI's customers contract for maintenance and support services. These give customers access to new releases, technical notes, documentation addenda and other support required to utilize MSI's products effectively, including access to MSI's technical and scientific support personnel during extended business hours. Through its distribution channels, MSI offers training conducted by staff knowledgeable in both the theory and application of molecular simulation. Technical newsletters and bulletins and advance notification about future software releases are sent to customers to keep them informed and to help them with resource allocation and scheduling. To maintain an ongoing understanding of customer requirements, MSI sponsors scientific symposia and user group meetings throughout the year.

MSI'S COMPETITORS

      The market for MSI's products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. MSI's competitors offer a variety of products and services to address this market. MSI believes that the principal competitive factors in this market are product quality, flexibility, ease-of-use, scientific validation and performance, functionality and features, open architecture, quality of support and service, reputation and price. Competition currently comes from the following principal sources: other molecular simulation software packages and software for analysis of chemical and biological data; desktop software applications, including chemical drawing, molecular modeling and analytical data simulation applications; consulting and outsourcing services; other types of simulation software provided to engineers; and firms supplying databases, such as chemical or genomic information databases, database management systems and information technology. In addition, certain of MSI's licenses grant the right to sublicense MSI's software. As a result, MSI's customers and third-party licensees could develop specific simulation applications using the Cerius2 SDK and compete with MSI by distributing such programs to potential customers of MSI. Customers or licensees could also develop their own simulation technology and cease using MSI's products and services. Further, they may choose to sublicense such technology, in which case MSI may receive royalty payments.

      Certain of MSI's competitors and potential competitors have longer operating histories than MSI and have greater financial, technical, marketing and other resources. Further, many of MSI's competitors offer products and services directed at more specific markets than those targeted by MSI, enabling these competitors to focus a greater proportion of their efforts on such markets. Certain offerings that are competitive with MSI's products and services are developed and made available by governmental organizations and academic institutions, and these entities may be able to devote substantial resources to product development and also offer their products to users for little or no charge. There can be no assurance that MSI's current or potential competitors will not develop products, services or technologies that are comparable to, superior to, or render obsolete, the products, services and technologies offered by

MSI. There can be no assurance that MSI's competitors will not adapt more quickly than MSI to technological advances and customer demands, thereby increasing such competitors' market share relative to that of MSI. Any material decrease in demand for MSI's technologies or services may have a material adverse effect on the business, financial condition and results of operations of MSI.

MSI'S SOURCES OF SUPPLY

      MSI purchases substantially all hardware products that it resells to its licensees from a single vendor. Management believes that other vendors could be identified who could provide MSI and its licensees with similar hardware products at comparable terms. However, any disruption of supply could cause a temporary adverse effect in MSI's revenues during any period requiring porting of MSI software products to alternative hardware platforms or negotiation of alternative supply and distribution agreements.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

      MSI relies primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary rights. MSI also has two United States patents. MSI believes that factors such as the technological and creative skills of its personnel, new product development, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technical leadership position. MSI seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Further, there can be no assurance that MSI's patents will offer any protection or that they will not be challenged, invalidated or circumvented. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to MSI's technology. Despite MSI's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of MSI's products or to obtain and use information that MSI regards as proprietary. In limited instances, MSI has licensed source codes of certain products to customers or collaborators. For these reasons, policing unauthorized use of MSI's products therefore may be difficult. In addition, the laws of some foreign countries do not protect proprietary rights as fully as do the laws of the United States.

      There can be no assurance that MSI's means of protecting its proprietary rights in the United States or abroad will be adequate.

      There can be no assurance that third parties will not claim infringement by MSI of their intellectual property rights. From time to time MSI receives letters from third parties claiming or suggesting that its products may infringe patents or other intellectual property rights. In particular, MSI has received letters from Tripos, Inc. and Immunex Corporation stating that MSI's products may be relevant to patents held by them. MSI has investigated these matters and believes that they are immaterial to the operations of MSI. There can be no assurance, however, that MSI's products do not infringe upon the patent or other intellectual property rights of these or other third parties, that MSI will not be required to seek licenses for or otherwise acquire rights to technology as a result of claims of infringement or that these or other companies will not bring infringement suits against MSI. MSI expects in general that simulation software product developers will increasingly be subject to infringement claims as the number of products and competitors in MSI's industry segments grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require MSI to enter into royalty or licensing agreements.

Such royalty or licensing agreements, if required, may not be available on terms acceptable to MSI, if at all. In the event of a successful claim of product infringement against MSI, the failure or inability of MSI to license or design around the infringed technology would have a material adverse effect on MSI's business, financial condition and results of operations.

                         INTEGRATED BUSINESS ACTIVITIES

      Although the Company currently operates Pharmacopeia Labs and MSI primarily as two separate businesses as described in the previous sections of this document, the Company is exploring ways in which the businesses might be further improved through the integration of certain business functions. For example, the Company has formed the Center for Informatics and Drug Discovery
(CIDD) wherein a dedicated staff of research employees are investigating ways in which the Pharmacopeia Labs technology and the MSI software technology might be integrated. Initially, the CIDD will use Pharmacopeia Labs' database of chemical and biological interactions to test and validate computational approaches to drug discovery, with the goal of enhancing the quality and predictive utility of MSI's software. The CIDD will also seek to "mine" the millions of data points of information generated by Pharmacopeia Labs through its drug discovery efforts for use in future drug discovery programs. The Company believes that the integration of the laboratory knowledge accumulated at Pharmacopeia Labs with the simulation knowledge accumulated at MSI could create combined informatics product offerings as well as improved laboratory services and simulations software. The Company is also exploring ways in which the MSI direct sales force could assist Pharmacopeia Labs in its sales and marketing endeavors.

          RISKS ASSOCIATED WITH CONSOLIDATED INTERNATIONAL OPERATIONS

      In 1998, approximately 57% of the Company's consolidated revenue was derived from customers outside the United States both through international subsidiaries and on an export basis. Approximately 38% of the Company's revenue was derived from customers in Europe and approximately 19% was derived from customers in the Asia/Pacific region. The Company anticipates that international revenue will continue to account for a significant percentage of revenue in the future. The Company's international operations are subject to risks inherent in the conduct of international business, including unexpected changes in regulatory requirements, longer payment cycles, exchange rate fluctuations, export license requirements, tariffs and other barriers, political and economic instability, limited intellectual property protection, difficulties in collecting trade receivables, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary or joint venture operations, and potentially adverse tax consequences. Certain East Asian countries are currently experiencing severe economic turmoil, represented by depressed business conditions and volatility in local currencies. Such conditions may adversely impact the Company's financial results as a result of customers altering their spending plans and by subjecting the Company to greater foreign exchange exposure. There can be no assurance that the Company will be able to sustain or increase international revenue and there can be no assurance that any of the foregoing factors will not have a material adverse effect on the Company's international operations and therefore its business, financial condition and results of operations. The Company's direct international sales generally are denominated in local currencies.
Fluctuations in the value of currencies in which the Company conducts business relative to the United States dollar result in currency transaction gains and losses, and the impact of future exchange rate fluctuations cannot be accurately predicted. There can be no assurance that future fluctuations in currency exchange rates will not have a material adverse impact on revenue from international sales, and thus the Company's business, financial condition and results of operations. When deemed appropriate, the Company engages in currency exchange rate hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations. There can be no assurance that any currency hedging policies will be successful, or that they will not increase the negative impact of exchange rate fluctuations.

                     CONSOLIDATED RESEARCH AND DEVELOPMENT

      Pharmacopeia's consolidated expenses for research and development activities were as follows:

                        Year Ended December 31 (in thousands)
                -----------------------------------------------------
                      1996              1997              1998
                -----------------   ---------------   ---------------

Collaborative        $13,129           $16,931           $20,307
Proprietary           20,945            25,251            28,656

  These increased amounts primarily reflect additional costs incurred with the expansion of Pharmacopeia Labs' chemical library production and screening efforts for collaborations and for its own use, and additional costs incurred at MSI related primarily to Weblab.

                             CONSOLIDATED EMPLOYEES

  As of December 31, 1998, the Company had 546 regular employees, 344 of whom were in research and development, including 182 chemists, biologists and engineers holding doctorate degrees. None of the Company's employees is covered by collective bargaining agreements. Management considers its relations with its employees to be good.

                 IMPORTANT RISK FACTORS REGARDING CONSOLIDATED
                           FORWARD LOOKING STATEMENTS

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

  Further, the Company's receipt of revenues from collaborative arrangements is affected by the timing of efforts expended by the Company and the timing of lead compound identification. The Company's products and services will only result in commercialized pharmaceutical products generating milestone payments and royalties upon significant preclinical and clinical development, requisite regulatory approvals, the establishment of manufacturing capabilities and successful marketing. The Company does not currently intend to perform any of these activities, other than in some instances preclinical work. Therefore, the Company will be dependent upon the expertise and dedication of sufficient resources by third parties to develop and commercialize products based on library compounds produced and lead compounds discovered by the Company. Should a collaborative partner fail to develop or commercialize a compound or product to which it has rights from the Company, the Company may not receive any future milestone payments or royalties associated with such compound or product. The Company's contractual arrangements with its customers do not obligate the customers to develop or commercialize lead compounds discovered by the Company. In addition, there can be no assurance that any such development or commercialization would be successful. The compound basis for drugs developed by a customer may be a derivative or optimized version of the lead compound provided to the customer by the Company. While the Company's existing collaborative agreements provide that the Company will receive milestone payments and royalties with respect to certain products developed from certain derivative compounds, there can be no assurance that disputes will not arise over the application of payment provisions to such products. There can be no assurance that current or future collaborative partners will not pursue alternative technologies, or develop alternative products either on their own or in collaboration with others, including the Company's competitors, as a means for developing treatments based on the targets which are the subject of the collaborative arrangements with the Company.

  The Company's success is also dependent on the results of operations of its wholly-owned subsidiary, MSI. The ability of MSI to increase revenue from the license of its products is dependent upon increased market acceptance of MSI's software products and services. MSI's products are used primarily by simulation specialists. MSI's strategy is to expand usage of its products and services by marketing and distributing its software, in part through its Web-based products, to experimentalists. If MSI cannot expand its customer base to include experimentalists, or if MSI otherwise cannot successfully market and sell its Web-based products and related services, MSI may not be able to increase its revenue, or its revenue may decline. In general, increased market acceptance and greater market penetration of MSI's products depend upon several factors, including the overall product performance, ease of implementation and use, accuracy of simulation, breadth and integration of product offerings and the extent to which users achieve the intended research and development benefits from their use of MSI's products and services. There can be no assurance that MSI's products and services will achieve increased market acceptance or penetration in MSI's target industries or other industries. Failure to increase market acceptance or penetration would restrict substantially the future growth of MSI and may have a material adverse effect on the Company.

  The Company's success will also depend upon certain issues arising in connection with the Company's patents and proprietary technology. See "Business -- Patents and Proprietary Information."

                        CONSOLIDATED SEGMENT INFORMATION

  The information in Note 9 of the Notes to Financial Statements is incorporated herein by reference.

ITEM 2.  PROPERTIES

  Pharmacopeia Labs currently leases and occupies approximately 144,000 square feet in or near Princeton, New Jersey. These leases expire at various dates through 2005. MSI's principal administrative, sales, support, marketing and product development facilities and the MSI corporate headquarters are located in San Diego, California, where MSI has leased 76,635 square feet through December 2006. MSI's European headquarters, along with administrative, sales, support, marketing and product development functions, are located in Cambridge, England, where MSI has leased 6,545 square feet through December 31, 2008 and has subleased an additional 4,952 square feet in the same building through February 1, 2007. MSI leases additional offices in the United States, Europe and Asia.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

     EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

             NAME                  AGE                      POSITION
             ----                  ---                      --------
Joseph A. Mollica, Ph.D.           58    Chairman of the Board, President and Chief Executive
                                         Officer

John J. Baldwin, Ph.D.             64    Chief Science and Technology Officer

Lewis J. Shuster                   43    President and Chief Operating Officer, Pharmacopeia
                                         Laboratories

Saiid Zarrabian                    46    President and Chief Operating Officer, MSI

Stephen A. Spearman, Ph.D.         49    Executive Vice President, Discovery Technology

Nolan H. Sigal, M.D., Ph.D.        49    Senior Vice President, Drug Discovery

Bruce C. Myers                     43    Senior Vice President of Finance, Administration and
                                         Strategic Planning, MSI

Richard J. Walsh                   55    Senior Vice President, Marketing and Business Development

Kenneth P. McCarthy                42    Vice President, Human Resources

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

     Dr. Baldwin has served as Vice President of Chemistry since July 1993, was appointed Senior Vice President of Chemistry in August 1996 and was appointed Chief Science and Technology Officer in June 1998. For a period of thirty years, prior to joining the Company, Dr. Baldwin held a variety of scientific and management positions with Merck Sharp & Dohme Research Laboratories, most recently as Distinguished Senior Scientist. Dr. Baldwin holds more than 140 U.S. patents and is the inventor of Trusopt, a drug for preventing glaucoma. Dr. Baldwin received a Ph.D. in Organic Chemistry from the University of Minnesota.

     Mr. Shuster has served as Chief Financial Officer since November 1994, was appointed Executive Vice President, Corporate Development and Chief Financial Officer in August 1996 and was appointed President and Chief Operating Officer of Pharmacopeia Laboratories in February 1999. Mr. Shuster served as Executive Vice President, Operations and Finance for Human Genome Sciences, Inc., a biotechnology company, from September 1992 to November 1994. From 1986 to June 1992, Mr. Shuster was with Microbiological Associates, Inc., a biological safety testing services company, most recently as President and Chief Executive Officer. Mr. Shuster received a M.B.A. from Stanford University Graduate School of Business.

  Mr. Zarrabian has served as Chief Operations Officer of MSI since October 1994 and was appointed President and Chief Operating Officer, MSI in February 1999. From 1988 to October 1994, Mr. Zarrabian was Vice President and Director of Symbolics Inc. which declared Chapter 11 bankruptcy in January 1993. From 1978 to 1988, Mr. Zarrabian was Director of Mechanical Applications Development at Computervision Corporation.

  Dr. Spearman has served as Executive Vice President, Operations since August 1996 and was appointed Executive Vice President, Discovery Technology in June 1998. From 1975 to August 1996, Dr. Spearman held several positions at CIBA-GEIGY Corporation, most recently as Project Leader. Dr. Spearman received his Ph.D. and M.S. from Emory University. Dr. Spearman also holds a M.B.A. in Finance from Bryant College.

     Dr. Sigal has served as Vice President of Biology since January 1994 and was appointed Senior Vice President, Drug Discovery in August 1996. From 1983 to December 1993, Dr. Sigal held several positions at Merck Research Laboratories, most recently as Executive Director of the Department of Immunology Research. Dr. Sigal received a M.D. and Ph.D. from the University of Pennsylvania.

     Mr. Myers has served as Senior Vice President of Finance, Administration and Strategic Planning, MSI since December 1998. Mr. Myers served as Chief Financial Officer and Secretary to the Board for GTI Corporation from January 1997 to December 1998. From June 1989 to December 1996, Mr. Myers was with Photomatrix, Inc. and served as Chief Financial Officer, Chief Operating Officer and Secretary to the Board. Prior to joining Photomatrix, Mr. Myers spent eleven years with Arthur Andersen & Company. Mr. Myers holds a B.S. in Commerce from the University of Virginia and is a Certified Public Accountant.

     Mr. Walsh has served as Senior Vice President, Marketing and Business Development since February 1998. Mr. Walsh served as Vice President, Corporate Development for Cytogen Corporation from 1994 to 1998. From 1992 to 1994 Mr. Walsh served as Vice President, Biotechnology Acquisition for the Medical and Agricultural groups at American Cyanamid Company. Prior to joining American

Cyanamid Company, Mr. Walsh spent twenty-five years at Parke Davis and its parent, the Warner Lambert Company. Mr. Walsh holds a B.S. degree in Pharmacy from the University of Cincinnati.

     Mr. McCarthy has served as Vice President, Human Resources since September 1996. Mr. McCarthy served as Vice President, Human Resources and Corporate Services for Genelabs Technologies, Inc. from 1990 to 1996. From 1981 to 1990, Mr. McCarthy was with Schlumberger, Inc. and held various personnel management positions. Mr. McCarthy received his B.S. degree in Industrial and Labor Relations from the New York State School of Industrial and Labor Relations of Cornell University.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     The Company's Common Stock has traded on The Nasdaq Stock Market(R) under the symbol PCOP since the Company's initial public offering on December 5, 1995. The following table sets forth for the periods indicated the high and low sale prices of the Common Stock.

                                            -----------------------------  -----------------------------
                                                        1998                            1997
                                            -----------------------------  -----------------------------
                                                High            Low             High            Low
                                            -------------  --------------  --------------  -------------
First Quarter                                  $22.13          $15.00          $22.63         $16.50
Second Quarter                                  20.38           11.63           17.38          12.88
Third Quarter                                   14.00            9.73           22.75          12.75
Fourth Quarter                                  10.63            8.00           23.13          16.00

HOLDERS OF RECORD

     As of January 31, 1999, there were approximately 461 holders of record.

     The Company has never paid cash dividends on its capital stock. The Company currently expects that it will retain its future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA
        (in thousands, except per share data)

                                                     Year Ended
                                                     December 31,
---------------------------------------------------------------------------------------
                                 1994       1995       1996       1997         1998
                               ---------  ---------  ---------  ---------  ------------
Statements of Operations Data:
Total revenue................  $ 15,372   $ 35,271   $ 62,060   $ 81,197       $ 92,211
Operating loss (2) (3).......   (11,171)   (21,300)    (8,358)    (3,024)       (13,456)
Net loss  (2) (3)............   (11,277)   (20,836)    (7,386)    (1,728)       (10,163)
Basic and diluted net loss
  per share..................     (2.61)     (2.79)      (.42)      (.09)          (.54)
Weighted average number of
  common shares outstanding,
  basic and diluted..........     4,321      7,458     17,736     18,445         18,916
Cash dividends declared per
  common share...............         -          -          -          -              -

                                                  As of December 31,
                                -----------------------------------------------------
                                 1994       1995       1996       1997        1998
                                --------   --------   --------   --------    --------
Balance Sheet Data:
Cash, cash equivalents, and
 marketable securities.......  $ 19,345   $ 71,271   $ 95,991    $ 97,640   $ 81,098
Total assets.................    30,428     99,693    131,644     140,051    127,865
Notes payable, and deferred
 revenue, long-term portion
 and    other long-term
 liabilities.................     3,028      4,085      6,433       6,194      3,332
Accumulated deficit..........   (32,707)   (53,543)   (60,929)    (62,657)   (72,820)
Total stockholders'
 equity......................    17,792     59,450     75,501      80,596     72,217

 (1) The financial information set forth above excludes financial information for Biosym Technologies, Inc. ("Biosym") prior to August 16, 1995, the effective date of MSI's acquisition of Biosym.
 (2) The 1995 amount includes a $6.5 million write-off of acquired in-process research and development, $4.5 million in restructuring costs and a $1.1 million write-off of capitalized software, all in connection with the acquisition of Biosym.
 (3) The 1998 amount includes $8.0 million of merger related expenses.
 (4) Selected financial data for all periods presented has been restated to include the operations of MSI. The MSI merger was completed on June 12, 1998 and was accounted for as a pooling-of-interests.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of Pharmacopeia should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere is this document. The discussion in this document contains forward looking statements that involve risks and uncertainties. Pharmacopeia's actual results may differ materially from the results discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed in this section as well as those discussed elsewhere in this document.

     The Company's consolidated financial statements for all periods presented have been restated to include the operations of MSI. The MSI merger was completed June 12, 1998 and was accounted for as a pooling-of-interests.

RESULTS OF OPERATIONS

Years Ended December 31, 1998 and 1997

     Total revenues for the year ended December 31, 1998 rose 14% to $92.2 million compared to $81.2 million reported for the same period last year. In 1998 contract revenues increased to $29.7 million compared to $24.5 million a year ago. The year to year increase of $5.2 million or 21%, primarily reflects expanded efforts in the Schering-Plough, Bristol-Myers Squibb and Zeneca collaborations. 1998 software license, service, hardware and other revenues increased to $62.5 million compared to $56.7 million a year ago. The year to year increase of $5.8 million or 10%, is primarily the result of consolidating, in 1998, the operating results of TMSI as a result of MSI becoming the controlling partner in this joint venture.

     Research and development expenses increased $6.8 million to $49.0 million during 1998; a 16% increase over 1997 levels. These increased amounts primarily reflect increased personnel costs, facilities expenses, equipment depreciation, leasehold amortization and laboratory supplies and reagents as the Company expands its efforts to support its existing collaborations along with making investments in software development, chemical library production, proprietary drug discovery, and high throughput screening.

     Sales, general and administrative expenses were $38.2 million and $31.8 million in the years ended December 31, 1998 and 1997, respectively. The increase of $6.4 million or 20%, is primarily attributable to consolidating, in 1998, the operating results of TMSI along with increased payroll and personnel expenses as the Company continued to hire additional sales, marketing and administrative personnel.

     Merger related costs of $8.0 million were recorded during 1998 in connection with the MSI merger. Such charges consist of transaction costs, principally investment banking and professional fees which were expensed under the pooling-of-interests method of accounting.

     The Company had net interest and other income of $4.2 million and $4.3 million for the twelve months ended December 31, 1998 and 1997, respectively. The decrease of $0.1 million, resulted primarily from a decrease in the average balance of cash, cash equivalents and marketable securities.

     The Company recorded a provision for income taxes of $0.9 million for 1998 compared to a provision for income taxes of $3.0 million for 1997. The year to year favorable tax variances are primarily the result of the combined companies' ability to offset MSI's taxable income with Pharmacopeia's losses during the period following the completion of the merger.

YEARS ENDED DECEMBER 31, 1997 AND 1996

     Revenues increased to $81.2 million in 1997, compared to $62.1 million in 1996. The increase of $19.1 million or 31% primarily reflects contract revenue increases from the new collaboration with BMS and the Company's expanded efforts in the drug discovery collaborations with Bayer, Daiichi, and Organon along with increased software license, service, hardware and other revenue resulting from increased customer sites and additional sales to existing customers.

     Research and development expense increased to $42.2 million in 1997 compared to $34.1 million in 1996. These increased amounts primarily reflect increased personnel costs, facilities expenses, equipment depreciation, leasehold amortization and laboratory supplies and reagents as the Company expands its efforts to support its existing collaborations along with making investments in software development, chemical library production, proprietary drug discovery, and high throughput screening.

     Sales, general and administrative expenses were $31.8 million and $28.6 million in the years ended December 31, 1997 and 1996, respectively. The increase is largely attributable to increased expenses associated with the Company's sales force and increased customer support requirements along with increased payroll and personnel expenses as the Company continued to hire additional management and administrative personnel.

     The Company had net interest and other income of $4.3 million and $4.0 million for the twelve months ended December 31, 1997 and 1996, respectively. The increase of $0.3 million resulted primarily from an increase in the average balance of cash, cash equivalents and marketable securities.

     The Company's provision for income tax consists primarily of foreign income taxes withheld from foreign revenue associated with the Company's wholly owned subsidiary MSI. The tax provision for 1996 reflects the impact of foreign income taxes withheld on revenue as well as MSI's inability to completely offset its operating income with loss carryforwards because of minimum tax requirements. MSI was able in 1997 to offset a substantial portion of its income with net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company had working capital of $57.3 million. The Company has funded its activities through December 31, 1998 primarily through the sale of equity securities, funding under collaborative arrangements and sales of software licenses and hardware.

     The Company's funds are currently invested in U.S. Treasury and government agency obligations, investment grade commercial paper and other short-term money market instruments. The Company may also invest such proceeds in investment grade, interest-bearing securities having a maximum maturity of two years. As of December 31, 1998, the Company's cash, cash equivalents and marketable securities totaled $81.1 million.

     In connection with the Company's agreement with the Trustees of Columbia University and Cold Spring Harbor Laboratory, the Company is required to pay annual license fees. The Company is also required to pay to Columbia University certain royalties.

     The Company's primary investing activities have consisted of capitalized software development costs, leasehold improvements and purchases of equipment and software rights. The Company anticipates that its capital requirements will continue at approximately the same level over the next two years as the Company continues to invest in capital assets, capitalized software development and research and development activities to support its growth.

     As of December 31, 1998, MSI had a note outstanding to Teijin in the amount of $0.7 million, which is due within the next twelve months.

     As of December 31, 1998, the Company had federal net operating loss carryforwards of approximately $45.8 million. These federal net operating loss carryforwards, which are fully reserved, will begin to expire in 2008 through 2018. Utilization of the net operating loss carryforwards will be subject to limitation under Section 382 of the Internal Revenue Code.

     The Company anticipates that its existing capital resources will be adequate to fund the Company's operations at least through 2000. There can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements depend on numerous factors, including the ability of the Company to extend existing collaborations and enter into additional collaborative arrangements, competing technological and market developments, changes in the Company's existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, acquisitions of other businesses or technologies, the progress of the Company's drug discovery programs and the progress of the customer activities that could produce milestone and royalty payments to the Company. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

YEAR 2000

     The year 2000 presents concerns for business computing because the use of certain two digit date formats could cause date sensitive software to recognize "00" as the year 1900 rather than the year 2000. The problem exists for many kinds of software and hardware, including mainframes, mini-computers, PC's, and embedded systems. The year 2000 issue could affect the Company's software products, its internal systems, and the systems used by its distributors, customers and vendors.

     The Company is continuing to test its MSI software products and to classify its tested products as "compliant," "compliant with minor issues," and "not compliant." To date, all major MSI product lines have been tested and none have been classified as "not compliant." Of the more than 100 application modules comprising MSI's product lines, only one module has been identified as "not compliant," and a minor correction has been identified to make this module "compliant." The Company is also developing software updates to address those products that have been classified as "compliant with minor issues." None of these corrections or updates is expected to require a substantial resource commitment or to disrupt the Company's ongoing business activities. Pharmacopeia's policy is to make its commercially offered software products year 2000 "compliant."

     Pharmacopeia is also testing the readiness of its internal systems, including information technology (IT) and non-IT systems, for handling the year 2000, and has started the remediation and certification process. The Company is also reviewing its facilities and infrastructures. Contingency plans will be developed, where appropriate, in parallel with the testing and remediation efforts.

     Pharmacopeia is evaluating its third-party distribution and supply chain to understand their ability to continue providing services and products through the change to the year 2000. The Company is monitoring and working directly with key vendors, service providers, hardware manufacturers and distributors to avoid any business interruption in the year 2000. If critical third parties are identified to have issues, contingency plans will be developed.

     While year 2000 issues present a potential risk to Pharmacopeia's internal systems, distribution and supply chain, and facilities, the Company is minimizing risk with a worldwide effort. Pharmacopeia is performing an extensive assessment and is in the process of testing and remediating mission critical components. The current plan is to have all of these components resolved by September 1999. Management currently believes that all critical systems will be ready by the year 2000 and that the cost to address all issues will not exceed $.7 million.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's international operations are subject to risks inherent with exchange rate fluctuations. During 1998, approximately 57% of the Company's consolidated revenue was derived from customers outside the United States. Approximately 38% of the Company's revenue was derived from customers in Europe and approximately 19% was derived from customers in the Asia/Pacific region.
The Company's exchange rate risk is greatest for dollar/euro and dollar/yen fluctuations. The Company's direct international sales generally are denominated in local currencies. Fluctuations in the value of currencies in which the Company conducts business relative to the United States dollar results in currency transaction gains and losses. When deemed appropriate, the Company engages in currency exchange rate hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations. The Company does not currently have any hedging arrangements in place.

     The Company does not use derivative financial instruments in its operations or investment portfolio. However, the Company regularly invests excess operating cash in overnight repurchase agreements that are subject to changes in short-term interest rates. Accordingly, the Company believes that the market risk arising from its holding of these financial instruments is minimal.

     The Company does not have exposure to market risks associated with changes in interest rates as it has no variable interest rate debt outstanding. The Company does not believe it has any other material exposure to market risks associated with interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The Company's consolidated financial statements and notes thereto and the independent auditors' report appear beginning on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      (a) The information required by this Item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" in the Company's Proxy Statement related to the 1999 Annual Meeting of Stockholders to be held on May 4, 1999 (the "Proxy Statement").

      (b) The information required by this Item concerning the Company's executive officers is set forth in Part I of this Form 10-K.

      (c) On the basis of reports and representations submitted by or on behalf of the directors, executive officers and ten percent stockholders of the Company, all Forms 3, 4 and 5 showing ownership of and change of ownership in the Company's equity securities during 1998 were timely filed with the Securities and Exchange Commission as required by Section 16 (a) of the Exchange Act, except that a Form 4 was not filed until March of 1999 to reflect the conversion of MSI options held by Dr. Bartlett to Pharmacopeia options, and a Form 3 in respect of each of the Company's executive officers Richard J. Walsh,

Kenneth P. McCarthy and Ronald Goldstein that was due by June 22, 1998 was not filed until August 6, 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

      The information required by this Item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this Item is incorporated by reference from the section captioned "Stock Ownership of Principal Stockholders and Management" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information required by this Item is incorporated by reference from the section captioned "Certain Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

        The following Consolidated Financial Statements are included:
        Report of  Independent Auditors
        Consolidated Balance Sheets as of December 31, 1997 and 1998 Consolidated Statements of Operations for the years ended December 31,
          1996, 1997 and 1998
        Consolidated Statements of Stockholders' Equity for the years ended
          December 31, 1996, 1997 and 1998
        Consolidated Statements of Cash Flows for the years ended December 31,
          1996, 1997 and 1998
        Notes to Consolidated Financial Statements

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

                                   Corporation and Teijin Molecular Simulations Incorporated
          10.38************        Amendment to Distributorship Agreement dated October 17, 1994 between
                                   Molecular Simulations Incorporated and Teijin Molecular Simulations
                                   Incorporated.
          10.39************+       Amendment No. 2 to Distributorship Agreement dated September 30, 1996 between Molecular Simulations Incorporated and Teijin Molecular Simulations
                                   Incorporated.
          10.40*************+      Amended and Restated Distributorship Agreement, dated March 1, 1998, between Molecular Simulations Incorporated and Teijin Molecular Simulations
                                   Incorporated
          10.41*************       Indemnity Agreement, dated March 1, 1998, between Molecular Simulations
                                   Incorporated and Teijin Molecular Simulations Incorporated
          10.42*************       Lease Agreement, dated February 26, 1987, as amended, between Sorrento Tech
                                   Limited and Biosym Technologies, Inc.
          10.43++                  Collaboration and License Agreement, dated as of October 29, 1998, between
                                   Pharmacopeia, Inc. and Schering-Plough Ltd.
          10.44++                  Collaboration and License Agreement, dated as of October 29, 1998, between
                                   Pharmacopeia, Inc. and Schering Corporation.
          10.45                    Guarantee, dated as of October 29, 1998, between Pharmacopeia, Inc. and
                                   Schering-Plough Corporation
          10.46#                   Employment Agreement, dated December 17, 1998, between the Company and
                                   Lewis Shuster
          10.47                    Lease dated November 12, 1998 between Molecular Simulations Inc. and San
                                   Diego Tech Center, LLC
          10.48#                   Indemnity Agreement dated July 21, 1997 between Molecular Simulations Inc.
                                   and C. Peter W. Booth
          11.1*                    Statement re Computation of Per Share Earnings.
          21.0                     Subsidiaries of Pharmacopeia, Inc.
          23.1                     Consent of Ernst & Young LLP.
          23.2                     Consent of Arthur Andersen LLP.
          24.1                     Powers of Attorney (See signature page)
          27.1                     Financial Data Schedule
          27.2*************        Restated Financial Data Schedule as of June 30, 1997



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

Company's Form 10-Q for the quarter ended September 30, 1996.
****** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K for the year ended December 31, 1996.
******* Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended June 30, 1997.
******** Incorporated by reference to the same numbered exhibit filed with the Company's form 10-Q for the quarter ended September 30, 1997.
********* Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K for the year ended December 31, 1997.
********** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K/A-2 for the year ended December 31, 1997.
*********** Incorporated by reference to Exhibit 10.15 and 10.16 to Molecular Simulations Incorporated's Registration Statement on Form S-1 (Registration No. 333-21427) listed on February 10, 1997.
************ Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended June 30, 1998. *************Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended September 30, 1998.
+ Confidential treatment granted.
++ Confidential treatment requested.
# Represents a management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K required to be filed for the quarter ended December 31, 1998.

(c)  Exhibits

     See Item 14 (a)(3) above.

(d)  Financial Statement Schedule

See Item 14(a)(2) above.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PHARMACOPEIA, INC.


                               By:  /s/ Lewis J. Shuster
                                  --------------------------------
                                    Lewis J. Shuster
                                    President and
                                    Chief Operating Officer - Pharmacopeia Labs
                                    (Principal Accounting Officer)

                               Date:  March 29, 1999


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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                               Title                                   Date
----------                               -----                                   ----

/s/ Joseph A. Mollica, Ph.D.             Chairman of the Board, President and    March 29, 1999
---------------------------------------  Chief Executive Officer (Principal
  Joseph A. Mollica, Ph.D.               Executive Officer)

/s/ Lewis J. Shuster                     President and Chief Operating Officer   March 29, 1999
---------------------------------------  - Pharmacopeia Labs (Principal
   Lewis J. Shuster                      Financial and Accounting Officer)

/s/ Gary E. Costley, Ph.D.               Director                                March 29, 1999
---------------------------------------
   Gary E. Costley, Ph.D.

/s/ C. Peter W. Booth                    Director                                March 29, 1999
---------------------------------------
   C. Peter W. Booth
                                         Director                                March 29, 1999
---------------------------------------
   Frank Baldino, Jr., Ph.D.
                                         Director                                March 29, 1999
---------------------------------------
   Edith W. Martin, Ph.D.

/s/ Charles A. Sanders, M.D.             Director                                March 29, 1999
---------------------------------------
   Charles A. Sanders, M.D.
                                         Director                                March 29, 1999
/s/ Paul A. Bartlett, Ph.D.
---------------------------------------
   Paul A. Bartlett, Ph.D.

                      PHARMACOPEIA, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                    CONTENTS


Report of Independent Auditors ..........................................  F-1
Report of Independent Public Accountants.................................  F-2
Consolidated Balance Sheets .............................................  F-3
Consolidated Statements of Operations ...................................  F-4
Consolidated Statements of Stockholders' Equity .........................  F-5
Consolidated Statements of Cash Flows ...................................  F-6
Notes to Consolidated Financial Statements ..............................  F-7

                         Report of Independent Auditors


The Board of Directors and Stockholders
Pharmacopeia, Inc.

We have audited the accompanying consolidated balance sheet of Pharmacopeia, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharmacopeia, Inc. and subsidiaries at December 31, 1998 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

We previously audited and reported on the balance sheet as of December 31, 1997 and the related statements of operations, stockholders' equity, and cash flows of Pharmacopeia, Inc. for the years ended December 31, 1996 and 1997, prior to their restatement for the 1998 pooling of interests as described in Note 3. The contribution of Pharmacopeia, Inc. to total assets represented 68.3% as of December 31, 1997 and its contribution to revenues represented 23.8% and 30.2% of the restated totals for 1996 and 1997, respectively. Financial statements of the other pooled company included in the 1996 and 1997 restated consolidated statements were audited and reported on separately by other auditors. We also have audited, as to combination only, the accompanying consolidated balance sheet as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1997, after restatement for the 1998 pooling of interests; in our opinion, such consolidated financial statements have been properly combined on the basis described in Note 3 to the consolidated financial statements.



                                              Ernst & Young LLP

Princeton, New Jersey
January 28, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Molecular Simulations Incorporated:

      We have audited the consolidated balance sheet of Molecular Simulations Incorporated (a Delaware Corporation) and subsidiaries as of December 31, 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1996 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Molecular Simulations Incorporated and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the years ended December 31, 1996 and 1997, in conformity with generally accepted accounting principles.


Arthur Andersen LLP


San Diego, California
February 4, 1998

                      PHARMACOPEIA, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              December 31,
                                                                 -----------------------------------
                                                                         1997              1998
                                                                 -----------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $ 24,609          $ 36,863
   Marketable securities                                                    60,166            44,235
   Trade receivables, net of allowance for doubtful accounts of
    $466 and $609, respectively                                             19,424            22,771
   Prepaid expenses and other current assets                                 4,671             5,774
                                                                 -----------------------------------
Total current assets                                                       108,870           109,643
                                                                 -----------------------------------

Non-current investments in marketable securities                            12,865                 -
Property and equipment, net                                                 13,141            13,700
Software development costs, net of accumulated amortization of
    $5,813 and $2,725, respectively                                          3,437             3,492
Other assets                                                                 1,738             1,030
                                                                 -----------------------------------
                                                                          $140,051          $127,865
                                                                 ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                      $  4,232          $  5,158
    Accrued liabilities                                                     18,118            21,427
    Notes payable, current portion                                           1,566             1,316
    Deferred revenue, current portion                                       29,345            24,415
                                                                 -----------------------------------

Total current liabilities                                                   53,261            52,316

Notes payable, long-term portion                                             1,852               328
Deferred revenue, long-term portion                                          4,342             1,764
Other long-term liabilities                                                      -             1,240

Commitments and contingencies                                                    -                 -

Stockholders' equity:
    Preferred stock, $.0001 par value, 2,000,000 shares                          -                 -
       authorized; none issued and outstanding
    Common stock, $.0001 par value, 40,000,000 shares authorized;
       18,804,780 and 19,120,604 shares issued and outstanding
       at December 31, 1997 and 1998, respectively                               1                 1
    Additional paid-in capital                                             144,440           145,499
    Accumulated deficit                                                    (62,657)          (72,820)
    Accumulated other comprehensive loss                                    (1,188)             (463)
                                                                 -----------------------------------
Total stockholders' equity                                                  80,596            72,217
                                                                 -----------------------------------
                                                                          $140,051          $127,865
                                                                 ===================================

       See accompanying notes to these consolidated financial statements.

                      PHARMACOPEIA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Year Ended December 31,
                                                       1996                1997                1998
                                              -----------------------------------------------------------
Revenue:
 Contract                                             $14,799             $24,523             $29,677
 Software license, service and other                   41,083              49,108              54,420
 Hardware                                               6,178               7,566               8,114
                                              -----------------------------------------------------------
Total revenue                                          62,060              81,197              92,211

Cost and Expense:
 Software, license and other                            2,517               3,512               3,476
 Hardware                                               5,242               6,720               7,061
 Research and development:
  Collaborative                                        13,129              16,931              20,307
  Proprietary                                          20,945              25,251              28,656
 Sales, general and administrative                     28,585              31,807              38,169
 Merger related costs                                       -                   -               7,998
                                              -----------------------------------------------------------
Total cost and expenses                                70,418              84,221             105,667
                                              -----------------------------------------------------------

Operating loss                                         (8,358)             (3,024)            (13,456)

Interest and other income, net                          4,043               4,292               4,202
                                              -----------------------------------------------------------
Income (loss) before provision for income
 taxes                                                 (4,315)              1,268              (9,254)
Provision for income taxes                              3,071               2,996                 909
                                              -----------------------------------------------------------
Net loss                                              $(7,386)            $(1,728)           $(10,163)
                                              ===========================================================

Basic net loss per share                                $(.42)              $(.09)              $(.54)
Diluted net loss per share                              $(.42)              $(.09)              $(.54)
Weighted average shares of common stock
 outstanding-basic                                     17,736              18,445              18,916
Weighted average shares of common stock
 outstanding-diluted                                   17,736              18,445              18,916

       See accompanying notes to these consolidated financial statements.

                      PHARMACOPEIA, INC. AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                   (Dollars in thousands, except share data)

                                                    COMMON STOCK                        TREASURY STOCK
                                             ---------------------------              --------------------
                                                                         ADDITIONAL
                                              NUMBER OF SHARES             PAID-IN    NUMBER OF            ACCUMULATED
                                                                 AMOUNT    CAPITAL      Shares    AMOUNT     DEFICIT
                                           ----------------------------------------------------------------------------
Balance at December 31, 1995                      17,204,635         $1    $113,025           -   $   -       $(53,543)
Acquisition of treasury stock                                                             7,594       (2)
Retirement of treasury stock                          (7,594)                    (2)     (7,594)       2
Issuance of common stock in  private
 placements                                          973,206                 23,641
Issuance of common stock for exercise
 of options                                           66,112                    153
Issuance of common stock in employee
 stock purchase plan                                   7,171                    111
Translation adjustment
Net loss                                                                                                        (7,386)
                                           ----------------------------------------------------------------------------
Balance at December 31, 1996                      18,243,530          1     136,928           -        -       (60,929)
Acquisition of  treasury stock                                                            1,646       (1)
Retirement of treasury stock                          (1,646)                    (1)     (1,646)       1
Issuance of common stock in  private
 placements, net                                     438,323                  6,861
Issuance of common stock for exercise of
 options                                              93,477                    201
Issuance of common stock in employee
 stock purchase plan                                  18,488                    235
Issuance of common stock for 401k
 matching                                             12,608                    216
Translation adjustment
Net loss                                                                                                        (1,728)
                                           ----------------------------------------------------------------------------
Balance at December 31, 1997                      18,804,780          1     144,440           -        -       (62,657)
Acquisition of treasury stock                                                             3,584       (1)
Retirement of treasury stock                          (3,584)                    (1)     (3,584)       1
Issuance of common stock for exercise
 of options                                          263,481                    502
Issuance of common stock in employee
 stock purchase plan                                  32,264                    298
Issuance of common stock for 401k
 matching                                             23,663                    260
Translation adjustment
Net loss                                                                                                       (10,163)
                                           ----------------------------------------------------------------------------
Balance at December 31, 1998                      19,120,604         $1    $145,499           -   $    -      $(72,820)
                                           ============================================================================

                                              ACCUMULATED OTHER       TOTAL
                                               COMPREHENSIVE     STOCKHOLDERS'
                                               INCOME (LOSS)         EQUITY
                                             -----------------------------------
Balance at December 31, 1995                           $   (33)       $ 59,450
Acquisition of treasury stock                                               (2)
Retirement of treasury stock
Issuance of common stock in  private
 placements                                                             23,641
Issuance of common stock for exercise
 of options                                                                153
Issuance of common stock in employee
 stock purchase plan                                                       111
Translation adjustment                                    (466)           (466)
Net loss                                                                (7,386)
                                           -----------------------------------
Balance at December 31, 1996                              (499)         75,501
Acquisition of  treasury stock                                              (1)
Retirement of treasury stock
Issuance of common stock in  private
 placements, net                                                         6,861
Issuance of common stock for exercise of
 options                                                                   201
Issuance of common stock in employee
 stock purchase plan                                                       235
Issuance of common stock for 401k
 matching                                                                  216
Translation adjustment                                    (689)           (689)
Net loss                                                                (1,728)
                                           -----------------------------------
Balance at December 31, 1997                            (1,188)         80,596
Acquisition of treasury stock                                               (1)
Retirement of treasury stock
Issuance of common stock for exercise
 of options                                                                502
Issuance of common stock in employee
 stock purchase plan                                                       298
Issuance of common stock for 401k
 matching                                                                  260
Translation adjustment                                     725             725
Net loss                                                               (10,163)
                                           -----------------------------------
Balance at December 31, 1998                             $(463)       $ 72,217
                                           ===================================

       See accompanying notes to these consolidated financial statements.

                      PHARMACOPEIA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                          Year Ended December 31,
                                                              1996                1997                 1998
                                                       ----------------------------------------------------------
Cash flows from operating activities
Net loss                                                       $ (7,386)             $ (1,728)           $(10,163)
Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
  Depreciation                                                    2,833                 3,599               4,110
  Amortization                                                    1,205                 2,162               1,881
  Changes in operating assets and liabilities:
   Accounts receivable                                           (1,347)               (3,246)             (3,347)
   Prepaid expenses and other current assets                       (682)                 (258)             (1,103)
   Other assets                                                    (159)                  353                 708
   Accounts payable                                                (599)                1,856                 926
   Accrued liabilities                                            3,440                 3,316               3,309
   Deferred revenue                                              13,395                  (314)             (7,508)
   Other                                                            (84)                   37               1,227
                                                       ----------------------------------------------------------
Net cash provided by (used in) operating activities              10,616                 5,777             (10.960)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                             (7,590)               (7,549)             (5,283)
Increase in capitalized software development costs               (1,520)               (1,923)             (1,322)
Effect of TMSI consolidation                                          -                     -              (1,113)
Purchases of held to maturity securities                        (95,750)              (90,373)            (26,756)
Purchases of available for sale securities                            -                     -             (36,231)
Proceeds from sales of held to maturity securities               63,615                81,765              35,758
Proceeds from sales of available for sale securities                  -                     -              56,025
                                                       ----------------------------------------------------------
Net cash provided by (used in) investing activities             (41,245)              (18,080)             21,078

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock                       23,905                 7,477               1,059
Payments on note payable                                         (1,196)               (1,313)             (1,590)
Additions to capital lease obligations                            1,344                     -                   -
Principal payments on capital leases                               (373)                 (193)               (184)
                                                       ----------------------------------------------------------
Net cash provided by financing activities                        23,680                 5,971                (715)
Exchange rate effect on cash                                       (466)                 (627)                725
                                                       ----------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             (7,415)               (6,959)             10,128
Cash and cash equivalents beginning of period
  (including TMSI in 1998)                                       38,983                31,568              24,609
                                                       ----------------------------------------------------------
Cash and cash equivalents at end of period                     $ 31,568              $ 24,609            $ 36,863
                                                       ==========================================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                                      $    307              $    379            $    333
 Income taxes                                                  $    817              $  1,555            $  1,277

       See accompanying notes to these consolidated financial statements.

                      PHARMACOPEIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                               DECEMBER 31, 1998

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Pharmacopeia, Inc., ("Pharmacopeia") develops combinatorial chemistry libraries and uses these libraries alone and through collaborations to discover new, low molecular weight compounds principally for use as pharmaceuticals. Pharmacopeia's wholly-owned subsidiary, Molecular Simulations Incorporated and its subsidiaries ("MSI"), which was acquired on June 12, 1998 (see Note 3) designs, develops, markets and supports software that facilitates the discovery and development of new products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries and also offers consulting, training and maintenance services in support of its customers' use of its software products. Pharmacopeia and MSI are collectively referred to herein as the "Company".

2.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

These consolidated financial statements include the accounts of Pharmacopeia, its wholly-owned subsidiaries and, beginning in 1998, its 50% owned joint venture (see Note 10). All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company invests its cash in deposits with major financial institutions, money market funds, U.S. Treasury securities and other investment grade securities such as prime rated commercial paper.

MARKETABLE SECURITIES

Marketable securities consist of fixed income investments with a maturity of greater than three months such as United States treasury securities, obligations of United States government agencies, other investment grade securities such as prime rated commercial paper and corporate bonds. As a result of the Company's strategic acquisition intentions, initiated with the merger of MSI (see Note 3), the Company as of June 30, 1998, transferred the classification of its marketable securities of $64,029 from held-to-maturity to available-for-sale. Available-for-sale securities are carried at market which approximates cost as of December 31, 1998.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided over the estimated useful lives of the related assets, which range from three to ten years using the straight-line method. Assets under capital leases are amortized over the lesser of the useful life of the assets or the applicable lease terms, whichever is shorter, which approximates 5 years.

                      PHARMACOPEIA, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                               DECEMBER 31, 1998

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SOFTWARE DEVELOPMENT COSTS

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. Thereafter, the Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86 (SFAS 86), "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". The Company amortizes such capitalized costs over the estimated product life, not to exceed three years from the date on which the product is available for general release. The Company capitalized approximately $1,520, $1,923 and $1,394 in 1996, 1997 and 1998, respectively. Included in the accompanying consolidated statements of operations for 1996, 1997 and 1998, respectively, is approximately $902, $1,585, and $1,339 of amortization expense related to capitalized software.

REALIZATION OF ASSETS

The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated life of its assets. The criteria used for these evaluations include management's estimates of the assets continuing ability to generate income from operations and positive cash flow in future periods, as well as the strategic significance of its assets to the Company's business objectives.

FOREIGN CURRENCY TRANSLATION

The Company translates certain of its accounts and the financial statements of its foreign operations in accordance with Statement of Financial Accounting Standards No. 52 (SFAS No. 52), "Foreign Currency Translation". Assets and liabilities are translated into U.S. dollars at the rate of exchange at the end of the period. Resulting translation adjustments are reflected as a cumulative translation adjustment which is included in accumulated other comprehensive income (loss) within stockholders' equity. Revenue and expense accounts are translated using the weighted average exchange rate for the period. Transaction gains and losses are reflected in the results of operations.

CONCENTRATIONS OF RISK

The Company purchases substantially all hardware products that it resells to its licensees from a single vendor. Management believes that other vendors could be identified who could provide the Company and its licensees with similar hardware products at comparable terms. However, any disruption of supply could cause a temporary adverse effect in the Company's revenues during any period requiring porting of the Company's software products to alternative hardware platforms or negotiation of alternative supply and distribution agreements.

The Company licenses its products primarily to corporations, including value added resellers and academic institutions, serving a wide variety of domestic and foreign markets. The Company extends credit to its licensees based on its evaluation of the customer's financial condition, generally without requiring a deposit or collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for estimated losses.

                      PHARMACOPEIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                               DECEMBER 31, 1998


2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company's international sales are generally denominated in foreign currencies. Losses on the conversion of foreign-denominated receivables into U.S. dollars could have a material adverse effect on the Company's financial statements. The Company conducts business in the Asia/Pacific region primarily in Japan. Any significant decline in the Japanese economy or the value of its currency could have a material adverse impact on the Company.

REVENUE RECOGNITION

Contract revenue from collaborative agreements relates to research and development work and is recognized primarily using the percentage of completion method. The application of this revenue recognition method is dependent on the contractual arrangement of each agreement. Accordingly, revenue is recognized as research and development labor (based on a contractually agreed upon dollar amount per person) is expended against a total research and development plan (based on a total amount of labor as defined in each agreement). Payments received under these agreements prior to the completion of the related work are recorded as deferred revenue. Non-refundable milestone payments and up-front fees are recognized as contract revenue when received as the Company has no other performance obligations.

The Company recognizes revenue from licenses of computer software provided that the customer has signed a non-cancelable license agreement, the software and related documentation has been shipped, no material uncertainties regarding customer acceptance exist, collection of the resulting receivable is deemed probable and no other significant obligations by the Company exist. Prepaid post contract support and maintenance ("PCS") revenue bundled with software license agreements is unbundled using objective, vendor specific evidence. PCS revenue is recognized pro-rata over the related license period, which is generally one year. Revenue generated from consulting, training and software customization sold separately from license agreements are recognized as the services are performed.

The Company earns revenue under product development and consortia agreements wherein several unrelated parties enter into a joint product development agreement with the Company. The Company's product development and consortia agreements are generally one to three years in length, require an annual fee and contain progressive milestones. In exchange for a consortia fee, customers receive consortia membership, a software library of certain Company products and related software maintenance support. The portion of consortia fees associated with the initial software library is recognized by the Company in the first month of membership, while consortia fees associated with consortia membership and software maintenance are recognized by the Company on a straight-line basis over the term of the agreement. The Company is not required to deliver specified products under the agreements and the consortia fees are non-refundable. If the Company is successful in developing products under the product development and consortia agreements described above, a non-transferable license is typically awarded to the consortia members.

                      PHARMACOPEIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                               DECEMBER 31, 1998

2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Under certain circumstances, the Company sells computer hardware to a licensee of the Company's software products. In these instances, the Company typically orders the hardware from an unrelated vendor and records revenue upon shipment of the hardware to the licensee by the vendor.

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

EARNINGS PER SHARE

Basic and diluted earnings per share is calculated in accordance with FASB Statement No. 128, earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of Statement 128.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive
Income   ("SFAS No. 130").  SFAS No. 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. SFAS No. 130 requires that foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, be included in accumulated other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. All of the Company's amounts in accumulated other comprehensive income (loss) are attributable to translation adjustments.

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted the new requirements retroactively in 1998.

                      PHARMACOPEIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                               DECEMBER 31, 1998

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 1998, the AICPA issued SOP 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal use. The Company is required to adopt the SOP effective January 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses such costs as incurred. The Company has determined the historical impact of adopting this SOP to be immaterial.

3.  ACQUISITION

On June 12, 1998 Pharmacopeia completed its merger with MSI through the issuance of approximately 7.1 million shares of Pharmacopeia common stock for all of the issued and outstanding MSI Common Stock, MSI Class B Common Stock and MSI Series A Convertible Preferred Stock. The merger has been accounted for as a pooling of interests and accordingly, the financial statements for the periods prior to the merger have been restated to include MSI. In connection with the merger, the Company recorded merger-related charges of approximately $8.0 million. Such charges consist of transaction costs, principally investment banking and professional fees.

The following table summarizes 1998 information on a separate company basis for Pharmacopeia and MSI prior to the completion of the merger:

                                                 PERIOD FROM
                                             JANUARY 1, 1998 TO
                                                JUNE 12, 1998
                                         ------------------------
Total revenue:
     Pharmacopeia                                  $12,322
     MSI                                            20,437

Net income (loss):
     Pharmacopeia                                  $(3,588)
     MSI                                            (1,483)

4.    MARKETABLE SECURITIES

      Marketable securities consist of the following as of December 31,

                                                                1997                     1998
                                                  --------------------------------  --------------
                                                      CURRENT         NONCURRENT       Current
                                                  ----------------  --------------  --------------
U.S. treasury securities and obligations of
 U.S. government agencies                              $31,732         $ 8,501         $36,245

U.S. corporate debt securities                          28,434           4,364           7,990
                                                       -------         -------         -------
                                                       $60,166         $12,865         $44,235
                                                       =======         =======         =======

At December 31, 1997 and 1998 the fair value of the Company's marketable securities approximated cost and therefore, there were no unrealizable gains or losses.

                      PHARMACOPEIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                               DECEMBER 31, 1998

5.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                            DECEMBER 31,
                                                                       1997              1998
                                                               -----------------------------------
Laboratory equipment                                                  $ 7,388          $  8,477
Furniture, fixtures and equipment                                       4,076             4,553
Computers and software                                                  5,633             8,287
Leasehold improvements                                                  4,213             5,780
Other                                                                     954               453
                                                               -----------------------------------
                                                                       22,264            27,550
Accumulated depreciation and amortization                              (9,123)          (13,850)
                                                               -----------------------------------
Property and equipment, net                                           $13,141          $ 13,700
                                                               ===================================

6.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                                            DECEMBER 31,
                                                                       1997              1998
                                                               -----------------------------------
Accrued payroll and other compensation                                $ 7,796           $ 8,529
Royalties                                                               1,041               946
Merger related costs                                                        -             3,867
Accrued taxes                                                           4,975             5,108
Other                                                                   4,306             2,977
                                                               -----------------------------------
                                                                      $18,118           $21,427
                                                              ====================================

7.  INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial carrying amounts and the tax basis of existing assets and liabilities.

                      PHARMACOPEIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                               DECEMBER 31, 1998

7.  Income Taxes    (continued)

Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                 1997               1998
                                                         -----------------------------------
Deferred tax assets:
Net operating loss carryforwards                               $ 16,541             $ 17,873
Unused tax credits                                                2,134                2,261
Accruals and reserves                                             2,203                2,628
Other                                                                 -                  258
                                                         --------------     ----------------
Gross deferred tax asset                                         20,878               23,020

Deferred tax liabilities:
  Fixed assets and intangibles                                      825                  948
                                                         --------------     ----------------

Net asset before valuation allowance                             20,053               22,072
Valuation allowance                                             (20,053)             (22,072)
                                                         --------------     ----------------

Net deferred tax asset (liability)                         $         -        $        -
                                                         ==============     ================

Under SFAS No. 109, a valuation allowance is established, if based on the weight of available evidence, it is more likely than not that a portion of the deferred tax asset will not be realized. Accordingly, a full valuation allowance has been provided to offset the Company's net deferred tax assets.

The provision for income taxes consists of the following for the years ended December 31,:

                                   1996        1997        1998
                                 ---------  ----------  ----------
Current:

  Federal                         $   47      $1,603       $   -
  State                               59         480         310
  Foreign                          1,365         913         599

Deferred:

  Federal                          1,600           -           -
  State                                -           -           -
  Foreign                              -           -           -
                                 ---------------------------------
Total                             $3,071      $2,996       $ 909
                               ===================================

                      PHARMACOPEIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                               DECEMBER 31, 1998

7.  Income Taxes   (continued)

The reconciliation of income taxes computed at the U.S. statutory federal tax rate to income tax expense for the years ended December 31 are:

                                                   1996              1997               1998
                                             -------------     -------------     ---------------
Tax expense (benefit) at U.S.
  statutory rate                                 $(1,467)           $  431             $(3,146)
State income taxes, net of
  federal income tax benefit                          39               317                 205
Nondeductible merger costs                             -                 -               1,788
Change in valuation allowance                      2,941             1,537               1,986
Foreign Taxes                                      1,534               975              (   12)
Other  Items                                          24              (264)                 88
                                             -------------     -------------     ---------------

Income tax expense                               $ 3,071            $2,996             $   909
                                             =============     =============     ===============

Pretax income (loss) before extraordinary item from the Company's domestic operations totaled approximately ($3,800), $1,400 and ($10,900) for the years ended December 31, 1996, 1997 and 1998, respectively. Pretax income (loss) from the Company's foreign operations totaled approximately ($500), ($200) and $1,800 for the years ended December 31, 1996, 1997 and 1998, respectively.

As of December 31, 1998, the Company has federal net operating loss carryforwards of approximately $45.8 million. The federal net operating losses and credits begin to expire in 2008 through 2018, if not fully utilized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.

As a result of certain transactions involving the Company's stock, the Company believes an ownership change, as defined in Section 382 of the Internal Revenue Code, has occurred. Consequently, future utilization of the Company's federal net operating loss carryforwards may be subject to limitations.

8.  STOCK PLANS

The Company has three Stock Plans, the 1994 Incentive Stock Plan, the 1995 Employee Stock Purchase Plan and the 1995 Director Option Plan.

In accordance with the 1994 Incentive Stock Plan (the "Plan"), the Company may grant up to 2,750,000 shares of both incentive or non-qualified stock options or stock purchase rights to officers, directors, employees, sales representatives and consultants of the Company. The term of each incentive and non-qualified stock option and stock purchase right is ten years or ten years and one day from the date of grant. Vesting generally occurs over a period of not greater than five years.

                      PHARMACOPEIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                               DECEMBER 31, 1998


8.  STOCK PLANS   (CONTINUED)

Under the 1994 Incentive Stock Plan, 1,819,408 outstanding options and stock purchase rights were exercisable at December 31, 1998 and there were 409,324 shares available for future grants. In addition,1,181,484 of the outstanding options issued and exercisable were from various former MSI plans. All stock purchase rights which are not vested are subject to repurchase by the Company.

In 1995, the Company adopted the 1995 Employee Stock Purchase Plan ("ESPP") under Section 423 of the Internal Revenue Code. An aggregate of 250,000 shares of common stock are reserved for offering under the ESPP. In 1998, 32,204 shares of common stock were purchased at prices ranging from $7.01 to $12.54 per share, as determined by the ESPP. At December 31, 1998, there were 192,077 shares available for future purchase.

In accordance with the 1995 Directors Option Plan, the Company may grant up to 150,000 options to purchase shares of common stock to non-employee members of the Board. The exercise price of the stock options shall be equal to the fair market value per share of common stock on the option grant date. Each option has a term of ten years from the option grant date and shall become exercisable in a series of three equal and successive annual installments. In 1998 45,000 options were granted at an exercise price of $17.125. At December 31, 1998, 33,336 of the outstanding options were exercisable and there were 45,000 shares available for future grants.

FASB 123 requires pro forma information regarding net income and earnings per share as if the Company has accounted for its employee stock options and warrants granted subsequent to December 31, 1994 and shares of common stock purchased by employees in connection with the ESPP ("equity awards") under the fair value method of FASB 123. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996, 1997 and 1998, respectively: risk-free interest rates of 6.17%, 5.44% and 4.49%; expected volatility of 59.70, 47.00 and 81.00; expected option life of 5.6, 5.8 and 5.9 years from vesting and an expected dividend yield of 0.0%.

For purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                         1996             1997             1998
                                                   -------------    -------------    -------------
Pro forma net loss.................................    $(9,014)         $(5,224)        $(17,209)
Pro forma basic net loss per share.................    $  (.51)         $  (.28)        $   (.91)

                      PHARMACOPEIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                               DECEMBER 31, 1998


8.  STOCK PLANS   (CONTINUED)

     A summary of the Company's stock option activity, and related information for the years ended December 31, 1996, 1997, and 1998 follows:

                                -------------------------------     ------------------------------    ------------------------------
                                             1996                                1997                              1998
                                -------------------------------     ------------------------------    ------------------------------

                                                    Weighted                          Weighted                          Weighted
                                  Common Stock      Average             Common        Average         Common Stock      Average
                                     Options        Exercise            Stock         Exercise           Options        Exercise
                                                     Price             Options         Price                             Price

                                --------------  --------------     -------------  --------------    --------------  --------------
Outstanding at beginning of year     2,152,343          $ 1.91         2,650,397          $ 6.41         3,164,229          $ 8.19
  Granted.......................       722,906           19.22           778,524           13.94         1,217,504           12.45
  Exercised.....................       (81,700)           2.91          (109,169)           3.32          (295,578)           2.42
  Forfeited.....................      (143,152)           2.26          (155,523)           9.01          (361,133)          13.01
                                --------------                     -------------                    --------------

Outstanding at end of year           2,650,397            6.41         3,164,229            8.19         3,725,022            9.54
                                ==============                     =============                    ==============

Exercisable at end of year             843,258                         1,450,000                         1,852,744
                                ==============                     =============                    ==============
Weighted average fair value of
 options granted during the year                          8.03                             10.58                              6.52


     Stock options outstanding at December 31, 1998 are summarized as follows:

                                                                                       Weighted Average
                               Outstanding                 Weighted Average                Exercise
     Range of                   Options at                     Remaining                     Price
  Exercise Prices           December 31, 1998              Contractual Life
-------------------    --------------------------    ---------------------------    ---------------------
    $           .48                68,991                            5.9                   $  .46
    $ 1.24 - $19.00             3,331,049                            6.5                     8.66
    $19.38 - $26.75               324,982                            7.7                    21.81
                       --------------------------
    $  .48 - $26.75             3,725,022                            6.6                     9.66
                       --------------------------

                      Pharmacopeia, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)
                               DECEMBER 31, 1998
9.   Segment information

Pharmacopeia operates in two business segments. The Company's Laboratory Services segment develops combinatorial chemistry libraries and uses these libraries alone and through funded collaborations to discover new, low molecular weight compounds principally for use as pharmaceuticals. The Company's Software segment designs, develops, markets and supports software that facilitates the discovery and development of new products and processes in the pharmaceutical, biotechnology, chemical petrochemical and materials industries. Summarized financial information concerning the industry segments and geographic areas in which the Company operated at December 31, 1996, 1997 and 1998 and for each of the years then ended is presented in the following tables:


BUSINESS SEGMENTS                                          1996                                           1997
                                      --------------------------------------------     --------------------------------------------

                                                        Laboratory                                    Laboratory
                                        SOFTWARE         Services           TOTAL      SOFTWARE        Services           TOTAL

                                      --------------------------------------------------------------------------------------------
Revenue:
  Contract                               $    -             $  14,799     $ 14,799     $      -           $  24,523     $ 24,523
  Software licenses, service and
     Other                                41,083                    -       41,083       49,108                   -       49,108
  Hardware                                 6,178                    -        6,178        7,566                   -        7,566
                                      ---------------------------------------------------------------------------------------------
Total Revenue                            $47,261            $  14,799     $ 62,060      $56,674           $  24,523     $ 81,197
                                      ============================================================================================

Operating income (loss)                  $ 3,700             ($12,058)     ($8,358)     $ 7,820            ($10,844)     ($3,024)
                                      ============================================================================================

Total Assets                             $39,665            $  91,979     $131,644      $44,364           $  95,687     $140,051
                                      ============================================================================================

GEOGRAPHIC INFORMATION
Revenues (2)(3):
  U.S.                                                                    $ 48,910                                      $ 62,444
  Europe                                                                    13,150                                        18,753
                                                                     -------------                                 -------------
  Asia-Pacific                                                                   -                                             -
Total:                                                                    $ 62,060                                      $ 81,197
                                                                     =============                                 =============

BUSINESS SEGMENTS                                             1998
                                      -------------------------------------------------
                                                         Laboratory
                                         SOFTWARE         Services             Total
                                      -------------------------------------------------
Revenue:
  Contract                               $      -            $  29,677     $     29,677
  Software licenses, service and
     Other                                 54,420                    -           54,420
  Hardware                                  8,114                    -            8,114
                                      -------------------------------------------------
Total Revenue                             $62,534            $  29,677     $     92,211
                                      =================================================

Operating income (loss)                   $ 1,090             ($14,546)     (1)($13,456)
                                      =================================================

Total Assets                              $52,889            $  74,976     $    127,865
                                      =================================================

GEOGRAPHIC INFORMATION
Revenues (2)(3):
  U.S.                                                                     $     58,601
  Europe                                                                         22,739
  Asia-Pacific                                                                   10,871
                                                                      -----------------
Total:                                                                     $     92,211
                                                                      =================

(1)  Includes $8.0 million of merger related costs.
(2) Revenue in the U.S. category for 1996 and 1997 includes export sales primarily to TMSI, the Company's sales and distribution entity for Asia Pacific region. TMSI was accounted for under the equity method during 1996 and 1997, and was consolidated in 1998.
(3)  Export sales totaled $28,944, $21,811 and $18,489 in 1996, 1997 and 1998, respectively.

                      PHARMACOPEIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)
                               DECEMBER 31, 1998

10.   Joint Venture Agreement

The Company owns a 50% interest in Teijin Molecular Simulations Incorporated
(TMSI), a Japan corporation formed for the purpose of marketing, distribution, licensing, selling and supporting the Company's products in Asia. For periods through December 31, 1997 the Company used the equity method of accounting for the joint venture. The Company had product sales to TMSI of approximately $5,924 and $8,478 in 1996 and 1997, respectively. The products are typically shipped directly to the end user by the Company.

Condensed financial information of TMSI as of and for the years ended December 31, 1996 and 1997 is as follows:

                                                            1996                 1997
                                                      -----------------     ---------------
                                                          (unaudited)        (unaudited)
Current assets......................................         $5,425             $ 4,790
Non-current assets..................................            642                 583
Current liabilities.................................          4,028               3,353
Stockholders' Equity................................          2,039               2,020
Revenue.............................................          6,490              11,067
Operating income....................................            267                 848
Net income..........................................            110                 343

As a result of certain changes to the joint venture agreement related to the management and control of the joint venture, in 1998 the Company began to consolidate its interest in TMSI.

As of December 31, 1998 the Company has a remaining obligation to Teijin Limited of $700 which will be paid in 1999.

11.   COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has several operating leases or sub-leases for office and laboratory space, which expire at various dates through February 28, 2007.

     The future minimum lease commitments at December 31, 1998 are as follows:

                        1999                    $ 4,361
                        2000                      4,370
                        2001                      4,359
                        2002                      4,322
                        2003                      4,365
                        Thereafter               11,339

Rent expense for the years ended December 31, 1996, 1997 and 1998 was $2,846, $3,793 and $4,435, respectively.

                      PHARMACOPEIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)
                               DECEMBER 31, 1998


11.   Commitments and Contingencies (continued)

ROYALTIES

The Company pays royalties to approximately forty-five partners for the worldwide licenses to enhance and market certain software developed at universities, corporations and other institutions. A majority of the royalty agreements are long term or perpetual in nature and the royalty obligations thereunder are generally based on a percentage of revenues derived from certain software licenses plus associated revenues from post contract support and maintenance. The royalty agreements require quarterly payments and generally do not limit the maximum royalty amount under the agreement. Certain agreements contain provisions for quarterly and annual minimum royalties of approximately $457. The Company paid royalties under these agreements of approximately $606, $1,333 and $2,110 in 1996, 1997 and 1998, respectively. Approximately $701, $1,304 and $1,623 of royalty expense related to royalty agreements is included in license cost of revenue for the year ended December 31, 1996, 1997 and 1998, respectively. Based on existing royalty agreements the Company expects to incur significant future royalty obligations.

On July 16, 1993, the Company entered into a license agreement with the Trustees of Columbia University and Cold Spring Harbor Laboratory. The agreement grants to the Company an exclusive, worldwide license to certain technology for making and using combinatorial chemical libraries. The agreement includes annual license fees and certain royalties to be made by the Company. In October 1995, the Company amended this license agreement and issued warrants to purchase 100,000 shares of common stock at $10.00 per share, exercisable through October 5, 2000 or earlier as defined in the warrants the years ended December 31, 1996, 1997, and 1998 the Company paid royalties and license fees to Columbia University of $590, $550 and $514, respectively.

Litigation

In the ordinary course of business, the Company is subject to claims and, from time to time, is named in various legal proceedings. In the opinion of management, the amount of ultimate liability, if any, with respect to any pending actions will not materially affect the financial position or results of operations of the Company.

                      Pharmacopeia, Inc. and Subsidiaries
                          Report on Form 10-K for the
                          Year ended December 31, 1998

                               INDEX TO EXHIBITS



Exhibit                                                                                 Sequentially
Number                          Exhibit Name                                              Numbered
                                                                                            Page
10.43++     Collaboration and License Agreement, dated as of October 29, 1998, between Pharmacopeia, Inc. and Schering-Plough Ltd.

10.44++ Collaboration and License Agreement, dated as of October 29, 1998, between Pharmacopeia, Inc. and Schering Corporation

10.45       Guarantee, dated as of October 29, 1998, between Pharmacopeia, Inc.
            and Schering-Plough Corporation

10.46# Employment Agreement, dated December 17, 1998, between the Company and Lewis Shuster

10.47       Lease dated November 12, 1998 between Molecular Simulations Inc. and
            San Diego Tech Center, LLC

10.48#      Indemnity Agreement dated July 21, 1997 between Molecular
            Simulations Inc. and C. Peter W. Booth

21.0        Subsidiaries of Pharmacopeia, Inc.

23.1        Consent of Ernst & Young LLP

23.2        Consent of Arthur Andersen LLP

24.1        Powers of Attorney (see signature page)

27.1        Financial Data Schedule (filed electronically with the SEC only)

++     Confidential treatment requested


#      Represents a management contract or compensatory plan or arrangement