Form 10-K405/A
period 1998-12-31
PHARMACOPEIA INC
filed 1999-04-01
CIK 1002388

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

                                   Corporation and Teijin Molecular Simulations Incorporated
          10.38************        Amendment to Distributorship Agreement dated October 17, 1994 between
                                   Molecular Simulations Incorporated and Teijin Molecular Simulations
                                   Incorporated.
          10.39************+       Amendment No. 2 to Distributorship Agreement dated September 30, 1996 between Molecular Simulations Incorporated and Teijin Molecular Simulations
                                   Incorporated.
          10.40*************+      Amended and Restated Distributorship Agreement, dated March 1, 1998, between Molecular Simulations Incorporated and Teijin Molecular Simulations
                                   Incorporated
          10.41*************       Indemnity Agreement, dated March 1, 1998, between Molecular Simulations
                                   Incorporated and Teijin Molecular Simulations Incorporated
          10.42*************       Lease Agreement, dated February 26, 1987, as amended, between Sorrento Tech
                                   Limited and Biosym Technologies, Inc.
          10.43**************++    Collaboration and License Agreement, dated as of October 29, 1998, between
                                   Pharmacopeia, Inc. and Schering-Plough Ltd.
          10.44**************++    Collaboration and License Agreement, dated as of October 29, 1998, between
                                   Pharmacopeia, Inc. and Schering Corporation.
          10.45**************      Guarantee, dated as of October 29, 1998, between Pharmacopeia, Inc. and
                                   Schering-Plough Corporation
          10.46**************#     Employment Agreement, dated December 17, 1998, between the Company and
                                   Lewis Shuster
          10.47**************      Lease dated November 12, 1998 between Molecular Simulations Inc. and San
                                   Diego Tech Center, LLC
          10.48**************#     Indemnity Agreement dated July 21, 1997 between Molecular Simulations Inc.
                                   and C. Peter W. Booth
          11.1*                    Statement re Computation of Per Share Earnings.
          21.0**************       Subsidiaries of Pharmacopeia, Inc.
          23.1                     Consent of Ernst & Young LLP.
          23.2                     Consent of Arthur Andersen LLP.
          24.1**************       Powers of Attorney
          27.1**************       Financial Data Schedule
          27.2*************        Restated Financial Data Schedule as of June 30, 1997



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

Company's Form 10-Q for the quarter ended September 30, 1996.
****** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K for the year ended December 31, 1996.
******* Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended June 30, 1997.
******** Incorporated by reference to the same numbered exhibit filed with the Company's form 10-Q for the quarter ended September 30, 1997.
********* Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K for the year ended December 31, 1997.
********** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K/A-2 for the year ended December 31, 1997.
*********** Incorporated by reference to Exhibit 10.15 and 10.16 to Molecular Simulations Incorporated's Registration Statement on Form S-1 (Registration No. 333-21427) listed on February 10, 1997.
************ Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended June 30, 1998. *************Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended September 30, 1998.
************** Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K for the year ended December 31, 1998.
+ Confidential treatment granted.
++ Confidential treatment requested.
# Represents a management contract or compensatory plan or arrangement.

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

                               Date:  April 1, 1999


                    [Rest of Page intentionally left blank]

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                               Title                                   Date
----------                               -----                                   ----

/s/ Joseph A. Mollica, Ph.D.             Chairman of the Board, President and    April 1, 1999
---------------------------------------  Chief Executive Officer (Principal
  Joseph A. Mollica, Ph.D.               Executive Officer)

/s/ Lewis J. Shuster                     President and Chief Operating Officer   April 1, 1999
---------------------------------------  - Pharmacopeia Labs (Principal
   Lewis J. Shuster                      Financial and Accounting Officer)

                 *                       Director                                April 1, 1999
---------------------------------------
   Gary E. Costley, Ph.D.

                 *                       Director                                April 1, 1999
---------------------------------------
   C. Peter W. Booth
                                         Director                                April 1, 1999

                 *                       Director                                April 1, 1999
---------------------------------------
   Charles A. Sanders, M.D.
                                         Director                                April 1, 1999
                 *
---------------------------------------
   Paul A. Bartlett, Ph.D.

* By: /s/ Joseph A. Mollica
     -------------------------
     Joseph A. Mollica, Ph.D.
     Attorney-in-Fact

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



                                              Ernst & Young LLP

Princeton, New Jersey
January 28, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Molecular Simulations Incorporated:

We have audited the accompanying consolidated balance sheets of Molecular Simulations Incorporated (a Delaware corporation) and subsidiaries as of December 31, 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997 (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Molecular Simulations Incorporated and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 (not presented separately herein) in conformity with generally accepted accounting principles.


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

                      PHARMACOPEIA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                          Year Ended December 31,
                                                              1996                1997                 1998
                                                       ----------------------------------------------------------
Cash flows from operating activities
Net loss                                                       $ (7,386)             $ (1,728)           $(10,163)
Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
  Depreciation                                                    2,833                 3,599               4,110
  Amortization                                                    1,205                 2,162               1,881
  Changes in operating assets and liabilities:
   Accounts receivable                                           (1,347)               (3,246)             (3,347)
   Prepaid expenses and other current assets                       (682)                 (258)             (1,103)
   Other assets                                                    (159)                  353                 708
   Accounts payable                                                (599)                1,856                 926
   Accrued liabilities                                            3,440                 3,316               3,309
   Deferred revenue                                              13,395                  (314)             (7,508)
   Other                                                            (84)                   37                 227
                                                       ----------------------------------------------------------
Net cash provided by (used in) operating activities              10,616                 5,777             (10,960)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                             (7,590)               (7,549)             (5,283)
Increase in capitalized software development costs               (1,520)               (1,923)             (1,322)
Effect of TMSI consolidation                                          -                     -              (1,113)
Purchases of held to maturity securities                        (95,750)              (90,373)            (26,756)
Purchases of available for sale securities                            -                     -             (36,231)
Proceeds from sales of held to maturity securities               63,615                81,765              35,758
Proceeds from sales of available for sale securities                  -                     -              56,025
                                                       ----------------------------------------------------------
Net cash provided by (used in) investing activities             (41,245)              (18,080)             21,078

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock                       23,905                 7,477               1,059
Payments on note payable                                         (1,196)               (1,313)             (1,590)
Additions to capital lease obligations                            1,344                     -                   -
Principal payments on capital leases                               (373)                 (193)               (184)
                                                       ----------------------------------------------------------
Net cash provided by (used in) financing activities              23,680                 5,971                (715)
Exchange rate effect on cash                                       (466)                 (627)                725
                                                       ----------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             (7,415)               (6,959)             10,128
Cash and cash equivalents beginning of period
  (including TMSI in 1998)                                       38,983                31,568              26,735
                                                       ----------------------------------------------------------
Cash and cash equivalents at end of period                     $ 31,568              $ 24,609            $ 36,863
                                                       ==========================================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                                      $    307              $    379            $    333
 Income taxes                                                  $    817              $  1,555            $  1,277

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

11.   COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has several operating leases or sub-leases for office and laboratory space, which expire at various dates through December 31, 2008.

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