Form 10-Q
period 1999-03-31
PHARMACOPEIA INC
filed 1999-05-14
CIK 1002388

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

                                   or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-27118
                                                 --------

                               PHARMACOPEIA, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                               33-0557266
------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

CN 5350, Princeton, New Jersey                           08543-5350
------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip code)

                                 (609) 452-3600
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days -- Yes X No
                       ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                CLASS                        OUTSTANDING AT APRIL 30, 1999
-------------------------------------       -----------------------------------
   Common Stock, $.0001 par value                      19,617,997

                       PHARMACOPEIA, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

ITEM                                                                                                PAGE
----                                                                                                ----
PART I.  FINANCIAL INFORMATION

Item 1.           Consolidated Unaudited Financial Statements:

                  Balance Sheets - March 31, 1999 and December 31, 1998                              3

                  Statements of Operations - Quarters Ended March 31, 1999 and 1998                  4

                  Statements of Cash Flows - Quarters Ended March 31, 1999 and 1998                  5

                  Notes to Consolidated Financial Statements                                         6

Item 2.           Management's Discussion and Analysis of Financial Condition and                    8
                  Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                         12


PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings                                                                  13

Item 2.           Changes in Securities                                                              13

Item 3.           Defaults upon Senior Securities                                                    13

Item 4.           Submission of Matters to a Vote of Security Holders                                13

Item 5.           Other Information                                                                  13

Item 6.           Exhibits and Reports on Form 8-K                                                   13

Signature                                                                                            14

Exhibits                                                                                             15

PART I
                                               FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                         PHARMACOPEIA, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                              (DOLLARS IN THOUSANDS)

                                                                           MARCH 31,               DECEMBER 31,
                                                                              1999                     1998
                                                                      ---------------------    ---------------------
ASSETS                                                                    (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                     $  22,514                $  36,863
   Marketable securities                                                            46,593                   44,235
   Trade receivables, net of allowance for doubtful accounts
        of $691 and $609, respectively                                              14,659                   22,771
   Prepaid expenses and other current assets                                         7,251                    5,774
                                                                      ---------------------    ---------------------
       Total current assets                                                         91,017                  109,643

Property and equipment - net                                                        13,223                   13,700
Software development costs - net                                                     3,352                    3,492
Goodwill                                                                             9,827                        -
Other assets                                                                           990                    1,030
                                                                      ---------------------    ---------------------
        Total assets                                                             $ 118,409                $ 127,865
                                                                      ---------------------    ---------------------
                                                                      ---------------------    ---------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $   3,387                $   5,158
   Accrued liabilities                                                              15,460                   21,427
   Deferred revenue, current portion                                                24,722                   24,415
   Notes payable, current portion                                                      585                    1,316
                                                                      ---------------------    ---------------------
        Total current liabilities                                                   44,154                   52,316

Note payable, long-term portion                                                        171                      328
Other long-term liabilities                                                              -                    1,240
Deferred revenue, long-term                                                          1,586                    1,764

Commitments and Contingencies

Stockholders' equity:
Capital stock                                                                            1                        1
Additional paid-in capital                                                         146,482                  145,499
Accumulated deficit                                                                (73,386)                 (72,820)
Accumulated other comprehensive loss                                                  (599)                    (463)
                                                                      ---------------------    ---------------------
     Total stockholders' equity                                                     72,498                   72,217
                                                                      ---------------------    ---------------------

     Total liabilities and stockholders' equity                                  $ 118,409                $ 127,865
                                                                      ---------------------    ---------------------
                                                                      ---------------------    ---------------------


         See accompanying notes to these unaudited financial statements.

                         PHARMACOPEIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     FOR THE THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                  1999                   1998
                                                            -----------------      -----------------
Revenue:
    Laboratory services                                              $ 9,076                $ 6,432
    Software license, service and other                               12,423                 13,054
    Hardware                                                           1,794                  1,066
                                                            -----------------      -----------------
       Total revenue                                                  23,293                 20,552

 Costs and expenses:
     Software license and other                                        1,170                    769
     Hardware                                                          1,477                    871
 Research and Development
     Collaborative                                                     5,837                  4,420
     Proprietary                                                       6,697                  6,757
 Sales, general and administrative                                     9,617                  8,641
                                                            -----------------      -----------------
       Total costs and expenses                                       24,798                 21,458
                                                            -----------------      -----------------
 Operating loss                                                       (1,505)                  (906)
 Interest and other income, net                                          979                  1,042
                                                            -----------------      -----------------
 Income (loss) before provision for income taxes                        (526)                   136
 Provision for income taxes                                               40                    928
                                                            -----------------      -----------------
 Net loss                                                             $ (566)                $ (792)
                                                            -----------------      -----------------
                                                            -----------------      -----------------


 Net loss per share - Basic                                          $ (0.03)               $ (0.04)
                                                            -----------------      -----------------
                                                            -----------------      -----------------

 Net loss per share - Diluted                                        $ (0.03)               $ (0.04)
                                                            -----------------      -----------------
                                                            -----------------      -----------------


 Weighted average number of common stock
       outstanding - Basic                                            19,275                 18,839
 Weighted average number of common stock
      outstanding - Diluted                                           19,275                 18,839

         See accompanying notes to these unaudited financial statements.

                       PHARMACOPEIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, DOLLARS IN THOUSANDS)

                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                              1999                 1998
                                                                        -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                 (UNAUDITED)
     Net loss                                                                   $   (566)             $   (792)
     Adjustments to reconcile net loss to net cash
     used in operations
        Depreciation and amortization                                              1,877                 1,482
        Changes in assets and liabilities:
             Accounts receivable                                                   8,112                 8,266
             Other current assets                                                 (1,478)               (1,010)
             Accounts payable                                                     (1,771)               (1,500)
             Accrued liabilities                                                  (5,966)               (5,129)
             Deferred revenue                                                        129                (3,597)
             Other                                                                  (990)                1,506
                                                                        -----------------    ------------------
                  Net cash used in operating activities                             (653)                 (774)
CASH FLOWS FROM INVESTING ACTIVITES:
     Purchase of property and equipment                                             (907)               (1,176)
     Purchase of marketable securities                                            (8,377)              (19,254)
     Sales of marketable securities                                                6,019                19,322
     Acquisition of distribution rights and joint venture interest               (10,037)                    -
     Increase in capitalized software development costs                             (353)                 (374)
                                                                        -----------------    ------------------
                 Net cash used in investing activities                           (13,655)               (1,482)
CASH FLOWS FROM FINANCING ACTIVITES:
     Principal payments under capital lease obligations                             (188)                 (232)
     Proceeds from issuance of common stock                                          983                   292
     Principal payment on note payable                                              (700)                 (700)
                                                                        -----------------    ------------------
                Net cash provided by (used in) financing activities                   95                  (640)
Exchange rate effect on cash and equivalents                                        (136)                 (167)
                                                                        -----------------    ------------------
Net decrease in cash and equivalents                                             (14,349)               (3,063)
Cash and equivalents, beginning of period                                         36,863                24,609
                                                                        -----------------    ------------------

Cash and equivalents, end of period                                             $ 22,514              $ 21,546
                                                                        -----------------    ------------------
                                                                        -----------------    ------------------

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                                      $ 167                 $ 226
                                                                        -----------------    ------------------
                                                                        -----------------    ------------------

     Income taxes                                                                   $ 26                 $ 588
                                                                        -----------------    ------------------
                                                                        -----------------    ------------------

         See accompanying notes to these unaudited financial statements.

                   PHARMACOPEIA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)


NOTE (1) - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial statements have been included.

         The Company's consolidated financial statements include the accounts of its wholly-owned subsidiary, Molecular Simulations Incorporated ("MSI"). In June 1998, all of the outstanding shares of MSI were acquired by the Company in a business combination accounted for as a pooling-of-interests. Accordingly, all prior financial data have been restated to represent the combined financial results of the previously separate entities (See Note 2).

         Interim results are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended.

NOTE (2) - BUSINESS COMBINATIONS

         MERGER WITH MOLECULAR SIMULATIONS INC.

         In June 1998, the Company completed a merger with MSI through the issuance of approximately 7.1 million shares of common stock for all of the capital stock of MSI, a privately held developer of software for the pharmaceutical, biotechnology, chemical, petrochemical and materials industries. The merger was accounted for as a pooling-of-interests and, accordingly, the Company's financial statements for the periods prior to the merger have been restated to include MSI.

         ACQUISITION OF JAPANESE DISTRIBUTION RIGHTS AND REMAINING JOINT VENTURE INTEREST

         In March 1999, the Company completed the re-purchase of certain distribution rights to MSI software in Japan and acquired the remaining 50% interest of its Japanese joint venture from Teijin Ltd. for a total cash purchase price of approximately $10.6 million. The joint venture markets, distributes, licenses and supports the Company's software products in the Asia/Pacific region. As a result of the transaction, Company ownership of the joint venture became 100%. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values. The excess of cost over the estimated fair value of the net assets acquired was allocated to goodwill in the amount of $9.8 million, which will be amortized on a straight-line basis over 20 years.

         Pro forma results of operations presented as if the acquisition of the remaining joint venture interest had taken place as of the beginning of the periods presented would not materially affect reported revenues and would not materially change net loss or net loss per share from the figures presented in the accompanying statements of operations.

NOTE (3) - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company adopted the Statement of Position effective January 1, 1999. The effect of the adoption was not material.

NOTE (4) - SEGMENT INFORMATION

         The Company operates in two business segments; laboratory services and software. Summarized information concerning industry segment operations for the three months ended March 31, 1999 and 1998, and for industry segment assets as of March 31, 1999 and December 31, 1998, is presented below:

                                                             1999                                       1998
                                           ------------------------------------------  ------------------------------------------
                                                          Laboratory                                 Laboratory
                                             Software      Services       Total          Software     Services        Total
                                           ------------------------------------------  ------------------------------------------
Revenue:
Laboratory services                              $     -        9,076       $  9,076        $     -      $  6,432       $  6,432
Software licences, service & other                12,423            -         12,423         13,054             -         13,054
Hardware                                           1,794            -          1,794          1,066             -          1,066
                                           ------------------------------------------  ------------------------------------------
Total                                            $14,217      $ 9,076       $ 23,293        $14,120      $  6,432       $ 20,552

Operating income (loss)                          $   504      $(2,009)      $ (1,505)       $ 2,393      $ (3,299)      $   (906)

Total assets                                     $45,019      $73,390       $118,409        $50,789      $ 77,076       $127,865

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited financial statements included elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

QUARTERS ENDED MARCH 31, 1999 AND 1998

         Total revenues grew 13% to $23.3 million in the first quarter of 1999 from $20.6 million in the first quarter of 1998. Laboratory services revenue increased 41% to $9.1 million in 1999 from $6.4 million in 1998 primarily as a result of an increase in the number and size of collaborations in progress. This growth included no one time milestone or up front license fee payments. However, certain collaborations accounting for about 25% of the 1999 first quarter laboratory services revenue will be winding down in the second quarter of 1999, and the Company will need to identify new collaborations in order to maintain current revenue levels thereafter.

         Total revenues generated from the software business segment (software license, service, hardware and other) increased marginally to $14.2 million in the first quarter of 1999 compared to $14.1 million in the first quarter of 1998. Hardware revenue increased $0.7 million to $1.8 million in 1999 while software license, service and other revenue declined 5% to $12.4 million compared to $13.0 million for the quarter ended March 31, 1998. The decline in software license, service and other revenue resulted primarily from a 36% decrease in Asian software revenues, which was partially offset by modest growth in Europe and the U.S. combined. However, distribution agreements were negotiated during the first quarter of 1999 that assured Asian software segment revenues denominated in local currency for the entire year 1999 will recover to an amount that approximates 1998 levels.

         Total research and development expenses, both collaborative and proprietary, increased to $12.5 million for the quarter ended March 31, 1999, compared to $11.2 million for the corresponding period in 1998. The increase of $1.3 million or 12% was generated entirely from increased activities associated with collaborative research. Proprietary research and development expenses decreased slightly from $6.8 million to $6.7 million reflecting the very initial stages of the Company's laboratory services strategic plan to decrease internal drug discovery efforts. Proprietary research and development costs include internal discovery programs, software development, ultra high-throughput screening, and informatics. Future research and development expenses may increase, even if internal drug discovery efforts decrease, as the Company further expands its software, ultra high-throughput screening, informatics and other development endeavors.

         Sales, general and administrative expenses increased to $9.6 million (41% of revenue) for the quarter ended March 31, 1999, compared to $8.6 million (42% of revenue) for the corresponding quarter in 1998. The increase of $1.0 million, or 12% is primarily attributable to increases in sales, marketing and service expenses within the software business segment. These increases were made primarily in the latter portions of 1998 as the Company continued to expand its global selling, marketing and services activities.

         The Company recorded interest and other income of $1.0 million for each of the quarters ended March 31, 1999 and 1998. Although the average balance of cash, cash equivalents and marketable securities declined from 1999 to 1998, interest earnings were offset by foreign exchange losses to a lesser extent in the first quarter of 1999 compared to 1998.

         The Company recorded an income tax provision of $40,000 for the quarter ended March 31, 1999 compared to $0.9 million for the quarter ended March 31, 1998. The year to year favorable tax variance is the result of the combined companies' ability to offset MSI's taxable income with Pharmacopeia's losses during the period following the completion of the merger.

         In the first quarter of 1999 the increase in revenue and reduced tax provision were almost entirely offset by the increase in research and development and sales, general and administrative expenses, resulting in a net loss of $0.6 million or $0.03 per share. This compares to a net loss of $0.8 million or $0.04 per share in the comparable quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its activities to date primarily through the sale of equity securities, funding under collaborative laboratory services arrangements, and sales of software licenses, software maintenance services and hardware. As of March 31, 1999, the Company had working capital of $46.9 million compared to $57.3 million as of December 31, 1998. The majority of this $10.4 million decrease in working capital resulted from the re-purchase of distribution rights to MSI software in Japan and the acquisition of the remaining 50% interest of a Japanese joint venture (See Note 2). Additionally, capital expenditures of $0.9 million (primarily computer hardware and laboratory equipment) contributed to cash used in investing activities. As of March 31, 1999, the Company's cash, cash equivalents and marketable securities totaled $69.1 million, which are invested in U.S. Treasury and government agency obligations, investment grade commercial paper and other short-term money market instruments.

         As of March 31, 1999, the Company had outstanding commitments for equipment purchases totaling $0.2 million. The Company anticipates that its capital requirements may continue to increase in future periods as the Company expands its research and development activities, expands its facilities, and acquires additional equipment.

         The Company anticipates that its existing capital resources will be adequate to fund the Company's operations at least through 2000. However, there can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements depend on numerous factors, including the ability of the Company to extend existing collaborations and enter into additional collaborative arrangements, competing technological and market developments, changes in the Company's existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, acquisitions of other businesses or technologies, the progress of the

Company's drug discovery programs and the progress of the Company's customers' milestone and royalty producing activities. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all. The Company's forecasts of the period of time through which its financial resources will be adequate to support its operations is forward looking information, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds.

YEAR 2000

         The year 2000 presents concerns for business computing because the use of certain two digit date formats could cause date sensitive software to recognize "00" as the year 1900 rather than the year 2000. The problem exists for many kinds of software and hardware, including mainframes, mini-computers, PC's and embedded systems. The year 2000 issue could affect the Company's software products, its internal systems, and the systems used by its distributors, customers and vendors.

         The Company is continuing to test its MSI software products and to classify its tested products as "compliant", "compliant with minor issues" and "not compliant". Of the more than 100 application modules comprising MSI's product lines, only one module has been identified as "not compliant" and a minor correction has been identified to make this module "compliant". The Company is also developing software updates to address those products that have been classified as "compliant with minor issues". None of these corrections or updates is expected to require a substantial resource commitment or to disrupt the Company's ongoing business activities. Pharmacopeia's policy is to make its commercially offered software products year 2000 "compliant".

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

         While year 2000 issues present a potential risk to Pharmacopeia's internal systems, distribution and supply chain, and facilities, the Company is minimizing risk with a worldwide effort. Pharmacopeia is performing an extensive assessment and is in the process of testing and remediating mission critical components. The current plan is to have all of these components resolved by September 1999. Management currently believes that all critical systems will be ready by the year 2000 and that the cost to address all issues will not exceed $0.7 million.

         Despite the efforts the Company is making to address the year 2000 issue with respect to its products, internal systems, key vendors, service providers and distributors, the Company recognizes that its customers and potential customers may devote increasing resources and substantial portions of their 1999 information systems spending to addressing their own year 2000 issues rather than purchasing and installing new software from the Company. These commitments by customers and potential customers to address their own year 2000 issues may result in the delay or loss of orders for the Company's software products and services. Any such delays or loss of orders could have a material adverse impact on the Company's 1999 sales volume. Mitigating this concern is the fact that a large portion of the Company's software revenues are derived from the renewal of existing annual license arrangements whereby the customer is no longer entitled to use the software if the renewal is not executed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's international operations are subject to risks inherent with exchange rate fluctuations. In the first quarter of 1999 approximately 46% of the Company's consolidated revenue was derived from customers outside the United States. Approximately 32% of the Company's revenue was derived from customers in Europe and approximately 14% was derived from customers in the Asia/Pacific region. The Company's exchange rate risk is greatest for dollar/euro and dollar/yen fluctuations. The Company's direct international sales generally are denominated in local currencies. Fluctuations in the value of currencies in which the Company conducts business relative to the United States dollar result in currency transaction gains and losses. When deemed appropriate, the Company engages in exchange rate hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations. At March 31, 1999, the Company had no material hedging transactions in effect.

         The Company does not use derivative financial instruments in its operations or investment portfolio. However, the Company regularly invests excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. The Company believes that market risk arising from holding these financial instruments is minimal.

         The Company does not have exposure to market risks associated with changes in interest rates as it has no variable interest rate debt outstanding. The Company does not believe that it has any other material exposure to market risks associated with interest rates.

                                  PART II

                              OTHER INFORMATION

ITEM 1.  Legal Proceedings

         The Company is not a party to any material litigation and is not aware of any threatened material litigation.

ITEM 2.  Changes in Securities - None

ITEM 3.  Defaults upon Senior Securities - None

ITEM 4.  Submission of Matters to a Vote of Security Holders - None

ITEM 5.  Other Information - None

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits - See Exhibit Index on Page 15

         (b) Reports on Form 8-K - No reports on Form 8-K were required to be filed during the three months ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PHARMACOPEIA, INC.

                                    By:  /s/ BRUCE C. MYERS
                                         ----------------------------------
                                         Bruce C. Myers
                                         Senior Vice President Finance,
                                         Chief Financial Officer
                                         (Duly Authorized Officer and Chief
                                         Accounting Officer)

                                         Date:  May 14, 1999

                            PHARMACOPEIA, INC.

                           INDEX TO EXHIBITS

No.      EXHIBIT
27       Financial Data Schedule, March 31, 1999