Form 10-Q
period 1999-06-30
PHARMACOPEIA INC
filed 1999-08-04
CIK 1002388

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-27118

                               PHARMACOPEIA, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                               33-0557266
-------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

CN 5350, PRINCETON, NEW JERSEY                              08543-5350
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days -- Yes X No
                        ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 CLASS                         OUTSTANDING AT JULY 29, 1999
    --------------------------------         --------------------------------
     Common Stock, $.0001 par value                    19,810,863

                       PHARMACOPEIA, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

ITEM                                                                                                        PAGE
----                                                                                                        ----

PART I.  FINANCIAL INFORMATION
Item 1.     Consolidated Unaudited Financial Statements:

            Balance Sheets - June 30, 1999 and December 31, 1998                                             3

            Statements of Operations - Three and Six Months Ended June 30, 1999 and 1998                     4

            Statements of Cash Flows - Six Months Ended June 30, 1999 and 1998                               5

            Notes to Consolidated Financial Statements                                                       6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                            8

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                                      14



PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings                                                                               15

Item 2.     Changes in Securities and Use of Proceeds                                                       15

Item 3.     Defaults upon Senior Securities                                                                 15

Item 4.     Submission of Matters to a Vote of Security Holders                                             15

Item 5.     Other Information                                                                               15

Item 6.     Exhibits and Reports on Form 8-K                                                                15

Signature                                                                                                   16

Exhibits                                                                                                    17

PART I                       FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PHARMACOPEIA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                             JUNE 30,               DECEMBER 31,
                                                                               1999                     1998
                                                                       ----------------------   ----------------------
ASSETS                                                                      (Unaudited)
Current assets:
   Cash and cash equivalents                                             $            29,538      $            36,863
   Marketable securities                                                              33,581                   44,235
   Trade receivables, net of allowance for doubtful accounts
        of $747 and $609, respectively                                                18,888                   23,307
   Prepaid expenses and other current assets                                           6,303                    5,238
                                                                       ----------------------   ----------------------
       Total current assets                                                           88,310                  109,643

Property and equipment - net                                                          12,589                   13,700
Software development costs - net                                                       3,518                    3,492
Goodwill - net                                                                         9,704                        -
Other assets                                                                           1,627                    1,030
                                                                       ----------------------   ----------------------
        Total assets                                                     $           115,748      $           127,865
                                                                       ----------------------   ----------------------
                                                                       ----------------------   ----------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $             2,969      $             5,158
   Accrued liabilities                                                                15,242                   21,427
   Deferred revenue, current portion                                                  23,735                   24,415
   Notes payable, current portion                                                        550                    1,316
                                                                       ----------------------   ----------------------
       Total current liabilities                                                      42,496                   52,316

Notes payable, long-term portion                                                          41                      328
Other long-term liabilities                                                                -                    1,240
Deferred revenue, long-term                                                            1,296                    1,764
Commitments and Contingencies
Stockholders' equity:
   Capital stock                                                                           1                        1
   Additional paid-in capital                                                        147,476                  145,499
   Accumulated deficit                                                               (74,978)                 (72,820)
   Accumulated other comprehensive loss                                                 (584)                    (463)
                                                                       ----------------------   ----------------------
      Total stockholders' equity                                                      71,915                   72,217
                                                                       ----------------------   ----------------------
        Total liabilities and stockholders' equity                       $           115,748      $           127,865
                                                                       ----------------------   ----------------------
                                                                       ----------------------   ----------------------


         See accompanying notes to these unaudited financial statements.

                       PHARMACOPEIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                  FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,                      ENDED JUNE 30,
                                                                1999                1998             1999              1998
                                                            -------------       -------------    --------------    -------------
Revenue:
    Laboratory services                                     $      8,228        $      7,023     $      17,304      $    13,455
    Software license, service and other                           12,394              11,458            24,817           24,512
    Hardware                                                       2,645               1,814             4,439            2,880
                                                            -------------       -------------    --------------    -------------
       Total revenue                                              23,267              20,295            46,560           40,847

 Costs and expenses:
     Software license and other                                      942                 794             2,112            1,563
     Hardware                                                      2,496               1,549             3,973            2,420
 Research and Development
     Collaborative                                                 5,092               4,715            10,929            9,135
     Proprietary                                                   7,013               7,207            13,710           13,964
 Sales, general and administrative                                10,151               8,248            19,768           16,889
 Merger related costs                                                  -               7,998                 -            7,998
                                                            -------------       -------------    --------------    -------------
       Total costs and expenses                                   25,694              30,511            50,492           51,969
                                                            -------------       -------------    --------------    -------------
 Operating loss                                                   (2,427)            (10,216)           (3,932)         (11,122)
 Interest and other income, net                                      863                 907             1,842            1,949
                                                            -------------       -------------    --------------    -------------
 Loss before provision for (benefit from) income taxes            (1,564)             (9,309)           (2,090)          (9,173)
 Provision for (benefit from) income taxes                            28                (936)               68               (8)
                                                            -------------       -------------    --------------    -------------
 Net loss                                                     $   (1,592)         $   (8,373)      $    (2,158)      $   (9,165)
                                                            -------------       -------------    --------------    -------------
                                                            -------------       -------------    --------------    -------------

 Net loss per share - Basic                                   $    (0.08)         $    (0.44)      $     (0.11)      $    (0.49)
                                                            -------------       -------------    --------------    -------------
                                                            -------------       -------------    --------------    -------------

 Net loss per share - Diluted                                 $    (0.08)         $    (0.44)      $     (0.11)      $    (0.49)
                                                            -------------       -------------    --------------    -------------
                                                            -------------       -------------    --------------    -------------

 Weighted average number of common stock
       outstanding - Basic                                        19,656              18,906            19,465           18,872
 Weighted average number of common stock
      outstanding - Diluted                                       19,656              18,906            19,465           18,872


         See accompanying notes to these unaudited financial statements.

                       PHARMACOPEIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, DOLLARS IN THOUSANDS)



                                                                                    SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                               1999                  1998
                                                                         ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $        (2,158)      $        (9,165)
   Adjustments to reconcile net loss to net cash
     used in operations
        Depreciation and amortization                                                3,820                 2,820
        Equity in undistributed earning of joint venture                                 -                 1,013
        Changes in assets and liabilities:
             Accounts receivable                                                     4,419                 5,279
             Prepaid and other current assets                                         (832)               (1,157)
             Accounts payable                                                       (2,189)                 (670)
             Accrued liabilities                                                    (6,185)                  533
             Deferred revenue                                                       (1,148)               (7,124)
             Other                                                                    (890)                1,551
                                                                         ------------------    ------------------
                  Net cash used in operating activities                             (5,163)               (6,920)
CASH FLOWS FROM INVESTING ACTIVITES:
    Purchase of property and equipment                                              (1,650)               (2,876)
    Purchase of marketable securities                                              (29,852)              (26,756)
    Sales of marketable securities                                                  40,506                35,758
    Acquisition of distribution rights and joint venture interest                  (10,037)                    -
    Issuance of note receivable                                                     (1,000)                    -
    Principal collected on note receivable                                              28                     -
    Increase in capitalized software development costs                                (959)                 (471)
                                                                         ------------------    ------------------
                 Net cash provided by (used in) investing activities                (2,964)                5,655
CASH FLOWS FROM FINANCING ACTIVITES:
    Proceeds from issuance of common stock                                           1,977                   630
    Principal payments on notes payable                                             (1,053)               (1,153)
                                                                         ------------------    ------------------
                Net cash provided by (used in) financing activities                    924                  (523)
Exchange rate effect on cash and equivalents                                          (122)                 (101)
                                                                         ------------------    ------------------
Net decrease in cash and equivalents                                                (7,325)               (1,889)
Cash and equivalents, beginning of period                                           36,863                24,609
                                                                         ------------------    ------------------
Cash and equivalents, end of period                                        $        29,538       $        22,720
                                                                         ------------------    ------------------
                                                                         ------------------    ------------------

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                              $           188       $           263
                                                                         ------------------    ------------------
                                                                         ------------------    ------------------
     Income taxes                                                          $            43       $         1,405
                                                                         ------------------    ------------------
                                                                         ------------------    ------------------


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

         The Company's consolidated financial statements include the accounts of its wholly-owned subsidiary, Molecular Simulations Incorporated ("MSI"). In June 1998, all of the outstanding shares of MSI were acquired by the Company in a business combination accounted for as a pooling-of-interests. Accordingly, all prior financial data have been restated, as applicable, to represent the combined financial results of the previously separate entities (See Note 2).

         Interim results are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended.

         Certain prior year information has been reclassified to conform with the current year presentation.

NOTE (2) - ACQUISITION OF JAPANESE DISTRIBUTION RIGHTS AND REMAINING JOINT VENTURE INTEREST

         In March 1999, the Company completed the re-purchase of certain distribution rights to MSI software in Japan and acquired the remaining 50% interest of its Japanese joint venture (MSI KK) from Teijin Ltd. for a total cash purchase price of approximately $10.6 million. MSI KK markets, distributes, licenses and supports the Company's software products in the Asia/Pacific region. As a result of the transaction, Company ownership of MSI KK became 100%. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values. The excess of cost over the estimated fair value of the net assets acquired was allocated to goodwill in the amount of $9.8 million, which is being amortized on a straight-line basis over 20 years.

         Pro forma results of operations presented as if the acquisition of the remaining joint venture interest had taken place as of the beginning of the periods presented would not materially affect reported revenues, net loss or net loss per share as compared to the figures presented in the accompanying statements of operations.

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

NOTE (4) - SEGMENT INFORMATION

         The Company operates in two business segments: laboratory services and software (which includes software licenses, service, hardware and other). Summarized information concerning industry segment operations for the three and six month periods ended June 30, 1999 and 1998, and for industry segment assets as of June 30, 1999 and December 31, 1998, is presented below:



                                                THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                  JUNE 30, 1999                               JUNE 30, 1999
                                      --------------------------------------  ----------------------------------------
                                                    Laboratory                              Laboratory
                                        Software     Services      Total        Software     Services        Total
                                      --------------------------------------  ----------------------------------------
Revenue:
Laboratory services                     $      -    $   8,228     $  8,228      $      -    $  17,304      $  17,304
Software licenses, service & other        12,394            -       12,394        24,817            -         24,817
Hardware                                   2,645            -        2,645         4,439            -          4,439
                                      --------------------------------------  ----------------------------------------
Total                                   $ 15,039    $   8,228     $ 23,267      $ 29,256    $  17,304      $  46,560
                                      --------------------------------------  ----------------------------------------
                                      --------------------------------------  ----------------------------------------
Operating income (loss)                 $     93    $  (2,520)    $ (2,427)     $    597    $  (4,529)     $  (3,932)
                                      --------------------------------------  ----------------------------------------
                                      --------------------------------------  ----------------------------------------
Total assets                                                                    $ 48,382    $  67,366      $ 115,748
                                                                              ----------------------------------------
                                                                              ----------------------------------------


                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                     JUNE 30, 1998                        JUNE 30, 1998
                                      --------------------------------------  ----------------------------------------
                                                    Laboratory                              Laboratory
                                        Software     Services       Total       Software     Services        Total
                                      --------------------------------------  ----------------------------------------
Revenue:
Laboratory services                     $      -        7,023     $  7,023      $      -    $  13,455      $  13,455
Software licenses, service & other        11,458            -       11,458        24,512            -         24,512
Hardware                                   1,814            -        1,814         2,880            -          2,880
                                      --------------------------------------  ----------------------------------------
Total                                   $ 13,272    $   7,023     $ 20,295      $ 27,392    $  13,455      $  40,847
                                      --------------------------------------  ----------------------------------------
                                      --------------------------------------  ----------------------------------------
Operating income (loss)                 $ (2,965)   $  (7,251)    $(10,216)     $   (572)   $ (10,550)     $ (11,122)
                                      --------------------------------------  ----------------------------------------
                                      --------------------------------------  ----------------------------------------
Total assets                                                                    $ 50,789    $  77,076      $ 127,865
                                                                              ----------------------------------------
                                                                              ----------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited financial statements included elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

     Total revenue grew 15% to $23.3 million for the quarter ended June 30, 1999 compared to $20.3 million for the corresponding 1998 quarter.

     Laboratory services revenue increased 17% to $8.2 million for the quarter ended June 30, 1999 compared to $7.0 million for the corresponding 1998 quarter. The increase was primarily attributable to an increase in the number and size of collaborations in progress, including primarily three contracts signed in the latter half of 1998. Laboratory services revenue for the quarter ended June 30, 1999 included no one-time milestone or up front license fee payments, whereas laboratory services revenue for the second quarter 1998 included a $750,000 one-time milestone payment. Approximately 10% of the second quarter 1999 laboratory services revenue was derived from collaborations that were completed in the second quarter of 1999. The Company has negotiated an extension to one of these collaborations and is currently negotiating other new contracts to replace these revenues, but there can be no assurance that these efforts will be successful.

     Total revenue generated from the software business segment (software license, service, hardware and other) increased 13% to $15.0 million for the quarter ended June 30, 1999 compared to $13.3 million for the corresponding 1998 quarter. Software license, service and other revenue increased 8% to $12.4 million for the second quarter of 1999 compared to $11.5 million for the corresponding 1998 quarter. Hardware revenue increased by $0.8 million to $2.6 million for quarter ended June 30, 1999.

     Software business segment revenue continued to grow in the combined Europe and US regions, which showed an increase of 23% in total revenue for the quarter ended June 30, 1999 compared with the second quarter of 1998. Management believes that this increase in total revenue for the combined Europe and US regions resulted primarily from a continuing increase in the size of the molecular simulation expert software market, and from an increase in the Company's market share within this market. Management also believes that revenue levels in the 1998 second quarter were adversely effected by the sales cycle disruption caused by the 1998 merger between MSI and Pharmacopeia. Lastly, the Company's new WebLab line of desktop products also contributed slightly to the increased revenue.

     Offsetting the increase in software business segment revenue for the combined Europe and US regions was continued weakness in the Asia region, where software business segment revenue declined 29% for the quarter ended June 30, 1999 compared with the second quarter of 1998. This decrease resulted primarily from the disruption in sales caused by the 1999 re-negotiation of the Company's distribution arrangements in Japan. However, the new distribution agreement provides for guaranteed payments in respect of calendar 1999 that should result in Asian software segment revenue denominated in local currency approximately equal to 1998 levels.

     Total research and development expenses, both collaborative and proprietary, were $12.1 million for the quarter ended June 30, 1999, compared to $11.9 million for the corresponding quarter of 1998. Collaborative research and development increased 8% for the second quarter of 1999 compared to the corresponding 1998 quarter. This increase was attributable primarily to the increased number and size of laboratory services contracts in progress. Proprietary research and development expenses declined 3% in the second quarter of 1999 compared with the second quarter of 1998. Proprietary research and development costs include costs associated with internal drug discovery programs, software development, ultra high-throughput screening, and informatics. The decline in proprietary research and development expenses is primarily attributable to a decrease in proprietary drug discovery work and a slight decrease in modeling software related work, offset somewhat by an increase in informatics related software development activities.

     Within its laboratory services business segment, the Company intends to continue to decrease its proprietary drug discovery development efforts over the remaining portion of 1999, and to focus almost exclusively on funded drug discovery work beginning in 2000. Consistent with this strategy, the Company continues to seek collaborative research funding of its proprietary drug discovery programs but with lower up-front fees than the Company had sought previously. However, future consolidated research and development expenses may increase, even if internal drug discovery activities decrease, as the Company may further expand its software, ultra high-throughput screening, informatics and other development endeavors.

     Sales, general and administrative expenses increased to $10.2 million for the quarter ended June 30, 1999, representing 44% of total revenue. Sales, general and administrative expenses were $8.2 million for the quarter ended June 30, 1998, representing 41% of total revenue. The quarter to quarter increase of $2.0 million is primarily attributable to increases in sales, marketing and service expenses within the software business segment, which reflect the Company's expansion of its global selling, marketing and services capacity undertaken primarily in the second half of 1998.

     The Company recorded interest and other income of $0.9 million for both quarters ended June 30, 1999 and 1998. Although a lower average balance of cash, cash equivalents and marketable securities in the second quarter of 1999 compared to the second quarter of 1998 resulted in lower interest income in the 1999 second quarter compared to the 1998 second quarter, interest income was offset by foreign exchange losses to a lesser extent in the second quarter of 1999 compared to the second quarter of 1998.

     The Company recorded an income tax provision of $28,000 for the quarter ended June 30, 1999 and a tax benefit of $936,000 for the comparable 1998 quarter. The 1999 tax provision is primarily due to certain foreign taxable income generated from the software business segment. In 1998, a tax benefit attributable to MSI's second quarter (pre-merger) operating losses was recorded.

     As a result of the foregoing, the Company experienced a net loss of $1.6 million or $0.08 per share for the quarter ended June 30, 1999. This compares to a net loss in the second quarter of 1998 of $0.4 million, or $0.02 per share, excluding merger related costs of $8 million.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     Total revenue grew 14% to $46.6 million for the six months ended June 30, 1999 compared to $40.8 million for the six months ended June 30, 1998.

     Laboratory services revenue increased 29% to $17.3 million for the six months ended June 30, 1999 compared to $13.5 million for the comparable 1998 period. The year-to-date increase was primarily attributable to an increase in the number and size of collaborations in progress, including primarily three contracts signed in the latter half of 1998. The 1999 laboratory services revenue includes no one-time milestone or up front license fee payments, whereas laboratory services revenue for the six-months ended June 30, 1998 included a $750,000 one-time milestone payment. About 18% of the year-to-date 1999 laboratory services revenue was derived from collaborations that were completed in the second quarter of 1999. The Company has negotiated an extension to one of these completed contracts, and is currently negotiating other new contracts to replace these revenues, but there can be no assurance that these efforts will be successful.

     Total revenue generated from the software business segment (software license, service, hardware and other) increased 7% to $29.3 million for the six months ended June 30, 1999 over the comparable 1998 period. Software license, service and other revenue increased slightly to $24.8 million for the six months ended June 30, 1999 compared to $24.5 million for the corresponding 1998 period. Hardware revenue increased by $1.6 million to $4.4 million for the six months ended June 30, 1999.

     Software business segment revenue continued to grow in the combined Europe and US regions, which showed an increase of 18% in total revenue for the six months ended June 30, 1999 compared with the similar 1998 period. Management believes that the increase in the total revenue for the combined Europe and US regions resulted primarily from a continuing increase in the size of the molecular simulation expert software market and from an increase in the Company's market share within this market. The Company's new WebLab line of desktop products also contributed slightly to these revenue increases for the six months ended June 30, 1999.

     The revenue increase in software business segment revenue for the combined Europe and US regions was partially offset by continued weakness in the Asia region, where software business segment revenue declined 34% for the six months ended June 30, 1999 compared with the similar 1998 period. The year-to-date revenue decrease resulted primarily from general economic weakness in the region during the first quarter and disruption in second quarter sales caused by the 1999 re-negotiation of the Company's distribution arrangements in Japan. However, the new distribution agreement provides for guaranteed payments in respect of calendar 1999 that should result in Asian software segment revenue denominated in local currency approximately equal to 1998 levels.

     Total research and development expenses, both collaborative and proprietary, were $24.6 million for the six months ended June 30, 1999, compared to $23.1 million for the corresponding period in 1998. Collaborative research and development expenses increased 20% for the six months ended June 30, 1999 over the comparable 1998 period. This increase was attributable primarily to the increased number and size of laboratory services contracts in progress. Proprietary research and development expenses declined 2% for the six months ended June 30, 1999 over the comparable 1998 period. Proprietary research and development costs include costs associated with internal drug discovery programs, software development, ultra high-throughput screening, and informatics. The decline in proprietary research and development expenses is primarily attributable to a decrease in proprietary drug discovery work and a slight decrease in modeling software related work, offset somewhat by an increase in informatics related software development activities.

     Sales, general and administrative expenses increased to $19.8 million for the six months ended June 30, 1999, representing 42% of total revenue. Sales, general and administrative expenses were $16.9 million for the six months ended June 30, 1998, representing 41% of total revenue. The increase of $2.9 million is primarily attributable to increases in sales, marketing and service expenses within the software business segment, which reflect the Company's expansion of its global selling, marketing and services capacity undertaken primarily in the second half of 1998.

     The Company recorded interest and other income of $1.8 million for the six months ended June 30, 1999, compared to $1.9 million for corresponding period in 1998. The decline in the average balance of cash, cash equivalents and marketable securities resulted in lower interest income in 1999 compared to 1998, although interest income was offset by foreign exchange losses to a lesser extent in 1999 than in 1998.

     The Company recorded an income tax provision of $68,000 for the six months ended June 30, 1999 and a tax benefit of $8,000 for the comparable 1998 period. The increase in tax provision in 1999 is due to certain foreign taxable income generated from the software business segment.

     As a result of the foregoing, the Company experienced a net loss of $2.2 million or $0.11 per share for the six months ended June 30, 1999. This compares to a net loss in the corresponding period in 1998 of $1.2 million, or $0.06 per share, excluding merger related costs of $8.0 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its activities to date primarily through the sale of equity securities, funding under collaborative laboratory services arrangements, and sales of software licenses, software maintenance services and hardware. As of June 30, 1999, the Company had working capital of $45.8 million compared to $57.3 million as of December 31, 1998. The majority of this $11.5 million decrease in working capital resulted from the re-purchase of distribution rights to MSI software in Japan and the acquisition of the remaining 50% interest of a Japanese joint venture (See also Note 2 to Consolidated Financial Statements). Additionally, in 1999 the Company has invested approximately $1.7 million of cash on capital expenditures, consisting primarily of computer hardware and laboratory equipment. As of June 30, 1999, the Company's cash, cash equivalents and marketable securities totaled $63.1 million, which are invested in U.S. Treasury and government agency obligations, investment grade commercial paper and other short-term money market instruments.

     As of June 30, 1999, the Company had outstanding commitments for equipment purchases totaling $0.5 million. The Company anticipates that its capital requirements may increase in future periods as the Company expands its research and development activities, expands its facilities, and acquires additional equipment. However, as the Company curtails its proprietary drug discovery activities, these increases may be temporarily offset or delayed by the Company's redeployment of laboratory equipment and facilities from proprietary drug discovery work to collaborative work, if and when needed for such collaborative work. The Company's capital requirements may also increase in future periods as the Company seeks to expand its technology platform through investments, licensing arrangements, technology alliances or acquisitions.

     The Company anticipates that its existing capital resources will be adequate to fund the Company's operations at least through 2001. However, there can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements depend on numerous factors, including the ability of the Company to extend existing laboratory services collaborations and to enter into additional collaborative arrangements, the ability of the Company to continue to generate software sales, competing technological and market developments, changes in the Company's existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, acquisitions of other businesses or technologies, and the progress of the Company's customers' milestone and royalty producing activities. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all. The Company's forecasts of the period of time through which its financial resources will be adequate to support its operations is forward looking information, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds.

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

     The Company has tested the current versions of its MSI software products and has developed corrections or updates such that these products are believed to be year 2000 compliant. These corrections and updates will be made available to customers in the third quarter of 1999. None of these corrections or updates required a substantial resource commitment or disrupted the Company's ongoing business activities. The Company also has plans and procedures to verify that new and updated versions of MSI software products are year 2000 compliant.

     Pharmacopeia is also testing the readiness of its internal systems, including information technology (IT) and non-IT systems, for handling the year 2000, and has substantially completed the remediation and certification process. The Company is also reviewing its facilities and infrastructures. Contingency plans have or will be developed, where appropriate, in parallel with the testing and remediation efforts.

     Pharmacopeia is evaluating its third-party distribution and supply chain to understand their ability to continue providing services and products through the change to the year 2000. The Company is monitoring and working directly with key vendors, service providers, hardware manufacturers and distributors to avoid any business interruption in the year 2000. If critical third parties are identified to have year 2000 issues, contingency plans will be developed.

     While year 2000 issues present a potential risk to Pharmacopeia's internal systems, distribution and supply chain, and facilities, the Company is minimizing risk with a worldwide effort. Pharmacopeia continues to perform an extensive assessment and to test and remediate mission critical components. The current plan is to have all of these components resolved by October 1999. Management currently believes that all critical systems will be ready by the year 2000 and that the cost to address all remaining issues will not exceed $0.5 million.

     Despite the efforts the Company is making to address the year 2000 issue with respect to its products, internal systems, key vendors, service providers and distributors, the Company recognizes that its customers and potential customers may devote substantial portions of their remaining 1999 information systems resources to addressing their own year 2000 issues rather than purchasing and installing new software from the Company. These commitments by customers and potential customers to address their own year 2000 issues may result in the delay or loss of orders for the Company's software products and services. Any such delays or loss of orders could have a material adverse impact on the Company's sales volume for the remainder of 1999. Mitigating this concern is the fact that a large portion of the Company's software revenues are derived from the renewal of existing annual license arrangements whereby the customer is no longer entitled to use the software if the renewal is not executed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's international operations are subject to risks inherent with exchange rate fluctuations. Through the second quarter of 1999, approximately 43% of the Company's consolidated revenue was derived from customers outside the United States. Approximately 21% of the Company's revenue was derived from customers in Europe and approximately 22% was derived from customers in the Asia/Pacific region for the same period. The Company's exchange rate risk is greatest for dollar/euro and dollar/yen fluctuations. The Company's direct international sales generally are denominated in local currencies. Fluctuations in the value of currencies in which the Company conducts business relative to the United States dollar result in currency transaction gains and losses. When deemed appropriate, the Company engages in exchange rate hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations. At June 30, 1999, the Company had no material hedging transactions in effect.

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

ITEM 2.           Changes in Securities and Use of Proceeds - None

ITEM 3.           Defaults upon Senior Securities - None

ITEM 4.           Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of Stockholders was held on May 4, 1999. The following actions were approved at the meeting:

                  (a) The following persons were elected to serve as Directors of the Company:


                                                                                        Abstentions
                                                                                         and Broker
                                                         For              Against        Non-Votes
                  Joeseph A. Mollica                  13,359,970          428,763               -
                  Gary E. Costley                     13,359,706          429,027               -
                  C. Peter W. Booth                   13,359,897          428,836               -

                  The following persons are incumbent directors who were not subject to re-election at the Annual Meeting:

                  Frank Baldino Jr., Edith W. Martin, Charles A. Sanders and Paul A. Bartlett

                  (b) The 1994 Incentive Stock Plan was amended to increase the number of shares of common stock authorized for issuance thereunder to 3,700,000 shares.


                                                                             Broker
                       For             Against          Abstain             Non-Votes
                    12,099,170        1,684,513          5,050                  -

ITEM 5.           Other Information - None

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits - See Exhibit Index on Page 17

                  (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three months ended June 30, 1999.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PHARMACOPEIA, INC.

                                        By:  /s/ BRUCE C. MYERS
                                            -----------------------------------
                                             Bruce C. Myers
                                             Senior Vice President, Finance and
                                             Chief Financial Officer
                                             (Duly Authorized Officer and Chief
                                               Accounting Officer)

                                             Date:  August 4, 1999

                               PHARMACOPEIA, INC.

                                INDEX TO EXHIBITS

No.         EXHIBIT

10.49 Lease Agreement, dated May 1, 1999, between Pharmacopeia and South Brunswick Rental I, LTD.

27.1        Financial Data Schedule, June 30, 1999