Form 10-Q
period 1999-09-30
PHARMACOPEIA INC
filed 1999-11-15
CIK 1002388

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission File Number: 0-27118

                               PHARMACOPEIA, INC.

-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                              33-0557266
-----------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

CN 5350, Princeton, New Jersey                                   08543-5350
-----------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)

                                 (609) 452-3600
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
-----------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days -- Yes X No _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                CLASS                        OUTSTANDING AT OCTOBER 29, 1999
--------------------------------------    ------------------------------------
   Common Stock, $.0001 par value                      19,960,079
--------------------------------------    ------------------------------------

                       PHARMACOPEIA, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

ITEM                                                                    PAGE

PART I.  FINANCIAL INFORMATION

Item 1.      Consolidated Unaudited Financial Statements:

             Balance Sheets - September 30, 1999 and December 31, 1998    3

             Statements of Operations - Three and Nine Months Ended
             September 30, 1999 and 1998                                  4

             Statements of Cash Flows - Nine Months Ended September 30,
             1999 and 1998                                                5

             Notes to Consolidated Financial Statements                   6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    8

Item 3.      Quantitative and Qualitative Disclosures about Market Risk   14



PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings                                             15

Item 2.     Changes in Securities and Use of Proceeds                     15

Item 3.     Defaults upon Senior Securities                               15

Item 4.     Submission of Matters to a Vote of Security Holders           15

Item 5.     Other Information                                             15

Item 6.     Exhibits and Reports on Form 8-K                              15

Signature                                                                 16

Exhibits                                                                  17

PART I                        FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PHARMACOPEIA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                         SEPTEMBER 30,             DECEMBER 31,
                                                                             1999                       1998
                                                                         -------------             ------------
ASSETS                                                                   (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                  $  15,328                $  36,863
  Marketable securities                                                         48,620                   44,235
  Trade receivables, net of allowance for doubtful accounts
    of $582 and $609, respectively                                              20,615                   23,307
  Prepaid expenses and other current assets                                      5,118                    5,238
                                                                         -------------             ------------
    Total current assets                                                        89,681                  109,643

Property and equipment - net                                                    12,059                   13,700
Software development costs - net                                                 3,493                    3,492
Goodwill - net                                                                   9,581                        -
Other assets                                                                     1,755                    1,030
                                                                         -------------             ------------
         Total assets                                                        $ 116,569                $ 127,865
                                                                         -------------             ------------
                                                                         -------------             ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $   2,192                $   5,158
  Accrued liabilities                                                           13,585                   21,427
  Deferred revenue, current portion                                             25,806                   24,415
  Notes payable, current portion                                                   420                    1,316
                                                                         -------------             ------------
    Total current liabilities                                                   42,003                   52,316

Notes payable, long-term portion                                                    36                      328
Other long-term liabilities                                                          -                    1,240
Deferred revenue, long-term                                                      1,686                    1,764
Commitments and Contingencies
Stockholders' equity:
  Capital stock                                                                      1                        1
  Additional paid-in capital                                                   147,928                  145,499
  Accumulated deficit                                                          (74,642)                 (72,820)
  Accumulated other comprehensive loss                                            (443)                    (463)
                                                                         -------------             ------------
    Total stockholders' equity                                                  72,844                   72,217
                                                                         -------------             ------------
      Total liabilities and stockholders' equity                             $ 116,569                $ 127,865
                                                                         -------------             ------------
                                                                         -------------             ------------

See accompanying notes to these unaudited financial statements.

                       PHARMACOPEIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            THREE MONTHS                        NINE MONTHS
                                                                        ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                                       1999            1998                 1999           1998
                                                                     --------        --------              --------       --------
Revenue:
   Laboratory services                                               $  7,935        $  6,971              $ 25,239       $ 20,426
   Software license, maintenance and other                             14,149          12,309                38,966         36,822
   Hardware                                                             2,166           1,791                 6,605          4,671
                                                                     --------        --------              --------       --------
      Total revenue                                                    24,250          21,071                70,810         61,919

Cost of revenue:
   Laboratory services                                                  4,482           5,462               15,411          14,597
   Software license, maintenance  and other                             1,587           1,170                5,016           3,609
   Hardware                                                             1,953           1,565                5,926           3,985
                                                                     --------        --------              --------        --------
      Total cost of revenue                                             8,022           8,197               26,353          22,191

Gross margin                                                           16,228          12,874               44,457          39,728

Operating costs and expenses:
    Research and development                                            7,243           6,722               20,953          20,687
    Sales, general and administrative                                   9,702           8,737               28,153          24,751
    Merger related costs                                                    -               -                    -           7,998
                                                                     --------        --------              --------       --------
      Total operating costs and expenses                               16,945          15,459               49,106          53,436
                                                                     --------        --------              --------       --------
Operating loss                                                           (717)         (2,585)              (4,649)        (13,708)
Interest and other income, net                                          1,089           1,052                2,931           3,001
                                                                     --------        --------              --------       --------
Income (loss) before provision for income taxes                           372          (1,533)              (1,718)        (10,707)
Provision for income taxes                                                 36             550                  104             542
                                                                     --------        --------              --------       --------
Net income (loss)                                                    $    336        $ (2,083)            $ (1,822)       $(11,249)
                                                                     --------        --------              --------       --------

Net income (loss) per share - Basic                                  $   0.02        $  (0.11)            $  (0.09)       $  (0.60)
                                                                     --------        --------              --------       --------
                                                                     --------        --------              --------       --------
Net income (loss) per share - Diluted                                $   0.02        $  (0.11)            $  (0.09)       $  (0.60)
                                                                     --------        --------              --------       --------
                                                                     --------        --------              --------       --------

Weighted average number of common stock
      outstanding - Basic                                              19,819          18,968               19,583          18,905
Weighted average number of common stock
     outstanding - Diluted                                             20,896          18,968               19,583          18,905


See accompanying notes to these unaudited financial statements.

                       PHARMACOPEIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, DOLLARS IN THOUSANDS)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                   1999                 1998
                                                                 ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     $ (1,822)            $(11,249)
    Adjustments to reconcile net loss to net cash
     used in operations
       Depreciation and amortization                                5,649                4,820
       Equity in undistributed earnings of joint venture                -                1,013
       Changes in assets and liabilities:
             Accounts receivable                                    2,692                3,565
             Prepaid and other current assets                         293                1,866
             Accounts payable                                      (2,966)                (639)
             Accrued liabilities                                   (7,841)              (1,179)
             Deferred revenue                                       1,313               (7,771)
             Other                                                 (1,000)                 409
                                                                 ---------            ---------
                  Net cash used in operating activities            (3,682)              (9,165)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                             (2,436)              (3,492)
    Purchase of marketable securities                             (47,192)             (49,556)
    Sales of marketable securities                                 42,807               76,925
    Acquisition of distribution rights and joint venture
    interest                                                      (10,037)
    Issuance of note receivable                                    (1,000)                   -
    Principal collected on note receivable                             71                    -
    Increase in capitalized software development costs             (1,326)              (1,309)
                                                                 ---------            ---------
                 Net cash provided by (used in) investing
                 activities                                       (19,113)              22,568
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                         2,429                  864
     Principal payments on notes payable                           (1,187)              (1,690)
                                                                 ---------            ---------
                Net cash provided by (used in) financing
                activities                                          1,242                 (826)
Exchange rate effect on cash and equivalents                           18                  376
                                                                 ---------            ---------
Net increase (decrease) in cash and equivalents                   (21,535)              12,953
Cash and equivalents, beginning of period                          36,863               24,609
                                                                 ---------            ---------
Cash and equivalents, end of period                              $ 15,328             $ 37,562
                                                                 ---------            ---------
                                                                 ---------            ---------

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                    $    206             $    323
                                                                 ---------            ---------
                                                                 ---------            ---------
     Income taxes                                                $     78             $  2,019
                                                                 ---------            ---------
                                                                 ---------            ---------

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

         Beginning with this interim report, the Company has revised the format of its statement of operations to segregate costs of revenues from operating costs and expenses, and to report gross margin from revenue. This change in presentation format resulted from the recent change in the Company's primary business focus, from drug research to the sale of technology products and services. The Company believes that the new format better presents results of operations. Prior period amounts have been reclassified to conform to the new presentation. The following supplemental table presents the Company's quarterly statements of operations under the new format for 1998 and 1999.


                                                                              Three Months Ended
                                             ------------------------------------------------------------------------------------
                                             March 31,  June 30,  September 30,  December 31,  March 31,  June 30,  September 30,
                                               1998       1998        1998           1998        1999       1999         1999
                                             ------------------------------------------------------------------------------------
Revenue:
  Laboratory services                        $ 6,432    $ 7,023   $ 6,971        $ 9,251       $ 9,076    $ 8,228   $ 7,935
  Software license, maintenance and other     13,055     11,458    12,309         17,598        12,423     12,394    14,149
  Hardware                                     1,066      1,814     1,791          3,443         1,794      2,645     2,166
                                             ------------------------------------------------------------------------------------
    Total revenue                             20,553     20,295    21,071         30,292        23,293     23,267    24,250

Cost of revenue:
  Laboratory services                          4,420      4,715     5,462          5,710         5,837      5,092     4,482
  Software license, maintenance and other      1,193      1,246     1,170          1,677         1,837      1,592     1,587
  Hardware                                       871      1,549     1,565          3,076         1,477      2,496     1,953
                                             ------------------------------------------------------------------------------------
    Total cost of revenue                      6,484      7,510     8,197         10,463         9,151      9,180     8,022

Gross Margin                                  14,069     12,785    12,874         19,829        14,142     14,087    16,228

Operating costs and expenses:
  Research and development                     6,758      7,207     6,722          7,969         6,697      7,013     7,243
  Sales, general and administrative            8,218      7,796     8,737         11,608         8,950      9,501     9,702
  Merger related costs                             -      7,998         -              -             -          -         -
                                             ------------------------------------------------------------------------------------
    Total operating costs and expenses        14,976     23,001    15,459         19,577        15,647     16,514    16,945

Operating income (loss)                         (907)   (10,216)   (2,585)           252        (1,505)     2,427)     (717)
Interest and other income, net                 1,042        907     1,052          1,201           979        863     1,089
                                             ------------------------------------------------------------------------------------
Income (loss) before provision for
    (benefit from) income taxes                  135     (9,309)   (1,533)         1,453          (526)    (1,564)      372

Provision for (benefit from) income taxes        928       (936)      550            367            40         28        36
                                             ------------------------------------------------------------------------------------
Net income (loss)                            $  (793)   $(8,373)  $(2,083)       $ 1,086       $  (566)   $(1,592)  $   336
                                             ------------------------------------------------------------------------------------
                                             ------------------------------------------------------------------------------------

NOTE (2) - SEGMENT INFORMATION

         The Company operates in two business segments: laboratory services and software (which includes software licenses, maintenance, hardware and other). Summarized information concerning industry segment operations for the three and nine month periods ended September 30, 1999 and 1998, and for industry segment assets as of September 30, 1999 and December 31, 1998, is presented below. The operating loss for the nine month period ended September 30, 1998 excludes $8.0 million of merger related costs.

                                                        THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                        SEPTEMBER 30, 1999                         SEPTEMBER 30, 1999
                                            ---------------------------------------     ---------------------------------------
                                                            Laboratory                                 Laboratory
                                             Software        Services        Total       Software       Services         Total
                                            ----------     ------------     -------     ----------     ------------     -------
Revenue:
Laboratory services                         $     -        $ 7,935          $ 7,935     $     -        $25,239          $25,239
Software licenses, maintenance and other     14,149              -           14,149      38,966              -           38,966
Hardware                                      2,166              -            2,166       6,605              -            6,605
                                            ----------     ------------     -------     ----------     ------------     -------
Total                                       $16,315        $ 7,935          $24,250     $45,571        $25,239          $70,810
                                            ----------     ------------     -------     ----------     ------------     -------
                                            ----------     ------------     -------     ----------     ------------     -------

Operating income (loss)                     $ 2,053        $(2,770)         $  (717)    $ 2,652        $(7,301)         $(4,649)
                                            ----------     ------------     -------     ----------     ------------     -------
                                            ----------     ------------     -------     ----------     ------------     -------

Total assets - September 30, 1999                                                       $46,356        $70,213          $116,569
                                                                                        ----------     ------------     -------
                                                                                        ----------     ------------     -------

                                                        THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                        SEPTEMBER 30, 1998                         SEPTEMBER 30, 1998
                                            ---------------------------------------     -----------------------------------------
                                                            Laboratory                                 Laboratory
                                             Software        Services        Total       Software       Services         Total
                                            ----------     ------------     -------     ----------     ------------     ---------
Revenue:
Laboratory services                         $       -      $   6,971        $ 6,971     $       -      $  20,426        $ 20,426
Software licenses, maintenance and other       12,309              -         12,309        36,822              -          36,822
Hardware                                        1,791              -          1,791         4,671              -           4,671
                                            ----------     ------------     -------     ----------     ------------     ---------

Total                                       $  14,100      $   6,971        $21,071     $  41,493      $  20,426        $ 61,919
                                            ----------     ------------     -------     ----------     ------------     ---------
                                            ----------     ------------     -------     ----------     ------------     ---------


Operating income (loss)                     $     711      $  (3,296)       $(2,585)    $   3,619      $  (9,329)       $ (5,710)
                                            ----------     ------------     -------     ----------     ------------     ---------
                                            ----------     ------------     -------     ----------     ------------     ---------


Total assets - December 31, 1998                                                        $  50,789      $  77,076        $ 127,865
                                                                                        ----------     ------------     ---------
                                                                                        ----------     ------------     ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited financial statements included elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Total revenue grew 15% to $24.3 million for the quarter ended September 30, 1999 compared to $21.1 million for the corresponding 1998 quarter.

         Laboratory services revenue increased 14% to $7.9 million for the quarter ended September 30, 1999 compared to $7.0 million for the corresponding 1998 quarter. This increase was primarily attributable to an increase in the number and size of collaborations in progress, including several contracts signed in the latter half of 1998 and in 1999. A significant portion of third quarter 1999 laboratory services revenue resulted from the Company's new Lead Discovery Service (LDS) offering, whereby the Company uses its proprietary high-throughput screening system to screen the Company's multi-million quantity compound collection against customer drug targets. Laboratory services revenue for the quarters ended September 30, 1999 and 1998 included no one-time milestone or up front license fee payments.

         Total revenue generated from the software business segment (software license, maintenance, hardware and other) increased 16% to $16.3 million for the quarter ended September 30, 1999 compared to $14.1 million for the corresponding 1998 quarter. Software license, maintenance and other revenue increased 15% to $14.1 million for the third quarter of 1999 compared to $12.3 million for the corresponding 1998 quarter. Hardware revenue increased 21% to $2.2 million for the quarter ended September 30, 1999.

         Software business segment revenue continued to grow in the combined Europe and US regions, increasing 18% for the quarter ended September 30, 1999 compared with the third quarter of 1998. Management believes that this increase in total revenue for the combined Europe and US regions resulted primarily from a continuing increase in the size of the molecular simulation expert software market and from an increase in the Company's market share within this market.

         Software business segment revenue for the Asia region showed an increase of 4% for the quarter ended September 30, 1999 compared with the third quarter of 1998. This increase resulted entirely from the positive currency impact of the strengthening Yen, which offset the 10% decline in Yen denominated sales. Management believes that this decline in revenues resulted primarily from the disruption in sales caused by the first quarter 1999 re-negotiation of the Company's distribution arrangements in Japan. However, the rate of decline in 1999 quarterly revenues compared to 1998 quarterly revenues decreased substantially in the third quarter, and management expects further recovery in Asian sales levels in the next several quarters. In addition, the new distribution agreement in Japan provides for guaranteed sales order levels for the nine-month period ending December 31, 1999 and for the year 2000. The effect of these guarantees is that 1999 fourth quarter software revenues in Japan should exceed the revenues reported in the fourth quarter of 1998, and that 2000 software revenues in Japan should exceed 1999 revenues.

         Gross margin generated from laboratory services increased 129% to $3.5 million for the quarter ended September 30, 1999 compared to $1.5 million for the corresponding 1998 quarter. This increase in laboratory services gross margin resulted from the 14% increase in laboratory services revenue, from a shift in mix of business from headcount-based research services to fixed price high-throughput screening services, and from cost efficiencies achieved by the transition of screening work from 96 to 384 well formats.

         Gross margin generated from the software business segment (software license, maintenance, hardware and other) increased 12% to $12.8 million for the quarter ended September 30, 1999 compared to $11.4 million for the corresponding 1998 quarter. This increase in software business segment gross margin resulted primarily from the 16% increase in software business segment revenue, offset slightly by a decrease in margin on hardware sales and by an increase in maintenance and support costs and higher royalty bearing software sales.

         Research and development expenses increased 8% to $7.2 million for the quarter ended September 30, 1999, compared to $6.7 million for the corresponding quarter of 1998. Research and development costs include costs associated with internal drug discovery programs, software development, ultra high-throughput screening, and informatics. The increase in research and development expenses is primarily attributable to an increase in software development activities, offset by a decrease in internal drug discovery activities.

         Within its laboratory services business segment, the Company intends to continue to decrease its internal drug discovery efforts over the remaining portion of 1999, and to focus primarily on funded drug discovery services beginning in 2000. However, future research and development expenses may increase in total, even if internal drug discovery activities decrease, as the Company may further expand its software, ultra high-throughput screening, informatics and other development endeavors.

         Sales, general and administrative expenses increased to $9.7 million for the quarter ended September 30, 1999, representing 40% of total revenue. Sales, general and administrative expenses were $8.7 million for the quarter ended September 30, 1998, representing 41% of total revenue. The quarter to quarter increase of $1.0 million is primarily attributable to increases in sales and marketing expenses within the software business segment, which reflect the expansion of the Company's global selling and marketing capacity undertaken primarily in the second half of 1998.

         The Company recorded interest and other income of $1.1 million for each of the quarters ended September 30, 1999 and 1998. Third quarter interest income declined compared to 1998 primarily as a result of lower balances of cash, cash equivalents and marketable securities. However, foreign exchange gains offset this decline, primarily as a result of the positive currency impact of the strengthening Yen.

         The Company recorded an income tax provision of $36,000 for the quarter ended September 30, 1999 and $0.6 million for the comparable 1998 quarter. The 1999 and 1998 tax provisions are primarily due to foreign taxable income generated from the software business segment.

         As a result of the foregoing, the Company generated net income of $0.3 million or $0.02 per diluted share for the quarter ended September 30, 1999. This compares to a net loss in the third quarter of 1998 of $2.1 million, or $0.11 per diluted share.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Total revenue grew 14% to $70.8 million for the nine months ended September 30, 1999 compared to $61.9 million for the nine months ended September 30, 1998.

         Laboratory services revenue increased 24% to $25.2 million for the nine months ended September 30, 1999 compared to $20.4 million for the comparable 1998 period. This year-to-date increase was primarily attributable to an increase in the number and size of collaborations in progress, including several contracts signed in the latter half of 1998 and in 1999. A significant portion of laboratory service revenue for the nine month period ended September 30, 1999 resulted from the Company's new Lead Discovery Service (LDS) offering, whereby the Company uses its proprietary high-throughput screening system to screen the Company's multi-million quantity compound collection against customer drug targets. Laboratory services revenue for the nine months ended September 30, 1999 included no one-time milestone or up front license fee payments, whereas laboratory services revenue for the nine months ended September 30, 1998 included a $750,000 one time milestone payment.

         Total revenue generated from the software business segment (software license, maintenance, hardware and other) increased 10% to $45.6 million for the nine months ended September 30, 1999 over the comparable 1998 period. Software license, maintenance and other revenue increased 6% to $39.0 million for the nine months ended September 30, 1999 compared to $36.8 million for the corresponding 1998 period. Hardware revenue increased 41% to $6.6 million for the nine months ended September 30, 1999.

         Software business segment revenue continued to grow in the combined Europe and US regions, increasing by 17% for the nine months ended September 30, 1999 compared with the similar 1998 period. Management believes that the increase in total revenue for the combined Europe and US regions resulted primarily from a continuing increase in the size of the molecular simulation expert software market and from an increase in the Company's market share within this market.

         The revenue increase in software business segment revenue for the combined Europe and US regions was partially offset by continuing weakness in the Asia region, where software business segment revenue declined 19% for the nine months ended September 30, 1999 compared with the similar 1998 period. Management believes this year-to-date revenue decrease resulted primarily from the disruption in sales caused by the first quarter 1999 re-negotiation of the Company's distribution arrangements in Japan. Partially offsetting the decline in 1999 year-to-date revenues for the Asia region was the positive currency impact of the strengthening Yen against the dollar in the third quarter of 1999.

         Gross margin generated from laboratory services increased 69% to $9.8 million for the nine months ended September 30, 1999 compared to $5.8 million for the corresponding 1998 period. This increase in laboratory services gross margin resulted from the 24% increase in laboratory services revenue, from a shift in mix of business from headcount-based research services to fixed price high-throughput screening services, and from cost efficiencies achieved by the transition of screening work from 96 to 384 well formats.

         Gross margin generated from the software business segment (software license, maintenance, hardware and other) increased 2% to $34.6 million for the nine months ended September 30, 1999 compared to $33.9 million for the corresponding 1998 period. This increase in software business segment gross margin resulted primarily from the 10% increase in software business segment revenue, offset slightly by a decrease in margin on hardware sales and by an increase in maintenance and support costs and higher royalty bearing software sales.

         Research and development expenses increased 1% to $21.0 million for the nine months ended September 30, 1999, compared to $20.7 million for the corresponding period in 1998. Research and development costs include costs associated with internal drug discovery programs, software development, ultra high-throughput screening, and informatics. This slight increase in research and development expenses is primarily attributable to an increase in software development activities, offset by a decrease in internal drug discovery activities.

         Sales, general and administrative expenses increased to $28.2 million for the nine months ended September 30, 1999, representing 40% of total revenue. Sales, general and administrative expenses were $24.8 million for the nine months ended September 30, 1998, representing 40% of total revenue. The increase of $3.4 million is primarily attributable to increases in sales and marketing expenses within the software business segment, which reflect the expansion of the Company's global selling and marketing capacity undertaken primarily in the second half of 1998.

         The Company recorded interest and other income of $2.9 million for the nine months ended September 30, 1999 compared to $3.0 million for corresponding period in 1998. The decline in the average balance of cash, cash equivalents and marketable securities resulted in lower interest income in 1999 compared to 1998. However, foreign exchange gains offset this decline, primarily as a result of the positive currency impact of the strengthening Yen.

         The Company recorded an income tax provision of $0.1 million for the nine months ended September 30, 1999 and $0.5 million for the comparable 1998 period. The tax provision in 1999 and 1998 is due to foreign taxable income generated from the software business segment.

         As a result of the foregoing, the Company generated a net loss of $1.8 million or $0.09 per diluted share for the nine months ended September 30, 1999. This compares to a net loss in the corresponding period in 1998 of $3.3 million, or $0.17 per diluted share, excluding merger related costs of $8.0 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its activities to date primarily through the sale of equity securities and through sales of laboratory services, software licenses, software maintenance services and hardware. As of September 30, 1999, the Company had working capital of $47.7 million compared to $57.3 million as of December 31, 1998. The majority of this $9.6 million decrease in working capital resulted from the re-purchase of distribution rights to MSI software in Japan and the acquisition of the remaining 50% interest of a Japanese joint venture. In 1999 the Company also invested approximately $2.4 million of cash on capital expenditures, consisting primarily of computer hardware and laboratory equipment. As of September 30, 1999, the Company's cash, cash equivalents and marketable securities totaled $63.9 million, which are invested in U.S. Treasury and government agency obligations, investment grade commercial paper and other short-term money market instruments.

         As of September 30, 1999, the Company had outstanding commitments for equipment purchases totaling $0.2 million. The Company anticipates that its capital requirements may increase in future periods as the Company expands its research and development activities, expands its facilities, and acquires additional equipment. However, as the Company curtails its internal drug discovery activities, these increases may be temporarily offset or delayed by the Company's redeployment of laboratory equipment and facilities from internal drug discovery work to collaborative work, if and when needed for such collaborative work. The Company's capital requirements may also increase in future periods as the Company seeks to expand its technology platform through investments, licensing arrangements, technology alliances or acquisitions.

         The Company anticipates that its existing capital resources will be adequate to fund the Company's operations at least through 2001. However, there can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements depend on numerous factors, including the ability of the Company to extend existing laboratory services agreements and to enter into additional arrangements, the ability of the Company to continue to generate software sales, competing technological and market developments, changes in the Company's existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, acquisitions of other businesses or technologies, and the progress of the Company's customers' milestone and royalty producing activities. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all. The Company's forecasts of the period of time through which its financial resources will be adequate to support its operations is forward looking information, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds.

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

         The Company has tested the current versions of its software products and has developed corrections or updates such that these products are believed to be year 2000 compliant. These corrections and updates were made available to customers in the third quarter of 1999. None of these corrections or updates required a substantial resource commitment or disrupted the Company's ongoing business activities. The Company has also developed plans and procedures to verify that versions of its software products released subsequent to the third quarter of 1999 are year 2000 compliant.

         The Company has also tested the readiness of its internal systems, including information technology (IT) and non-IT systems, for handling the year 2000, and has substantially completed the remediation and certification process. The Company has also completed a review of its facilities and infrastructure. Contingency plans have been developed, where appropriate, in parallel with the testing and remediation efforts.

         The Company has evaluated its third-party distribution and supply chain to understand their ability to continue providing services and products through the change to the year 2000. The Company is monitoring and working directly with key vendors, service providers, hardware manufacturers and distributors to avoid any business interruption in the year 2000. To date, no critical third parties with year 2000 issues have been identified.

         While year 2000 issues present a potential risk to the Company's internal systems, distribution and supply chain, and facilities, the Company is minimizing such risk with a worldwide effort. Pharmacopeia has performed extensive assessment and testing and has remediated mission critical components. These components were identified and resolution was nearly completed by October 1999. Management currently believes that all critical systems will be ready by the year 2000 and that the total cost to address all such issues will not exceed $0.5 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's international operations are subject to risks inherent with exchange rate fluctuations. Through the third quarter of 1999, approximately 43% of the Company's consolidated revenue was derived from customers outside the United States. Approximately 32% of the Company's revenue was derived from customers in Europe and approximately 11% was derived from customers in the Asia/Pacific region for the same period. The Company's exchange rate risk is greatest for dollar/euro and dollar/yen fluctuations. The Company's direct international sales generally are denominated in local currencies. Fluctuations in the value of currencies in which the Company conducts business relative to the United States dollar result in currency transaction gains and losses. When deemed appropriate, the Company engages in exchange rate-hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations. At September 30, 1999, the Company had no material hedging transactions in effect.

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

ITEM 4.           Submission of Matters to a Vote of Security Holders - None

ITEM 5.           Other Information - None

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits - See Exhibit Index on Page 17

                  (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three months ended September 30, 1999.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PHARMACOPEIA, INC.

                                  By:  /S/ BRUCE C. MYERS
                                     ------------------------------------
                                       Bruce C. Myers
                                       Senior Vice President, Finance and
                                       Chief Financial Officer
                                       (Duly Authorized Officer and Chief
                                         Accounting Officer)

                                       Date:  November 12, 1999

                                  PHARMACOPEIA, INC.

                                  INDEX TO EXHIBITS

No.          EXHIBIT

27.1         Financial Data Schedule, September 30, 1999