Form 10-K405
period 1999-12-31
PHARMACOPEIA INC
filed 2000-03-30
CIK 1002388

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

   /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

   / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
         __________.

                         Commission File Number: 0-27188

                       PHARMACOPEIA, INC. AND SUBSIDIARIES
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

        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK $.0001 PAR VALUE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   YES X  NO
                                                      ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The approximate aggregate market value of voting stock held by nonaffiliates of the Registrant was $516,730,156 based on the last sale price of Common Stock reported on The Nasdaq National Market on January 31, 2000. 6,746,737 shares of Common Stock held by officers, directors, and holders of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 2000, the number of outstanding shares of the Registrant's Common Stock was 20,715,365.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Part III of Form 10-K is incorporated by reference from the Registrant's Proxy Statement for the Annual Stockholders Meeting to be held May 3, 2000 (the "Proxy Statement), which was filed with the Securities and Exchange Commission on March 27, 2000.

===============================================================================

                       PHARMACOPEIA, INC. AND SUBSIDIARIES

                                 1999 FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
PART I...........................................................................................................

           ITEM 1.      BUSINESS................................................................................. 1
           ITEM 2.      PROPERTIES...............................................................................22
           ITEM 3.      LEGAL PROCEEDINGS........................................................................22
           ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................22

PART II    ......................................................................................................

           ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....................22
           ITEM 6.      SELECTED FINANCIAL DATA..................................................................23
           ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS......................................................23
           ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                        RISK.....................................................................................29
           ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................30
           ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE......................................................45

PART III   ......................................................................................................

           ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................................45
           ITEM 11.     EXECUTIVE COMPENSATION...................................................................45
           ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT...............................................................................45
           ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................46

PART IV    ......................................................................................................

           ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K..............................................................................................46

SIGNATURES.......................................................................................................51


                                     PART I

ITEM 1.  BUSINESS

      Pharmacopeia, Inc. ("Pharmacopeia" or the "Company") designs, develops, markets and supports science and technology-based products and services intended to improve and accelerate the processes of drug discovery and chemical development. The Company's Drug Discovery Services Segment provides drug discovery services to pharmaceutical and biotechnology companies based on proprietary combinatorial chemistry and high throughput screening technologies. The Company's Software Segment provides molecular modeling and simulation software that facilitates the discovery and development of new drug and chemical products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries.


      In 1999, Pharmacopeia developed and began implementing a strategic plan that emphasizes the sale of products and services that enable pharmaceutical, biotechnology and broader chemical companies to discover drugs and develop chemicals more quickly and less expensively. This new strategic plan eliminates continued investment in the self-funded drug discovery projects that Pharmacopeia had been working on since 1996. The intent of this new strategic plan is to generate sustainable near term and long term revenue and profit growth while still remaining eligible for certain milestones and royalties based on past, current, and expected future drug discovery services.

      When used anywhere in this Report, the words "expects", "believes", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. The Company has based these forward-looking statements on its current expectations about future events. Such statements are subject to risks and uncertainties including, but not limited to, the successful implementation of the Company's new strategic plan, the acceptance of new products, the obsolescence of existing products, the resolution of existing and potential future patent issues, additional competition, changes in economic conditions, and other risks described in documents the Company has filed with the Securities and Exchange Commission. All forward-looking statements in this report are qualified entirely by the cautionary statements included in this report and such filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this report. These forward-looking statements speak only as of the date of this Report. The Company disclaims any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

      Following are more detailed descriptions of each of the Company's two business segments.

                         PHARMACOPEIA'S SOFTWARE SEGMENT

      For companies in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries, innovation in the discovery and development of new products and the rapid, cost-effective commercialization of these products is crucial to success. To keep pace with scientific advancement, companies in these industries invest considerable resources in technologies designed to help discover, develop and commercialize new products and processes. The pace of technical progress has resulted in the increased use of computation to simulate processes, predict the outcome of product designs and decrease the time to market.

      Many factors that affect a product's performance, including activity, bioavailability, toxicity, shelf life and environmental impact, are governed by fundamental, atomic level properties such as molecular shape, structure and reactivity. Molecular simulation was developed to predict these molecular properties and help researchers discover new products, sharpen the focus of experimental activities and improve ultimate product performance. Through its wholly owned subsidiary Molecular Simulations Inc. ("MSI"), Pharmacopeia is a leading provider of molecular modeling, simulation, and information management software.

      MSI designs, develops, markets and supports software that facilitates the discovery and development of new products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries.

Using MSI's software products, researchers are able to increase the speed and efficiency of the research and development cycle, thereby reducing product development costs and shortening the time to market for new product introductions and process improvements. Customers of MSI's software include leading commercial, governmental and academic organizations. Many of the largest pharmaceutical, biotechnology, chemical, petroleum and semiconductor companies worldwide use MSI software.

      MSI has a broad product suite consisting of over 100 application modules based on proprietary technologies that employ fundamental scientific principles, advanced computer visualization, molecular modeling techniques and computational chemistry. MSI's application products allow scientists to perform molecular level computations of chemical, biological and physical properties, to simulate, visualize and analyze chemical and biological systems, and to communicate the results to other scientists. MSI's products are based upon advanced software architectures that facilitate the development, integration and deployment of new software products. MSI also offers open access to its core software development environment, within which customers and third-party licensees can develop, integrate and distribute their own software applications for computational chemistry, biology and materials research. MSI markets its products and services worldwide, principally through its direct sales force based in the United States, Europe and Asia, excluding Japan, and through an exclusive distributor in Japan.

      Pharmacopeia plans to continue enhancing its MSI product and service offerings for simulation specialists, who are the principal users of MSI products. In addition, Pharmacopeia plans to broaden significantly its user base of MSI software to include the much larger population of experimentalists--laboratory scientists and engineers who engage in experimental activities. MSI has packaged its core simulation technologies into solutions-oriented applications known as computational instruments. These products are easier to use than traditional simulation products, perform specific functions analogous to typical laboratory procedures, and can be accessed at the computer desktop. MSI's WebLab-Registered Trademark-family of life sciences products consists of computational instruments accessible over corporate Intranets. MSI's new Materials Studio-TM- product line provides high quality simulation on the personal computer (PC) through a standard user interface running under Microsoft Windows. These instruments create a "virtual laboratory" for use on desktop computers by a broad range of scientists to perform computational chemistry, materials research, and biology experiments.

SOFTWARE SEGMENT BUSINESS STRATEGY

      Through MSI, Pharmacopeia's objective is to strengthen its position as a leading provider of molecular simulation products and services worldwide by providing a set of productivity tools that are integral to the research and development activities of its customers. The key elements of this strategy to achieve this objective include:

      EXPAND USER BASE. Pharmacopeia plans to increase sales to its key software accounts and pursue new software customers within existing markets. In addition, software will be targeted not only at a growing number of simulation specialists, but also at the much larger group of experimentalists (scientists and engineers). Pharmacopeia believes it can leverage its strong relationships with simulation specialists to help promote use of MSI products by other scientists working in the same organization as the specialists.

      LEVERAGE CORE TECHNOLOGY AND MAINTAIN TECHNOLOGY LEADERSHIP. Pharmacopeia believes that the core MSI technology has helped position the Company at the forefront of simulation technology providers. Pharmacopeia intends to continue to make significant investments in research and development in order to improve the efficiency and predictive accuracy of the MSI core technology and to maintain its technology leadership. Further, the strategy for MSI's desktop products is to create a "virtual laboratory" that allows access to MSI's validated core technology from desktop computers operating within corporate Intranets.

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

      ENHANCE TECHNOLOGY POSITION. MSI strengthens its scientific and technical expertise through acquisitions and consortia, and through joint development projects with leading academic, governmental and industrial researchers. MSI will continue to pursue acquisitions and strategic relationships with third parties in order to provide it with early access to new technologies, facilitate market acceptance of new products and reduce internal research and development investment.

SOFTWARE SEGMENT SCIENCE AND TECHNOLOGY

      MSI's core technology delivers predictive models of chemical, biological and materials phenomena within MSI's open environment. This technology simulates interatomic and intermolecular interactions, and a wide range of corresponding properties, including molecular structure, activity, diversity, stability, morphology, solubility, adhesion, adsorption, diffusion, color, analytical spectra, and optical, electrical and mechanical properties. There are four primary classes of molecular simulation methods, all of which are found in MSI products:

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

      MOLECULAR METHODS. Molecular methods probe molecular conformations and the interactions between molecules based on simplified analytical expressions. These methods include automated procedures for probing how a drug molecule binds to an active site, what conformations a polymer chain may adopt, and what similarities exist between a new amino acid sequence and protein sequences for which tertiary structures are known. They also include tools used to determine structure based on x-ray diffraction or nuclear magnetic resonance data.

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

      OPEN ARCHITECTURE. MSI has pioneered an open molecular simulation software architecture, Cerius2, which includes an efficient data model; libraries of mathematical, chemical and graphical utilities; and a client/server data and communications management layer. Cerius2, a modular, object-oriented system, is written principally in C++ and uses industry-standard protocols such as MOTIF and TCP/IP. This modular architecture is designed to provide streamlined access to the various methods, allowing their use in discrete, combined and packaged ways. The Cerius2 application programming interfaces ("APIs") are used by MSI's internal developers to create products. The same APIs are made available through the Cerius2 SDK to customers and third-party licensees. Using the Cerius2 open architecture and its validated methods, MSI has created its computational instruments. In each of these computational instruments, a particular application of one or more methods is precalibrated, parameters and protocols are predefined and results are delivered in an easily interpretable fashion. These computational instruments are designed for and used by experimentalists, such as synthetic, analytical and formulation chemists.

      WebLab is a Web-enabling extension of the Cerius2 open architecture, and is the medium by which MSI can deliver desktop products for life sciences experimentalists. Accessed from a Web browser, these products make use of both the Cerius2 architecture and MSI's methods running on a server machine. The server is a UNIX workstation accessed through a corporate Intranet. The client browser application is created using industry-standard languages and protocols. The WebLab Viewer, a helper application, provides improved performance in the display and manipulation of molecular structures. Versions of the WebLab Viewer have been released for PCs running under Windows 95, Windows 98 and Windows NT.

      MSI's Cerius2 architecture, graphics and interface subsystems are supported on Silicon Graphics and IBM UNIX workstations. Certain of the methods are also supported on vector supercomputers and on shared and distributed memory parallel architectures. Existing and planned WebLab products will run on major platforms that support standard browser technology.

SOFTWARE SEGMENT PRODUCTS AND SERVICES

      Through MSI, Pharmacopeia offers a broad suite of software products and services designed to enable its customers to shorten product lead times, reduce research and development costs, improve product and process performance, collect and compute otherwise inaccessible information, and communicate more effectively both inside and outside an organization. MSI products and services incorporate the following attributes:

      VALIDATED CORE TECHNOLOGY. The core technology underlying MSI products consists of a number of fundamental, scientifically proven methods for conducting predictive computer modeling of chemical, biological and materials phenomena at the atomic and molecular level. This core technology is validated by over a decade of industrial use and by the publication of hundreds of presentations, papers and articles citing applications of this technology.

      BROAD APPLICABILITY. The validated core technology underlying MSI products enables Pharmacopeia to offer a wide range of products and services to a variety of industries, including the pharmaceutical, biotechnology, chemical, petrochemical, electronics, food, paper, agrochemical, aerospace, plastics, paint and natural gas industries. MSI products simulate and analyze both small molecules that may be candidates for new drugs and more complex molecular structures such as proteins or the polymers found in advanced materials. These products are used in research applications as diverse as drug discovery, protein design and structure determination, crystallization and formulation, polymer property prediction, catalysis and development of electronic materials.

      OPEN ARCHITECTURE. MSI products are based upon an open architecture that allows customers, collaborators and third parties to develop software applications in the same development environment used internally by MSI. MSI's core molecular modeling functions are included in this open environment, which permits developers to focus on their particular scientific interests and increase the power and utility of their programs by integrating them with MSI's products.

      EASE OF USE. MSI-developed software products are integrated, modular, focused on specific research areas or techniques, and accessible by an intuitive graphical user interface ("GUI"). This GUI enables experimentalists to use molecular simulation in a manner consistent with established analytical and laboratory techniques, in a user-friendly computational environment.

      INCREASED ACCESS. MSI is developing a desktop product line that targets a broader group of users, including laboratory scientists and engineers. Web browsers and software products running in the Microsoft Windows environment are used increasingly by scientific researchers on desktop computers to search for, analyze and communicate scientific data, particularly within corporate Intranets. MSI's desktop products use familiar technology and are built upon MSI's open architecture and validated core technology.

      Based upon the science, technology and attributes described above, Pharmacopeia provides a broad suite of MSI software products used throughout the research and development cycle. Pharmacopeia believes that offering a "single-shop," integrated molecular simulation solution is a significant benefit to its customers. The MSI product family consists of over 100 application modules.

      MSI methods products are powerful, full-featured simulation engines used primarily by simulation specialists. MSI application packages are targeted, solutions-oriented modules usually built upon MSI methods. These application packages are also used by simulation specialists and, in the case of computational instruments, by experimentalists. The Cerius2 Visualizer has a flexible card-stack layout and is designed to be user-friendly for the experimentalist as well as the simulations specialist. MSI's WebLab products are simple-to-use, desktop products designed for specific research tasks of experimental chemists, biologists and engineers. MSI methods products, applications packages, graphical modeling systems and WebLab Viewer are used throughout the pharmaceutical, biotechnology, chemical, petrochemical and materials industries.

      Individual MSI software modules are priced from $2,500 to $75,000 for an industrial customer on a UNIX workstation with a single processor. A typical commercial product installation for a new user in one application area costs approximately $50,000. Larger installations might include software modules for several different application areas and for multiple processors or workstations. WebLab products have individual user prices of about $1,000 per year per applet; the WebLab ViewerLite is provided at no charge on a compact disc or may be downloaded from MSI's Web site.

CUSTOMER APPLICATIONS

      MSI products are used in a variety of research areas within a number of industries. The principal research and development areas in which MSI products are used include the following:

      PROTEIN DESIGN. The pharmaceutical, biotechnology, cosmetics and agrochemical industries use MSI software to understand the relationship between protein structure and function and to analyze, modify and tailor proteins and peptides. MSI protein modeling products integrate capabilities in structure generation, molecular simulation, protein database search and analysis, molecular visualization and presentation. Products used in protein design include Cerius2 and Insight II modules, QUANTA, Discover and CHARMm.

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

      RATIONAL DRUG DESIGN. MSI rational drug design products are used in the pharmaceutical and biotechnology industries. These products allow the design and optimization of small, organic therapeutics, based on a protein active site model or on activity data for a set of compounds. Related techniques are used to design and assess combinatorial molecular libraries. Products used in drug design include Catalyst, Cerius2 and Insight II application modules, QSAR and Discover.

      POLYMER MODELING. Polymer modeling products are used by researchers in the chemical, plastics, rubber, adhesives, petrochemical, aerospace and automotive industrial sectors. Polymer researchers seek to analyze and predict polymer properties and establish the link between these properties and the molecular-level structure of the material. MSI polymer software products allow these researchers to construct and characterize models of polymers and predict key properties, such as blend compatibility, mechanical behavior, cohesion and adhesion to surfaces. MSI polymer products include Cerius2, Materials Studio, and Insight II application modules, QSAR and Discover.

       CRYSTALLIZATION. Crystallization phenomena are important to development and formulation departments in companies in the pharmaceutical, paint and pigment, petrochemical and chemical industrial sectors. MSI offers products to predict crystal structure, polymorphism and crystal shapes, and to design additives to control or inhibit crystal growth. MSI crystallization products include Cerius2 and Insight II application modules, and the Polymorph Predictor.

      ELECTRONICS RESEARCH. The trend toward microminiaturization of electronic devices has created a need for improved processes and materials. MSI software products are used by semiconductor and electronics companies to understand surface chemistry, defects, thin oxide layers, magnetic properties and the performance of new packaging materials. These products include Cerius2 and Insight II application modules, Discover, DMol and CASTEP.

      CHEMICAL REACTIONS. Understanding, controlling and improving chemical conversions is a key research and development objective of petrochemical, chemical and pharmaceutical companies. MSI offers a range of quantum methods products for simulating chemical reactivity, conversions and thermochemical data, including Cerius2 and Insight II application modules, DMol and CASTEP.

      CATALYSIS AND SORPTION. MSI's catalysis and sorption products are used by companies in the chemical, petrochemical, natural gas and plastics industries and by catalyst manufacturers to characterize catalysts and sorbent materials and to simulate thermodynamic and reactivity data. MSI products are used to characterize and design metallocene catalysts, zeolites and other molecular sieves, and metal oxides. MSI catalysis and sorption products include Cerius2 and Insight II application modules, Discover, DMol and CASTEP.

      ANALYTICAL SIMULATION. MSI analytical products are used by companies in each of the markets served by MSI to display and interpret diffraction, electron microscopy, infrared and other analytical data. MSI's analytical products include Cerius2, Materials Studio, and Insight II application modules, and Felix.

      FORMULATIONS. Companies use MSI's formulations products to help match formulated products to customers need in less time at lower cost. Formulation is critical to the development of drugs, foods, cosmetics, personal care products, detergents, plastics, and specialty chemicals. MSI serves formulators through the FAST informatics software and the systems integration services of the Formulations Consortium.

      Pharmacopeia is working on new customer applications in the areas of functional genomics and predictors of bioavailability.

OTHER SOFTWARE PRODUCTS AND SERVICES

      INTEGRATION PRODUCTS. The Cerius2 SDK offers customers and third-party licensees a standard simulation environment in which to develop and integrate their own applications. The Cerius2 SDK provides an external developer with access to Cerius2 APIs used by MSI's own internal development staff. With the Cerius2 SDK a developer can employ any of the functions, subsystems or methods embodied in or accessible through Cerius2 to integrate an external program or to create additional application functionality, with a corresponding Cerius2 GUI. MSI is extending Cerius2 SDK to include the WebLab SDK for applications development within MSI's WebLab environment.

      DATABASES. Databases are a close adjunct to MSI software products. MSI resells a number of scientific databases for use with its product modules, including Derwent's World Drug Index, MDL Information Systems' Available Chemical Directory, and the Brookhaven Protein Databank.

      ACCELERATED RESEARCH SERVICES. Through MSI, Pharmacopeia offers consulting, contract research custom development and systems integration services. MSI's accelerated research services allow its customers to benefit from MSI's facilities and the expertise of MSI's staff in outsourcing these types of specialist functions.

      COMPUTER HARDWARE. As a convenience to its customers, MSI acts as a value-added reseller of computer hardware in order to deliver a complete molecular simulation system. MSI purchases substantially all of its hardware for resale from Silicon Graphics, Inc. ("SGI") or from one of SGI's authorized distributors. MSI's agreement with SGI obligates MSI to meet an annual minimum purchase volume. Under the agreement, SGI provides installation, support and maintenance with respect to the computer hardware.

SOFTWARE SEGMENT CUSTOMERS

      MSI's customer base consists of leading commercial, governmental and academic organizations. No software customer accounted for more than 10% of the Company's software revenues during the fiscal year ended December 31, 1999. However, one customer who purchases both software and drug discovery services from the Company accounted for 12% of fiscal year 1999 consolidated revenues.

      INDUSTRIAL CUSTOMERS. MSI industrial customers include many of the largest pharmaceutical, biotechnology, chemical, petroleum and semiconductor companies worldwide. In each of the past three fiscal years, a significant portion of MSI's total revenue has been derived from pharmaceutical, biotechnology and chemical companies.

      GOVERNMENTAL CUSTOMERS. Many governmental institutions in the United States, Canada, Europe and the Asia/Pacific region use MSI's products.

      ACADEMIC CUSTOMERS. Many universities in the United States, Europe and the Asia/Pacific region use MSI products. This use historically has been for purposes of academic research, but MSI believes its products increasingly may be used as a part of formal university teaching curricula. Sales to academic customers are discounted by about 85%.

SOFTWARE SEGMENT STRATEGIC AND ACADEMIC ALLIANCES

      MSI has entered into a number of strategic alliances relating to product development, product distribution and joint marketing. MSI plans to continue to cultivate relationships with academic, governmental and commercial research organizations for purposes of identifying and licensing new technology to use in product development. In addition, MSI plans to maintain and expand its alliances focused on compatibility of MSI's products with databases and database management systems, other computational chemistry and molecular simulation products, and products in related markets such as laboratory instrumentation. MSI also intends to continue to enter into porting and joint marketing arrangements with hardware vendors on whose systems MSI's products operate.

SOFTWARE SEGMENT CONSORTIA

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

      MSI has 5 active consortia in the following research areas: Polymers, Catalysis, Combinatorial Chemistry, Formulations, and Pharmaceutical Development. Consortia agreements are generally one to three years in length and require the consortium participant to pay MSI an annual fee. In return, consortium members obtain rights to participate in meetings and non-exclusive licenses to use software products developed as a result of the consortium activities. Members also get to vote on product development priorities.

SOFTWARE SEGMENT SALES AND MARKETING

      MSI markets its products and services worldwide. In the United States, Europe, and Asia, excluding Japan, MSI has direct sales forces, consisting of field sales and telesales representatives, some of which focus on the life science market and some of which focus on the materials science market. In Japan, MSI distributes its products and services through an exclusive distributor.

      NORTH AND SOUTH AMERICA; EUROPE; ASIA, EXCLUDING JAPAN. MSI employs direct sales representatives and telesales representatives to market and sell MSI's products and services. Certain of the telesales representatives focus exclusively on sales to academic researchers. The direct sales representatives and remaining telesales representatives work in teams selling to commercial and governmental accounts in assigned geographic territories and focus on either the life science market or the materials sciences market. The direct sales representatives typically focus on larger accounts and transactions and work closely with MSI's pre-sales support scientists in order to demonstrate MSI's products and their applicability to various research and development efforts.

      JAPAN. Prior to March 1999, MSI products in Asia were distributed through a joint venture owned 50% by MSI and 50% by Teijin, a Japan-based chemical and pharmaceutical company. The joint venture, called TMSI, contracted with four sub-distributors in Japan. In March 1999, Pharmacopeia purchased Teijin's distribution rights to MSI software in Japan and Teijin's 50% interest in TMSI. Pharmacopeia now owns 100% of TMSI, which was renamed Molecular Simulations Inc. K.K.

      Also in March 1999, Pharmacopeia named Ryoka Systems Inc. ("Ryoka"), a wholly owned subsidiary of Mitsubishi Chemical Co., Ltd., as the exclusive distributor of MSI software products in Japan. Under the terms of this agreement, which took effect April 1, 1999, Ryoka now acts as the exclusive distributor of software products to MSI customers in Japan and has committed to certain sales order levels through March 2001.

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

SOFTWARE SEGMENT PRODUCT DEVELOPMENT

      Development of MSI software is focused on expanding its simulation software product line, designing enhancements to MSI's core technology and integrating existing and new products into MSI's principal software architectures. MSI intends to offer regular updates to its products and to expand its existing product suite. A key component of MSI's product development activities is the extension of its core UNIX-based software architecture to accommodate access to MSI's products from desktop computers.

      MSI licenses products or otherwise has acquired products from corporate, governmental and academic institutions including BASF AG, Unilever, Bristol-Myers Squibb, DuPont, California Institute of Technology, the University of Cambridge and Harvard University. These arrangements sometimes involve joint development efforts and frequently require the payment of royalties by MSI. The development and royalty obligations, scope of distribution rights, duration and other terms of these arrangements vary depending on the product, the market, resource requirements, the other parties with which MSI contracts and other factors. MSI has also developed products with funding and direction from customers through MSI's consortia activities. See "Software Segment Consortia." MSI intends to continue to license or otherwise acquire technology or products from third parties and to develop products as part of its consortia arrangements with customers.

SOFTWARE SEGMENT CUSTOMER SERVICES AND SUPPORT

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

      Purchases of multi-year licenses to use MSI's software products include one year of maintenance services, consisting of technical support and software upgrades. Thereafter, MSI offers renewals of maintenance services on an annual basis for an annual fee. Annual licenses to use MSI's software products generally include all maintenance services. Most of MSI's customers contract for maintenance and support services. These give customers access to new releases, technical notes, documentation addenda and other support required to utilize MSI's products more effectively, including access to MSI's technical and scientific support personnel during extended business hours. Through its distribution channels, MSI offers training conducted by staff knowledgeable in both the theory and application of molecular simulation. Technical newsletters and bulletins and advance notification about future software releases are sent to customers to keep them informed and to help them with resource allocation and scheduling. To maintain an ongoing understanding of customer requirements, MSI sponsors scientific symposia and user group meetings throughout the year.

SOFTWARE SEGMENT COMPETITORS

      The market for MSI's products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. MSI's competitors offer a variety of products and services to address this market. MSI believes that the principal competitive factors in this market are product quality, flexibility, ease-of-use, scientific validation and performance, functionality and features, open architecture, quality of support and service, reputation and price. Competition currently comes from the following principal sources: other molecular simulation software packages and software for analysis of chemical and biological data; desktop software applications, including chemical drawing, molecular modeling and analytical data simulation applications; consulting and outsourcing services; other types of simulation software provided to engineers; and firms supplying databases, such as chemical or genomic information databases, database management systems and information technology. In addition, certain of MSI's licenses grant the right to sublicense MSI's software. As a result, MSI's customers and third-party licensees could develop specific simulation applications using the Cerius2 SDK and compete with MSI by distributing such programs to potential customers of MSI. Customers or licensees could also develop their own simulation technology and cease using MSI's products and services. Further, they may choose to sublicense such technology.

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

SOFTWARE SEGMENT SOURCES OF SUPPLY

      MSI purchases substantially all hardware products that it resells to its licensees from a single vendor, or such vendor's distributors. Management believes that other vendors could be identified who could provide MSI and its licensees with similar hardware products at comparable terms. However, any disruption of supply could cause a temporary adverse effect in MSI's revenues during any period requiring porting of MSI software products to alternative hardware platforms or negotiation of alternative supply and distribution agreements.

SOFTWARE SEGMENT INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

      MSI relies primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary rights. MSI also has two United States patents. MSI believes that factors such as the technological and creative skills of its personnel, new product development, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technological leadership position. MSI seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Further, there can be no assurance that MSI's patents will offer any protection or that they will not be challenged, invalidated or circumvented. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to MSI's technology. Despite MSI's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of MSI's products or to obtain and use information that MSI regards as proprietary. In limited instances, MSI has licensed source codes of certain products to customers or collaborators. For these reasons, policing unauthorized use of MSI's products may be difficult. In addition, the laws of some foreign countries do not protect proprietary rights as fully as do the laws of the United States.

      There can be no assurance that MSI's means of protecting its proprietary rights in the United States or abroad will be adequate. There can be no assurance that third parties will not claim infringement by MSI of their intellectual property rights. From time to time MSI receives letters from third parties claiming or suggesting that its products may infringe patents or other intellectual property rights. MSI has investigated these matters and believes that they are immaterial to the operations of MSI. There can be no assurance, however, that MSI's products do not infringe upon the patent or other intellectual property rights of third parties, that MSI will not be required to seek licenses for or otherwise acquire rights to technology as a result of claims of infringement or that other companies will not bring infringement suits against MSI. MSI expects in general that simulation software product developers will increasingly be subject to infringement claims as the number of products and competitors in MSI's industry segments grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require MSI to enter into royalty or licensing agreements.

      Such royalty or licensing agreements, if required, may not be available on terms acceptable to MSI, if at all. In the event of a successful claim of product infringement against MSI, the failure or inability of MSI to license or design around the infringed technology would have a material adverse effect on MSI's business, financial condition and results of operations.


                 PHARMACOPEIA'S DRUG DISCOVERY SERVICES SEGMENT

      Since its inception in March 1993, Pharmacopeia's Drug Discovery Services segment has primarily focused its research efforts on developing novel, proprietary science and technologies for accelerating the pace of drug discovery for its pharmaceutical and biotechnology customers. Pharmacopeia's Drug Discovery Services segment combines a proprietary combinatorial chemistry technology, high-throughput screening and the use of modeling, simulation and information management software to address key challenges in the drug discovery process.

      One such challenge is the generation of and evaluation of large numbers of diverse and readily identifiable small molecule compounds to find new, orally active drugs. Pharmacopeia's encoding technology, Encoded
Combinatorial Libraries on Polymeric Support, or ECLiPS-TM-, enables Pharmacopeia to generate hundreds of thousands of small molecule compounds at a fraction of the cost of traditional chemical synthesis methods.
Pharmacopeia uses "Direct Divide" combinatorial chemistry to build collections, or libraries, of 10,000 to 500,000 or more small molecule compounds by performing only 50 to 200 individual chemical reactions. Pharmacopeia's ECLiPS technology offers substantial productivity improvements as compared to the 10,000 to 500,000 or more reactions that would be required to prepare similarly sized chemical libraries by synthesizing each compound individually. The ECLiPS productivity advantage results from the synthesis of compounds on tiny plastic beads in large mixtures. After each solid phase synthesis step, proprietary tag sets are attached to the beads to indicate the chemical building block and reaction conditions used in that step. These stable, easily detectable tag sets enable the rapid identification from the mixture of any compound that is active in a biological screening assay. This tagging technology is licensed exclusively from Columbia University ("Columbia") and Cold Spring Harbor Laboratory ("Cold Spring").

      Another challenge addressed by Pharmacopeia's Drug Discovery science and technologies is the ability to accurately and rapidly test chemical compounds against biological targets. Pharmacopeia uses 96-well, 384-well, and 1,536-well screening formats to identify compounds active against its partners' drug discovery targets. Pharmacopeia's 384-well and 1,536-well formats offer significant throughput improvements and cost reductions compared to the industry-standard 96-well format.

      To assist in the modeling of potential drugs, the simulation of interactions between chemicals and biological targets and the collection, storage and use of the data generated from its drug discovery activities, Pharmacopeia's Drug Discovery Services segment makes extensive use of MSI software as well as software designed in-house by the Company's Drug Discovery Services segment and purchased from other vendors.

      Pharmacopeia's Drug Discovery technology supports its pharmaceutical and biotechnology customers in improving their drug discovery productivity. Pharmacopeia's objective is to be among the industry leaders in the discovery and optimization of novel drug candidates on behalf of its customers. Pharmacopeia's commercialization strategy in the Drug Discovery Services segment is to pursue collaborations with pharmaceutical and biotechnology companies. Pursuant to collaborative agreements, Pharmacopeia leverages its multimillion compound sample collection and abilities in high-throughput screening to perform Lead Discovery and Lead Optimization Services for customers. Pharmacopeia's technology strategy in the Drug Discovery Services segment is to enhance productivity through cost reductions and increased throughput, to increase the size and quality of its library compound collection and its high throughput screening capabilities, and to build its knowledge base of the relationships between chemical structures and biological targets for use in future drug discovery programs.

      Focusing on Lead Discovery and Lead Optimization Services for drug discovery, Pharmacopeia seeks customers to develop, manufacture, market and sell resulting drugs. In 1999, Pharmacopeia initiated Lead Discovery Service contracts with several pharmaceutical customers for collaborations using its large collection of novel, small molecules and high-throughput screening including N.V. Organon ("Organon"), Otsuka Pharmaceutical Factory ("Otsuka"), Pharmacia & Upjohn Inc. ("Pharmacia Upjohn") and Roche Biosciences ("Roche") and continued performing such services for Schering AG. In 1999, Pharmacopeia performed Lead Optimization Services for Schering-Plough Ltd. ("Schering-Plough"), Bristol-Myers Squibb ("BMS"), Hoffmann-La Roche, Organon, and Daiichi Pharmaceutical Co., Ltd. ("Daiichi").

DRUG DISCOVERY SERVICES BUSINESS STRATEGY

      Pharmacopeia's objective is to be an industry leader in the discovery and optimization of novel drug candidates on an outsourced basis. Pharmacopeia seeks to minimize its financing requirements and accelerate profitability by pursuing drug discovery collaborations with multiple pharmaceutical and biotechnology companies. Pharmacopeia does not currently plan to develop, manufacture and sell its own pharmaceutical products. Pharmacopeia's business strategy exploits the emerging trend in the pharmaceutical industry to outsource certain products and services that can be more efficiently provided by third parties. Pharmacopeia's commercialization and technology strategy has several components.

COMMERCIALIZATION STRATEGY

      Pharmacopeia's commercialization strategy is to provide lead compounds and optimized lead compounds to multiple pharmaceutical and biotechnology customers. Under these arrangements, Pharmacopeia's customers are responsible for the clinical development and eventual manufacture and sale of any resulting drugs. Generally, customers compensate Pharmacopeia through (i) funding or fees during or upon completion of its services and (ii) milestone payments and royalties on any drugs based on Pharmacopeia's technology and developed by

Pharmacopeia's customers. Each collaboration is tailored to the individual customer's needs but is developed within two broad frameworks:

      LEAD DISCOVERY SERVICES - Pharmacopeia identifies compounds active against collaborators' targets. In this type of program, Pharmacopeia utilizes its multi-million compound sample collection and expertise in high-throughput and ultra high-throughput screening.

      LEAD OPTIMIZATION SERVICES - Pharmacopeia performs the optimization of lead compounds against collaborators' targets. In this type of program, Pharmacopeia utilizes its broad base of chemistry expertise, including combinatorial chemistry, medicinal chemistry, and parallel synthesis, together with advanced biological screening to improve potency and other criteria of lead compounds.

TECHNOLOGY STRATEGY

      Pharmacopeia's technology strategy is to enhance productivity through cost reductions and increased throughput and to build Pharmacopeia's library collection and its knowledge base of the relationships between chemical structures and biological targets for use in future drug discovery programs.

      ENHANCE PRODUCTIVITY. Pharmacopeia seeks to leverage its existing technology by increasing productivity through cost reductions and significant increases in throughput. Pharmacopeia's internal research and development efforts focus on: (i) advances in Pharmacopeia's automated systems; (ii) the development of enhanced software; (iii) the development of new materials and reactions for solid phase synthesis; and (iv) new high throughput screening formats.

      DEVELOP COLLECTION OF LIBRARIES AND KNOWLEDGE BASE. Pharmacopeia is building sets of libraries that will eventually aggregate millions of compounds available for future screening programs. This collection of compounds will increase as new libraries are created and as outlicensed libraries are returned to Pharmacopeia upon the expiration of customers' exclusivity periods. Pharmacopeia believes that this growing library collection will provide a valuable source of leads for future drug discovery programs. Pharmacopeia also intends to build a knowledge base of the relationships between classes of chemical structures and classes of biological targets. This knowledge base will grow as Pharmacopeia designs, synthesizes and screens large numbers of compounds against a growing number of targets. Pharmacopeia believes that this knowledge base will provide a future competitive advantage by enabling Pharmacopeia to more quickly identify active compounds for newly identified targets.

DRUG DISCOVERY SERVICES PROGRAMS

      Pharmacopeia has several active Lead Discovery and Lead Optimization programs for drug discovery underway with its customers. Previously, Pharmacopeia had funded the identification and optimization of lead compounds for targets that it had chosen in various therapeutic areas. In 1999, a strategic decision was made to cease work on self-funded drug discovery programs. Rather, Pharmacopeia is now pursuing only those projects that are funded by its customers. In 1999, BMS, Hoffman-La Roche, and Organon agreed to fund three of Pharmacopeia's previously self-funded programs. BMS, Hoffman-La Roche, and Organon will fund continued development of compounds already identified by Pharmacopeia and will develop, manufacture, market and sell any drugs resulting from the collaborations.

DRUG DISCOVERY SERVICES CUSTOMERS

      In 1999, Pharmacopeia performed drug discovery services for Schering-Plough, Schering AG, Novartis, Daiichi, Organon, BMS, Otsuka, Pharmacia Upjohn, Roche and AstraZeneca. The loss of one or more of such customers may have a material adverse effect on Pharmacopeia.

DRUG DISCOVERY SERVICES TECHNOLOGIES

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

      Pharmacopeia believes that its drug discovery technology offers a unique solution to the bottleneck that constrains the drug discovery process. Pharmacopeia's combinatorial chemistry technology generates large, diverse libraries of the small molecules favored by pharmaceutical companies for development. Most importantly, Pharmacopeia's technology uses solid phase synthesis and an encoding system to permit rapid identification of compounds synthesized in combinatorial mixtures.

      The ECLiPS technology uses a patented "Direct Divide" approach to combinatorial chemistry to build collections, or libraries, of 10,000 to 500,000 or more small molecule compounds by performing only 50 to 200 individual chemical reactions. This "Direct Divide" approach yields a more controlled distribution of final compounds than does the "pool and split" method currently used by certain other companies in drug discovery and previously practiced by Pharmacopeia. Pharmacopeia is able to synthesize a large number of widely diverse libraries of small molecule compounds because its chemists can combine a nearly unlimited set of chemical building blocks using a wide variety of reactions. Although large libraries of peptides, oligonucleotides and other oligomers can be generated, their diversity is constrained by the limited number of building blocks and the fewer reactions available to combine them.

      Pharmacopeia uses ECLiPS to build libraries of small, low molecular weight (less than 700 Daltons) compounds, predominantly heterocycles. These low molecular weight compounds are preferred by pharmaceutical companies because they are more likely to be orally active (effective as drugs in tablet or capsule form), tend to have longer duration of action and are less expensive to manufacture. In contrast, natural peptide and oligonucleotide drugs are usually degraded by human digestive system enzymes and generally must be administered by injection. In addition, peptide and oligonucleotide drugs are often quickly eliminated from the body, which limits their duration of action.

      The ECLiPS technology allows Pharmacopeia to quickly identify the chemical structure of individual small compounds synthesized in combinatorial mixtures. This identification is made possible through the use of Pharmacopeia's encoded solid phase synthesis technology. Solid phase synthesis generally refers to the synthesis of compounds on tiny plastic beads. Encoding refers to the tag sets that Pharmacopeia attaches to each bead as a compound is synthesized. These tag sets allow Pharmacopeia to rapidly identify the chemical structure of each compound.

      Pharmacopeia's drug discovery approach encompasses its ECLiPS technology, assay technology, production automation, information systems and quality assurance programs, as more fully described below.

ECLIPS TECHNOLOGY

      The ECLiPS technology is a central component of Pharmacopeia's Drug Discovery Services segment. ECLiPS includes solid phase synthesis, combinatorial chemistry and sets of encoding molecules.

      SOLID PHASE SYNTHESIS. Pharmacopeia has developed proprietary methods and procedures for performing a variety of small molecule chemical reactions on tiny plastic beads. In this approach to chemical synthesis, known as solid phase synthesis, compounds are bound to these tiny plastic beads using special linkers. This approach offers several advantages over solution phase synthesis. Solid phase synthesis can often result in higher yields because the beads can be repeatedly re-exposed to reactants until the desired reaction product has reached a satisfactorily high yield. Solid phase synthesis also facilitates the isolation of individual compounds. Beads can be washed with solvents to remove byproducts, and an individual compound can then be isolated from a mixture by removing a single bead and breaking the linkage to detach the compound from the bead.

      Pharmacopeia believes that its experience in solid phase synthesis of diverse, heterocyclic, small compounds is a key competitive advantage. Large, diverse libraries of these small molecules are more difficult to synthesize than libraries of oligonucleotides or peptides. The great diversity of chemical building blocks and the variety of chemical reactions that must be used in synthesizing these small molecules require a wide range of reaction conditions, including temperature, pH, solvents, catalysts and other variables. Each chemical reaction must be optimized to achieve high yields of the desired compound.

      COMBINATORIAL CHEMISTRY. Pharmacopeia's ECLiPS technology employs "Direct Divide" combinatorial chemistry. For example, a chemist using a five-step reaction sequence and ten building blocks per step can synthesize a mixture of 100,000 different chemicals by performing only 50 chemical reactions. Using larger numbers of building blocks or steps can create larger libraries. This technology offers substantial productivity improvement in comparison to parallel synthesis and other techniques currently employed to generate chemical libraries. Parallel synthesis is the performance of a series of individual chemical reactions, usually several dozen simultaneously, typically using robotics. In parallel synthesis, 111,110 individual chemical reactions would be required to synthesize the same 100,000 compounds that Pharmacopeia's technology can accomplish in 50 reactions. Parallel synthesis requires extensive labor and time and a significant capital investment in robotics. The labor and time disadvantage increases exponentially with library size.

      SETS OF ENCODING MOLECULES. Pharmacopeia overcomes the challenge of identifying active compounds from combinatorial mixtures through its use of a proprietary collection of chemically stable small molecules, or tag sets, to encode each bead used in solid phase synthesis. This enables Pharmacopeia to quickly identify the structure of an active compound prepared using the "Direct Divide" technique without resorting to deconvolution, a process in which an active compound must be "reverse engineered" by resynthesizing and testing various component combinations until the structure of the active compound is deduced. During each step of Pharmacopeia's solid phase synthesis process, specific tag sets are attached to the beads to indicate the chemical reagent and reaction conditions used in that step. By the end of the synthesis process, each bead has collected tag sets that represent all of the building blocks used to create the compound on that bead. When an active compound is found in an assay, the bead from which the active compound was extracted is analyzed. The tag sets are detached from the bead using specific chemical reactions that break the linkage between the tag sets and the bead. The detached tag sets are read using conventional gas chromatography techniques. The results, which resemble a bar code, are captured in a database that identifies and stores data regarding the active compound.

Pharmacopeia's proprietary tag sets have the following important characteristics:

      STABILITY. Pharmacopeia's proprietary tag sets are relatively unreactive. For this reason the tag sets do not break or decompose as a result of heat, vigorous shaking or other harsh reaction conditions. Thus, the tag sets rarely interfere with or limit the solid phase chemical reactions used to create potential new drug compounds. By contrast, the oligonucleotides and peptides used as tags by some companies are more fragile because they are more reactive. These large molecule tags may therefore interfere with chemical reactions or may be decomposed or altered chemically during compound synthesis. These factors constrain the range of chemicals that can be synthesized in solid phase when oligonucleotide or peptide tags are used.

      SIZE AND DETECTABILITY. In contrast to the relatively large size of oligonucleotide and peptide tags, Pharmacopeia's tag sets are small and easy to attach to and detach from the beads. The highly sensitive detection methods available for these tag sets allow Pharmacopeia to use them in extremely small quantities. Pharmacopeia's tag sets do not occupy a significant portion of the beads' capacity and do not interfere with the extraction or testing of detached compounds.

      Thus, using its proprietary ECLiPS technology, Pharmacopeia can synthesize a large combinatorial mixture of compounds and rapidly identify the specific structure of individual active compounds found in the library. As of December 31, 1999, Pharmacopeia had used its ECLiPS technology to synthesize libraries containing an aggregate of more than 5.9 million unique chemical compounds. Many of these libraries have initially been licensed to customers for their exclusive use for varying periods of time.

ASSAY TECHNOLOGY

      The second component of Pharmacopeia's drug discovery approach is its proprietary assay technology. Pharmacopeia employs 96-well, 384-well, and, beginning in 1999, 1,536-well microtiter plate solution phase assays to evaluate the biological activity of compounds in Pharmacopeia's libraries.

      Each screening well in Pharmacopeia's 1,536-well ultra high-throughput screening ("UHTS") system accommodates a 1-microliter volume for conducting the assay. This compares with a 100-microliter volume required in each well of a 96-well plate. Thus, compound and reagent consumption is reduced by 99%. In addition, each plate represents 1,536 tests rather than 96. Pharmacopeia has been developing this 1,536-well system internally and through contractors, vendors and collaborators since 1996.

      Pharmacopeia has improved the 96-well, the 384-well, and the 1,536-well microtiter plate assays it performs for its collaborators. These improvements include increasing the sensitivity of detection, increasing the number of assays that can be run daily, reducing labor and materials required to execute assays and allowing simultaneous collection of information on the activity of a single compound against multiple targets.

      In 1999, Pharmacopeia completed several million tests of its library compounds for activity against biological targets such as receptors or enzymes. For primary screening, Pharmacopeia often includes 10-20 compounds per well to perform a quick survey of a library's activity. If assay results suggest that some compounds in that library are active, then compounds from that library are tested individually.

PRODUCTION AUTOMATION

      Production automation technology is another important component of Pharmacopeia's integrated drug discovery approach. Pharmacopeia has developed proprietary instruments and methods for quickly and cost effectively manipulating large numbers of small plastic beads and the compounds that are detached from these beads. Pharmacopeia's proprietary technology includes bead washing and synthesis vessels that support the synthesis process. The production automation technology also includes proprietary engineering methods and automated systems for placing individual compounds in 96 to 1,536-well microtiter plates and processing these plates in preparation for screening. Screening a single 50,000 compound library against 20 or more targets can require the loading, processing and testing of thousands of 96-well microtiter plates.

INFORMATION SYSTEMS

      Pharmacopeia has developed proprietary software to support its drug discovery activities. Pharmacopeia's information systems assist Pharmacopeia's scientists in managing the extensive data generated during library production and testing. First, the software tracks the chemical building blocks, reaction steps and tag sets used to create each library. Pharmacopeia's systems then track the thousands of bar-coded microtiter plates filled and processed as libraries are screened. As active compounds are identified and decoded, Pharmacopeia's software integrates the tag set decoding results with the original library design database to quickly provide Pharmacopeia's scientists with the specific chemical structure and synthesis steps for the active compound.

      Pharmacopeia's information systems also include analytical and database tools. Databases of available chemical building blocks and reactions are used as reference sources in the library design process. Molecular modeling, structure analysis and statistical programs are available for designing optimization libraries. In addition, analytical and database software is used to collect and analyze the results of individual assays. The Company uses MSI software, thereby significantly enhancing its ability to use informatics in the drug discovery process. See "Pharmacopeia's Software Segment."

      As Pharmacopeia continues to build its chemical libraries and accelerates its high-throughput screening activities a sizable amount of SAR information is emerging from these activities, which is being stored in Pharmacopeia's information systems. Pharmacopeia may have the ability to access this SAR information for its own internal use or to assist its existing and new customers in the search of candidate molecules that interact with specific targets. No assurance can be given as to if and when such access will occur.

QUALITY ASSURANCE

      Pharmacopeia's drug discovery approach includes an extensive quality assurance program. As libraries are synthesized, representative compounds are analyzed at each reaction step to assure that yields are high and compounds are sufficiently pure. During library production, samples are tested at each reaction step to assure that the tag sets have been satisfactorily attached and can be decoded. Representative compounds are also tested to identify optimal solvents and detachment conditions for removing compounds from beads to perform screening assays. Production plates containing compounds for screening include control samples to further assure that plates to be screened in assays have been prepared appropriately.

DRUG DISCOVERY SERVICES COMPETITORS

      Many organizations are actively attempting to identify and optimize compounds for potential pharmaceutical development. Pharmacopeia competes with the research departments of pharmaceutical companies, biotechnology companies, other combinatorial chemistry companies and research and academic institutions.

      Many of these competitors have greater financial and human resources, and more experience in research and development, than Pharmacopeia. Historically, pharmaceutical companies have maintained close control over their research activities, including the synthesis, screening and optimization of chemical compounds. Many of these companies, which represent the greatest potential market for Pharmacopeia's products and services, are developing combinatorial chemistry and other methodologies to improve productivity, including major investments in robotics technology to permit the automated parallel synthesis of compounds. In addition, these companies may already have large collections of compounds previously synthesized or ordered from chemical supply catalogs or other sources against which they may screen new targets. Other sources of compounds include compounds extracted from natural products such as plants and microorganisms and compounds created using rational drug design. Academic institutions, governmental agencies and other research organizations are also conducting research in areas in which Pharmacopeia is working, either on their own or through collaborative efforts.

      Pharmacopeia competes with several alternative technologies in the design and synthesis of new chemical libraries for drug discovery programs. Combinatorial chemistry libraries of oligonucleotides and peptides can be synthesized in extremely large numbers. These molecules are also sequenceable, making it easy to identify the structure of an individual oligonucleotide or peptide found to be active in an assay. However, oligonucleotides and peptides are not usually effective as oral drugs because they are usually not bioavailable. These molecules are also usually quickly metabolized in the human bloodstream. Other, unnatural oligomer libraries have also been prepared, but these are less easily sequenceable than peptides and oligonucleotides. In addition, unnatural oligomer libraries lack the diversity of structures of the small molecule libraries prepared by Pharmacopeia.

      Libraries of small molecule compounds, which are preferred as drug candidates due to their increased potential for oral bioavailability and long duration of action, have recently been developed using competitive techniques. Three such techniques are based on "pool and split" solid phase combinatorial chemistry. The first uses oligonucleotide or peptide tags on each bead to identify each synthesis step. These large molecule tags are relatively fragile, which limits the nature of reaction conditions (temperature, pressure, etc.) and reagents (acids, bases, etc.) that can be used to build compounds. In addition, these large molecule tags complicate the synthesis of compounds or beads. Pharmacopeia's proprietary tag sets, in comparison, are durable, simple to attach and detach, and allow Pharmacopeia to make larger and more diverse libraries of small compounds. The second "pool and split" combinatorial chemistry technique uses deconvolution to identify the chemical structure of compounds found active in assays. Deconvolution is a slow, labor-intensive process, and may require several weeks of scientists' time to determine the structure of a single active compound. Pharmacopeia's tag sets permit hundreds of structures to be determined each day. The third "pool and split" combinatorial chemistry technique uses what are referred to as "hard tags" and is proprietary to a specific large pharmaceutical company.

      A fourth competitive approach is to perform a series of individual chemical reactions, typically using a robotic system. The result of robotic synthesis is compounds in individually labeled vessels. Robotic synthesis also yields larger quantities of each compound than are usually achieved in combinatorial mixtures such as Pharmacopeia's. Using robotic synthesis, however, requires extensive labor and time when compared with Direct Divide combinatorial chemistry. This labor and time disadvantage increases exponentially with library size.

DRUG DISCOVERY SERVICES - EXCLUSIVE LICENSE WITH COLUMBIA UNIVERSITY AND COLD SPRING HARBOR LABORATORY

      In 1993, the Company entered into an exclusive license agreement with Columbia and Cold Spring (jointly, the "Licensors") covering technology related to tagged combinatorial chemical libraries and methods of preparing and utilizing such libraries. The licensed technology includes patents and patent applications filed by Columbia and Cold Spring covering the use of encoding tag sets to implement the drug discovery process using combinatorial chemistry libraries. The Company is obligated to pay a minimum annual license fee of $100,000. The term of the agreement is the later of (i) 20 years or (ii) the expiration of the last patent relating to the technology, at which time the Company will have a fully paid license to the technology. The Company is also obligated to pay royalties to the Licensors based on net sales of pharmaceutical products developed by the Company as well as a percentage of all other payments and royalties received by the Company from customers where the Company has utilized the technology licensed from the Licensors.

DRUG DISCOVERY SERVICES - PATENTS AND PROPRIETARY INFORMATION

      The Company and its licensors currently have 41 issued U.S. patents and a number of pending U.S. and foreign patent applications relating to various aspects of the Company's technology, including its molecular tags, certain screening technologies and its libraries or compounds contained therein. These patents and patent applications are either owned by the Company or rights under them are licensed to the Company. Of particular note, the Company is the exclusive licensee of U.S. patents issued on October 15, 1996, February 24, 1998 and August 4, 1998 which provide broad protection to the Company's use of encoded combinatorial libraries. The Company's success will depend in large part on its ability, and the ability of its licensees and its licensors, to obtain patents for its technologies and the compounds and other products, if any, resulting from the application of such technologies, defend patents once obtained, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries.

      The patent positions of pharmaceutical and biotechnology companies, including the Company, are uncertain and involve complex legal and factual questions for which important legal questions are not completely resolved. Certain patent applications, relating to encoded combinatorial libraries, have been filed by others prior to the Company's patent applications. In February of 1997, the European Patent Office (EPO) granted to Affymax Technologies, N.V., a subsidiary of Glaxo, a European Patent which, if valid, would have covered the synthesis of encoded small molecule libraries of the type developed by the Company. On November 12, 1997, the Company filed an Opposition to this European Patent, challenging its validity and, on December 2, 1999, the EPO revoked the

Affymax patent in its entirety, although this decision is subject to appeal. On January 13, 1998, a U.S. patent was issued to Affymax that contains certain claims covering a method of preparing an encoded library of chemical compounds. In a press release issued by Affymax on January 13, 1998, Affymax stated that these patent claims provide it with "a dominant proprietary position in the area of tagged chemical libraries." The Company's scientific staff has reviewed these patent claims and believes that such claims do not cover the ECLiPS technology. If it is ultimately determined that these claims are valid and enforceable and that the Company's ECLiPS technology infringes such claims, then the Company may be subject to monetary damages. In addition, the Company's ability to use its ECLiPS technology in the United States may be restricted unless the Company obtains appropriate licenses. However, if any such licenses were required, there can be no assurance that such licenses would be available to the Company or would be available upon terms reasonably acceptable to the Company. The Company does not know of any patents or patent applications by others that would preclude the Company from practicing its ECLiPS technology or obtaining patent protection in the United States or elsewhere for its ECLiPS technology. However, disputes may arise between the Company and other patent holders as to claims of infringement, which could involve protracted periods of litigation. Some of the Company's competitors have, or are affiliated with companies having, substantially greater resources than the Company, and such competitors may be able to sustain the costs of complex patent litigation to a greater degree and for longer periods of time than the Company. Uncertainties resulting from the initiation and continuation of any patent or related litigation could have a material adverse effect on the Company's ability to compete in the marketplace pending resolution of the disputed matters.

      There can be no assurance that patents will issue as a result of any pending applications or that, if issued, such patents will be sufficiently broad to afford protection against competitors with similar technology. Moreover, there can be no assurance that the Company or its customers will be able to obtain patent protection for compounds or pharmaceutical products based upon the Company's technology. There can be no assurance that any patents issued to the Company or its collaborative partners, or for which the Company has license rights, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. Litigation, which could result in substantial cost to the Company, may be necessary to enforce the Company's patent and license rights or to determine the scope and validity of others' proprietary rights. Further, more U.S. patents do not provide any remedies for infringement that occurred before the patent is granted.

      The commercial success of the Company will also depend upon avoiding the infringement of patents issued to competitors and upon maintaining the technology licenses upon which certain of the Company's current products are, or any future products under development might be, based. If competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office ("PTO") to determine the priority of invention, which could result in substantial cost to the Company, even if the outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties and require the Company to obtain a license to disputed rights from third parties or cease using the technology. A U.S. patent application is maintained under conditions of confidentiality while the application is pending in the PTO, so that the Company cannot determine which inventions are claimed in pending patent applications filed by its competitors with the PTO.

      The Company currently has certain licenses from third parties and in the future may require additional licenses from other parties to develop, manufacture and market commercially viable products effectively. In performing Lead Discovery Services, the Company or its collaborators may need to obtain licenses to enable the Company to utilize certain assay technology and to screen against certain targets. The commercial success of the Company in its Lead Discovery Services may depend on the ability of the Company or its collaborators to obtain such licenses. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, that the patents underlying such licenses will be valid and enforceable or that the proprietary nature of the patented technology underlying such licenses will remain proprietary.

      The Company relies substantially on certain technologies that are not patentable or proprietary and are therefore available to the Company's competitors. The Company also relies on certain proprietary trade secrets and know-how, which are not patentable. Although the Company has taken steps to protect its unpatented trade secrets and know-how, in part through the use of confidentiality agreements with its employees, consultants and certain of its contractors, there can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed or discovered by competitors.

DRUG DISCOVERY SERVICES SEGMENT - GOVERNMENT REGULATION

      Regulation by governmental entities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that may be developed by a customer of Pharmacopeia or, in the event Pharmacopeia decides to develop a drug beyond the preclinical phase, by Pharmacopeia. The nature and the extent to which such regulation may apply to Pharmacopeia's customers will vary depending on the nature of any such pharmaceutical products. Virtually all pharmaceutical products developed by Pharmacopeia's customers will require regulatory approval by governmental agencies prior to commercialization. In particular, human pharmaceutical therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures by the U.S. Food and Drug Administration ("FDA") and by foreign regulatory authorities. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations are time consuming and require the expenditure of substantial resources.

      Generally, in order to gain FDA approval, a company must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a compound's efficacy and to identify any safety problems. The results of these studies are submitted as a part of an Investigational New Drug application ("IND") that the FDA must review before human clinical trials of an investigational drug can start. In order to commercialize any products, Pharmacopeia or its customer will be required to sponsor and file an IND and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy that are necessary to obtain FDA approval of any such products. Clinical trials are normally done in three phases and generally take two to five years, but may take longer, to complete. After completion of clinical trials of a new product, FDA and foreign regulatory authority marketing approval must be obtained. If the product is classified as a new drug, Pharmacopeia or its customer will be required to file a New Drug Application ("NDA") and receive approval before commercial marketing of the drug. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. NDAs submitted to the FDA can take, on average, two to five years to obtain approval. If questions arise during the FDA review process, approval can take more than five years. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the United States, Pharmacopeia will also be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. The research and development processes of Pharmacopeia involve the controlled use of hazardous materials. Pharmacopeia is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although Pharmacopeia believes that its activities currently comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, Pharmacopeia could be held liable for any damages that result and any liability could exceed the resources of Pharmacopeia. In addition, there can be no assurance that Pharmacopeia will not be required to incur significant costs to comply with environmental laws and regulations in the future.

DRUG DISCOVERY SERVICES SEGMENT - SOURCES OF SUPPLY

      Pharmacopeia currently relies on two suppliers to provide plastic filter bottom microtiter plates that are used in the assay plate preparation process. Should Pharmacopeia be unable to obtain an adequate supply of these or comparable filter bottom plates at commercially reasonable rates, its ability to continue to prepare assay plates would be materially and adversely affected.

DRUG DISCOVERY SERVICES SEGMENT- PHARMACEUTICAL MANUFACTURING AND MARKETING

      Pharmacopeia does not expect to directly manufacture or market any pharmaceutical products that may be developed under its collaborative arrangements. However, Pharmacopeia may, in the future, consider undertaking such activities if it believes they are appropriate under the circumstances. Pharmacopeia has no experience in developing pharmaceutical products or in manufacturing or marketing products on a commercial scale. Pharmacopeia may not have the resources to develop or to manufacture or market by itself on a commercial scale any products identified by it. In the event Pharmacopeia decides to establish a manufacturing facility, Pharmacopeia will require substantial additional funds, and will be required to hire and train significant additional personnel and comply with the extensive FDA "good manufacturing practice" regulations applicable to such a facility.

         RISKS ASSOCIATED WITH CONSOLIDATED INTERNATIONAL OPERATIONS

      In 1999, approximately 40% of the Company's consolidated revenue was derived from customers outside the United States both through international subsidiaries and on an export basis. Approximately 28% of the Company's revenue was derived from customers in Europe and approximately 12% was derived from customers in the Asia/Pacific region. The Company anticipates that international revenue will continue to account for a significant percentage of revenue in the future. The Company's international operations are subject to risks inherent in the conduct of international business, including unexpected changes in regulatory requirements, longer payment cycles, exchange rate fluctuations, export license requirements, tariffs and other barriers, political and economic instability, limited intellectual property protection, difficulties in collecting trade receivables, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary or joint venture operations, and potentially adverse tax consequences. In 1999, certain East Asian countries experienced severe economic turmoil, represented by depressed business conditions and volatility in local currencies. Such conditions may adversely impact the Company's financial results as a result of customers altering their spending plans and by subjecting the Company to greater foreign exchange exposure. There can be no assurance that the Company will be able to sustain or increase international revenue and there can be no assurance that any of the foregoing factors will not have a material adverse effect on the Company's international operations and therefore its business, financial condition and results of operations. The Company's direct international sales generally are denominated in local currencies. Fluctuations in the value of currencies in which the Company conducts business relative to the United States dollar result in currency transaction gains and losses, and the impact of future exchange rate fluctuations cannot be accurately predicted. There can be no assurance that future fluctuations in currency exchange rates will not have a material adverse impact on revenue from international sales, and thus the Company's business, financial condition and results of operations. When deemed appropriate, the Company engages in currency exchange rate hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations.

      There can be no assurance that any currency hedging policies will be successful, or that they will not increase the negative impact of exchange rate fluctuations.

                    CONSOLIDATED RESEARCH AND DEVELOPMENT

      Pharmacopeia's consolidated expenses for research and development activities were as follows:


                                                      Year Ended December 31 (in thousands)
                                                     --------------------------------------
                                                         1997          1998        1999
                                                     -----------    ----------  ----------
Proprietary Research and Development                    $25,251      $28,656      $27,282


      The decrease in research and development from 1998 to 1999 primarily reflects the Company's decision to cease investment in self-funded drug discovery programs.

                              CONSOLIDATED EMPLOYEES

      As of December 31, 1999, the Company had 510 regular employees, 253 of whom were in research and development, including 213 chemists, biologists and engineers holding doctorate degrees. None of the Company's employees is covered by collective bargaining agreements. Management believes its relations with its employees are good.

   IMPORTANT RISK FACTORS REGARDING CONSOLIDATED FORWARD LOOKING STATEMENTS

      Certain discussions set forth above regarding the Company's strategy for the development and commercialization of its products and services as well as its ability to sustain profitability in the near term are forward-looking statements. In the Drug Discovery Services segment, this strategy depends upon the acceptance by potential customers of combinatorial chemistry and analysis of compounds provided by the Company as an effective tool in drug discovery and the Company's ability to maintain the arrangements it currently has in place. Historically, pharmaceutical companies have conducted lead compound identification and optimization within their own research departments, due to the highly proprietary nature of the activities being conducted, the central importance of these activities to their drug discovery and development efforts, and the desire to obtain maximum patent and other proprietary protection on the results of their internal programs. In order to achieve its business objectives, the Company must convince these companies that the Company's technology and expertise justify the outsourcing of these programs to the Company. There can be no assurance that the Company will be able to attract customers on acceptable terms for its products and services or develop a sustainable profitable business. Moreover, the pricing and nature of the Company's combinatorial libraries is such that there may only be a limited number of pharmaceutical companies that are potential customers for such libraries. There can be no assurance that the Company will be able to establish additional collaborative or licensing arrangements, that any such arrangements or licenses will be on terms favorable to the Company, or that current or future collaborative or licensing arrangements will ultimately be successful.

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

      The Company's success is also dependent on the results of operations of its Software segment through its wholly owned subsidiary, MSI. The ability of MSI to increase revenue from the license of its products is dependent upon increased market acceptance of MSI's software products and services. MSI's products are used primarily by simulation specialists. MSI's strategy is to expand usage of its products and services by marketing and distributing its software, in part through its desktop-based products, to experimentalists, such as scientists and engineers. If MSI cannot expand its customer base to include experimentalists, or if MSI otherwise cannot successfully market and sell its desktop-based products and related services, MSI may not be able to increase its revenue, or its revenue may decline. In general, increased market acceptance and greater market penetration of MSI's products depend upon several factors, including the overall product performance, ease of implementation and use, accuracy of simulation, breadth and integration of product offerings and the extent to which users achieve the intended research and development benefits from their use of MSI's products and services. There can be no assurance that MSI's products and services will achieve increased market acceptance or penetration in MSI's target industries or other industries. Failure to increase market acceptance or penetration would restrict substantially the future growth of MSI and may have a material adverse effect on the Company.

      The Company's success will also depend upon certain issues arising in connection with the Company's patents and proprietary technology. See "Business -- Software Segment Intellectual Property and Other Proprietary Rights" and "Business -- Drug Discovery Services Patents and Proprietary Information."

                       CONSOLIDATED SEGMENT INFORMATION

      The information in Note 7 of the Notes to Consolidated Financial Statements is incorporated herein by reference.

ITEM 2.  PROPERTIES

      Pharmacopeia currently leases and occupies approximately 144,000 square feet in two facilities in or near Princeton, New Jersey. These leases expire at various dates through 2006. MSI's principal administrative, sales, support, marketing and product development facilities and the MSI corporate headquarters are located in San Diego, California, where MSI has leased 76,635 square feet through December 2006. MSI's European headquarters, along with administrative, sales, support, marketing and product development functions, are located in Cambridge, England, where MSI has leased 6,545 square feet through December 31, 2008 and has subleased an additional 4,952 square feet in the same building through February 1, 2007. MSI leases additional offices in the United States, Europe and Asia.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

      The Company's Common Stock has traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol PCOP since the Company's initial public offering on December 5, 1995. The following table sets forth for the periods indicated the range of high and low sale prices of the Common Stock.


                                                               1999                               1998
                                                        HIGH            LOW               HIGH           LOW
                                                     ------------   -------------     ------------   -----------
                 First Quarter                          $11.88            $5.88          $22.13          $15.00
                 Second Quarter                          11.50             5.44           20.38           11.63
                 Third Quarter                           12.94             9.50           14.00            9.73
                 Fourth Quarter                          23.25             9.75           10.63            8.00


HOLDERS OF RECORD

      As of February 29, 2000 there were approximately 504 holders of record of Pharmacopeia's Common Stock.

DIVIDENDS

      No cash dividends have been paid on the Common Stock to date.

ITEM 6.  SELECTED FINANCIAL DATA

      The following selected consolidated financial data have been derived from the Company's audited Consolidated Financial Statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included elsewhere in this Report.


                                                                         YEARS ENDED DECEMBER 31,
                                                     1999          1998            1997            1996           1995
                                                 ------------- -------------- --------------- --------------- -------------
   STATEMENT OF OPERATIONS DATA:                                   (in thousands, except per share data)
   Total revenue                                    $103,959     $  92,211        $81,197          $62,060      $ 35,271
   Operating income (loss)(1,2)                          149       (13,456)        (3,024)          (8,358)      (21,300)
   Net income (loss) (1,2)                             3,771       (10,163)        (1,728)          (7,386)      (20,836)
   Basic net income (loss) per common share             0.19         (0.54)         (0.09)           (0.42)        (2.79)
   Diluted net income (loss) per common share           0.19         (0.54)         (0.09)           (0.42)        (2.79)
   Shares used in computing basic net
       income (loss) per common share                 19,684        18,916         18,445           17,736         7,458
   Shares used in computing diluted net
       income (loss) per common share                 20,294        18,916         18,445           17,736         7,458
   Cash dividends declared per common share               --            --             --               --            --



                                                                            AS OF DECEMBER 31,
                                                     1999          1998            1997            1996           1995
                                                 ------------- -------------- --------------- --------------- -------------
   BALANCE SHEET DATA:                                                        (in thousands)
   Cash, cash equivalents and marketable
       securities                                   $  69,032    $  81,098      $  97,640        $  95,991     $  71,271
   Total assets                                       126,259      127,865        140,051          131,644        99,693
   Notes payable, deferred revenue, and
       other long-term liabilities                     5,121         3,332          6,194            6,433         4,085
   Accumulated deficit                               (69,049)      (72,820)       (62,657)         (60,929)      (53,543)
   Total stockholders' equity                         78,746        72,217         80,596           75,501        59,450


(1) The 1995 amount includes a $6.5 million write-off of acquired in-process research and development, $4.5 million in restructuring costs and a $1.1 million write-off of capitalized software, all in connection with the acquisition of Biosym.

(2)    The 1998 amount includes $8.0 million of merger related expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of the financial condition and results of operations of Pharmacopeia Inc. ("Pharmacopeia" or the "Company") should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related notes included elsewhere in this Report.

      This Report, including, without limitation, this section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

      Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed in "Significant Risks, Trends and Uncertainties" such as uncertain revenue levels, rapidly changing technologies, acquisition related uncertainties, stock price volatility and other factors as discussed elsewhere in this Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made in this Report, which attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, results of operations and prospects.

OVERVIEW

      Pharmacopeia designs, develops, markets and supports science and technology-based products and services that improve and accelerate the processes of drug discovery and chemical development. The Company's Drug Discovery Services Segment provides drug discovery services to pharmaceutical and biotechnology companies based on proprietary combinatorial chemistry and high throughput screening technologies. The Company's Software Segment provides molecular modeling and simulation software that facilitates the discovery and development of new drug and chemical products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

      Total revenue grew 13% to $104.0 million in 1999 compared to $92.2 million in 1998.

      Drug Discovery Services revenue increased 17% to $34.6 million in 1999 compared to $29.7 million in 1998. This increase was attributable to the growth in the number and size of collaborations in progress, including several contracts signed in the latter half of 1998 and in early 1999. Revenue growth in 1999 resulted generally from the Company's new Lead Discovery Service (LDS) offering, whereby the Company uses its proprietary high-throughput screening system to screen the Company's multi-million quantity compound collection against customer drug targets. Revenue growth from LDS was partially offset by declines in library out-licensing revenue, in other forms of drug discovery services, and in one-time milestone or up front license fee payments. Drug Discovery Services revenue included $0.3 million and $1.0 million of milestone payments in 1999 and 1998, respectively. In 1999, one Drug Discovery Services customer accounted for 12% of consolidated revenue.

      Total revenue (including software license, service, hardware and other revenue) generated from the Software Segment increased 11% to $69.4 million in 1999 compared to $62.5 million in 1998. Software license, service and other revenue increased 12% to $60.9 million in 1999 compared to $54.4 million in 1998. Hardware revenue, generated from the resale of computers, increased 4% to $8.4 million in 1999 compared to $8.1 million in 1998.

      Software Segment revenue grew in the combined Europe and US regions by 13% in 1999 compared with 1998. Management believes that this increase resulted primarily from a continuing increase in the size of the molecular simulation expert software market, from price increases and from an increase in the Company's market share within this market.

      Software Segment revenue for the Asia region showed an increase of 1% in 1999 compared with 1998. The small increase resulted entirely from the positive currency impact of the strengthening Yen, which offset a 14% decline in Yen denominated sales. Management believes that this decline resulted primarily from the disruption in sales caused by the first quarter 1999 re-negotiation of the Company's distribution arrangements in Japan. Asia sales levels began to recover in the latter portions of 1999. In addition, the Company's distribution agreement in Japan includes certain sales order level guarantees in 2000. As a result, management expects further recovery in Asian sales levels in 2000.

      Gross margin generated from Drug Discovery Services increased 47% to $13.8 million (40% of related sales) in 1999 compared to $9.4 million (32% of related sales) in 1998. This increase resulted from the 17% increase in Drug Discovery Services revenue, from a shift in mix of business from headcount-based research services to fixed price high-throughput screening services, and from cost efficiencies achieved by the transition of screening work to higher density formats.

      Gross margin generated from the Software Segment increased 8% to $54.4 million (78% of related sales) in 1999 compared to $50.2 million (80% of related sales) in 1998. This increase resulted primarily from the 11% increase in Software Segment revenue, offset partially by higher costs for post sale software support activities.

      Research and development expenses declined 5% to $27.3 million in 1999 compared to $28.7 million in 1998. Research and development costs include costs associated with internal drug discovery programs, software development, ultra high-throughput screening, and informatics. The decline in research and development expenses is primarily attributable to the reduction of internally funded drug development activities.

      Within its Drug Discovery Services segment, the Company began to decrease its internally funded drug discovery efforts in 1999, and the Company intends to focus primarily on funded Drug Discovery Services in 2000. However, future research and development expenses may increase in total, even as unfunded internal drug discovery activities decrease, as the Company may further expand its software, ultra high-throughput screening, informatics and other development endeavors.

      Sales, general and administrative expenses increased to $40.8 million in 1999 compared to $36.4 million in 1998, representing 39% of total revenue for both years. The year to year increase of $4.4 million is primarily attributable to increases in sales and marketing expenses within the Software Segment, reflecting the continuing expansion of the Company's global distribution capacity in anticipation of additional products and product demand.

      As a result of the 1998 merger with Molecular Simulations, Inc. (MSI), the Company incurred $8.0 million of merger related costs. No such costs were incurred in 1999.

      The Company recorded interest and other income of $4.1 million and $4.2 million for 1999 and 1998, respectively. Interest income declined slightly in 1999 compared to 1998 primarily as a result of lower average balances of cash, cash equivalents and marketable securities. However, foreign exchange gains in 1999 and the sale of an equity investment partially offset this decline. Foreign exchange gains were primarily the result of the positive currency impact of the strengthening Yen.

      The Company recorded an income tax provision of $0.5 million for 1999 and $0.9 million for 1998. The 1999 and 1998 tax provisions are primarily due to foreign taxable income generated from the software business segment. These provisions differ from the Federal tax rate primarily because of the effect of net operating loss carryforwards and carrybacks.

      As a result of the increased revenue, the increased gross margins, the decreased research and development costs, and the other matters described above, the Company generated net income of $3.8 million or $0.19 per basic and diluted share for 1999. This compares to a net loss of $10.2 million or $(0.54) per basic and diluted share in 1998.

1998 COMPARED TO 1997

      Total revenue grew 14% to $92.2 million in 1998 compared to $81.2 million in 1997.

      Drug Discovery Services revenue increased 21% to $29.7 million in 1998 compared to $24.5 million in 1997. This increase of $5.2 million primarily reflected expanded efforts in the Schering-Plough, Bristol-Myers Squibb and Zeneca collaborations.

      Total revenue generated from the Software Segment increased 10% to $62.5 million in 1998 compared to $56.7 million in 1997. Software license, service and other revenue increased 11% to $54.4 million in 1998 compared to $49.1 million in 1997. Hardware revenue increased 7% to $8.1 million in 1998 compared to $7.6 million in 1997.

      Software Segment revenue grew in the combined Europe and US regions, increasing 7% for 1998 compared with 1997. Management believes that this increase resulted primarily from a continuing increase in the size of the molecular simulation expert software market and from an increase in the Company's market share within this market.

      Software Segment revenue for the Asia region showed an increase of 28% in 1998 compared with 1997. This increase resulted entirely from the 1998 accounting consolidation of the operating results of TMSI, the Asia distribution joint venture between MSI and a third party. The Company acquired the third party's entire interest in this joint venture in 1999.

      Gross margin generated from Drug Discovery Services increased 23% to $9.4 million (32% of related sales) in 1998 compared to $7.6 million (31% of related sales) in 1997. This increase resulted primarily from the 21% increase in Drug Discovery Services revenue.

      Gross margin generated from the Software Segment increased 12% to $50.2 million (80% of related sales) in 1998 compared to $44.8 million (79% of related sales) in 1997. This increase resulted primarily from the 11% increase in software revenue and a slight increase in margin on hardware sales.

      Research and development expenses increased 13% to $28.7 million in 1998 compared to $25.3 million in 1997. This increase resulted from expanded activities in both business segments, and includes increased salaries, personnel and facilities lease expenses. Within the Software Segment the increase relates primarily to the development of the WebLab line of software products for experimentalists. Within the Drug Discovery Services Segment the increase resulted primarily from unfunded internal drug discovery. These unfunded drug research programs were substantially discontinued in 1999 as described above.

      Sales, general and administrative expenses increased to $36.4 million in 1998, representing 39% of total revenue. Sales, general and administrative expenses were $30.1 million in 1997, representing 37% of total revenue. The year to year increase of $6.3 million is primarily attributable to consolidating, in 1998, the operating results of TMSI along with increased payroll and personnel expenses as the Company continued to hire additional sales, marketing and administrative personnel.

      As a result of the 1998 merger with MSI, the Company incurred $8.0 million of merger related costs in 1998. No such costs were incurred in 1997.

      The Company recorded net interest and other income of $4.2 million and $4.3 million in 1998 and 1997, respectively. The decrease of $0.1 million resulted primarily from a decrease in the average balance of cash, cash equivalents and marketable securities.

      The Company recorded a provision for income taxes of $0.9 million in 1998 compared to a provision for income taxes of $3.0 million in 1997. The year to year favorable tax variances are primarily the result of the combined Company's ability to offset MSI's taxable income with Pharmacopeia's losses during the period following the completion of the 1998 merger.

      As a result of the foregoing, the Company generated a net loss of $10.2 million or $(0.54) per basic share for 1998. This compares to a net loss of $1.7 million or $(0.09) per basic share for 1997.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has funded its activities to date primarily through the sale of equity securities, drug discovery services, software licenses, software maintenance services and hardware. As of December 31, 1999, the Company had working capital of $58.7 million compared to $57.3 million as of December 31, 1998. The majority of this $1.4 million increase in working capital was generated from operations, and was offset by various investing activities, primarily the re-purchase of distribution rights to MSI software in Japan and the acquisition of the remaining 50% interest of a Japanese joint venture. In 1999, the Company also invested $7.8 million in marketable securities and $3.1 million in capital expenditures, which consisted primarily of computer hardware and laboratory equipment. Financing activities in 1999 provided $1.2 million, primarily from sales of common stock from option exercises and employee stock purchase plan participation and was offset by principal payments on notes payable.

      As of December 31, 1999, the Company's cash, cash equivalents and marketable securities totaled $69.0 million, which are invested in U.S. Treasury and government agency obligations, investment grade commercial paper and other short-term money market instruments. This represents a decline of $12.1 million from the 1998 year end level of $81.1 million. This decline was primarily the result of the re-purchase of distribution rights to MSI software in Japan and the acquisition of the remaining 50% interest of a Japanese joint venture.

      As of December 31, 1999, the Company had outstanding commitments for equipment purchases totaling $0.2 million. The Company anticipates that its capital requirements may increase in future periods as the Company expands its research and development activities, expands its facilities, and acquires additional equipment. However, as the Company curtails its internally funded drug discovery activities, these increases may be temporarily offset or delayed by the Company's redeployment of laboratory equipment and facilities from internal drug discovery work to collaborative work, if and when needed for such collaborative work. The Company's capital requirements may also increase in future periods as the Company seeks to expand its technology platform through investments, licensing arrangements, technology alliances or acquisitions.

      The Company anticipates that its existing capital resources will be adequate to fund the Company's operations at least through 2001. However, there can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements depend on numerous factors, including the ability of the Company to extend existing Drug Discovery Services agreements and to enter into additional arrangements, the ability of the Company to continue to generate software sales, competing technological and market developments, changes in the Company's existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, acquisitions of other businesses or technologies, and the progress of the Company's customers' milestone and royalty producing activities. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all. The Company's forecasts of the period of time through which its financial resources will be adequate to support its operations is forward looking information, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds.

NEW ACCOUNTING STANDARD

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of nonrefundable up-front fees received in conjunction with a research and development arrangement. The evaluation of the impact of SAB 101 has not been completed. However, to the extent SAB 101 would be applicable and have a material impact, the Company would implement this new pronouncement beginning with the first quarter of 2000.

YEAR 2000

      To date, the Company has not experienced any material year 2000 issues with respect to its software products, its internal systems or its third-party distribution and supply chains. In 1999, the Company performed extensive testing of its software products and tested the readiness of its internal information technology (IT) and non-IT systems. The Company also evaluated its third-party distribution and supply chain to understand their ability to continue providing services and products through the change to the year 2000.

      The Company tested current versions of its software products in 1999 and developed corrections or updates that were believed to make these products year 2000 compliant. These corrections and updates were made available to customers beginning in the third quarter of 1999. The Company also developed plans and procedures to verify that versions of its software products released subsequent to the third quarter of 1999 are year 2000 compliant. None of the corrections or updates required a substantial resource commitment or disrupted the Company's ongoing business activities. To date, the Company's software products have experienced no significant year 2000 difficulties.

      While year 2000 issues presented a potential risk to the Company's internal systems, distribution and supply chain, and facilities, the Company attempted to minimize such risk with a worldwide effort. This effort was completed in the fourth quarter of 1999. In 1999, Pharmacopeia performed extensive assessment and testing and remediated mission critical components. Contingency plans were developed, where appropriate, in parallel with the testing and remediation efforts. All critical systems were ready for the year 2000 and the total cost to address all such issues did not exceed $0.5 million. To date, the Company's internal systems, distribution and supply chain and facilities have experienced no significant year 2000 difficulties. The Company will continue to monitor and work directly with key vendors, service providers, hardware manufacturers and distributors to avoid any business interruption in the year 2000.

SIGNIFICANT RISKS, TRENDS AND UNCERTAINTIES

      The following significant risks, trends and uncertainties, among others, could materially and adversely affect the Company's future financial condition, results of operations and stock price.

      UNCERTAIN REVENUE LEVELS - The Company's future revenue levels depend upon many factors, many of which are beyond the control of management. These factors include changes in the demand for products and services, the introduction of competitive drug discovery services and software, changes in the research and development budgets of customers and potential customers, and the ability to successfully and timely develop, introduce and market new products, services and product enhancements and to gain cooperation of third parties as needed. In addition, future revenue levels, especially Drug Discovery Services revenue levels, are heavily dependent upon the life sciences industry's successful identification of new drug targets from genes and willingness to out-source drug discovery work, and upon the Company's ability to cost effectively develop and identify new drug candidates that interact with those targets. There can be no assurance about the Company's future revenue levels.

      RAPIDLY CHANGING TECHNOLOGIES - Rapid technological change and uncertainty due to new and emerging technologies characterize the drug discovery and chemical development industries. The Company may not be able to develop, integrate and market, on a timely basis, the new and enhanced products and services necessary to keep pace with competitors. Failure to anticipate or to respond to changing technologies, or significant delays in product development or introduction, could cause customers to delay or decide against purchases of the Company's products or services.

      ACQUISITION STRATEGY - The success of the Company's business strategy depends, in part, upon the successful acquisition of technologies and businesses that supplement and add to the Company's current technologies. However, critical technology may not be available to the Company at affordable prices, the Company may choose the wrong technologies, integration costs may be higher than anticipated, management's time and attention may be unduly diverted, key employees may not be retained, and earnings per share may be temporarily or permanently diluted.

      STOCK PRICE VOLATILITY - The Company's stock price has experienced significant price volatility that is expected to continue in the future. Factors such as those described above, industry business combinations, quarter-to-quarter variations in operating results, the gain or loss of significant orders, and the ability to meet the operating expectations of analysts, among other things, will likely have a significant impact on the market price of the Company's stock. Further, future fluctuations in the Company's stock price could be unrelated or disproportionate to the operating performance of the Company. There can be no assurance regarding the future market price of the Company's stock.

SUBSEQUENT EVENTS

       ACQUISITION OF SYNOPSYS

       On February 29, 2000, the Company acquired Synopsys Scientific Systems Ltd. (Synopsys), a U.K.-based company providing chemical data base software, chemical data content and systems integration services to the pharmaceutical, biotechnology and chemical industries. The Company paid $25 million for Synopsys, consisting primarily of cash, and will account for the acquisition as a purchase.

      EQUITY FINANCING

      On March 8, 2000, the Company completed the sale of 1,860,000 shares of its common stock to selected institutional investors for net proceeds of approximately $110 million. The shares were sold at their fair value on the date of the transaction for $63 per share.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to various market risks consisting primarily of changes in foreign currency exchange rates. The Company's international sales generally are denominated in local currencies. In 1999, 40% of the Company's consolidated revenue was derived from customers outside the United States (including 28% from customers in Europe and 12% from customers in the Asia/Pacific region). The Company's exchange rate risk is greatest for Dollar/Euro and Dollar/Yen fluctuations. When deemed appropriate, the Company engages in exchange rate-hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations. At December 31, 1999, the Company had no material hedging transactions in effect.

      The Company does not use derivative financial instruments for trading or speculative purposes. However, the Company regularly invests excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. The Company believes that the market risk arising from holding these financial instruments is minimal.

      The Company's exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on its investment portfolio since the Company has minimal debt. The Company ensures the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at December 31, 1999. Declines in interest rates over time will, however, reduce the Company's interest income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Pharmacopeia, Inc.

We have audited the accompanying consolidated balance sheets of Pharmacopeia, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pharmacopeia, Inc. and subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

We previously audited and reported on the statements of operations, stockholders' equity and cash flows of Pharmacopeia, Inc for the year ended December 31, 1997, prior to the restatement for the 1998 pooling of interests as described in Note 3. The contribution of Pharmacopeia, Inc. to total revenues represented 30.2% of the restated total for 1997. Financial statements of the other pooled company included in the 1997 restated consolidated financial statements were audited and reported on separately by other auditors. We have also audited, as to combination only, the accompanying consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997, after restatement for the 1998 pooling of interests; in our opinion, such consolidated financial statements have been properly combined on the basis described in Note 3 to the consolidated financial statements.


                                                         ERNST  & YOUNG LLP



San Diego, California
January 28, 2000, except for Note 9,
as to which the date
is March 8, 2000

                               PHARMACOPEIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                            DECEMBER 31,
                                                                                --------------------------------------
                                                                                      1999                1998
                                                                                -----------------    -----------------
ASSETS
Current assets:
     Cash and cash equivalents                                                       $  17,157             $ 36,863
     Marketable securities                                                              51,875               44,235
     Trade receivables, net of allowance for doubtful
          accounts of $624 and $609, respectively                                       26,836               23,307
     Prepaid expenses and other current assets                                           5,251                5,238
                                                                                -----------------    -----------------
       Total current assets                                                            101,119              109,643
Property and equipment - net                                                            11,362               13,700
Software development costs, net of accumulated
       Amortization of $4,594 and $2,725, respectively                                    3,353                3,492
Goodwill - net of accumulated amortization of $368                                       9,071                   --
Other assets                                                                             1,354                1,030
                                                                                -----------------    -----------------
         Total assets                                                                $ 126,259            $ 127,865
                                                                                =================    =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $   3,479             $  5,158
   Accrued liabilities                                                                  18,409               21,427
   Deferred revenue, current portion                                                    20,212               24,415
   Notes payable, current portion                                                          292                1,316
                                                                                -----------------    -----------------
         Total current liabilities                                                      42,392               52,316

Notes payable, long-term portion                                                            --                  328
Other long-term liabilities                                                                 69                1,240
Deferred revenue, long-term                                                              5,052                1,764
Commitments and Contingencies
Stockholders' equity:
    Preferred stock, $.0001 par value, 2,000 shares
         authorized, none issued and outstanding                                            --                   --
    Common stock, $.0001 par value, 40,000 shares
         authorized, 20,183 and 19,121 shares
         issued and outstanding, respectively                                                1                    1
    Additional paid-in capital                                                         148,862              145,499
    Accumulated deficit                                                                (69,049)             (72,820)
    Accumulated comprehensive loss                                                      (1,068)                (463)
                                                                                -----------------    -----------------
    Total stockholders' equity                                                          78,746               72,217
                                                                                -----------------    -----------------
    Total liabilities and stockholders' equity                                       $ 126,259            $ 127,865
                                                                                =================    =================


       See accompanying notes to these consolidated financial statements.

                               PHARMACOPEIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              YEAR ENDED DECEMBER 31,
                                                             ------------------------------------------------------------
                                                                   1999                  1998                 1997
                                                             -------------------     ---------------      ---------------
Revenue:
    Drug discovery services                                           $34,581            $ 29,677            $ 24,523
    Software license, service and other                                60,943              54,420              49,108
    Hardware                                                            8,435               8,114               7,566
                                                             -------------------     ---------------      ---------------
         Total revenue                                                103,959              92,211              81,197

 Cost of revenue:
     Drug discovery services                                           20,814              20,307              16,931
     Software license, service and other                                7,430               5,285               5,195
     Hardware                                                           7,512               7,061               6,720
                                                             -------------------     ---------------      ---------------
         Total cost of revenue                                         35,756              32,653              28,846
                                                             -------------------     ---------------      ---------------
 Gross margin                                                          68,203              59,558              52,351

 Operating costs and expenses:
     Research and development                                          27,282              28,656              25,251
     Sales, general and administrative                                 40,772              36,360              30,124
     Merger related costs                                                   -               7,998                   -
                                                             -------------------     ---------------      ---------------
         Total operating costs and expenses                            68,054              73,014              55,375
                                                             -------------------     ---------------      ---------------
 Operating income (loss)                                                  149             (13,456)             (3,024)
 Interest and other income, net                                         4,122               4,202               4,292
                                                             -------------------     ---------------      ---------------
 Income (loss) before provision for income taxes                        4,271              (9,254)              1,268
 Provision for income taxes                                               500                 909               2,996
                                                             -------------------     ---------------      ---------------
 Net income (loss)                                                    $ 3,771            $(10,163)            $ (1,728)
                                                             ===================     ===============      ===============

 Net income (loss) per share
       - Basic                                                         $ 0.19            $  (0.54)             $ (0.09)
                                                             ===================     ===============      ===============
       - Diluted                                                       $ 0.19            $  (0.54)             $ (0.09)
                                                             ===================     ===============      ===============

 Weighted average shares of common stock outstanding
       - Basic                                                         19,684              18,916              18,445
       - Diluted                                                       20,294              18,916              18,445


       See accompanying notes to these consolidated financial statements.

                               PHARMACOPEIA, INC.
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (IN THOUSANDS)


                                                           COMMON STOCK                           TREASURY STOCK
                                                        --------------------                  -------------------------
                                                                                ADDITIONAL
                                                        NUMBER OF                PAID-IN        NUMBER OF                ACCUMULATED
                                                          SHARES     AMOUNT      CAPITAL         SHARES       AMOUNT       DEFICIT
                                                        --------------------  --------------  ------------------------- ------------
  Balance at December 31, 1996                            18,244       $  1     $ 136,928               -      $   -      $ (60,929)
  Comprehensive income (loss):
       Net loss                                                                                                              (1,728)
       Translation adjustment

       Comprehensive loss
  Acquisition of  treasury stock                                                                    1,646         (1)
  Retirement of treasury stock                                (2)         -            (1)         (1,646)         1
  Issuance of common stock in  private placements, net       438          -         6,861
  Issuance of common stock for exercise of stock
     options                                                  93          -           201
  Issuance of common stock in employee stock purchase
     plan                                                     19          -           235
  Issuance of common stock for 401(k) matching                13          -           216
                                                        --------------------  --------------  ------------------------- ------------
  Balance at December 31, 1997                            18,805          1       144,440               -           -       (62,657)
  Comprehensive income (loss):
       Net loss                                                                                                             (10,163)
       Translation adjustment

       Comprehensive loss
  Acquisition of  treasury stock                                                                     3,584         (1)
  Retirement of treasury stock                                (4)          -            (1)         (3,584)         1
  Issuance of common stock for exercise of stock
     options                                                 264          -           502
  Issuance of common stock in employee stock purchase
     plan                                                     32          -           298
  Issuance of common stock for 401(k) matching                24          -           260
                                                        --------------------  --------------  ------------------------- ------------
  Balance at December 31, 1998                            19,121          1       145,499               -           -       (72,820)
  Comprehensive income (loss):
       Net income                                                                                                             3,771
       Translation adjustment
       Unrealized loss on marketable securities

       Comprehensive income
  Issuance of common stock for exercise of stock             886          -         1,762
     options and warrants
  Issuance of common stock in employee stock purchase
     plan                                                    100          -           767
  Issuance of common stock for 401(k) matching                76          -           834
                                                        ====================  ==============  ========================= ============
  Balance at December 31, 1999                            20,183       $  1     $ 148,862               -       $   -    $  (69,049)
                                                        ====================  ==============  ========================= ============



                                                                 ACCUMULATED
                                                                    OTHER                TOTAL
                                                                COMPREHENSIVE        STOCKHOLDERS'
                                                                 INCOME (LOSS)            EQUITY
                                                               ------------------   -----------------
  Balance at December 31, 1996                                     $     (499)           $   75,501
  Comprehensive income (loss):
       Net loss                                                                              (1,728)
       Translation adjustment                                            (689)                 (689)
                                                                                     -----------------
       Comprehensive loss                                                                    (2,417)
  Acquisition of  treasury stock                                                                 (1)
  Retirement of treasury stock                                                                    -
  Issuance of common stock in  private placements, net                                        6,861
  Issuance of common stock for exercise of stock
  options                                                                                       201
  Issuance of common stock in employee stock purchase
     plan                                                                                       235
  Issuance of common stock for 401(k) matching                                                  216
                                                                ------------------   -----------------
  Balance at December 31, 1997                                         (1,188)               80,596
  Comprehensive income (loss):
       Net loss                                                                             (10,163)
       Translation adjustment                                             725                   725
                                                                                     -----------------
       Comprehensive loss                                                                    (9,438)
  Acquisition of  treasury stock                                                                 (1)
  Retirement of treasury stock                                                                    -
  Issuance of common stock for exercise of stock
  options                                                                                       502
  Issuance of common stock in employee stock purchase
     plan                                                                                       298
  Issuance of common stock for 401(k) matching                                                  260
                                                                ------------------   -----------------
  Balance at December 31, 1998                                           (463)               72,217
  Comprehensive income (loss):
       Net income                                                                             3,771
       Translation adjustment                                            (478)                (478)
       Unrealized loss on marketable securities                          (127)                (127)
                                                                                     -----------------
       Comprehensive income                                                                   3,166
  Issuance of common stock for exercise of stock                                              1,762
  options                and warrants
  Issuance of common stock in employee stock purchase
     plan                                                                                       767
  Issuance of common stock for 401(k) matching                                                  834
                                                                ==================   =================
  Balance at December 31, 1999                                     $   (1,068)           $   78,746
                                                                ==================   =================


       See accompanying notes to these consolidated financial statements.

                               PHARMACOPEIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                          YEAR ENDED DECEMBER 31,
                                                                                  1999             1998              1997
                                                                             ----------------- ---------------  ----------------
      CASH FLOWS FROM OPERATING ACTIVITIES
           Net income (loss)                                                       $  3,771       $ (10,163)         $ (1,728)
           Adjustments to reconcile net loss to net cash used in operations
              Depreciation                                                            5,431           4,110             3,599
              Amortization                                                            2,237           1,881             2,162
              Contribution of stock to 401(k) members                                   834             260               216
              Changes in assets and liabilities:
                   Accounts receivable                                               (3,529)         (3,015)           (3,246)
                   Prepaid and other current assets                                     (13)         (1,435)             (258)
                   Other assets                                                        (324)            708               353
                   Accounts payable                                                  (1,679)            926             1,856
                   Accrued liabilities                                               (3,018)          3,309             3,316
                   Deferred revenue                                                    (915)         (7,508)             (314)
                   Other                                                               (236)            227                37
                                                                             ----------------- ---------------  ----------------
                        Net cash provided by (used in) operating activities           2,559         (10,700)            5,993
      CASH FLOWS FROM INVESTING ACTIVITES
          Capital expenditures                                                       (3,093)         (5,283)            7,549)
          Purchases of marketable securities                                        (66,513)        (62,987)          (90,373)
          Proceeds from sales of marketable securities                               58,746          91,783            81,765
          Effect of MSI KK consolidation                                                  -          (1,113)                -
          Acquisition of distribution rights and joint venture interest             (10,566)              -                 -
          Increase in capitalized software development costs                         (1,730)         (1,322)           (1,923)
                                                                             ----------------- ---------------  ----------------
                       Net cash provided by (used in) investing activities          (23,156)         21,078           (18,080)

      CASH FLOWS FROM FINANCING ACTIVITES
           Proceeds from issuance of common stock                                     2,529             799             7,261
           Principal payments on notes payable                                       (1,311)         (1,774)           (1,506)
                                                                             ----------------- ---------------  ----------------
                      Net cash provided by (used in) financing activities             1,218            (975)            5,755
      Exchange rate effect on cash and equivalents                                     (327)            725              (627)
                                                                             ----------------- ---------------  ----------------
      Net increase (decrease) in cash and equivalents                               (19,706)         10,128            (6,959)
      Effect of cash from MSI KK purchase transaction                                     -           2,126                 -
      Cash and equivalents, beginning of period                                      36,863          24,609            31,568
                                                                             ================= ===============  ================
      Cash and equivalents, end of period                                          $ 17,157       $  36,863          $ 24,609
                                                                             ================= ===============  ================
      SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
      Cash paid during the period for:
           Interest                                                                $     81       $     333          $    379
                                                                             ================= ===============  ================
           Income taxes                                                            $    395       $   1,277          $  1,555
                                                                             ================= ===============  ================


       See accompanying notes to these consolidated financial statements.

                               PHARMACOPEIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

      Pharmacopeia, Inc. (the "Company") designs, develops, markets and supports science and technology-based products and services that improve and accelerate the processes of drug discovery and chemical development.

2.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

      These consolidated financial statements include the accounts of Pharmacopeia and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION

      In 1999 the Company revised the format of its statement of operations to segregate costs of revenues from operating costs and expenses, and to report gross margin from revenue. This change in presentation resulted from a 1999 change in the Company's primary business focus, from drug research to the sale of science and technology-based products and services. The Company believes that the new format better presents results of operations considering this change in focus. Certain prior year amounts have been reclassified to conform to the new presentation.

      On June 12, 1998 the Company acquired Molecular Simulations Inc. (MSI) in a business combination accounted for as a pooling of interests. The Company's consolidated financial statements for all periods prior to the acquisition have been restated to include MSI's financial position, results of operations and cash flows.

FINANCIAL STATEMENT PREPARATION

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

CASH, EQUIVALENTS

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company invests its cash with major financial institutions in money market funds, U.S. Treasury securities and other investment grade securities such as prime rated commercial paper.

MARKETABLE SECURITIES

      Marketable securities consist of fixed income investments with an original maturity of greater than three months such as United States treasury securities, obligations of United States government agencies and other investment grade securities such as prime rated commercial paper and corporate bonds. The Company applies Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) to its investments in marketable securities. As a result of the Company's strategic acquisition intentions, the Company transferred the classification of its marketable securities of $64,029 from held-to-maturity to available-for-sale, effective June 30, 1998. At the date of the transfer unrealized gains or losses were not material. Marketable securities classified as available-for-sale are recorded at estimated fair value with unrealized gains or losses reported in stockholders' equity. At December 31, 1998 marketable securities totaled $44.2 million of which $36.2 million was invested in U.S. government securities and $8.0 million was invested in U.S. corporate debt securities. At December 31, 1998 the cost of marketable securities approximated fair value.

At December 31, 1999, marketable securities consisted of the following:


                                                             AMORTIZED           MARKET          UNREALIZED
                                                                COST             VALUE           GAIN (LOSS)
                                                          ----------------- ----------------- ------------------
        U.S. treasury securities and obligations of
             U.S. Government agencies                            $ 29,262          $ 29,190             $ (72)
        U.S. corporate debt securities                             22,740            22,685               (55)
                                                          ----------------- ----------------- ------------------
                                                                 $ 52,002           $51,875            $ (127)
                                                          ================= ================= ==================


Available for sale marketable securities by contractual maturity are as follows:


                                                                DECEMBER 31,
                                                                   1999
                                                            ------------------
        Due within one year                                         $ 42,745
        Due after one year through two years                           9,130
                                                            ------------------
                                                                    $ 51,875
                                                            ==================


PROPERTY AND EQUIPMENT

      Property and equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets, which range from three to ten years. Assets under capital leases are amortized over their estimated useful life or the applicable lease period, whichever period is shorter. The Company amortizes leasehold improvements over the shorter of their estimated useful lives or the remaining term of the related lease. Repair and maintenance costs are charged to expense as incurred.

RESEARCH AND DEVELOPMENT COSTS

      The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS 86). Such costs are stated at the lower of cost or net realizable value. Capitalized software costs are comprised of development costs incurred in the research and development of new software products and enhancements to existing software products after technological feasibility has been established. The Company amortizes capitalized costs over the estimated product life, not to exceed three years from the date on which the product is available for general release.

      All research and development costs not subject to capitalization under SFAS 86 are charged to operations as incurred.

REALIZATION OF ASSETS

      The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated life of its long-lived assets. The criteria used for these evaluations include management's estimates of the assets continuing ability to generate income from operations and positive cash flow in future periods, as well as the strategic significance of its assets to the Company's business objectives.

FOREIGN CURRENCY TRANSLATION

      The Company translates certain of its accounts and the financial statements of its foreign operations in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" (SFAS 52). The financial statements of the Company's international operations are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of comprehensive income (loss) within stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statement of operations.

CONCENTRATIONS OF RISK

      The Company's software products operate primarily on the Silicon Graphics version of the Unix operating system. Any disruption of supply could cause a temporary adverse effect in the Company's revenues while its software is ported to alternative systems.

      In 1999, one Drug Discovery Services customer accounted for 12% of consolidated revenue.

      The Company's international sales are generally denominated in foreign currencies. Conversion of foreign-denominated receivables into U.S. dollars could have a material adverse effect on the Company's financial statements. The Company conducts business in Europe and in the Asia/Pacific region, primarily in Japan. Any significant decline in the economies or the value of the currencies in these regions could have a material adverse impact on the Company.

REVENUE RECOGNITION

      Revenue from Drug Discovery Services is recognized primarily using the percentage of completion method. Accordingly, revenue is recognized as research and development labor is expended against a total research and development plan. Payments received prior to the completion of the related work are recorded as deferred revenue. Non-refundable milestone payments and up-front fees are recognized as revenue when received when they are not subject to future performance obligations. Otherwise, such milestone payments and up-front fees are deferred and amortized into revenue over the term of the agreement in accordance with SEC Staff Accounting Bulletin 101.

      The Company recognizes revenue from licenses of computer software provided that the customer has signed a non-cancelable license agreement, the software and related documentation has been shipped, no material uncertainties regarding customer acceptance exist, collection of the resulting receivable is deemed probable and no other significant obligations by the Company exist. Prepaid post contract support and maintenance ("PCS") revenue bundled with software license agreements is unbundled using objective, vendor specific evidence. PCS revenue is recognized pro-rata over the related license period, which is generally one year. Revenue generated from consulting, training and software customization sold separately from license agreements is recognized as the services are performed.

      The Company earns revenue under consortia agreements wherein several unrelated parties enter into a joint software development agreement with the Company. These agreements are generally one to three years in length, require an annual membership fee and contain best efforts development milestones. Customers receive a consortia membership, a software library and related software and maintenance support. The portion of consortia fees associated with the initial software library is recognized upon delivery, while consortia fees associated with consortia membership and software maintenance are recognized on a straight-line basis over the term of the agreement. The Company is not required to deliver specified products under the agreements and the consortia fees are generally non-refundable. If the Company is successful in developing software under the consortia agreement described above, a non-transferable license is typically awarded to the consortia members.

      Under certain circumstances, the Company sells computer hardware to a licensee of the Company's software products. In these instances, the Company typically orders the hardware from an unrelated vendor and recognizes revenue upon shipment of the hardware to the licensee by the vendor.

STOCK BASED COMPENSATION

      As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company elected to follow Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, no compensation expense is recognized at the time of option grant because the exercise price of the Company's employee stock option equals the fair market value of the underlying common stock on the date of grant.

NET INCOME (LOSS) PER SHARE

      Basic net income (loss) per share is based on net income (loss) for the year divided by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding, including the effect of dilutive securities. Dilutive securities such as convertible preferred stock, stock options and warrants are not included in loss years because their effect is anti-dilutive.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In January 1999, the American Institute of Certified Public Accountants issued Statement of Position No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP (98-9). This SOP amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 that appear in SOP 98-4. The adoption of SOP 98-9 did not have a significant impact on the Company's consolidated financial position or results of operations.

      In March 1998, the AICPA issued SOP 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained for Internal Use" (SOP 98-1). The Company adopted SOP 98-1 effective January 1, 1999. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. Previous to the adoption of SOP 98-1 the Company expensed all such costs as incurred. The adoption of SOP 98-1 did not have a significant impact on the Company's consolidated financial position or results of operations.

      In June 1998, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Financial Instruments and for Hedging Activities" (SFAS 133), which will be adopted by the Company in 2001. The statement establishes accounting and reporting standards requiring that every derivative instrument, including derivative instruments embedded in other contracts, be recorded in the balance sheet either as an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS 133 is not anticipated to have a significant impact on operating results or financial condition when adopted because the Company's derivative instruments are not material.

3. BUSINESS COMBINATIONS

MERGER WITH MOLECULAR SIMULATIONS INC.

      In June 1998, the Company completed a merger with MSI through the issuance of approximately 7.1 million shares of common stock for all of the capital stock of MSI. The merger was accounted for as a pooling-of-interests and, accordingly, the Company's financial statements for the periods prior to the merger have been restated to include MSI. In connection with the merger, the Company recorded merger-related charges of approximately $8.0 million in 1998. Such charges consisted of transaction costs, principally investment banking and professional fees.

      The following table summarizes 1998 information on a separate company basis for Pharmacopeia and MSI prior to the completion of the merger:


                                                         PERIOD FROM            YEAR ENDED
                                                      JANUARY 1, 1998 TO       DECEMBER 31,
                                                        JUNE 12, 1998              1997
                                                    ----------------------- -------------------
                  Total revenue:
                       Pharmacopeia                         $  12,322           $  24,523
                       MSI                                     20,437              56,674
                  Net income (loss):
                       Pharmacopeia                         $  (3,588)          $  (6,678)
                       MSI                                     (1,483)              5,450


ACQUISITION OF JAPANESE DISTRIBUTION RIGHTS AND REMAINING JOINT VENTURE INTEREST

      In March 1999, the Company completed the re-purchase of certain distribution rights to MSI software in Japan and acquired the remaining 50% interest of its Japanese joint venture from a third party for a total cash purchase price of approximately $10.6 million. The joint venture, renamed as MSI KK, markets, distributes, and supports the Company's software products in the Asia/Pacific region. As a result of the transaction, Company ownership of MSI KK became 100%. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values. The excess of cost over the estimated fair value of the net assets acquired was allocated to goodwill in the amount of $9.4 million, which is being amortized on a straight-line basis over 20 years.

      Pro forma results of operations presented as if the acquisition of the remaining joint venture interest had taken place as of the beginning of the periods presented would not materially affect reported revenues and would not materially change net loss or net loss per share from the figures presented in the accompanying statements of operations.

4.  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Property and equipment consist of the following:


                                                           DECEMBER 31,
                                                      1999             1998
                                                -----------------------------------
      Laboratory equipment                             $  9,147        $  8,477
      Furniture, fixtures and equipment                   5,134           4,553
      Computers and software                              9,513           8,287
      Leasehold improvements                              6,176           5,780
      Other                                                 356             453
                                                -----------------------------------
                                                         30,326          27,550
      Accumulated depreciation and amortization         (18,964)        (13,850)
                                                -----------------------------------
      Property and equipment, net                      $ 11,362        $ 13,700
                                                ===================================


Accrued liabilities consist of the following:


                                                          DECEMBER 31,
                                                     1999              1998
                                               ------------------------------------
      Payroll and other compensation                  $ 8,529           $ 8,984
      Royalties                                         1,173               946
      Merger related and restructuring costs            1,096             3,867
      Taxes                                             4,142             5,108
      Other                                             3,014             2,977
                                               ------------------------------------
                                                      $18,409           $21,427
                                               ====================================


5.  INCOME TAXES

      The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial carrying amounts and the tax basis of existing assets and liabilities.

      Significant components of the Company's deferred tax assets and liabilities as of December 31, are as follows:


                                                                            1999             1998
                                                                       ---------------- ----------------
                  Deferred tax assets:
                     Net operating loss carryforwards                       $ 18,500         $ 17,873
                     Unused tax credits                                        2,637            2,261
                     Accruals and reserves                                     3,095            2,628
                     Other                                                         -              258
                                                                       ---------------- ----------------
                     Gross deferred tax asset                                 24,232           23,020

                  Deferred tax liabilities:
                     Fixed assets and intangibles                                757              948
                                                                       ---------------- ----------------

                  Net asset before valuation allowance                        23,475           22,072
                  Valuation allowance                                        (23,475)         (22,072)
                                                                       ---------------- ----------------

                  Net deferred tax asset                                    $     --         $     --
                                                                       ================ ================


      As of December 31, 1999, approximately $1,576 of the valuation allowance for deferred tax assets relates to pre-acquisition tax deductions which, when recognized, will be allocated directly to goodwill.

The provision for income taxes consists of the following:


                                                           1999             1998             1997
                                                     ---------------------------------------------------
                 Current:
                    Federal                                   $  50           $   --          $ 1,603
                    State                                        70              310              480
                    Foreign                                     380              599              913

                 Deferred:
                    Federal                                      --               --               --
                    State                                        --               --               --
                    Foreign                                      --               --               --
                                                     ---------------------------------------------------
                 Total                                        $ 500           $  909          $ 2,996
                                                     ===================================================


The following reconciles income taxes computed at the U.S. statutory federal tax rate to income tax expense:


                                                                     1999             1998            1997
                                                               --------------------------------------------------
         Tax expense (benefit) at U.S. statutory rate               $  1,495          $(3,146)         $ 431
         State income taxes, net of Federal income tax
         benefit                                                          70              205            317
         Nondeductible merger costs                                       --            1,788             --
         Foreign taxes                                                   380              (12)           975
         Alternative minimum tax                                          50               --             --
         Change in valuation allowance and other                       (1,495)          2,074          1,273
                                                               --------------------------------------------------
         Income tax expense                                            $ 500           $  909        $ 2,996
                                                               ==================================================


      Pretax income (loss) before extraordinary item from the Company's domestic operations totaled approximately $838, $(10,900) and $1,400 in 1999, 1998 and 1997, respectively. Pretax income (loss) from the Company's foreign operations totaled approximately $3,433, $1,800 and $(200) in 1999, 1998 and 1997,
respectively.

      As of December 31, 1999, the Company has Federal net operating loss carryforwards of approximately $48.3 million, and credit carryforwards of approximately $1.3 million. The federal net operating losses and credits begin to expire in 2008 through 2018, if not fully utilized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. As of December 31, 1999 the Company also has foreign net operating losses of approximately $4.2 million, which will begin to expire in 2004, unless previously utilized.

      As a result of certain transactions involving the Company's stock, the Company believes an ownership change, as defined in Section 382 of the Internal Revenue Code, has occurred. Consequently, future utilization of the Company's federal net operating loss carryforwards may be subject to limitations.

6.  STOCK PLANS

      The Company has three Stock Plans, the 1994 Incentive Stock Plan, the 1995 Employee Stock Purchase Plan and the 1995 Director Option Plan.

      In accordance with the 1994 Incentive Stock Plan (the "Plan"), the Company may grant up to 3,700 shares of both incentive or non-qualified stock options or stock purchase rights to officers, directors, employees, sales representatives and consultants of the Company. The term of each incentive and non-qualified stock option and stock purchase right is generally ten years. Vesting generally occurs over a period of not greater than five years. At December 31, 1999, there were 627 shares available for future grants under the 1994 Incentive Stock Plan.

      In 1995, the Company adopted the 1995 Employee Stock Purchase Plan ("ESPP") under Section 423 of the Internal Revenue Code. A total of 250 shares of common stock are reserved for offering under the ESPP. In 1999, 100 shares of common stock were purchased at prices ranging from $7.54 to $7.81 per share. At December 31, 1999, there were 92 shares available for future purchase under the ESPP.

      In accordance with the 1995 Directors Option Plan, the Company may grant up to 150 options to purchase shares of common stock to non-employee members of the Board. The exercise price of the stock options shall be equal to the fair market value per share of common stock on the option grant date. Each option has a term of ten years from the option grant date and shall become exercisable in a series of three equal and successive annual installments. In 1999, 30 options were granted at an exercise price of $10.06. At December 31, 1999, there were 30 shares available for future grants under the Directors Option Plan.

      The Company applies APB 25 in accounting for its stock option programs described above. The option price under the option plans equals or exceeds the fair market value on of the common shares on the date of grant, and, accordingly, no compensation cost has been recognized under the provisions of APB 25. SFAS 123, requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options and warrants granted subsequent to December 31, 1994 and shares of common stock purchased by employees in connection with the ESPP ("equity awards") under the fair value method of SFAS 123. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.5%, 4.5% and 5.4%; expected volatility of 111%, 81% and 47%; expected option life of 4.9, 5.9 and 5.8 years from vesting and an expected dividend yield of 0.0%.

      For purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. The Company's pro forma income (loss) and per share information is as follows:


                                                              1999               1998               1997
                                                        ----------------- -------------------- ----------------
         Net income (loss):
             As reported                                    $  3,771            $(10,163)        $ (1,728)
             Pro forma                                        (6,619)            (17,209)          (5,224)
         Basic net income (loss) per common share:
             As reported                                    $   0.19            $  (0.54)        $  (0.09)
             Pro forma                                         (0.34)              (0.91)           (0.28)
         Diluted net income (loss) per common share:
             As reported                                    $   0.19            $  (0.54)        $  (0.09)
             Pro forma                                         (0.33)              (0.91)           (0.28)


A summary of the Company's stock option activity and weighted average exercise prices follows:


                                          1999                              1998                               1997
                               ----------------------------    -------------------------------    --------------------------------
                                                Weighted                           Weighted                           Weighted
                                 Common          Average        Common              Average          Common            Average
                                  Stock         Exercise         Stock             Exercise           Stock           Exercise
                                 Options          Price         Options              Price           Options            Price
                               ------------    ------------    ------------     --------------    -------------     --------------
   Outstanding at beginning
   of year                          3,725          $ 9.54            3,164           $ 8.19       2,650                  $ 6.41
   Granted                          1,270            9.27            1,218            12.45              779              13.94
   Exercised                        (886)            2.70            (296)             2.42            (109)               3.32
   Expired                          (445)           13.44            (361)            13.01            (156)               9.01
                               ------------                    ------------                       -------------
   Outstanding at end of year       3,664           10.73            3,725             9.54            3,164               8.19
                               ============                    ============                       =============

   Exercisable at end of year       1,739                            1,853                             1,450
                               ============                    ============                       =============
   Weighted average fair
   value  of options granted
   during the year                                  $8.65                             $6.52                              $10.58


A summary of stock options outstanding and exercisable as of December 31, 1999, follows:


                                                            OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                                     ----------------------------------    -------------------------------
                                                     Weighted Average     Weighted                             Weighted
                                                        Remaining          Average                             Average
          Range of                  Options            Life (years)    Exercise Price           Number         Exercise
       Exercise Prices            Outstanding                                                Exercisable        Price
   ------------------------    ------------------    ----------------- ----------------    ----------------- -------------
       $0.00 -  $ 0.48                      64             0.5                 $0.47                  64          $0.47
       $ 1.24 - $19.00                   3,318             7.7                  9.99               1,458           8.95
       $19.01 - $26.75                     282             6.9                 21.77                 217          22.04
   ------------------------    ------------------    ----------------- ----------------    ----------------- -------------
       $ 0.00 - $26.75                   3,664             7.5                 10.73               1,739          10.27


7.  SEGMENT INFORMATION

      The Company operates in two industry segments. The Company's Drug Discovery Services Segment provides drug discovery services to pharmaceutical and biotechnology companies based on proprietary combinatorial chemistry and high throughput screening technologies. The Company's Software Segment provides molecular modeling and simulation software that facilitates the discovery and development of new drug and chemical products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries.

      Summarized financial information concerning the industry segments and geographic revenues follows:


                                   1999                                  1998                                    1997
                     ---------------------------------- -------------------------------------  -------------------------------------
                                   Drug                                   Drug                                 Drug
                                 Discovery                              Discovery                            Discovery
                     Software    Services     Total      Software       Services       Total     Software    Services      Total
                     ---------- ----------- ----------- -----------   ------------  ---------  -------------------------------------
  REVENUE:
  Drug discovery
     services         $    --     $34,581    $  34,581     $     -       $ 29,677     $ 29,677    $     -     $ 24,523     $ 24,523
  Software license
     service and       60,943           -       60,943      54,420              -       54,420     49,108            -       49,108
     other
  Hardware              8,435           -        8,435       8,114              -        8,114      7,566            -        7,566
                     ---------------------------------  --------------------------------------- ------------------------------------
  Total revenue       $69,378     $34,581    $ 103,959     $62,534       $ 29,677     $ 92,211    $56,674     $ 24,523     $ 81,197
                     ================================== ======================================= ====================================
  DEPRECIATION AND
     AMORTIZATION     $ 3,798     $ 3,870    $   7,668     $ 2,733       $  3,258     $  5,991    $ 2,985     $  2,776     $  5,761



  OPERATING INCOME    $ 8,520   $ (8,371)    $    149     $ 1,090    $ (14,546)   $ (13,456)     $ 7,820     $(10,844)   $  (3,024)
  (LOSS)(1)
  CAPITAL
     EXPENDITURES     $ 1,173   $  1,920     $  3,093     $ 1,878    $   3,405    $   5,283      $ 2,216     $  5,333    $   7,549

                      $59,985   $ 66,274     $126,259     $52,889    $  74,976    $ 127,865      $44,364     $ 95,687    $ 140,051

  TOTAL ASSETS
  REVENUES (2)
    U.S.                                     $ 70,249                             $  58,601                              $  62,444
    Europe                                     23,348                                22,739                                 18,753
    Asia-Pacific                               10,362                                10,871                                      -
                                           -----------                           ----------                             -----------
  Total                                      $103,959                             $  92,211                              $  81,197
                                           ===========                           ===========                            ===========


(1) Includes $8.0 million of merger related costs in 1998.
(2) Revenue in the U.S. category includes export sales of laboratory services and software. Export sales from the U.S. to Europe totaled $5,485, $18,308 and $26,327 in 1999, 1998 and 1997, respectively and export sales to Asia Pacific totaled $1,969, $2,303 and $5,257 in 1999, 1998 and 1997, respectively.

8.   COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

      The Company has several operating leases or sub-leases for office and laboratory space, which expire at various dates through 2006. The leases for the Company's primary facilities in San Diego and New Jersey provide for scheduled rent increases, an option to extend the lease for five years with certain changes to the terms of the lease agreement, and a refurbishment allowance. Rent expense under operating leases for 1999, 1998 and 1997 was approximately $4,803, $4,435 and $3,793, respectively.

Future minimum lease commitments at December 31, 1999 are as follows:


                  2000                                   $ 4,757
                  2001                                     4,982
                  2002                                     4,959
                  2003                                     4,937
                  2004                                     4,805
                  Thereafter                               7,313
                                               --------------------
                                                         $31,753
                                               ====================


ROYALTIES

      The Company pays royalties to approximately forty-five partners for worldwide licenses to enhance and market certain software developed at universities, corporations and other institutions. A majority of the royalty agreements are long term or perpetual in nature and the royalty obligations thereunder are generally based on a percentage of revenues derived from certain software licenses plus associated revenues from post contract support and maintenance. The royalty agreements require quarterly payments and generally do not limit the maximum royalty amount under the agreement. Certain agreements contain provisions for quarterly and annual minimum royalty payments that total approximately $450 on an annual basis. In 1999, 1998 and 1997 the Company incurred related royalty expense of $2,273, $1,623 and $1,304, respectively. Based on existing royalty agreements, the Company expects to incur significant future royalty obligations. Additionally, the Company has a license agreement that grants to the Company an exclusive, worldwide license to certain technology for making and using combinatorial chemical libraries. The agreement requires the Company to pay annual license fees and certain royalties. In 1999, 1998, and 1997 the Company paid related royalties and license fees of $100, $514 and $550, respectively.

LITIGATION

      In the ordinary course of business, the Company is subject to claims and, from time to time, is named in various legal proceedings. In the opinion of management, the amount of ultimate liability, if any, with respect to any pending actions will not materially affect the financial position or results of operations of the Company.

9.       SUBSEQUENT EVENTS

ACQUISITION OF SYNOPSYS

      On February 29, 2000, the Company acquired Synopsys Scientific Systems Ltd. (Synopsys), a U.K.-based company providing chemical data base software, chemical data content and systems integration services to the pharmaceutical, biotechnology and chemical industries. The Company paid $25 million for Synopsys, consisting primarily of cash, and will account for the acquisition as a purchase.

EQUITY FINANCING

      On March 8, 2000, the Company completed the sale of 1,860,000 shares of its common stock to selected institutional investors for net proceeds of approximately $110 million. The shares were sold at their fair value on the date of the transaction for $63 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item concerning the Company's directors and executive officers is incorporated by reference from the Company's Proxy Statement related to the 2000 Annual Meeting of Stockholders to be held on May 3, 2000 which was filed with the Securities and Exchange Commission on March 27, 2000 (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference from the section captioned "Executive Compensation" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

The following Consolidated Financial Statements are included:

        Report of Independent Auditors
        Consolidated Balance Sheets as of December 31, 1998 and 1999 Consolidated Statements of Operations for the years ended December 31,
          1997, 1998 and 1999
        Consolidated Statements of Stockholders' Equity for the years ended
          December 31, 1997, 1998 and 1999
        Consolidated Statements of Cash Flows for the years ended December 31,
          1997, 1998 and 1999
        Notes to Consolidated Financial Statements

(a)(2)  Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(a)(3)    Exhibits:

3.1  (6)                   Restated Certificate of Incorporation of the
                           Registrant.

3.3  (6)                   Bylaws of the Registrant, as amended.

3.3(a)  (8)                Amendment to Bylaws of Pharmacopeia dated July 31,
                           1997.

4.3  (1)                   Stockholders Rights Agreement, dated February 15,
                           1995.

10.1  (1)                  Series A and Series B Preferred Stock Purchase
                           Agreement, dated July 21, 1993.

10.2  (1)                  Series B Preferred Stock Purchase Agreement, dated
                           March 11, 1994.

10.3  (1)                  Series C Preferred Stock Purchase Agreement, dated
                           December 22, 1994.

10.4  (1)                  Series D Preferred Stock Purchase Agreement, dated
                           February 15, 1995.

10.5  (2)#                 Amended 1994 Incentive Stock Plan.

10.5(a)  (7)#              Amendment No. 3 to the 1994 Incentive Stock Plan
                           dated May 9, 1997.

10.6  (1)#                 1995 Employee Stock Purchase Plan.

10.7  (1)#                 1995 Director Option Plan.

10.8  (1)+                 Library Collection Agreement, dated as of October 1,
                           1995, between Pharmacopeia and Novartis Corporation.

10.9  (1)+                 Research, License, and Royalty Agreement, dated as of
                           February 15, 1995, between Pharmacopeia and Berlex
                           Laboratories, Inc.

10.9(a)  (7)+              Amendment No. 1 to Research, License and Royalty
                           Agreement between the Company and Berlex
                           Laboratories, Inc. dated November 27, 1996.

10.9(b)  (7)+              Amendment No. 2 to Research, License and Royalty
                           Agreement between the Company and Berlex
                           Laboratories, Inc. dated June 30, 1997.

10.9(c)  (9)+              Amendment No.3 to Research, License and Royalty
                           Agreement between the Company and Berlex
                           Laboratories, Inc. dated November 21, 1997.

10.10  (1)+                License Agreement, dated as of October 6, 1995, among
                           Pharmacopeia, the Trustees of Columbia University in the City of New York and Cold Spring Harbor
                           Laboratory.

10.11  (1)+                Collaboration Agreement, dated as of December 22,
                           1994, between Pharmacopeia and Schering Corporation and Schering-Plough, Ltd.

10.11(b)  (7)+             Amendment No. 2 to Collaboration Agreement and Random
                           Library Agreement between the Company and Schering
                           Corporation and Schering-Plough, Ltd. dated as of April 22, 1996.

10.11(c)  (7)+             Amendment No. 3 to Collaboration Agreement and Random
                           Library Agreement between the Company and Schering
                           Corporation and Schering-Plough, Ltd. dated as of April 21, 1997.

10.12  (1)+                Random Library Agreement, dated as of December 22,
                           1994, between Pharmacopeia and Schering Corporation and Schering-Plough, Ltd.

10.13  (1)                 Lease Agreement between Pharmacopeia and Eastpark at
                           8A.

10.13(a)  (2)              Amendment dated as of January 22, 1996 to Lease
                           Agreement between Pharmacopeia and Eastpark at 8A.

10.13(b)  (4)              Third Amendment to Lease Agreement dated March 31,
                           1996 between Pharmacopeia and Eastpark at 8A.

10.14  (1)                 Sublease, dated as of December 7, 1994, between
                           Pharmacopeia and Enichem Americas, Inc.

10.15  (1)                 Lease, dated as of May 2, 1994, between Pharmacopeia
                           and College Road Associates Limited, as amended.

10.15(a)  (2)              Lease dated as of December 1, 1995 between
                           Pharmacopeia and College Road Associates, as amended.

10.15(b)  (4)              Third Execution and Modification of lease dated June
                           7, 1996, between Pharmacopeia and College Road
                           Associates Limited.

10.17  (1)#                Employment Agreement, dated October 4, 1994, between
                           the Company and Lewis J. Shuster.

10.18  (9)#                Employment Agreement effective November 1, 1997
                           between the Company and Joseph A. Mollica, Ph.D.

10.19  (12)#               Employment Agreement, dated January 30, 1998, between
                           the Company and Richard Walsh

10.20  (1)#                Employment Agreement, dated June 3, 1993, between the
                           Company and John J. Baldwin, Ph.D.

10.21  (1)#                Employment Agreement, dated December 2, 1993, between
                           the Company and Nolan H. Sigal, M.D., Ph.D.

10.22  (1)#                Consulting Agreement, dated April 30, 1993, between
                           the Company and W. Clark Still, Ph.D.

10.23  (1)                 Warrant to purchase Common Stock issued to Columbia
                           University.

10.24  (1)                 Warrant to purchase Common Stock issued to Cold
                           Spring Harbor Laboratory.

10.25  (2)+                Collaboration Agreement effective as of December 31,
                           1995 between Pharmacopeia and Bayer.

10.26  (2)+                Random Library Agreement effective as of December 31,
                           1995 between Pharmacopeia and Bayer.

10.27  (11)#               Employment Agreement effective November 30, 1995
                           between Molecular Simulations Incorporated and
                           Michael J. Savage.

10.27(a) (12)#             Amendment No. 1 to Employment Agreement between
                           Molecular Simulations Incorporated and Michael J.
                           Savage dated as of October 1, 1997.

10.28  (11)#               Employment Agreement effective November 30, 1995
                           between Molecular Simulations Incorporated and Saiid
                           Zarrabian.

10.28(a) (12)#             Amendment No. 1 to Employment Agreement between
                           Molecular Simulations Incorporated and Saiid
                           Zarrabian dated as of October 1, 1997.

10.30  (3)+                Collaborative Agreement dated as of March 29, 1996
                           with Daiichi Pharmaceutical Co., Ltd.

10.30(a)  (7)+             Amendment No. 1 to Collaboration Agreement between
                           the Company and Daiichi Pharmaceutical Co., Ltd.
                           dated April 14, 1997.

10.31  (4)+                Research Agreement, between Pharmacopeia, Inc. and
                           N.V. Organon dated May 31, 1996.

10.32  (5)#                Employment Agreement, dated June 20, 1996, between
                           the Company and Stephen A. Spearman, Ph.D.

10.33  (5)                 Lease Agreement, dated June 21, 1996, between
                           Pharmacopeia and South Brunswick Rental I, Ltd.

10.34  (10)+               Collaboration and License Agreement between
                           Pharmacopeia, Inc. and Bristol-Myers Squibb Company dated November 26, 1997.

10.35  (12)+               Joint Venture Agreement dated February 14, 1992
                           between Polygen Corporation and Teijin Limited.

10.36  (12)                Amendment No. 1 to Joint Venture Agreement dated
                           March 30, 1998 between Teijin Limited and Molecular
                           Simulations Incorporated.

10.37  (12)+               Distributorship Agreement dated April 1, 1992 between
                           Polygen Corporation and Teijin Molecular Simulations
                           Incorporated

10.38  (12)                Amendment to Distributorship Agreement dated October
                           17, 1994 between Molecular Simulations Incorporated and Teijin Molecular Simulations Incorporated.

10.39  (12)+               Amendment No. 2 to Distributorship Agreement dated
                           September 30, 1996 between Molecular Simulations
                           Incorporated and Teijin Molecular Simulations
                           Incorporated.

10.40  (13)+               Amended and Restated Distributorship Agreement, dated
                           March 1, 1998, between Molecular Simulations
                           Incorporated and Teijin Molecular Simulations
                           Incorporated.

10.41  (13)                Indemnity Agreement, dated March 1, 1998, between
                           Molecular Simulations Incorporated and Teijin
                           Molecular Simulations Incorporated.

10.42  (13)                Lease Agreement, dated February 26, 1987, as amended,
                           between Sorrento Tech Limited and Biosym
                           Technologies, Inc.

10.43  (14)+               Collaboration and License Agreement, dated as of
                           October 29, 1998, between Pharmacopeia, Inc. and
                           Schering-Plough Ltd.

10.44  (14)+               Collaboration and License Agreement, dated as of
                           October 29, 1998, between Pharmacopeia, Inc. and
                           Schering Corporation.

10.45  (14)                Guarantee, dated as of October 29, 1998, between
                           Pharmacopeia, Inc. and Schering-Plough Corporation.

10.46  (14)#               Employment Agreement, dated December 17, 1998,
                           between the Company and Lewis Shuster

10.47  (14)                Lease dated November 12, 1998 between Molecular
                           Simulations Inc. and San Diego Tech Center, LLC

10.48  (14)#               Indemnity Agreement dated July 21, 1997 between
                           Molecular Simulations Inc. and C. Peter W. Booth

10.49  (15)                Lease Agreement, dated May 1, 1999, between
                           Pharmacopeia and South Brunswick Rental I, LTD.

10.50* Amendment No. 1, effective April 15, 1999, to Collaboration and License Agreements, dated as of October 29, 1998, between Pharmacopeia, Inc., Schering-Plough Ltd. and Schering Corporation.

10.51++* Amendment No. 2, effective October 1, 1999, to Collaboration and License Agreements, dated as of October 29, 1998, between Pharmacopeia, Inc., Schering-Plough Ltd. and Schering Corporation.

11.1  (1)                  Statement re Computation of Per Share Earnings.

21.1*                      Subsidiaries of Pharmacopeia, Inc.

23.1*                      Consent of Ernst & Young LLP.

24.1*                      Powers of Attorney (See signature page)

27.1*                      Financial Data Schedule

27.2  (13)                 Restated Financial Data Schedule as of June 30, 1997

(1) Incorporated by reference to the same numbered exhibit filed with the Company's Registration Statement on Form S-1 No. 33-93460.

(2) Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K for the year ended December 31, 1995.

(3) Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended March 31, 1996.

(4) Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended June 30, 1996.

(5) Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended September 30, 1996.

(6) Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K for the year ended December 31, 1996.

(7) Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended June 30, 1997.

(8) Incorporated by reference to the same numbered exhibit filed with the Company's form 10-Q for the quarter ended September 30, 1997.

(9) Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K for the year ended December 31, 1997.

(10) Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K/A-2 for the year ended December 31, 1997.

(11) Incorporated by reference to Exhibit 10.15 and 10.16 to Molecular Simulations Incorporated's Registration Statement on Form S-1 (Registration No. 333-21427) listed on February 10, 1997.

(12) Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended June 30, 1998.

(13) Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended September 30, 1998.

(14) Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K for the year ended December 31, 1998.

(15) Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-Q for the quarter ended June 30, 1999.

+   Confidential treatment granted.
++  Confidential treatment requested.
#   Represents a management contract or compensatory plan or arrangement.
*   Filed herewith.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K required to be filed for the quarter ended December 31, 1999.

(c)  Exhibits

     See Item 14 (a)(3) above.

(d)  Financial Statement Schedule

     See Item 14(a)(2) above.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PHARMACOPEIA, INC.


                               By:  /s/ Bruce C. Myers
                                  -----------------
                                   Bruce C. Myers
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                               Date:  March 30, 2000


                     [Rest of Page intentionally left blank]

                                POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bruce C. Myers and Joseph A. Mollica, Ph.D., jointly and severally, as his or her attorney-in-fact, each with full power of substitution, for him or her, in any and all capacities, to sign each amendment to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURES                            TITLE                               DATE


/s/ Joseph A. Mollica, Ph.D.          Chairman of the Board, President    March 30, 2000
------------------------------------  and Chief Executive Officer
Joseph A. Mollica, Ph.D.              (Principal Executive Officer)

/s/ Bruce C. Myers                    Senior Vice President and Chief     March 30, 2000
------------------------------------  Financial Officer (Principal
Bruce C. Myers                        Financial and Accounting Officer)

/s/ Frank Baldino, Jr.                Director                            March 30, 2000
------------------------------------
Frank Baldino, Jr.

/s/ Paul A. Bartlett, Ph.D.           Director                            March 30, 2000
------------------------------------
Paul A. Bartlett, Ph.D.

                                      Director                            March 30, 2000
------------------------------------
C. Peter W. Booth

/s/ Gary E. Costley, Ph.D.            Director                            March 30, 2000
------------------------------------
Gary E. Costley, Ph.D.

                                      Director                            March 30, 2000
------------------------------------
Edith W. Martin, Ph.D.

/s/ James J. Marino                   Director                            March 30, 2000
------------------------------------
James J. Marino

/s/ Charles A. Sanders, M.D.          Director                            March 30, 2000
------------------------------------
Charles A. Sanders, M.D.
