Form 10-K405/A
period 1999-12-31
PHARMACOPEIA INC
filed 2000-04-05
CIK 1002388

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A-1

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


                                                         ERNST  & YOUNG LLP



San Diego, California
January 28, 2000, except for Note 9,
as to which the date
is March 8, 2000

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Molecular Simulations Incorporated:

We have audited the consolidated statements of income, stockholders' equity and cash flows of Molecular Simulations Incorporated (a Delaware corporation) and subsidiaries for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Molecular Simulations Incorporated and subsidiaries and their cash flows for the years ended December 31, 1997, in conformity with generally accepted accounting principles.

                                       /s/ Arthur Andersen LLP

                                       ARTHUR ANDERSEN LLP

San Diego, California
February 4, 1998

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

                               PHARMACOPEIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                          YEAR ENDED DECEMBER 31,
                                                                                  1999             1998              1997
                                                                             ----------------- ---------------  ----------------
      CASH FLOWS FROM OPERATING ACTIVITIES
           Net income (loss)                                                       $  3,771       $ (10,163)         $ (1,728)
           Adjustments to reconcile net loss to net cash used in operations
              Depreciation                                                            5,431           4,110             3,599
              Amortization                                                            2,237           1,881             2,162
              Contribution of stock to 401(k) members                                   834             260               216
              Changes in assets and liabilities:
                   Accounts receivable                                               (3,529)         (3,015)           (3,246)
                   Prepaid and other current assets                                     (13)         (1,435)             (258)
                   Other assets                                                        (324)            708               353
                   Accounts payable                                                  (1,679)            926             1,856
                   Accrued liabilities                                               (3,018)          3,309             3,316
                   Deferred revenue                                                    (915)         (7,508)             (314)
                   Other                                                               (236)            227                37
                                                                             ----------------- ---------------  ----------------
                        Net cash provided by (used in) operating activities           2,559         (10,700)            5,993
      CASH FLOWS FROM INVESTING ACTIVATES
          Capital expenditures                                                       (3,093)         (5,283)            7,549)
          Purchases of marketable securities                                        (66,513)        (62,987)          (90,373)
          Proceeds from sales of marketable securities                               58,746          91,783            81,765
          Effect of MSI KK consolidation                                                  -          (1,113)                -
          Acquisition of distribution rights and joint venture interest             (10,566)              -                 -
          Increase in capitalized software development costs                         (1,730)         (1,322)           (1,923)
                                                                             ----------------- ---------------  ----------------
                       Net cash provided by (used in) investing activities          (23,156)         21,078           (18,080)

      CASH FLOWS FROM FINANCING ACTIVATES
           Proceeds from issuance of common stock                                     2,529             799             7,261
           Principal payments on notes payable                                       (1,311)         (1,774)           (1,506)
                                                                             ----------------- ---------------  ----------------
                      Net cash provided by (used in) financing activities             1,218            (975)            5,755
      Exchange rate effect on cash and equivalents                                     (327)            725              (627)
                                                                             ----------------- ---------------  ----------------
      Net increase (decrease) in cash and equivalents                               (19,706)         10,128            (6,959)
      Effect of cash from MSI KK purchase transaction                                     -           2,126                 -
      Cash and equivalents, beginning of period                                      36,863          24,609            31,568
                                                                             ================= ===============  ================
      Cash and equivalents, end of period                                          $ 17,157       $  36,863          $ 24,609
                                                                             ================= ===============  ================
      SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
      Cash paid during the period for:
           Interest                                                                $     81       $     333          $    379
                                                                             ================= ===============  ================
           Income taxes                                                            $    395       $   1,277          $  1,555
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
                           Pharmacopeia, Inc. and Schering-Plough Corporation.

10.46  (14)#               Employment Agreement, dated December 17, 1998,
                           between the Company and Lewis Shuster

10.47  (14)                Lease dated November 12, 1998 between Molecular
                           Simulations Inc. and San Diego Tech Center, LLC

10.48  (14)#               Indemnity Agreement dated July 21, 1997 between
                           Molecular Simulations Inc. and C. Peter W. Booth

10.49  (15)                Lease Agreement, dated May 1, 1999, between
                           Pharmacopeia and South Brunswick Rental I, LTD.

10.50  (16)                Amendment No. 1, effective April 15, 1999, to
                           Collaboration and License Agreements, dated as of October 29, 1998, between Pharmacopeia, Inc.,
                           Schering-Plough Ltd. and Schering Corporation.

10.51  (16)++              Amendment No. 2, effective October 1, 1999, to
                           Collaboration and License Agreements, dated as of October 29, 1998, between Pharmacopeia, Inc.,
                           Schering-Plough Ltd. and Schering Corporation.

11.1   (1)                 Statement re Computation of Per Share Earnings.

21.1   (16)                Subsidiaries of Pharmacopeia, Inc.

23.1*                      Consent of Ernst & Young LLP.

23.2*                      Consent of Arthur Andersen LLP.

24.1   (16)                Powers of Attorney (See signature page)

27.1   (16)                Financial Data Schedule

27.2   (13)                Restated Financial Data Schedule as of June 30, 1997

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

(16) Incorporated by reference to the same numbered exhibit filed with the Company's Form 10-K for the year ended December 31, 1999.

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

                               Date:  April 5, 2000


                     [Rest of Page intentionally left blank]

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURES                            TITLE                               DATE


/s/ Joseph A. Mollica, Ph.D.          Chairman of the Board, President    April 5, 2000
------------------------------------  and Chief Executive Officer
Joseph A. Mollica, Ph.D.              (Principal Executive Officer)

/s/ Bruce C. Myers                    Senior Vice President and Chief     April 5, 2000
------------------------------------  Financial Officer (Principal
Bruce C. Myers                        Financial and Accounting Officer)

*                                     Director                            April 5, 2000
------------------------------------
Frank Baldino, Jr.

*                                     Director                            April 5, 2000
------------------------------------
Paul A. Bartlett, Ph.D.

                                      Director                            April 5, 2000
------------------------------------
C. Peter W. Booth

*                                     Director                            April 5, 2000
------------------------------------
Gary E. Costley, Ph.D.

                                      Director                            April 5, 2000
------------------------------------
Edith W. Martin, Ph.D.

*                                     Director                            April 5, 2000
------------------------------------
James J. Marino

*                                     Director                            April 5, 2000
------------------------------------
Charles A. Sanders, M.D.



* Joseph A. Mollica, pursuant to a Power of Attorney executed by each of the directors and officers noted above and included in the Signature page of the Form 10-K of the Registrant, by signing his name hereto, does hereby sign and execute this Report on behalf of each of the persons noted above in the capacities indicated, and does hereby sign and execute this Report on his own behalf, in the capacities indicated.

/s/ Joseph A. Mollica, Ph.D.
------------------------------------
 Joseph A. Mollica, Ph.D.