Form 10-Q
period 2000-03-31
PHARMACOPEIA INC
filed 2000-05-15
CIK 1002388

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                         Commission File Number: 0-27118

                               PHARMACOPEIA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                 33-0557266
-------------------------------             -------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

CN 5350, Princeton, New Jersey                              08543-5350
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip code)

                                 (609) 452-3600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes X No
                                                  --  --
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              CLASS                        OUTSTANDING AT MAY 5, 2000
-----------------------------------     ---------------------------------
 Common Stock, $.0001 par value                    22,968,477

                       PHARMACOPEIA, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

ITEM                                                                                                             PAGE
----                                                                                                             ----

PART I.  FINANCIAL INFORMATION

Item 1.           Consolidated Unaudited Financial Statements:

                  Balance Sheets - March 31, 2000 and December 31, 1999                                                3

                  Statements of Operations - Three Months Ended March 31, 2000 and
                  1999                                                                                                 4

                  Statements of Cash Flows - Three Months Ended March 31, 2000 and 1999                                5

                  Notes to Consolidated Unaudited Financial Statements                                                 6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                                8

Item 3.            Quantitative and Qualitative Disclosures about Market Risk                                         12

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings                                                                                   13

Item 2.           Changes in Securities and Use of Proceeds                                                           13

Item 3.           Defaults upon Senior Securities                                                                     13

Item 4.           Submission of Matters to a Vote of Security Holders                                                 13

Item 5.           Other Information                                                                                   13

Item 6.  Exhibits and Reports on Form 8-K                                                                             13

Signature                                                                                                             14

Exhibits                                                                                                              15

PART I                        FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PHARMACOPEIA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                         MARCH 31,           DECEMBER 31,
                                                           2000                 1999
                                                       -----------          -------------
ASSETS                                                 (UNAUDITED)
Current assets:
   Cash and cash equivalents                               $  39,738         $  17,157
   Marketable securities                                     137,178            51,875
   Trade receivables, net of allowance for doubtful
        accounts of $576 and $624, respectively               11,701            26,836
   Prepaid expenses and other current assets                   5,797             5,251
                                                        ------------        -----------
      Total current assets                                   194,414           101,119

Property and equipment - net                                  11,266            11,362
Capitalized software - net                                     6,243             3,353
Goodwill and other intangibles - net                          24,554             9,071
Other assets                                                   1,328             1,354
                                                        ------------        -----------
         Total assets                                      $ 237,805         $ 126,259
                                                        ------------        -----------
                                                        ------------        -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                        $   2,689         $   3,479
   Accrued liabilities                                        15,336            18,409
   Deferred revenue, current portion                          20,244            20,212
   Notes payable, current portion                                166               292
                                                        ------------        -----------
      Total current liabilities                               38,435            42,392

Notes payable, long-term portion                                 225                 -
Other long-term liabilities                                       64                69
Deferred revenue, long-term                                    4,645             5,052
Commitments and Contingencies

Stockholders' equity:

   Capital stock                                                   2                 1
   Additional paid-in capital                                270,425           148,862
   Accumulated deficit                                       (74,846)          (69,049)
   Accumulated comprehensive loss                             (1,145)           (1,068)
                                                        ------------        -----------
      Total stockholders' equity                             194,436            78,746
                                                        ------------        -----------
         Total liabilities and stockholders' equity        $ 237,805         $ 126,259
                                                        ------------        -----------
                                                        ------------        -----------


         See accompanying notes to these unaudited financial statements.

                       PHARMACOPEIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              2000               1999
                                                         -------------      -------------
Revenue:

   Drug discovery services                                  $ 10,630         $  9,076
   Software license, service and other                        12,256           12,423
   Hardware                                                      964            1,794
                                                            --------         --------
      Total revenue                                           23,850           23,293

 Cost of revenue:

   Drug discovery services                                     5,876            5,837
   Software license, service  and other                        1,870            1,837
   Hardware                                                      918            1,477
                                                            --------         --------
      Total cost of revenue                                    8,664            9,151

 Gross Margin                                                 15,186           14,142

 Operating costs and expenses:

    Research and development                                   5,690            6,697
    Sales, general and administrative                          9,253            8,950
    Amortization of goodwill                                     327                -
    Write-off of in-process research and development           6,400                -
                                                            --------         --------
      Total operating costs and expenses                      21,670           15,647
                                                            --------         --------
 Operating loss                                               (6,484)          (1,505)
 Interest and other income, net                                  812              979
                                                            --------         --------
 Loss before provision for income taxes                       (5,672)            (526)
 Provision for income taxes                                      125               40
                                                            --------         --------
 Net loss                                                   $ (5,797)        $   (566)
                                                            ========         ========

 Net loss per share - Basic                                 $  (0.27)        $  (0.03)
                                                            ========         ========
 Net loss per share - Diluted                               $  (0.27)        $  (0.03)
                                                            ========         ========

 Weighted average number of common stock
      outstanding - Basic                                     21,106           19,275
 Weighted average number of common stock
     outstanding - Diluted                                    21,106           19,275




         See accompanying notes to these unaudited financial statements.

                       PHARMACOPEIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, DOLLARS IN THOUSANDS)

                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                             2000                 1999
                                                                        --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                 $  (5,797)        $    (566)
    Adjustments to reconcile net loss to net cash
     used in operations

       Depreciation                                                              1,305             1,383
       Amortization                                                                931               494
       Contribution of stock to 401 (k) members                                    252               241
       Write-off of in-process research and development                          6,400                 -
       Changes in assets and liabilities:

             Accounts receivable                                                15,359             8,112
             Prepaid and other current assets                                     (799)           (1,478)
             Accounts payable                                                     (918)           (1,771)
             Accrued liabilities                                                (3,643)           (5,966)
             Deferred revenue                                                     (938)              129
             Other                                                                 (48)             (990)
                                                                             ---------         ---------
                  Net cash provided by (used in) operating activities           12,104              (412)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                          (572)             (907)
    Purchases of marketable securities                                        (112,382)           (8,377)
    Proceeds form sales of marketable securities                                26,929             6,019
    Acquisition of Synopsys, net of cash acquired                              (23,169)                -
    Acquisition of distribution rights and joint venture interest                    -           (10,037)
    Increase in capitalized software development costs                            (360)             (353)
                                                                             ---------         ---------
                 Net cash used in investing activities                        (109,554)          (13,655)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                    120,113               742
     Principal payments on notes payable                                          (117)             (700)
     Principal payments under capital lease obligations                            (38)             (188)
                                                                             ---------         ---------
                Net cash provided by (used in) financing activities            119,958              (146)
Exchange rate effect on cash and equivalents                                        73              (136)
                                                                             ---------         ---------
Net increase (decrease) in cash and equivalents                                 22,581           (14,349)
Cash and equivalents, beginning of period                                       17,157            36,863
                                                                             ---------         ---------
Cash and equivalents, end of period                                          $  39,738         $  22,514
                                                                             =========         =========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                                $       8         $     167
                                                                             =========         =========
     Income taxes                                                            $     212         $      26
                                                                             =========         =========


See accompanying notes to these unaudited financial statements.

                       PHARMACOPEIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE (1) - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included.

Interim results are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended.

NOTE (2) - SEGMENT INFORMATION

The Company operates in two business segments: drug discovery services and software (which includes software licenses, maintenance, hardware and other). Summarized information concerning industry segment operations for the three month periods ended March 31, 2000 and 1999, and for industry segment assets as of March 31, 2000 and December 31, 1999, is presented below.


                                                     THREE MONTHS ENDED
                                                       MARCH 31, 2000
                                         --------------------------------------------
                                                           Drug
                                                         Discovery
                                           Software       Services          Total
                                         ------------  --------------  --------------
Revenue:
Drug discovery services                   $        -   $      10,630    $     10,630
Software licenses, service and other          12,256               -          12,256
Hardware                                         964               -             964
                                         ============  ==============  ==============
  Total revenue                              $13,220   $      10,630    $     23,850
                                         ============  ==============  ==============
Operating income (loss)                   $   (7,162)  $         678    $     (6,484)
                                         ============  ==============  ==============
Total assets - March 31, 2000             $   64,903   $     172,902        $237,805
                                         ============  ==============  ==============

                                                     THREE MONTHS ENDED
                                                       MARCH 31, 1999
                                         --------------------------------------------
                                                           Drug
                                                         Discovery
                                           Software       Services          Total
                                         ------------  --------------  --------------
Revenue:

Drug discovery services                   $        -           9,076    $      9,076
Software licenses, service and other          12,423               -          12,423
Hardware                                       1,794               -           1,794
                                         ============  ==============  ==============
  Total revenue                           $   14,217     $     9,076    $     23,293
                                         ============  ==============  ==============

Operating income (loss)                   $      504     $    (2,009)   $     (1,505)
                                         ============  ==============  ==============

Total assets - December 31, 1999          $   59,985     $    66,274     $   126,259
                                         ============  ==============  ==============

NOTE (3) - ACQUISITION OF SYNOPSYS

On February 29, 2000, the Company acquired Synopsys Scientific Systems, Ltd. ("Synopsys"), a U.K.- based company providing chemical database software, chemical data content and system integration services to the pharmaceutical, biotechnology and chemical industries. The Company paid $25.6 million for Synopsys, consisting of $23.7 million cash, $.7 million transaction costs, and 19,142 shares of the Company's common stock valued at $1.2 million. The common stock issued in this transaction was unregistered and was valued at $62.62 per share (representing an 8% discount to its traded market value at the time the transaction closed).

The acquisition has been accounted for by the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values. The Company recorded a first quarter 2000 charge of $6.4 million related to the write-off of the portion of the purchase price that was allocated to in-process research and development. The remainder of the purchase price was allocated $0.3 million to net tangible assets (including cash acquired of $.5 million), $3.0 million to developed software, $3.4 million to customer lists and other identified intangible assets, and $12.5 million to goodwill. The developed software, customer lists and other identified intangible assets are being amortized over three years, and the goodwill is being amortized over five years.

The operating results of Synopsys have been included in the Company's results of operations since the acquisition date. The unaudited pro forma results of operations required to be disclosed by Accounting Principles Board Opinion No. 16 (assuming that Synopsys had been acquired at the beginning of 1999) are not presently available. Management expects to provide the information in the Company's next Form 10-Q filing. The primary effect on the Company's historical operating results for the three months ended March 31, 2000 and 1999 would be the amortization expense from the acquired intangibles of $.8 million in 2000 and $1.2 million in 1999 and the lost interest income on the net cash used in the acquisition of $155 thousand in 2000 and $232 thousand in 1999.

NOTE (4) - PRIVATE PLACEMENT

On March 8, 2000, the Company completed the sale of 1,860,000 shares of its common stock to selected institutional investors for net proceeds of approximately $110 million. The shares were sold at $63.00 per share (which equaled their market value on the date of the transaction less an 8% discount because the shares issued were unregistered).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of Pharmacopeia Inc. ("Pharmacopeia" or the "Company") should be read in conjunction with the Unaudited Financial Statements and related notes included elsewhere in this Form 10-Q, and also in conjunction with the Consolidated Financial Statements and related notes included in the Company's Form 10-K for the year ended December 31, 1999. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or expressions. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

The Company's registration statement on Form S-3 (Reg. No. 333-34478) and most recent Form 10-K describe certain risk factors and uncertainties that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements in this Form 10-Q. These risk factors and uncertainties should be considered in connection with any investment in the Company's common stock. These uncertainties include the acceptance by potential customers of combinatorial chemistry and analysis of compounds provided by the Company as an effective tool in drug discovery, the ability of the Company to establish additional collaborative or licensing arrangements on terms favorable to the Company, the expertise of third parties in developing and commercializing products based on library compounds produced and lead compounds discovered by the Company, and the ability of the Software Segment to achieve increased market acceptance and penetration.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Total revenue grew 2% to $23.8 million in the first quarter of 2000 compared to $23.3 million in the first quarter of 1999.

Drug discovery services revenue increased 17% to $10.6 million in the quarter ended March 31, 2000 compared to $9.1 million in the first quarter of 1999. This increase was attributable to a February 2000 exclusive out-license of certain high-throughput screening technology originally developed by the Company for its internal use and which is now expected to be commercialized by the co-licensees. The Company will be owed future royalties, including minimum future royalties, for any products sold by the licensees that use the technology developed by the Company. Absent the first quarter technology out-license fees described above, drug discovery services revenue decreased primarily because of a decrease in collaborative, lead optimization work and library outlicensing revenue. This decrease resulted from the expiration of certain lead optimization and library outlicensing contracts in the second quarter of 1999. Since that time, the Company's strategy has been to replace this work primarily with high-throughput screening based

Lead Discovery Service (LDS) work, but this transition is not yet complete.

Total revenue (including software license, service, and other revenue and hardware revenue) generated from the Software Segment decreased 7% to $13.2 million in the first quarter of 2000 compared to $14.2 million in the comparable quarter of 1999. This Software Segment revenue decline was primarily due to a decline in hardware revenue, which is generated from the resale of computers at low margins. Hardware revenue decreased 46% to $1.0 million in the first quarter compared to $1.8 million in the prior year quarter primarily because of a reorganization in the distribution channel of the Company's sole supplier of hardware for resale.

Software license, service and other revenue decreased 1% to $12.3 million in the 2000 first quarter compared to $12.4 million in the 1999 first quarter. This slight decline consisted of a 17% increase in Asia territory revenues resulting primarily from the 1999 reorganization of the Company's distribution channel in Japan, offset by a 5% decline in software license, service and other revenue in the combined Europe and US regions.

Management believes that the 5% decline in software license, service and other revenue in the combined Europe and US regions resulted from several factors. First and foremost, the first quarter is typically a slow period as it follows the Company's historically strong fourth quarter in which the Company's customers' spending cycle tends to drain the pipeline of revenue opportunities. As a result, the first quarter historically involves, and the 2000 first quarter did involve, a substantial effort toward refilling this opportunity pipeline. Also, software sales efforts in the first quarter of 2000 may have been slightly disrupted by the learning curve associated with the Company's new lines of cheminformatics and Material Studio software products. Lastly, the factors described above that tended to temper the first quarter software license, service and other revenue were somewhat offset by one month of revenues ($.5 million) generated from the February 29, 2000 acquisition of Synopsys.

Compared to the 1% decline in total software license, service and other revenue in the 2000 first quarter, in the 1999 first quarter the decline was 5% compared to the 1998 first quarter. However, by year-end 1999, software license, service and other revenues had increased by 12% year over year. Management expects that this trend of low or declining first quarter software revenue growth rates, followed by increased growth rates throughout the remainder of the year, will continue in future periods.

Gross margin generated from the Drug Discovery Services Segment increased 47% to $4.8 million (45% of related sales) in the first quarter of 2000 compared to $3.2 million (36% of related sales) in the comparable quarter of 1999. This improvement resulted from the first quarter technology license fee described above, which fee carried no related first quarter cost of sales.

Gross margin generated from the Software Segment decreased 4% to $10.4 million (79% of related sales) in the 2000 first quarter compared to $10.9 million (77% of related sales) in the 1999 first quarter. The decrease in the amount of gross margin resulted from the decrease in Software Segment revenue. The slight increase in gross margin as a percentage of related sales resulted from the change in mix of sales which led to a higher proportion of software license, service and other sales relative to hardware sales.

Research and development expenses declined 15% to $5.7 million in the first quarter of 2000 compared to $6.7 million in the first quarter of 1999. Research and development costs include costs associated with internal drug discovery programs, software development, ultra high-throughput screening and informatics. The decline in research and development expenses is attributable to the reduction of internally funded drug development activities.

Within its Drug Discovery Services segment, the Company began to decrease its internally funded drug discovery efforts in 1999, and the Company intends to focus primarily on externally funded Drug Discovery Services in 2000. However, future research and development expenses may increase in total, even as internally funded drug discovery activities decrease, as the Company may further expand its software, ultra high-throughput screening, compound design and development, informatics and other development endeavors.

Sales, general and administrative expenses increased by 3% to $9.3 million (39% of total revenue) in the 2000 first quarter compared to $8.9 million (38% of total revenue) in the 1999 first quarter. The quarter to quarter increase of $.4 million is primarily attributable to annual increases in employee compensation levels.

On February 29, 2000 the Company acquired Synopsys as more fully described in the Notes to Financial Statements included elsewhere herein. As a result of this acquisition the Company recorded a first quarter 2000 charge of $6.4 million related to the write-off of the portion of the Synopsys purchase price that was allocated to in-process research and development. In addition, the first quarter 2000 results include amortization of goodwill related to this and other acquisitions of $0.3 million. Also included in cost of sales and in sales, general and administrative expenses are $0.1 million and $0.1 million, respectively, of amortization related to the Synopsys acquisition. Total acquisition related charges were $6.9 million in the first quarter of 2000 and zero in the first quarter of 1999.

The Company recorded interest and other income of $0.8 million and $1.0 million for the first quarters of 2000 and 1999, respectively. This decrease resulted primarily from foreign exchange losses in 2000, primarily in Japan.

The Company recorded an income tax provision of $125 thousand for the first quarter of 2000 and $40 thousand for the first quarter of 1999. The 2000 and 1999 tax provisions are primarily due to foreign taxable income generated from the software segment. These provisions differ from the Federal tax rate primarily because of the effect of permanent book-tax differences, net operating loss carryforwards, and net operating loss carrybacks.

As a result of the increased revenue, the increased gross margins, the decreased research and development costs, the increased acquisition related charges, and the other matters described above, the Company generated a net loss of $5.8 million ($0.27 per diluted share) in the current quarter compared to $0.6 million ($0.03 per diluted share) in the comparable prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its activities to date primarily through the sale of equity securities, drug discovery services, software licenses, software maintenance services and hardware. As of March 31, 2000, the Company had working capital of $156.0 million compared to $58.7 million as of December 31, 1999. The majority of this $97.3 million increase in working capital was generated from the $110 million private placement described more fully in the Notes to Financial Statements included elsewhere herein, and from $10.0 million received upon the exercise of stock options, offset by the $23.2 million of net cash paid for the acquisition of Synopsys which is also described more fully in the Notes to Financial Statements included elsewhere herein.

As of March 31, 2000, the Company's cash, cash equivalents and marketable securities totaled $176.9 million, which are invested in U.S. Treasury and government agency obligations, investment grade commercial paper and other short-term money market instruments. This represents an increase of $107.9 million from the 1999 year end level of $69.0 million. This increase was primarily the result of the factors contributing to the $97.3 million increase in working capital described above, plus a $15.4 million reduction in accounts receivable, offset by a $4.6 million decrease in accounts payable and accrued liabilities.

As of March 31, 2000, the Company had outstanding commitments for equipment purchases totaling $0.5 million. The Company anticipates that its capital requirements may increase in future periods as the Company expands its research and development activities, expands its facilities, and acquires additional equipment. However, as the Company curtails its internally funded drug discovery activities, these increases may be temporarily offset or delayed by the Company's redeployment of laboratory equipment and facilities from internal drug discovery work to collaborative work, if and when needed for such collaborative work. The Company's capital requirements may also increase in future periods as the Company seeks to expand its technology platform through investments, licensing arrangements, technology alliances or acquisitions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's international operations are subject to risks inherent with exchange rate fluctuations. In the first quarter of 2000, approximately 32% of the Company's consolidated revenue was derived from customers outside the United States. Approximately 20% of the Company's revenue was derived from customers in Europe and approximately 12% was derived from customers in the Asia/Pacific region for the same period. The Company's exchange rate risk is greatest for dollar/euro and dollar/yen fluctuations. The Company's direct international sales generally are denominated in local currencies. Fluctuations in the value of currencies in which the Company conducts business relative to the United States dollar result in currency transaction gains and losses. When deemed appropriate, the Company engages in exchange rate-hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations. At March 31, 2000, the Company had no material hedging transactions in effect.

The Company does not use derivative financial instruments in its operations or investment portfolio. However, the Company regularly invests excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments as of March 31, 2000.

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

ITEM 2.           Changes in Securities and Use of Proceeds

                  On March 8, 2000, the Company completed the sale of 1,860,000 shares of its Common Stock, $.0001 par value per share, to selected institutional investors for net proceeds of approximately $110 million. The shares were sold at their fair value on the date of the transaction for $63 per share. The Company relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") for exemption from the registration requirements of the Securities Act.

                  Deutsche Banc Alex Brown acted as placement agent for the sale. Aggregate commissions of $7,070,800 were paid and were divided among Deutsche Banc Alex Brown, Cowen & Co., ING Barings, Punk Zeigel & Company, L.P., Janney Montgomery Scott LLC and Legg Mason Inc.

ITEM 3.           Defaults upon Senior Securities - None

ITEM 4.           Submission of Matters to a Vote of Security Holders - None

ITEM 5.           Other Information - None

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits - See Exhibit Index on Page 15

                  (b) Reports on Form 8-K

                           (i) Current report on Form 8-K dated March 9, 2000
                               reported under Item 5 relating to the completion of the acquisition of Synopsys Scientific Systems, Ltd. by the Company.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PHARMACOPEIA, INC.

                                       By:  /s/ BRUCE C. MYERS
                                            ----------------------------------
                                            Bruce C. Myers
                                            Executive Vice President and
                                            Chief Financial Officer

                                            (Duly Authorized Officer and Chief
                                            Accounting Officer)

                                            Date:  May 15, 2000

                               PHARMACOPEIA, INC.

                                INDEX TO EXHIBITS

No.               EXHIBIT

2.0 Share Acquisition Agreement for the exchange of the entire issued share capital of Synopsys Scientific Systems Limited. (1)

10.52 Executive Non-Qualified Deferred Compensation Plan, effective January 1, 2000.

10.53 Form of Stock Purchase Agreement, dated as of March 8, 2000, among Pharmacopeia, Inc. and the investors set forth therein.

27.1     Financial Data Schedule, March 31, 2000



--------------

         (1) Incorporated by reference to the exhibit filed with the Company's Form 8-K dated March 9, 2000.