Form 10-Q
period 2000-06-30
PHARMACOPEIA INC
filed 2000-08-14
CIK 1002388

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.Yes X    No
                     ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          Class                                 Outstanding at August 4, 2000
------------------------------                --------------------------------
Common Stock, $.0001 par value                       23,117,335 shares

                       PHARMACOPEIA, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS


ITEM                                                                                                             PAGE
PART I.  FINANCIAL INFORMATION

Item 1.           Consolidated Unaudited Financial Statements:

                  Balance Sheets - June 30, 2000 and December 31, 1999                                             3

                  Statements of Operations - Three and Six Months Ended
                  June 30, 2000 and 1999                                                                           4

                  Statements of Cash Flows - Six Months Ended June 30, 2000 and 1999                               5

                  Notes to Consolidated Unaudited Financial Statements                                             6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                            8

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                                     14


PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings                                                                               15

Item 2.           Changes in Securities and Use of Proceeds                                                       15

Item 3.           Defaults upon Senior Securities                                                                 15

Item 4.           Submission of Matters to a Vote of Security Holders                                             15

Item 5.           Other Information                                                                               16

Item 6.           Exhibits and Reports on Form 8-K                                                                16

Signature                                                                                                         17

Exhibits                                                                                                          18

PART I              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PHARMACOPEIA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                          June 30,               December 31,
                                                                            2000                     1999
                                                                    ---------------------    ---------------------
                                                                        (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                    $ 65,568                 $ 17,157
   Marketable securities                                                         112,803                   51,875
   Trade receivables, net of allowance for doubtful accounts
        of $642 and $624, respectively                                            19,096                   26,836
   Prepaid expenses and other current assets                                       3,767                    5,251
                                                                               ---------                ---------
      Total current assets                                                       201,234                  101,119

Property and equipment - net                                                      10,883                   11,362
Capitalized software - net                                                         6,169                    3,353
Goodwill and other intangibles - net                                              23,530                    9,071
Other assets                                                                       1,108                    1,354
                                                                               ---------                ---------
         Total assets                                                          $ 242,924                $ 126,259
                                                                               =========                =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $ 2,905                  $ 3,479
   Accrued liabilities                                                            14,984                   18,409
   Deferred revenue, current portion                                              21,425                   20,212
   Notes payable, current portion                                                     39                      292
                                                                               ---------                ---------
      Total current liabilities                                                   39,353                   42,392

Notes payable, long-term portion                                                     203                        -
Other long-term liabilities                                                           59                       69
Deferred revenue, long-term                                                        4,846                    5,052
Commitments and Contingencies
Stockholders' equity:
   Capital stock                                                                       2                        1
   Additional paid-in capital                                                    271,484                  148,862
   Accumulated deficit                                                           (71,778)                 (69,049)
   Accumulated comprehensive loss                                                 (1,245)                  (1,068)
                                                                               ---------                ---------
      Total stockholders' equity                                                 198,463                   78,746
                                                                               ---------                ---------
         Total liabilities and stockholders' equity                            $ 242,924                $ 126,259
                                                                               =========                =========



         See accompanying notes to these unaudited financial statements.

                       PHARMACOPEIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                        Three Months                          Six Months
                                                                       Ended June 30,                       Ended June 30,
                                                                    2000               1999              2000              1999
                                                               -------------      -------------     --------------    --------------
 Revenue:
    Drug discovery services                                    $12,137              $ 8,228              $22,767         $17,304
    Software license, service and other                         13,990               12,394               26,246          24,817
    Hardware                                                     1,764                2,645                2,728           4,439
                                                               --------             --------           ----------       ---------
       Total revenue                                            27,891               23,267               51,741          46,560

  Cost of revenue:
    Drug discovery services                                      6,223                5,092               12,099          10,929
    Software license, service  and other                         2,117                1,592                3,987           3,429
    Hardware                                                     1,511                2,496                2,429           3,973
                                                               --------             --------           ----------       ---------
       Total cost of revenue                                     9,851                9,180               18,515          18,331
                                                               --------             --------           ----------       ---------
  Gross Margin                                                  18,040               14,087               33,226          28,229

  Operating costs and expenses:
     Research and development                                    6,099                7,013               11,790          13,710
     Sales, general and administrative                          10,783                9,378               20,036          18,328
     Amortization of goodwill                                      745                  123                1,072             123
     Write-off of in-process research and development                -                    -                6,400               -
                                                               --------             --------           ----------       ---------
       Total operating costs and expenses                       17,627               16,514               39,298          32,161
                                                               --------             --------           ----------       ---------
  Operating income (loss)                                          413               (2,427)              (6,072)         (3,932)
  Interest and other income, net                                 3,050                  863                3,862           1,842
                                                               --------             --------           ----------       ---------
  Income (loss) before provision for income taxes                3,463               (1,564)              (2,210)         (2,090)
  Provision for income taxes                                       394                   28                  519              68
                                                               --------             --------           ----------       ---------
  Net income (loss)                                            $ 3,069              $(1,592)             $(2,729)        $(2,158)
                                                               ========             ========           ==========       =========
  Net income (loss) per share - Basic                          $  0.13              $ (0.08)             $ (0.12)        $ (0.11)
                                                               ========             ========           ==========       =========
  Net income (loss) per share - Diluted                        $  0.12              $ (0.08)             $ (0.12)        $ (0.11)
                                                               ========             ========           ==========       =========
  Weighted average number of common stock
       outstanding - Basic                                      22,997               19,656               22,051          19,465
  Weighted average number of common stock
      outstanding - Diluted                                     24,723               19,656               22,051          19,465


         See accompanying notes to these unaudited financial statements.

                       PHARMACOPEIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, DOLLARS IN THOUSANDS)


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                  2000                  1999
                                                                           -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                       $ (2,729)             $ (2,158)
    Adjustments to reconcile net loss to net cash
     provided by (used in) operations
       Depreciation                                                                   2,601                 2,762
       Amortization                                                                   2,683                 1,058
       Contribution of stock to 401 (k) members                                         464                   442
       Write-off of in-process research and development                               6,400                     -
       Changes in assets and liabilities:
             Accounts receivable                                                      8,309                 4,419
             Prepaid and other current assets                                         1,768                (1,066)
             Accounts payable                                                          (664)               (2,189)
             Accrued liabilities                                                     (4,931)               (6,185)
             Deferred revenue                                                           386                (1,148)
             Other                                                                      245                (1,628)
                                                                                   --------               -------
                  Net cash provided by (used in) operating activities                14,532                (5,693)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                             (1,576)               (1,650)
    Purchases of marketable securities                                             (153,136)              (29,852)
    Proceeds from sales of marketable securities                                     92,088                40,506
    Acquisition of Synopsys, net of cash acquired                                   (23,169)                    -
    Acquisition of distribution rights and joint venture interest                         -               (10,037)
    Increase in capitalized software development costs                               (1,014)                 (959)
                                                                                   --------               -------
                 Net cash used in investing activities                              (86,807)               (1,992)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                         120,959                 1,535
     Principal payments on notes payable                                               (239)                 (700)
     Principal payments under capital lease obligations                                 (57)                 (353)
                                                                                   --------               -------
                Net cash provided by financing activities                           120,663                   482
Exchange rate effect on cash and equivalents                                             23                  (122)
                                                                                   --------               -------
Net increase (decrease) in cash and equivalents                                      48,411                (7,325)
Cash and equivalents, beginning of period                                            17,157                36,863
                                                                                   --------               -------
Cash and equivalents, end of period                                                $ 65,568              $ 29,538
                                                                                   ========               =======

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                                          $ 17                 $ 188
                                                                                   ========               =======
     Income taxes                                                                     $ 212                  $ 43
                                                                                   ========               =======

         See accompanying notes to these unaudited financial statements.
                                       5

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

Interim results are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.

NOTE (2) - SEGMENT INFORMATION

The Company operates in two business segments: drug discovery services and software (which includes software licenses, maintenance, hardware and other). Summarized information concerning industry segment operations for the three and six month periods ended June 30, 2000 and 1999, and for industry segment assets as of June 30, 2000 and December 31, 1999, is presented below.



                                                  Three Months Ended                             Six Months Ended
                                                    June 30, 2000                                 June 30, 2000
                                       -------------------------------------------  ----------------------------------------------
                                                        Drug                                          Drug
                                                      Discovery                                    Discovery
                                       Software       Services          Total        Software       Services           Total
                                       -----------  --------------  --------------  ------------ ---------------  ----------------
Revenue:
Drug discovery services                  $      -        $ 12,137        $ 12,137      $      -        $ 22,767          $ 22,767
Software licenses, service and other       13,990               -          13,990        26,246               -            26,246
Hardware                                    1,764               -           1,764         2,728               -             2,728
                                       ===========  ==============  ==============  ============ ===============  ================
  Total revenue                          $ 15,754        $ 12,137        $ 27,891       $28,974        $ 22,767          $ 51,741
                                       ===========  ==============  ==============  ============ ===============  ================

Operating income (loss)                  $ (1,295)       $  1,708        $    413      $ (8,458)       $  2,386          $ (6,072)
                                       ===========  ==============  ==============  ============ ===============  ================

Total assets - June 30, 2000             $ 65,654        $177,270        $242,924
                                       ===========  ==============  ==============


                                                 Three Months Ended                             Six Months Ended
                                                   June 30, 1999                               June 30, 1999
                                      ------------------------------------------  -----------------------------------------------
                                                       Drug                                          Drug
                                                     Discovery                                    Discovery
                                      Software       Services         Total        Software        Services           Total
                                      -----------  --------------  -------------  ------------  ---------------  ----------------
Revenue:
Drug discovery services                 $      -           8,228       $  8,228       $     -         $ 17,304          $ 17,304
Software licenses, service and other      12,394               -         12,394        24,817                -            24,817
Hardware                                   2,645               -          2,645         4,439                -             4,439
                                      ===========  ==============  =============  ============  ===============  ================
  Total revenue                         $ 15,039        $  8,228       $ 23,267       $29,256         $ 17,304          $ 46,560
                                      ===========  ==============  =============  ============  ===============  ================

Operating income (loss)                 $     93        $ (2,520)      $ (2,427)      $   597         $ (4,529)         $ (3,932)
                                      ===========  ==============  =============  ============  ===============  ================

Total assets - December 31, 1999        $ 59,985        $ 66,274       $126,259
                                      ===========  ==============  =============

NOTE (3) - ACQUISITION OF SYNOPSYS

On February 29, 2000, the Company acquired Synopsys Scientific Systems, Ltd. ("Synopsys"), a U.K.-based company providing chemical database software, chemical data content and system integration services to the pharmaceutical, biotechnology and chemical industries. The Company paid $25.6 million for Synopsys, consisting of $23.7 million in cash, $0.7 million in transaction costs, and 19,142 shares of the Company's common stock valued at $1.2 million. The common stock issued in this transaction was unregistered and was valued at $62.62 per share (representing an 8% discount to its traded market value at the time the transaction closed).

The acquisition has been accounted for by the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values. Based on an independent valuation, the Company recorded a first quarter 2000 charge of $6.4 million related to the write-off of the portion of the purchase price that was allocated to in-process research and development. The remainder of the purchase price was allocated $0.3 million to net tangible assets (including cash acquired of $0.5 million), $3.0 million to developed software, $3.4 million to customer lists and other identified intangible assets, and $12.5 million to goodwill. The developed software, customer lists and other identified intangible assets are being amortized over three years, and the goodwill is being amortized over five years.

The operating results of Synopsys have been included in the Company's results of operations since the acquisition date. Assuming that the acquisition of Synopsys had occurred on January 1, 1999, pro forma consolidated results of operations would be as follows (in thousands except per share amounts):


                                            Six Months Ended
                                                June 30,
                                           2000         1999
                                           ------------------
Total revenue                              $52,435    $47,343
Net income (loss)                           (3,656)    (5,456)

Earnings (loss) per share:
  Basic                                    $ (0.17)   $ (0.28)
  Diluted                                  $ (0.17)   $ (0.28)

NOTE (4) - RECENT DEVELOPMENT

On August 9, 2000, the Company announced that it and Oxford Molecular Group Plc ("Oxford") had signed a definitive agreement pursuant to which the Company will acquire Oxford's software subsidiaries, subject to approval by the shareholders of Oxford, for approximately $27 million, comprised of cash and the assumption of certain liabilities. Oxford designs and markets bioinformatics and cheminformatics products for the pharmaceutical, biotechnology and chemical industries, and its software business generated revenues from continuing products of approximately $15 million in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of Pharmacopeia, Inc. ("Pharmacopeia" or the "Company") should be read in conjunction with the Unaudited Financial Statements and related notes included elsewhere in this Form 10-Q, and also in conjunction with the Consolidated Financial Statements and related notes included in the Company's amended Form 10-K for the year ended December 31, 1999. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or expressions. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Total revenue grew 20% to $27.9 million in the second quarter of 2000 compared to $23.3 million in the second quarter of 1999.

Drug discovery services revenue increased 48% to $12.1 million in the quarter ended June 30, 2000 compared to $8.2 million in the second quarter of 1999. This increase was primarily attributable to a $2.5 million non-recurring termination fee received in June 2000 as a result of the termination of a lead discovery research agreement. In addition, the Company recorded $1.3 million of milestone payments in the quarter ended June 30, 2000. Drug discovery services revenue for the quarter ended June 30, 1999 included no milestone or termination fee payments. Absent the benefit of milestone and termination fee payments, drug discovery services revenue in the 2000 second quarter increased by $0.1 million, or 1%, compared to the second quarter of 1999.

Total revenue (including software license, service, and other revenue and hardware revenue) generated from the Software Segment increased 5% to $15.8 million in the second quarter of 2000 compared to $15.0 million in the comparable quarter of 1999. This increase in Software Segment revenue can be attributed to a $1.6 million increase in software license, service and other revenue in the 2000 second quarter compared to the 1999 second quarter, partially offset by a quarter to quarter decrease in hardware revenue of $0.8 million. Hardware revenue decreased 33% to $1.8 million in the second quarter of 2000 compared to $2.6 million in the prior year quarter, primarily because of a reorganization in the distribution channel of the Company's sole supplier of hardware for resale at the beginning of 2000.

Software license, service and other revenue increased 13% to $14.0 million in the second quarter of 2000 compared to $12.4 million in the second quarter of 1999. This increase is due in part to increased revenue of $0.7 million associated with new consortia product offerings, coupled with revenue totaling $0.8 million generated from the February 29, 2000 acquisition of Synopsys Scientific Systems, Ltd. (see also Notes to Financial Statements included elsewhere herein). Absent the benefit resulting from the acquisition of Synopsys, software license, service and other revenue in the 2000 second quarter increased by $0.8 million, or 6%, compared to the second quarter of 1999.

Gross margin generated from the Drug Discovery Services Segment increased 89% to $5.9 million (49% of related sales) in the second quarter of 2000 compared to $3.1 million (38% of related sales) in the comparable quarter of 1999. This improvement resulted from the second quarter termination fee and milestone payments described above, offset partially by increased overhead costs. Collaborative research projects now absorb a larger portion of overhead as a result of the Company's decision to decrease its internally funded drug discovery efforts.

Gross margin generated from the Software Segment increased 11% to $12.1 million (77% of related sales) in the 2000 second quarter compared to $11.0 million (73% of related sales) in the 1999 second quarter. The increase in the amount of gross margin resulted from the increase in Software Segment revenue. The increase in gross margin as a percentage of related sales resulted from a change in the mix of sales which led to a higher proportion of higher margin software license, service and other sales relative to lower margin hardware sales.

Research and development expenses declined 13% to $6.1 million in the second quarter of 2000 compared to $7.0 million in the second quarter of 1999. Research and development costs include costs associated with internal drug discovery programs, software development, ultra high-throughput screening and informatics. The decline in research and development expenses is attributable to a $1.6 million reduction at the Drug Discovery Services Segment primarily resulting from the reduction of internally funded drug development activities, partially offset by a $0.7 million increase in research and development activity within the Software Segment, including the effects of the acquisition of Synopsys.

Within its Drug Discovery Services Segment, the Company began to decrease its internally funded drug discovery efforts in 1999, and the Company has been focusing primarily on externally funded Drug Discovery Services in 2000. However, future research and development expenses may increase in total, even as internally funded drug discovery activities decrease, because the Company may further expand its software, ultra high-throughput screening, compound design and development, informatics and other development endeavors.

Sales, general and administrative expenses increased by 15% to $10.8 million (39% of total revenue) in the second quarter of 2000 compared to $9.4 million (40% of total revenue) in the second quarter of 1999. The quarter to quarter increase of $1.4 million is attributable in part to the presence in the second quarter of 2000 of the Synopsys sales, general and administrative resources and in part to the Company's annual increase in employee compensation levels. Also included in the second quarter of 2000 sales, general and administrative expenses are $0.3 million of amortization expense related to the Synopsys acquisition.

Amortization of goodwill increased to $0.7 million in the second quarter of 2000 as compared to $0.1 million in the second quarter of 1999. The quarter to quarter increase of $0.6 million is the result of amortization expense associated with the acquisition of Synopsys.

The Company recorded interest and other income of $3.1 million and $0.9 million for the second quarters of 2000 and 1999, respectively. This increase of $2.2 million resulted from increased balances of cash, cash equivalents and marketable securities and corresponding increased interest income primarily as a result of a $110 million private placement of common stock by the Company in March 2000.

The Company recorded an income tax provision of $394,000 for the second quarter of 2000 and $28,000 for the second quarter of 1999. The 2000 and 1999 tax provisions are primarily due to foreign and state taxable income generated from the Software Segment. These provisions differ from the Federal tax rate primarily because of the effect of permanent book-tax differences, net operating loss carryforwards, and net operating loss carrybacks.

As a result of the increased revenue, the increased gross margins, the decreased research and development costs, the increased acquisition related charges, and the other matters described above, the Company generated net income of $3.1 million ($0.12 per diluted share) in the current quarter compared to a net loss of $1.6 million ($0.08 per diluted share) in the comparable prior year quarter.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Total revenue grew 11% to $51.7 million for the six months ended June 30, 2000 compared to $46.6 million for the six months ended June 30, 1999.

Drug discovery services revenue increased 32% to $22.8 million for the six months ended June 30, 2000 compared to $17.3 million for the six months ended June 30, 1999. This increase was attributable to a first quarter 2000 technology out-license fee of $3.0 million, a second quarter 2000 contract termination fee of $2.5 million, and $1.3 million of milestone payments in the six months ended June 30, 2000. Drug discovery services revenue for the six months ended June 30, 1999 did not includeany up-front out-license fees, termination fees or milestone payments.

Absent the out-license, termination and milestone payments described above, drug discovery services revenue decreased $1.3 million, or 8%, primarily because of a decrease in collaborative, lead optimization work and library outlicensing revenue. This decrease resulted from the expiration of certain lead optimization and library outlicensing contracts in the second quarter of

1999. Since that time, the Company's strategy has been to replace this work primarily with high-throughput screening based Lead Discovery Service (LDS) work, but this transition is not yet complete.

Total revenue (including software license, service, and other revenue and hardware revenue) generated from the Software Segment decreased 1% to $29.0 million for the six months ended June 30, 2000 compared to $29.3 million for the six months ended June 30, 1999. This slight decrease in Software Segment revenue can be attributed to a $1.7 million decrease in year over year hardware revenue offset by a $1.4 million increase in software license, service and other revenue for the six months ended June 30, 2000 as compared to the comparable period in 1999. Hardware revenue decreased 39% to $2.7 million for the six months ended June 30, 2000 compared to $4.4 million for the six months ended June 30, 1999, primarily because of a reorganization in the distribution channel of the Company's sole supplier of hardware for resale at the beginning of 2000.

Software license, service and other revenue increased 6% to $26.2 million for the six months ended June 30, 2000 compared to $24.8 million for the six months ended June 30, 1999. This increase is primarily the result of revenue totaling $1.3 million generated from the February 29, 2000 Synopsys acquisition that is more fully described in the Notes to Financial Statements included elsewhere herein.

Gross margin generated from the Drug Discovery Services Segment increased 67% to $10.7 million (47% of related sales) for the six months ended June 30, 2000 compared to $6.4 million (37% of related sales) for the six months ended June 30, 1999. This improvement resulted from the up-front out-license, termination and milestone payments described above, offset partially by increased overhead costs. Collaborative research projects now absorb a larger portion of overhead as a result of the Company's decision to decrease its internally funded drug discovery efforts.

Gross margin generated from the Software Segment increased 3% to $22.6 million (78% of related sales) for the six months ended June 30, 2000 compared to $21.9 million (75% of related sales) for the six months ended June 30, 1999. The increase in the amount of gross margin and the increase in gross margin as a percentage of related sales resulted from a change in the mix of sales which led to a higher proportion of higher margin software license, service and other sales relative to lower margin hardware sales.

Research and development expenses declined 14% to $11.8 million for the six months ended June 30, 2000 compared to $13.7 million for the six months ended June 30, 1999. Research and development costs include costs associated with internal drug discovery programs, software development, ultra high-throughput screening and informatics. The decline in research and development expenses is attributable to a $2.6 million reduction at the Drug Discovery Services Segment primarily resulting from the reduction of internally funded drug development activities, partially offset by a $0.7 million increase in research and development activity within the Software Segment, including the effects of the acquisition of Synopsys.

Sales, general and administrative expenses increased by 9% to $20.0 million (39% of total revenue) for the six months ended June 30, 2000 compared to $18.3 million (39% of total revenue) for the six months ended June 30, 1999. The year to year increase of $1.7 million is attributable in part to the presence of the Synopsys sales, general and administrative resources since the Company acquired Synopsys on February 29, 2000 and in part to the Company's annual increase in employee compensation levels. Also included in sales, general and administrative expenses are $0.4 million of amortization expense related to the Synopsys acquisition.

Amortization of goodwill increased to $1.1 million for the six months ended June 30, 2000 as compared to $0.1 million for the six months ended June 30, 1999. The year to year increase of $1.0 million is primarily the result of four months of amortization expense totaling $0.8 million in 2000 associated with the acquisition of Synopsys. In addition, goodwill amortization expense for the six months ended June 30, 2000 includes six months of amortization expense associated with the Company's March 1999 acquisition of Japanese distribution rights and remaining joint venture interest as compared to three months of amortization expense for the comparable period in 1999.

As a result of the February 2000 acquisition of Synopsys, the Company recorded a first quarter 2000 charge of $6.4 million related to the write-off of the portion of the Synopsys purchase price that was allocated to in-process research and development. There were no write-offs of in-process research and development for the six months ended June 30, 1999.

The Company recorded interest and other income of $3.9 million and $1.8 million for the six months ended June 30, 2000 and 1999, respectively. This increase of $2.1 million resulted primarily from increased balances of cash, cash equivalents and marketable securities and corresponding increased interest income primarily as a result of a $110 million private placement of common stock by the Company in March 2000.

The Company recorded an income tax provision of $519,000 for the six months ended June 30, 2000 compared to $68,000 for the six months ended June 30, 1999. The 2000 and 1999 tax provisions are primarily due to foreign and state taxable income generated from the Software Segment. These provisions differ from the Federal tax rate primarily because of the effect of permanent book-tax differences, net operating loss carryforwards, and net operating loss carrybacks.

As a result of the increased revenue, the increased gross margins, the decreased research and development costs, the increased acquisition related charges, and the other matters described above, the Company generated a net loss of $2.7 million ($0.12 per diluted share) for the six months ended June 30, 2000 compared to a net loss of $2.2 million ($0.11 per diluted share) for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its activities to date primarily through the sale of equity securities, drug discovery services, software licenses, software maintenance services and hardware. As of June 30, 2000, the Company had working capital of $161.9 million compared to $58.7 million as of December 31, 1999. The majority of this $103.2 million increase in working capital was generated from a $110 million private placement of common stock by the Company in March 2000 and from $10.0 million received by the Company upon the exercise of stock options, offset by the $23.2 million of net cash paid for the acquisition of Synopsys which is described more fully in the Notes to Financial Statements included elsewhere herein.

As of June 30, 2000, the Company's cash, cash equivalents and marketable securities totaled $178.4 million, which are invested in U.S. Treasury and government agency obligations, investment grade commercial paper and other short-term money market instruments. This represents an increase of $109.4 million from the 1999 year end level of $69.0 million. This increase was primarily the result of the factors contributing to the $103.2 million increase in working capital described above, plus an $8.3 million reduction in accounts receivable, offset by a $5.6 million decrease in accounts payable and accrued liabilities.

As of June 30, 2000, the Company had outstanding commitments for equipment purchases totaling $0.6 million. The Company anticipates that its capital requirements may increase in future periods as the Company expands its research and development activities, expands its facilities and acquires additional equipment. However, as the Company curtails its internally funded drug discovery activities, these increases may be temporarily offset or delayed by the Company's redeployment of laboratory equipment and facilities from internal drug discovery work to collaborative work, if and when needed for such collaborative work. The Company's capital requirements may also increase in future periods as the Company seeks to expand its technology platform through investments, licensing arrangements, technology alliances or acquisitions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's international operations are subject to risks inherent with exchange rate fluctuations. Through the second quarter of 2000, approximately 32% of the Company's consolidated revenue was derived from customers outside the United States. Approximately 23% of the Company's revenue was derived from customers in Europe and approximately 9% was derived from customers in the Asia/Pacific region for the same period. The Company's exchange rate risk is greatest for dollar/euro and dollar/yen fluctuations. The Company's direct international sales generally are denominated in local currencies. Fluctuations in the value of currencies in which the Company conducts business relative to the United States dollar result in currency transaction gains and losses. When deemed appropriate, the Company engages in exchange rate-hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations. At June 30, 2000, the Company had no material hedging transactions in effect.

The Company does not use derivative financial instruments in its operations or investment portfolio. However, the Company regularly invests excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest-sensitive financial instruments as of June 30, 2000.

The Company does not have exposure to market risks associated with changes in interest rates because it has no variable interest rate debt outstanding. The Company does not believe it has any other material exposure to market risks associated with interest rates.

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

ITEM 2.           Changes in Securities and Use of Proceeds - None

ITEM 3.           Defaults upon Senior Securities - None

ITEM 4.           Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of Stockholders was held on May 3, 2000. The following actions were approved at the meeting:

                  (a) The following persons were elected to serve as Directors of the Company:


                                                                                          Abstentions and
                                                                                         Broker Non-Votes
                                                         For               Against
                  Frank Baldino, Jr.                  17,016,760           358,295               -
                  Edith W. Martin                     17,016,660           358,395               -
                  James J. Marino                     17,016,760           358,295               -

                  The following persons are incumbent directors who were not subject to re-election at the Annual Meeting:

                  Joseph A. Mollica, Gary E. Costley, Charles A. Sanders, Paul
                  A. Bartlett and C. Peter W. Booth

                  (b) The 1994 Incentive Stock Plan was amended to increase the number of shares of common stock authorized for issuance thereunder from 3,7000,000 shares to 4,700,000 shares.


                                                                               Broker
                       For             Against          Abstain              Non-Votes
                    7,397,289         6,249,534         443,639              3,284,593

                  (c) The 1995 Director Stock Option Plan was amended to increase the number of shares of common stock authorized for issuance thereunder from 150,000 shares to 300,000 shares.


                                                                               Broker
                       For             Against          Abstain              Non-Votes
                    12,392,507        1,085,780         612,175              3,284,593

                  (d) The appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2000 was ratified.


                                                                               Broker
                       For             Against          Abstain              Non-Votes
                    17,367,014          3,515            4,526                   -


ITEM     5. Other Information - None

ITEM     6. Exhibits and Reports on Form 8-K

         (a)      Exhibits - See Exhibit Index on Page 18

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three months ended June 30, 2000.

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

                                       Date:  August 14, 2000

                               PHARMACOPEIA, INC.

                                INDEX TO EXHIBITS

No.      EXHIBIT

10.54    Amendment No. 8 to Pharmacopeia, Inc. 1994 Incentive Stock Plan

27.1     Financial Data Schedule, June 30, 2000