Form 10-Q
period 2000-09-30
PHARMACOPEIA INC
filed 2000-11-14
CIK 1002388

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes X No
                    ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                 Class                        Outstanding at November 3, 2000
   ------------------------------------      ---------------------------------
      Common Stock, $.0001 par value                 23,364,115 shares



                                            PHARMACOPEIA, INC. AND SUBSIDIARIES

                                                         FORM 10-Q

                                                     TABLE OF CONTENTS


ITEM                                                                                                             PAGE
----                                                                                                             ----
PART I.  FINANCIAL INFORMATION

Item 1.           Consolidated Unaudited Financial Statements:

                  Balance Sheets - September 30, 2000 and December 31, 1999                                        3

                  Statements of Operations - Three and Nine Months Ended September 30, 2000 and 1999               4

                  Statements of Cash Flows - Nine Months Ended September 30, 2000 and 1999                         5


                  Notes to Consolidated Unaudited Financial Statements                                             6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                            9

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                                      15


PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings                                                                               16

Item 2.           Changes in Securities and Use of Proceeds                                                       16

Item 3.           Defaults upon Senior Securities                                                                 16

Item 4.           Submission of Matters to a Vote of Security Holders                                             16

Item 5.           Other Information                                                                               16

Item 6.           Exhibits and Reports on Form 8-K                                                                16

Signature                                                                                                         17

Exhibits                                                                                                          18


PART I                        FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                         PHARMACOPEIA, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                                  (DOLLARS IN THOUSANDS)


                                                                               SEPTEMBER 30,           DECEMBER 31,
                                                                                   2000                    1999
                                                                                ----------              ----------
ASSETS                                                                         (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                    $   54,520              $   17,157
   Marketable securities                                                           111,951                  51,875
   Trade receivables, net of allowance for doubtful accounts
        of $1,970 and $624, respectively                                            19,775                  26,836
   Prepaid expenses and other current assets                                         4,990                   5,251
                                                                                ----------              -----------
      Total current assets                                                         191,236                 101,119

Property and equipment - net                                                        12,402                  11,362
Capitalized software - net                                                          17,388                   3,353
Goodwill and other intangibles - net                                                43,370                   9,071
Other assets                                                                         5,134                   1,354
                                                                                ----------              ----------
         Total assets                                                           $  269,530              $  126,259
                                                                                ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $    2,616              $    3,479
   Accrued liabilities                                                              29,297                  18,409
   Deferred revenue, current portion                                                29,913                  20,212
   Notes payable, current portion                                                       40                     292
                                                                                ----------              ----------
      Total current liabilities                                                     61,866                  42,392

Notes payable, long-term portion                                                       187                       -
Other long-term liabilities                                                             52                      69
Deferred revenue, long-term                                                          3,023                   5,052
Commitments and contingencies
Stockholders' equity:
   Capital stock                                                                         2                       1
   Additional paid-in capital                                                      275,100                 148,862
   Accumulated deficit                                                             (73,722)                (69,049)
   Accumulated comprehensive loss                                                    3,022                  (1,068)
                                                                                ----------              ----------
      Total stockholders' equity                                                   204,402                  78,746
                                                                                ----------              ----------
         Total liabilities and stockholders' equity                             $  269,530              $  126,259
                                                                                ==========              ==========


         See accompanying notes to these unaudited financial statements.

                       PHARMACOPEIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          THREE MONTHS                        NINE MONTHS
                                                                        ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                                      2000               1999           2000               1999
                                                                   --------            --------       --------           --------
 Revenue:
    Drug discovery services                                        $  7,933            $  7,935       $ 30,700           $ 25,239
    Software license, service and other                              17,929              14,149         44,176             38,966
    Hardware                                                          1,278               2,166          4,006              6,605
                                                                   --------            --------       --------           --------
       Total revenue                                                 27,140              24,250         78,882             70,810

  Cost of revenue:
    Drug discovery services                                           5,766               4,482         17,865             15,411
    Software license, service  and other                              2,613               1,587          6,599              5,016
    Hardware                                                          1,097               1,953          3,527              5,926
                                                                   --------            --------       --------           --------
       Total cost of revenue                                          9,476               8,022         27,991             26,353
                                                                   --------            --------       --------           --------
  Gross margin                                                       17,664              16,228         50,891             44,457

  Operating costs and expenses:
     Research and development                                         6,620               7,243         18,409             20,953
     Sales, general and administrative                               12,287               9,579         32,323             27,907
     Amortization of goodwill                                         1,064                 123          2,136                246
     Write-off of in-process research and development                 2,340                   -          8,740                  -
                                                                   --------            --------       --------           --------
       Total operating costs and expenses                            22,311              16,945         61,608             49,106
                                                                   --------            --------       --------           --------
  Operating loss                                                     (4,647)               (717)       (10,717)            (4,649)
  Interest and other income, net                                      2,923               1,089          6,785              2,931
                                                                   --------            --------       --------           --------
  Income (loss) before provision for income taxes                    (1,724)                372         (3,932)            (1,718)
  Provision for income taxes                                            221                  36            741                104
                                                                   --------            --------       --------           --------
  Net income (loss)                                                $ (1,945)           $    336       $ (4,673)          $ (1,822)
                                                                   ========            ========       ========           ========

  Net income (loss) per share - Basic                              $  (0.08)           $   0.02       $  (0.21)          $  (0.09)
                                                                   ========            ========       ========           ========
  Net income (loss) per share - Diluted                            $  (0.08)           $   0.02       $  (0.21)          $  (0.09)
                                                                   ========            ========       ========           ========

  Weighted average number of common stock
       outstanding - Basic                                           23,165              19,819         22,423             19,583
  Weighted average number of common stock
      outstanding - Diluted                                          23,165              20,896         22,423             19,583


         See accompanying notes to these unaudited financial statements.

                       PHARMACOPEIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, DOLLARS IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                            2000             1999
                                                                                      ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                $ (4,673)        $ (1,822)
    Adjustments to reconcile net loss to net cash
     provided by (used in) operations
       Depreciation                                                                            3,867            4,078
       Amortization                                                                            5,048            1,571
       Contribution of stock to 401 (k) members                                                  669              623
       Write-off of in-process research and development                                        8,740                -
       Changes in assets and liabilities:
             Accounts receivable                                                               9,818            2,692
             Prepaid and other current assets                                                  1,261              119
             Accounts payable                                                                 (1,524)          (2,966)
             Accrued liabilities                                                              (5,507)          (7,841)
             Deferred revenue                                                                  1,211            1,313
             Other                                                                               286           (1,755)
                                                                                      ---------------   --------------
                  Net cash provided by (used in) operating activities                         19,196           (3,988)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                      (2,798)          (2,436)
    Purchases of marketable securities                                                      (172,245)         (47,192)
    Proceeds from sales of marketable securities                                             112,289           42,807
    Acquisition of businesses, net of cash acquired                                          (41,678)               -
    Acquisition of distribution rights and joint venture interest                                  -          (10,037)
    Increase in capitalized software development costs                                        (1,495)          (1,326)
                                                                                      ---------------   --------------
                 Net cash used in investing activities                                      (105,927)         (18,184)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                  124,371            1,806
     Principal payments on notes payable                                                           -             (700)
     Principal payments under capital lease obligations                                         (309)            (487)
                                                                                      ---------------   --------------
                Net cash provided by financing activities                                    124,062              619
Exchange rate effect on cash and equivalents                                                      32               18
                                                                                      ---------------   --------------
Net increase (decrease) in cash and equivalents                                               37,363          (21,535)
Cash and equivalents, beginning of period                                                     17,157           36,863
                                                                                      ---------------   --------------
Cash and equivalents, end of period                                                   $       54,520    $      15,328
                                                                                      ===============   ==============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                                         $           18    $         206
                                                                                      ===============   ==============
     Income taxes                                                                     $          338    $          78
                                                                                      ===============   ==============


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

Interim results are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

NOTE (2) - SEGMENT INFORMATION

The Company operates in two business segments: drug discovery services and software (which includes software licenses, maintenance, hardware and other). Summarized information concerning industry segment operations for the three and nine month periods ended September 30, 2000 and 1999, and for industry segment assets as of September 30, 2000 and December 31, 1999, is presented below.


                                                     THREE MONTHS ENDED                              NINE MONTHS ENDED
                                                     SEPTEMBER 30, 2000                             SEPTEMBER 30, 2000
                                         --------------------------------------------  --------------------------------------------
                                                            Drug                                           Drug
                                                         Discovery                                       Discovery
                                          Software        Services         Total         Software        Services          Total
                                         ------------   -------------   -------------  -------------   --------------  ------------
Revenue:
Drug discovery services                  $         -    $      7,933    $      7,933   $          -    $      30,700   $    30,700
Software licenses, service and other          17,929               -          17,929         44,176                -        44,176
Hardware                                       1,278               -           1,278          4,006                -         4,006
                                         ------------   -------------   -------------  -------------   --------------  ------------
  Total revenue                          $    19,207    $      7,933    $     27,140   $     48,182    $      30,700   $    78,882
                                         ============   =============   =============  =============   ==============  ============
Operating income (loss)                  $    (2,955)   $     (1,692)   $     (4,647)  $    (11,411)   $         694   $   (10,717)
                                         ============   =============   =============  =============   ==============  ============



                                                     THREE MONTHS ENDED                              NINE MONTHS ENDED
                                                     SEPTEMBER 30, 1999                             SEPTEMBER 30, 1999
                                         --------------------------------------------  --------------------------------------------
                                                            Drug                                           Drug
                                                         Discovery                                       Discovery
                                          Software        Services         Total         Software        Services          Total
                                         ------------   -------------   -------------  -------------   --------------  ------------
Revenue:
Drug discovery services                  $         -    $      7,935    $      7,935   $          -         $ 25,239   $    25,239
Software licenses, service and other          14,149               -          14,149         38,966                -        38,966
Hardware                                       2,166               -           2,166          6,605                -         6,605
                                         ------------   -------------   -------------  -------------   --------------  ------------
  Total revenue                          $    16,315    $      7,935    $     24,250   $     45,571         $ 25,239   $    70,810
                                         ============   =============   =============  =============   ==============  ============
Operating income (loss)                  $     2,053    $     (2,770)   $       (717)  $      2,652       $  (7,301)   $    (4,649)
                                         ============   =============   =============  =============   ==============  ============



                                                            Drug
                                                         Discovery
                                          Software        Services          Total
                                         ------------   -------------   -------------
Total assets - September 30, 2000        $   103,196    $    166,334    $    269,530
                                         ============   =============   =============

Total assets - December 31, 1999         $    59,985    $     66,274    $    126,259
                                         ============   =============   =============


NOTE (3) - ACQUISITIONS

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

The acquisition has been accounted for by the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values. Based on an independent valuation, the Company recorded a first quarter 2000 charge of $6.4 million related to the write-off of the portion of the purchase price that was allocated to in-process research and development. The remainder of the purchase price was allocated as follows: $0.3 million to net tangible assets (including cash acquired of $0.5 million), $3.0 million to developed software, $3.4 million to customer lists and other identified intangible assets, and $12.5 million to goodwill. The developed software is being amortized over three years within cost of revenue, the customer lists and other identified intangible assets are being amortized over three years within sales, general and administrative expenses, and the goodwill is being amortized over five years.

On September 6, 2000, the Company acquired the software subsidiaries of Oxford Molecular Group Plc (the "Software Subsidiaries"). The acquired assets of the Software Subsidiaries, constituting plant, equipment or other physical property were used by the Software Subsidiaries in the design and marketing of bioinformatics and cheminformatics products for the pharmaceutical, biotechnology and chemical industries. The Company intends to use these assets in the same manner in which they were used prior to the acquisition.

The Company paid $29.9 million for the Software Subsidiaries, consisting of $18.7 million in cash, $9.7 million in assumed liabilities and $1.5 million in transaction costs. Of the $18.7 million paid in cash, $2.0 million was paid into a one year escrow account as security against the representations and warranties made by the seller in the related contract. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values.

Based on an independent valuation, the Company recorded a third quarter 2000 charge of $2.3 million related to the write-off of the portion of the purchase price that was allocated to in-process research and development. The remainder of the purchase price was allocated as follows: $5.3 million to net liabilities (net of cash acquired of $0.2 million), $11.7 million to developed software, $2.1 million to customer lists and other identified intangible assets, and $19.1 million to goodwill. The developed software is being amortized over three years within cost of revenue, the customer lists and other identified intangible assets are being amortized over three years within sales, general and administrative expenses, and the goodwill is being amortized over five years. The operating results of the Software Subsidiaries have been included in the Company's results of operations since the acquisition date.

Assuming that the acquisition of Synopsys and of the Software Subsidiaries had occurred on January 1 of the respective years, the pro forma consolidated results of operations would be as follows (in thousands except per share amounts):


                                                Nine Months Ended
                                                  September 30,
                                            2000                1999
                                        -------------------------------
Total Revenue                           $     90,237       $     88,301
Net Loss                                $    (26,165)      $    (26,959)

Loss per Share:
  Basic                                 $      (1.17)      $      (1.38)
  Diluted                               $      (1.17)      $      (1.38)


The above pro forma results of operations for both periods presented do not give effect to the write-off of allocated in-process research and development of $8.7 million.

NOTE (4) - RECENTLY ISSUED ACCOUNTING STANDARDS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of nonrefundable up-front fees received in conjunction with a research and development arrangement. The Company is required to adopt SAB 101 in the fourth quarter of 2000. The Company does not expect the adoption of SAB 101 to have any material impact on the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Financial Instruments and for Hedging Activities" (SFAS 133). The statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement will require the recognition of all derivatives on the Company's balance sheet at fair value. In July 1999, the FASB issued Statement of Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which defers the adoption requirement to the first quarter of 2001. The Company does not believe either standard will have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of Pharmacopeia, Inc. ("Pharmacopeia" or the "Company") should be read in conjunction with the Unaudited Financial Statements and related notes included elsewhere in this Form 10-Q, and also in conjunction with the Consolidated Financial Statements and related notes included in the Company's Form 10-K/A for the year ended December 31, 1999. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or expressions. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

The Company's registration statement on Form S-3 (Reg. No. 333-34478) and most recent Form 10-K/A describe certain risk factors and uncertainties that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. These risk factors and uncertainties should be considered in connection with any investment in the Company's common stock. These uncertainties include the acceptance by potential customers of combinatorial chemistry and analysis of compounds provided by the Company as an effective tool in drug discovery, the ability of the Company to establish additional collaborative or licensing arrangements on terms favorable to the Company, the expertise of third parties in developing and commercializing products based on library compounds produced and lead compounds discovered by the Company, and the ability of the Company's Software Segment to achieve increased market acceptance and penetration.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Total revenue grew 12% to $27.1 million in the third quarter of 2000 compared to $24.3 million in the third quarter of 1999.

Drug discovery services revenue was $7.9 million in the quarter ended September 30, 2000, consistent with $7.9 million in the third quarter of 1999. Library outlicensing revenue decreased, as expected, by $0.7 million, or 50%, while an early contract termination in June 2000 of a lead discovery services contract resulted in a decrease in revenue of $0.9 million. Offsetting these decreases were increases in lead discovery and lead optimization revenue, primarily from new collaborations. Drug discovery services revenue for the quarters ended September 30, 2000 and 1999 included no one-time milestone or up front license fee payments.

Total revenue (including software license, service, and other revenue and hardware revenue) generated from the Software Segment increased 18% to $19.2 million in the third quarter of 2000 compared to $16.3 million in the comparable quarter of 1999. This increase in Software Segment revenue can be attributed to a $3.8 million (27%) increase in software license, service and other revenue, partially offset by a $0.9 million (41%) decrease in hardware revenue. Hardware revenue decreased primarily because of reorganization in the distribution channel of the Company's sole supplier of hardware for resale.

Software license, service and other revenue increased 27% to $17.9 million in the third quarter of 2000 compared to $14.1 million in the third quarter of 1999. This increase is due in part to revenue totaling $1.8 million generated from the acquisitions of Synopsys and the Software Subsidiaries (see also Notes to Financial Statements included elsewhere herein). Absent the benefit resulting from these acquisitions, software license, service and other revenue in the 2000 third quarter increased by $2.0 million, or 14%, compared to the third quarter of 1999. This increase is due primarily from new formulations, functional genomics and X-ray crystallography consortia, and from increased demand for the Company's expert modeling and simulation solutions.

Gross margin generated from the Drug Discovery Services Segment decreased 37% to $2.2 million (27% of related sales) in the third quarter of 2000 compared to $3.5 million (44% of related sales) in the comparable quarter of 1999. This decrease in gross margin resulted from the absorption by funded collaborative research projects of a larger portion of overhead as a result of the Company's 1999 decision to decrease its internally funded drug discovery research efforts. In addition, the shift from library out-licensing revenue to optimization service revenue tended to decrease gross margins.

Gross margin generated from the Software Segment increased 21% to $15.5 million (81% of related sales) in the 2000 third quarter compared to $12.8 million (78% of related sales) in the 1999 third quarter. The increase in the amount of gross margin resulted from the increase in Software Segment revenue. The increase in gross margin as a percentage of related sales resulted from a change in the mix of sales from hardware to software, partially offset by the amortization of acquired developed software included in current year results.

Research and development expenses declined 9% to $6.6 million in the third quarter of 2000 compared to $7.2 million in the third quarter of 1999. Research and development costs include costs associated with internal drug discovery programs, software development, ultra high-throughput screening and informatics. The decline in research and development expenses is attributable to a $2.1 million reduction at the Drug Discovery Services Segment primarily resulting from the reduction of internally funded drug development activities, partially offset by a $1.5 million increase in research and development activity within the Software Segment (primarily the effects of the acquisitions described above).

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

Sales, general and administrative expenses increased by 28% to $12.3 million (45% of total revenue) in the third quarter of 2000 compared to $9.6 million (40% of total revenue) in the third quarter of 1999. The increase of $2.7 million is primarily attributable to a $1.6 million increase (including $0.3 million of amortization) resulting from the current year acquisitions described above. Also contributing to the increase was an increase in the Software Segment's sales and marketing head count to support growth.

On September 6, 2000 the Company acquired the Software Subsidiaries as more fully described in the Notes to Financial Statements included elsewhere herein. As a result of this acquisition the Company recorded a third quarter 2000 charge of $2.3 million related to the write-off of the portion of the purchase price that was allocated to in-process research and development. In the third quarter of 1999 there were no acquisition-related write-offs of in-process research and development. In addition, the third quarter 2000 results include amortization of goodwill related to this and other acquisitions of $1.1 million as compared to $0.1 million in the third quarter of 1999.

The Company recorded interest and other income of $2.9 million and $1.1 million for the third quarters of 2000 and 1999, respectively. This increase of $1.8 million resulted primarily from increased interest income resulting from the investment of the proceeds from a $110 million private placement of the Company's common stock in March 2000.

The Company recorded an income tax provision of $221,000 for the third quarter of 2000 and $36,000 for the third quarter of 1999. The 2000 and 1999 tax provisions are primarily due to foreign and state taxable income generated from the Software Segment. These provisions differ from the Federal tax rate primarily because of the effect of permanent book-tax differences, and the utilization of net operating loss carryforwards and net operating loss carrybacks.

As a result of the increased revenue, the increased gross margins, the decreased research and development costs, the increased acquisition related charges, and the other matters described above, the Company generated a net loss of $1.9 million ($0.08 per diluted share) in the current quarter compared to net income of $0.3 million ($0.02 per diluted share) in the comparable prior year quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Total revenue grew 11% to $78.9 million for the nine months ended September 30, 2000 compared to $70.8 million for the nine months ended September 30, 1999.

Drug discovery services revenue increased 22% to $30.7 million for the nine months ended September 30, 2000 compared to $25.2 million for the nine months ended September 30, 1999. This increase of $5.5 million was attributable to a first quarter 2000 technology out-license fee of $3.0 million, $1.3 million of milestone payments in the second quarter 2000, and a second quarter 2000 contract termination whereby $2.5 million was earned in the second quarter 2000 that would have otherwise been earned ratably over the third and fourth quarters of 2000. Drug discovery services revenue for the nine months ended September 30, 1999 did not include any up-front out-license fees, termination fees or milestone payments.

Total revenue (including software license, service, and other revenue and hardware revenue) generated from the Software Segment increased 6% to $48.2 million for the nine months ended September 30, 2000 compared to $45.6 million for the nine months ended September 30, 1999. This increase in Software Segment revenue can be attributed to a $5.2 million (13%) increase in software license, service and other revenue, partially offset by a $2.6 million (39%) decrease in hardware revenue. Hardware revenue decreased primarily because of reorganization in the distribution channel of the Company's sole supplier of hardware for resale.

Software license, service and other revenue increased 13% to $44.2 million for the nine months ended September 30, 2000 compared to $39.0 million for the nine months ended September 30, 1999. This increase is primarily the result of revenue totaling $3.1 million generated from the acquisitions of Synopsys and the Software Subsidiaries (see also Notes to Financial Statements included elsewhere herein). Absent the benefit resulting from these acquisitions, software license, service and other revenue increased by $2.1 million, or 5%, for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. This increase is due primarily from new formulations, functional genomics and X-ray crystallography consortia.

Gross margin generated from the Drug Discovery Services Segment increased 31% to $12.8 million (42% of related sales) for the nine months ended September 30, 2000 compared to $9.8 million (39% of related sales) for the nine months ended September 30, 1999. This improvement resulted from the up-front out-license, termination and milestone payments described above, offset partially by the fact that funded collaborative research projects now absorb a larger portion of overhead as a result of the Company's 1999 decision to decrease its internally funded drug discovery research efforts.

Gross margin generated from the Software Segment increased 10% to $38.0 million (79% of related sales) for the nine months ended September 30, 2000 compared to $34.6 million (76% of related sales) for the nine months ended September 30, 1999. The increase in the amount of gross margin and the increase in gross margin as a percentage of related sales resulted from a change in the mix of sales from hardware to software, primarily offset by the amortization of acquired developed software included in the current year results.

Research and development expenses declined 12% to $18.4 million for the nine months ended September 30, 2000 compared to $21.0 million for the nine months ended September 30, 1999. Research and development costs include costs associated with internal drug discovery programs, software development, ultra high-throughput screening and informatics. The decline in research and development expenses is attributable to a $4.8 million reduction at the Drug Discovery Services Segment primarily resulting from the reduction of internally funded drug development activities, partially offset by a $2.2 million increase in research and development activity within the Software Segment (primarily the effects of the acquisitions described above).

Sales, general and administrative expenses increased by 16% to $32.3 million (41% of total revenue) for the nine months ended September 30, 2000 compared to $27.9 million (39% of total revenue) for the nine months ended September 30, 1999. The increase of $4.4 million is primarily attributable to a $2.3 million increase (including $0.7 million of amortization) resulting from the current year acquisitions described above. Also contributing to the increase was an increase in the Software Segment's sales and marketing head count to support growth.

Amortization of goodwill increased to $2.1 million for the nine months ended September 30, 2000 as compared to $0.2 million for the nine months ended September 30, 1999. The increase of $1.9 million is primarily the result of seven months of amortization expense totaling $1.5 million in 2000 associated with the acquisition of Synopsys and one month of amortization expense totaling $0.3 million in 2000 associated with the acquisition of the Software Subsidiaries. In addition, goodwill amortization expense for the nine months ended September 30, 2000 includes nine months of amortization expense associated with the Company's March 1999 acquisition of Japanese distribution rights and remaining joint venture interest as compared to six months of amortization expense for the comparable period in 1999.

As a result of the February 2000 acquisition of Synopsys, the Company recorded a first quarter 2000 charge of $6.4 million related to the write-off of the portion of the purchase price that was allocated to in-process research and development. In addition, as a result of the September 2000 acquisition of the Software Subsidiaries, the Company recorded a third quarter 2000 charge of $2.3 million related to the write-off of the portion of the purchase price that was allocated to in-process research and development. There were no write-offs of in-process research and development for the nine months ended September 30, 1999.

The Company recorded interest and other income of $6.8 million and $2.9 million for the nine months ended September 30, 2000 and 1999, respectively. This increase of $3.9 million resulted primarily from increased interest income resulting from the investment of the proceeds from a $110 million private placement of the Company's common stock in March 2000.

The Company recorded an income tax provision of $741,000 for the nine months ended September 30, 2000 compared to $104,000 for the nine months ended September 30, 1999. The 2000 and 1999 tax provisions are primarily due to foreign and state taxable income generated from the Software Segment. These provisions differ from the Federal tax rate primarily because of the effect of permanent book-tax differences, and the utilization of net operating loss carryforwards, and net operating loss carrybacks.

As a result of the increased revenue, the increased gross margins, the decreased research and development costs, the increased acquisition related charges, and the other matters described above, the Company generated a net loss of $4.7 million ($0.21 per diluted share) for the nine months ended September 30, 2000 compared to a net loss of $1.8 million ($0.09 per diluted share) for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its activities to date primarily through the sale of equity securities, drug discovery services, software licenses, software maintenance services and hardware. As of September 30, 2000, the Company had working capital of $129.4 million compared to $58.7 million as of December 31, 1999. The majority of this $70.7 million increase in working capital was generated from a $110 million private placement of common stock by the Company in March 2000 and from $14.4 million received by the Company upon the exercise of stock options, offset by the $23.2 million of net cash paid for the acquisition of Synopsys, and $18.5 million of net cash paid and $9.7 million of liabilities assumed for the acquisition of the Software Subsidiaries, both of which are described more fully in the Notes to Financial Statements included elsewhere herein.

As of September 30, 2000, the Company's cash, cash equivalents and marketable securities totaled $166.5 million, which are invested in U.S. Treasury and government agency obligations, investment grade commercial paper and other short-term money market instruments. This represents an increase of $97.5 million from the 1999 year end level of $69.0 million. This increase was primarily the result of the factors contributing to the $70.7 million increase in working capital described above, absent the $9.7 million of liabilities assumed for the acquisition of the Software Subsidiaries, plus a $9.8 million reduction in accounts receivable.

As of September 30, 2000, the Company had outstanding commitments for equipment purchases totaling $0.1 million. The Company anticipates that its capital requirements may increase in future periods as the Company expands its research and development activities, expands its facilities and acquires additional equipment. However, as the Company curtails its internally funded drug discovery activities, these increases may be temporarily offset or delayed by the Company's redeployment of laboratory equipment and facilities from internal drug discovery work to collaborative work, if and when needed for such collaborative work. The Company's capital requirements may also increase in future periods as the Company seeks to expand its technology platform through investments, licensing arrangements, technology alliances or acquisitions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's international operations are subject to risks inherent with exchange rate fluctuations. Through the third quarter of 2000, approximately 35% of the Company's consolidated revenue was derived from customers outside the United States. Approximately 25% of the Company's revenue was derived from customers in Europe and approximately 10% was derived from customers in the Asia/Pacific region for the same period. The Company's exchange rate risk is greatest for dollar/euro, dollar/pound sterling and dollar/yen fluctuations. The Company's direct international sales generally are denominated in local currencies. Fluctuations in the value of currencies in which the Company conducts business relative to the United States dollar result in currency transaction gains and losses. When deemed appropriate, the Company engages in exchange rate-hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations. At September 30, 2000, the Company had no material hedging transactions in effect.

The Company does not use derivative financial instruments in its operations or investment portfolio. However, the Company regularly invests excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest-sensitive financial instruments as of September 30, 2000.

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

ITEM 4.           Submission of Matters to a Vote of Security Holders - None

ITEM 5.           Other Information - None

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits - See Exhibit Index on Page 18

                  (b) Reports on Form 8-K

                           (i) Current report on Form 8-K filed August 16, 2000 reported under Item 5 relating to the execution of a definitive agreement for the acquisition of the software subsidiaries of Oxford Molecular Group Plc.

                           (ii) Current report on Form 8-K filed September 20, 2000 reported under Item 2 relating to the completion of the acquisition of the software subsidiaries of Oxford Molecular Group Plc.

                           (iii) Current report on Form 8-K/A filed November 13, 2000 reported under Item 7 relating to the financial statements and pro forma financial information of the software subsidiaries of Oxford Molecular Group Plc.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PHARMACOPEIA, INC.

                                    By:  /s/ BRUCE C. MYERS
                                         ---------------------------------------
                                         Bruce C. Myers
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Duly Authorized Officer and Chief
                                             Accounting Officer)

                                         Date:  November 14, 2000

                               PHARMACOPEIA, INC.

                                INDEX TO EXHIBITS

No.               EXHIBIT

27.1     Financial Data Schedule, September 30, 2000