Form 10-K
period 2000-12-31
PHARMACOPEIA INC
filed 2001-03-27
CIK 1002388

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
   /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $476,132,000 based on the last sale price of Common Stock reported on The Nasdaq National Market on January 31, 2001. 6,502,530 shares of Common Stock held by officers, directors, and holders of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of January 31, 2001, the number of outstanding shares of the Registrant's Common Stock was 23,475,865.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant's Proxy Statement for the Annual Stockholders Meeting to be held May 2, 2001.

================================================================================

                       PHARMACOPEIA, INC. AND SUBSIDIARIES

                                 2000 FORM 10-K

                                TABLE OF CONTENTS


                                                                                                               PAGE
                                                                                                               ----
PART I     .......................................................................................................

           ITEM 1.      BUSINESS..................................................................................1
           ITEM 2.      PROPERTIES...............................................................................24
           ITEM 3.      LEGAL PROCEEDINGS........................................................................24
           ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................25
           ITEM 4A.     EXECUTIVE OFFICERS OF THE REGISTRANT.....................................................25

PART II    ......................................................................................................

           ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....................27
           ITEM 6.      SELECTED FINANCIAL DATA..................................................................27
           ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS......................................................28
           ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                        RISK.....................................................................................33
           ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................35
           ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE......................................................54

PART III   .......................................................................................................

           ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................................54
           ITEM 11.     EXECUTIVE COMPENSATION...................................................................54
           ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT...............................................................................54
           ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................54

PART IV    ........................................................................................................

           ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                        FORM 8-K.................................................................................54

SIGNATURES.......................................................................................................58


                                     PART I

ITEM 1.  BUSINESS

     Pharmacopeia, Inc. ("Pharmacopeia" or the "Company") designs, develops, markets and supports science and technology-based products and services intended to improve and accelerate the processes of drug discovery and chemical development. The Company's Software Segment provides molecular modeling and simulation, bioinformatics and cheminformatics software that facilitates the discovery and development of new drug and chemical products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries. The Company's Drug Discovery Services Segment provides drug discovery services to pharmaceutical and biotechnology companies based on proprietary combinatorial chemistry and high throughput screening technologies.

     When used anywhere in this Report, the words "expects", "believes", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. The Company has based these forward-looking statements on its current expectations about future events. Such statements are subject to the qualifications described on page 28 under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Following are more detailed descriptions of each of the Company's two business segments.

                         PHARMACOPEIA'S SOFTWARE SEGMENT

     Pharmacopeia's Software Segment consists of companies acquired by Pharmacopeia over the last few years - Molecular Simulations Incorporated ("MSI") acquired in June 1998, Synopsys Scientific Systems, Ltd. ("Synopsys") acquired in March 2000, and the software subsidiaries of Oxford Molecular Group plc acquired in September 2000.

SOFTWARE SEGMENT OVERVIEW

     For companies in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries, innovation in the discovery and development of new products and the rapid, cost-effective commercialization of these products is crucial to success. Companies in these industries invest considerable resources in technologies that suggest productive new pathways for research projects, increase the efficiency of discovery and development processes, or enable them to maximize the use of corporate data, information, and knowledge. One such technology area is software-based computation, analysis, informatics and knowledge management tools. These allow users to simulate processes, predict the outcome of product designs, manage data and turn it into useful information, support decisions, and manage workflows.

     Pharmacopeia's Software Segment designs, develops, markets and supports software that facilitates the discovery and development of new products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries. Using these software products, researchers may increase the speed and efficiency of the research and development cycle, thereby reducing product development costs and shortening the time to market for new product introductions and process improvements. Customers of the Company's Software Segment include leading commercial, governmental and academic organizations. Many of the largest pharmaceutical, biotechnology, chemical, petroleum and semiconductor companies worldwide use Pharmacopeia software. The Company markets its products and services worldwide, principally through its direct sales force based in the United States, Europe and Asia, excluding Japan, and through distributors in Japan.

     Following are brief descriptions of the Company's various software product lines.

     MOLECULAR MODELING AND SIMULATION SOFTWARE. Many factors that affect a molecule, including activity, bioavailability, toxicity, shelf life and environmental impact, are governed by fundamental, atomic level properties such as shape, structure and reactivity. Molecular simulation was developed to predict these molecular properties and help researchers discover new products, sharpen the focus of experimental activities and improve ultimate product performance. Pharmacopeia is a leading provider of molecular modeling, simulation, and information management software.

     The Company has a broad molecular modeling and simulation product suite consisting of over 100 application modules based on proprietary technologies that employ fundamental scientific principles, advanced computer visualization, molecular modeling techniques and computational chemistry. These application products allow scientists to perform molecular level computations of chemical, biological and materials properties, to simulate, visualize and analyze chemical and biological systems, and to communicate the results to other scientists. The Company's products are based upon advanced software architectures that facilitate the development, integration and deployment of new software products. The Company also offers open access to its core software development environment, within which customers and third-party licensees can develop, integrate and distribute their own software applications for computational chemistry, biology and materials research.

     Pharmacopeia plans to continue enhancing its software product and service offerings for simulation specialists, who are the principal users of molecular modeling and simulation products. In addition, Pharmacopeia plans to broaden its user base of this software to include the much larger population of experimentalists--laboratory scientists and engineers who engage in experimental activities.

     BIOINFORMATICS SOFTWARE. Pharmacopeia is a leading provider of tools for gene sequence analysis and bioinformatics. The Company provides a suite of 130 programs enabling molecular biologists to search, edit, compare, map, and align sequence data. Researchers use these to enable the analysis of DNA and protein sequences and structure, predict RNA secondary structure, and annotate protein sequences. Such capabilities help them to use the genomic data that is being made available by projects such as the Human Genome Project. In addition, the Company provides enterprise-wide data management and analysis tools that assist in the management of this data. These are based on the Oracle architecture. Data visualization and analysis capabilities allow this data to be viewed and understood on standard desktop computers.

     CHEMINFORMATICS SOFTWARE. Pharmacopeia is a leading provider of tools to manage and analyze chemical information. The Company's tools are based on standard database architectures such as Oracle and Access. The Company provides data visualization and analysis software to search, retrieve, and use chemical structures, biological and chemical data, experimental data, and registration information. Many of these tools use industry standard software components and are compliant with applications such as Microsoft Excel, allowing chemists to interact with chemical data within familiar productivity tools. The Company also uses this component technology and its database architectures to build customized enterprise-wide systems for client companies.

SOFTWARE SEGMENT BUSINESS STRATEGY

     Pharmacopeia's Software Segment's objective is to strengthen its position as a leading provider of software-based computation, analysis, informatics and knowledge management products and services worldwide by providing a comprehensive set of integrated productivity tools that are integral to the enterprise-wide research and development activities of its customers. The key elements of Pharmacopeia's strategy to achieve this objective include:

o EXPAND USER BASE. Pharmacopeia plans to increase sales to its key software accounts and pursue new software customers within existing markets. In addition, software will be targeted not only at a growing number of molecular modeling and simulation and gene sequence analyses specialists, but also at the much larger group of experimentalists (scientists and engineers). Pharmacopeia believes it can leverage its strong relationships with modeling, simulation and analysis specialists to help promote use of modeling, simulation and analyses methods by other scientists working in the same organization as the specialists.

o LEVERAGE CORE COMPUTATIONAL TECHNOLOGY AND MAINTAIN TECHNOLOGY LEADERSHIP. Pharmacopeia believes that its core molecular modeling and simulation and gene sequence analysis technologies have helped position the Company at the forefront of computational methods technology providers. Pharmacopeia intends to continue to make significant investments in research and development in order to improve the efficiency and predictive accuracy of this core technology and to maintain its technology leadership.

o ENHANCE TECHNOLOGY POSITION. The Company strengthens its scientific and technical expertise through acquisitions and consortia, and through joint development projects with leading academic, governmental and industrial researchers. Pharmacopeia's Software Segment may continue to pursue acquisitions and strategic relationships with third parties in order to provide it with early access to new technologies, facilitate market acceptance of new products and reduce internal research and development investment.

o EXPAND INFORMATICS MARKET SHARE. As the use of molecular modeling and simulation, gene sequence analysis and other computational methods expand, especially to the experimentalists, and as the amount of data about drug discovery and chemical development activities also continues to expand, the Company's customers will need more comprehensive and sophisticated data and knowledge management tools. The Company plans to continue to improve its bioinformatics and cheminformatics offerings, and to leverage its relationships with customers, to expand its sales of data and knowledge management products.

o CREATE COLLABORATIVE SYSTEMS AND ENVIRONMENTS - The Company believes that continued expansion in the use of software-based drug discovery and chemical development tools and databases will also lead to the need for workflow and project management tools that help researchers to better collaborate and manage projects. The Company plans to continue to improve its bioinformatics and cheminformatics offerings to include workflow and project management capabilities. As these product offerings expand, the Company also expects increased opportunities to tailor and customize work group and enterprise-wide solutions for customers.

SOFTWARE SEGMENT SCIENCE AND TECHNOLOGY

      Following are more detailed descriptions of the science and technologies supporting each of the Company's various software product lines.

MOLECULAR MODELING AND SIMULATION - The Company's molecular modeling and simulation technology delivers predictive models of chemical, biological and materials phenomena within an open environment. This technology simulates subatomic, interatomic and intermolecular interactions, and a wide range of corresponding properties, including molecular structure, activity, diversity, stability, morphology, solubility, adhesion, adsorption, diffusion, color, analytical spectra, and optical, electrical and mechanical properties. There are five primary classes of molecular and materials simulation methods, all of which are found in the Company's products:

o QUANTUM METHODS. Quantum methods, the most fundamental of the Company's simulation methods, compute interactions at the level of electrons and nuclei. These methods are capable of simulating which chemical entities are stable, how chemical reactions occur, and properties such as reactivity, color and magnetism. These methods are computationally demanding. Historically, they have been applied to small, carefully selected models. Technological advances, many driven by the Company and its partners, are now allowing quantum methods to be applied more generally and to larger materials and systems.

o MOLECULAR METHODS. Molecular methods probe molecular conformations and the interactions between molecules based on simplified analytical expressions. These methods include automated procedures for probing how a drug molecule binds to an active site, what conformations a polymer chain may adopt, and what similarities exist between a new amino acid sequence and protein sequences for which tertiary structures are known. They also include tools used to determine structure based on x-ray diffraction or nuclear magnetic resonance data. Such methods contain more approximations than quantum methods but can be applied to much larger and more complex systems, supporting insight into many chemical processes.

o MESOSCALE METHODS. Mesoscale methods study processes above the molecular scale that are critical to materials and chemical engineering properties. These methods are particularly suited to predicting the properties and mixing behaviours of polymer mixtures, complex fluids, detergents, and soft materials.

o CORRELATIVE METHODS. Correlative methods identify interrelationships between structure and properties that can be used predictively. In many cases, macroscopic properties are known to be determined by molecular-level behavior, but the analytical details of these relationships are not known. The quantitative structure activity relationship methods ("QSAR") provide a framework in which to correlate molecular attributes and macroscopic properties. The framework can predict, to a reasonable degree of confidence, the properties of molecules that are comparable with a control set for which properties have been measured.

o STATISTICAL METHODS. Statistical methods are needed when many different configurations must be sampled or when macroscopic properties reflect an averaging over many different states. These include methods for modeling complex polymer structures, computing thermodynamic parameters and conducting statistical analyses of real and virtual molecular libraries.

o OPEN ARCHITECTURE. The Company has pioneered an open molecular simulation software architecture, Cerius2, which includes an efficient data model; libraries of mathematical, chemical and graphical utilities; and a client/server data and communications management layer. Cerius2, a modular, object-oriented system, is written principally in C++ and uses industry-standard protocols such as MOTIF and TCP/IP. This modular architecture is designed to provide streamlined access to the various methods described above, allowing their use in discrete, combined and packaged ways. The Cerius2 application programming interfaces ("APIs") are used by the Company's internal developers to create products. The same APIs are made available through the Cerius2 SDK to customers and third-party licensees.

o DESKTOP AND ENTERPRISE-WIDE ACCESS. WebLab is an extension of the Cerius2 open architecture, and is the medium by which the Company can deliver molecular modeling and simulation desktop products for life sciences experimentalists. These products make use of both the Cerius2 architecture and methods running on a server machine. The server is a UNIX workstation accessed through a corporate Intranet. The client browser application is created using industry-standard languages and protocols. The WebLab Viewer, a helper application, provides improved performance in the display and manipulation of molecular structures. Versions of the WebLab Viewer have been released for PCs running under Windows 95, Windows 98, Windows 2000 and Windows NT.

     Materials Studio is a client-server architecture that enables the Company's materials modeling and simulation codes to be used on desktop personal computers. The client software provides a PC-based modeling and visualization environment from which users can set up, run, and analyze computations on more powerful computer servers on their Intranet. The servers can be UNIX workstations, Linux servers, or Windows NT/2000. The client software runs on Windows 95, Windows 98, Windows 2000, Windows NT, and Windows Me.

     MSI's Cerius2 architecture, graphics and interface subsystems are supported on Silicon Graphics and IBM UNIX workstations. Certain of the methods are also supported on vector supercomputers and on shared and distributed memory parallel architectures. Existing and planned WebLab products will run on major platforms that support standard browser technology. Existing and planned Materials Studio server codes run on Silicon Graphics and Compaq UNIX workstations and Windows platforms.

BIOINFORMATICS SOFTWARE -The Company's bioinformatics solutions enable the management and analysis of biological data and provide a wide range of gene sequence analysis capabilities.

o GENE SEQUENCE ANALYSIS. The core technology serving the bioinformatics and gene sequence analysis market is contained within a suite of programs called the GCG Wisconsin Package. This contains over 130 programs covering the research needs of molecular biologists. Based on published algorithms from the fields of mathematical and computational biology, the Package includes sequence comparison, database searching and retrieval, DNA/RNA secondary structure prediction, editing and publication, evolutionary analysis, fragment assembly, gene finding and pattern recognition, importing and exporting, mapping, primer selection, protein analysis, and translation.

     The computational and analysis capabilities of the GCG Wisconsin Package run on UNIX workstations. They can be accessed through a variety of client user interfaces, enabling broad access to this technology. These include SeqWeb, a web browser-based interface that allows researchers to access the technology across corporate intranets; SeqLab enabling X-Windows-based access; and OMIGA, which provides access to users of Windows operating systems. MacVector provides gene sequence analysis capabilities to users of Macintosh computers.

o RELATIONAL DATABASES. SeqStore, the Company's Oracle database technology, allows researchers to collect, organize, and maintain genomic data and the results of analyses in in-house corporate databases. The SeqStore data warehouse makes data from separate groups available across the corporate structure. Dynamic update technology allows new data to be continually and automatically added to the database.

     In-house developers can access the Oracle data from popular development tools across multiple platforms and multiple networks, including Microsoft's VisualTools, Open Database Connectivity (ODBC), Java, Java Database Connectivity (JDBC), and Oracle Objects for OLE.

     GCG Wisconsin Package analyses can be applied to SeqStore databases - a process that can be automated as the data is updated, creating an automated sequence analysis pipeline that alerts the researcher to potentially valuable information as it is created.

o DATA CONTENT. The Company provides its users with a wide range of public databases in convenient formats that can be updated at regular intervals through its Data Update Services. These include GenBank and EMBL for nucleic acid sequences, SP-TREMBL protein translations of coding sequences, PIR protein sequences, NRL_3D sequence and three-dimensional structure, GenPept unannotated translations of GenBank sequences, REBASE restriction enzyme data, including restriction enzyme, SWISS-PROT well-annotated protein sequences, and PROSITE protein sequence motifs.

CHEMINFORMATICS SOFTWARE - The Company provides software to manage chemical information, such as 2D chemical structure diagrams and associated property data. This software ranges from chemical data management and analysis technology integrated with standard desktop productivity tools to enterprise-wide informatics systems. The company also provides a number of software packages focused on particular applications of interest to the chemist, and a range of useful data content.

o CORE DATABASES. Much of the Company's cheminformatics technology is founded on its two Oracle databases, RS(3) and ACCORD for Oracle. These allow chemical objects to be stored, manipulated, and searched using industry standard query languages and tools. The Company is engaged in the creation of a single, integrated "chemistry engine" based on these technologies.

o PRODUCTIVITY TOOLS. The ACCORD for Excel, ACCORD for Access, and RS(3) for Excel software packages allow chemical objects to be stored and manipulated within these standard Microsoft desktop productivity tools. This means that the researcher can view and analyze chemical data without the need to learn new software systems, and that the wide range of calculation and data management features available in these applications can be easily applied to chemical data without the need for the Company to develop and maintain specialist tools. The DIVA technology provides desktop decision support capabilities, allowing users to work with chemical structures, assay results and other chemical and biological data in one spreadsheet.

o APPLICATION-FOCUSED TOOLS. The Company offers tailored products that apply its database and data management technology to specific problems in high throughput screening. RS(3) HTS is a data management system based on the RS(3) database that is designed to assist biologists and chemists to track the workflow of high-throughput screening. OMM is a flexible screening management and data processing solution for plate-based biological assays.

o PREDICTION ENGINES. Diamond Discovery is an enterprise-wide decision support system, based on an open Oracle architecture, that works with current corporate chemical and biological database systems providing a range of tools to predict key properties based on the available data. These properties include molecular descriptors to aid profiling of compound sets, physicochemical properties to improve screening selection, and the toxicity of compounds.

o DATA CONTENT. The Company delivers a range of chemical databases. These include the Failed Reactions Database offering data on reactions that afford unexpected results, Solid-Phase Synthesis designed for chemists engaged in the design of combinatorial libraries, Metabolism and Biotransformations providing data on the metabolic fate of organic molecules, Methods in Organic Synthesis (MOS) containing over 3,000 new reactions each year, BioCatalysis covering biomolecule-mediated organic synthesis, Protecting Groups providing chemists with ready access to selected information on the full range of protecting group chemistry, and BIOSTER that provides a critical compilation of thousands of bio-analogous molecule pairs.

o DEVELOPER TOOLS. The Company enables application developers to build on its database technologies through the RS(3) IAB (Intranet Application Builder) and Accord SDK (Software Developer's Kit) products.

SOFTWARE SEGMENT PRODUCTS AND SERVICES

     Pharmacopeia's Software Segment offers a broad suite of software products and services designed to enable its customers to shorten product lead times, reduce research and development costs, improve product and process performance, manage and analyze chemical and biological data and information, and communicate more effectively both inside and outside an organization. These products and services incorporate the following attributes:

o VALIDATED CORE MODELING TECHNOLOGY. The core technology underlying the Company's modeling and simulation products consists of a number of fundamental, scientifically proven methods for conducting predictive computer modeling and analyses of chemical, biological and materials phenomena at the atomic and molecular level. This core technology is validated by over a decade of industrial use and by the publication of hundreds of presentations, papers and articles citing applications of this technology.

o BROAD APPLICABILITY. The validated core technology underlying the Company's products enables Pharmacopeia to offer a wide range of products and services to a variety of industries, including the pharmaceutical, biotechnology, chemical, petrochemical, electronics, food, paper, agrochemical, aerospace, plastics, paint and natural gas industries. The Company's products simulate and analyze both small molecules that may be candidates for new drugs and more complex molecular structures such as proteins or the polymers found in advanced materials. These products are used in research applications as diverse as drug discovery, protein design and structure determination, crystallization and formulation, polymer property prediction, catalysis and development of electronic materials.

o DATA MANAGEMENT COMPLIANT WITH INDUSTRY STANDARDS. The Company's data management and analysis solutions are based on industry-standard technologies such as Oracle. This means that they are compliant with other corporate systems and retain the maximum openness and flexibility. The Company's technology ensures that these standards are enabled for chemical and biological data.

o OPEN ARCHITECTURE. Many of the Company's products are based upon open architectures that allow customers, collaborators and third parties to develop software applications in the same development environment used internally by the Company. Core molecular modeling functions are included in this open environment, which permits developers to focus on their particular scientific interests and increase the power and utility of their programs by integrating them with the Company's products.

o EASE OF USE. The Company's UNIX software products are integrated, modular, focused on specific research areas or techniques, and accessible by intuitive graphical user interfaces ("GUI"). These enable experimentalists to use molecular simulation in a manner consistent with established analytical and laboratory techniques, in a user-friendly computational environment.

o INCREASED ACCESS. The Company has developed desktop product lines that target a broader group of users, including laboratory scientists and engineers. Web browsers and software products running in the Microsoft Windows environment are used increasingly by scientific researchers on desktop computers to search for, analyze and communicate scientific data, particularly within corporate Intranets. The Company's desktop products use familiar technology and are built upon the Company's open architecture and validated core technology.

     Based upon the science, technology and attributes described above, Pharmacopeia provides a broad suite of software products used throughout the research and development cycle. Pharmacopeia believes that offering a "single-shop," integrated drug discovery and chemical development solution will be a significant benefit to its customers. Individual software modules are priced from $500 to $75,000 for commercial customers. Discounts ranging from 50% to 85% are offered to academic customers. In addition to these software modules, the Company also offers the following:

o INTEGRATION PRODUCTS AND SERVICES. With most software modules the Company offers customers and third-party licensees a standard environment in which to develop and integrate their own applications. These integration products provide an external developer with access to APIs used by the Company's own internal development staff. As a result, a developer can employ most of the functions, subsystems or methods embodied in or accessible through the Company's products to integrate an external program or to create additional application functionality, with a corresponding GUI.

o DATABASES. Databases are a close adjunct to the Company's software products. The Company creates, maintains and sells a database of chemical reactions in connection with its cheminformatics product line. The Company also resells a number of scientific databases created by third parties.

o CONSULTING SERVICES. The Company offers consulting, contract research, custom development and systems integration services, with a particular emphasis on the development of enterprise-wide informatics and decision support systems. These services allow customers to benefit from the Company's facilities and the expertise of the Company's staff in outsourcing these types of specialist functions.

o COMPUTER HARDWARE. As a convenience to its customers, the Company acts as a value-added reseller of computer hardware. The Company purchases substantially all of its hardware for resale from a Silicon Graphics, Inc. ("SGI") authorized distributor.

SOFTWARE SEGMENT - PRODUCT USES

      The Company's software products are used in a variety of research areas within a number of industries. The principal research and development areas in which the Company's software products are used include the following:

o SEQUENCE TO STRUCTURE. The Company's bioinformatics and structural biology software provides tools that enable researchers to tackle the range of problems inherent in moving from gene sequence data to fully characterized targets for drug discovery projects. This range of activities represents the early stages of the drug discovery process and is an essential pre-requisite for the structure-based route to drug discovery. Relevant problems include finding interesting sequences within the huge quantities of available genetic data, characterizing those sequences and relating them to particular functions, determining the secondary structure of DNA and RNA, determining the three dimensional molecular structure of proteins (often using data from analytical techniques such as NMR and X-ray diffraction), and understanding the relationship between this structure and function. The key product for gene sequence analysis is the GCG Wisconsin Package. Products used in macromolecular structure determination and subsequent protein modeling include X-PLOR, Insight II application modules, QUANTA, Discover, CHARMm and Felix.

o LEAD IDENTIFICATION AND OPTIMIZATION. The next step in drug discovery is the development and optimization of potential small molecule drugs based on these targets. The Company's rational drug design products allow the design of small organic therapeutics, based on a protein active site model or on activity data for a set of compounds. Related techniques are used to design and assess combinatorial molecular libraries that are screened for desired activity using high throughput experimentation. The Company thus brings together the worlds of computation and experiment. The large quantities of data generated by such activities can be managed and analyzed using the Company's informatics tools - the results inform more focused testing and design. Rational drug design and combinatorial chemistry products include Catalyst, Cerius2 and Insight II application modules, QSAR and Discover. Cheminformatics tools applied to manage relevant data are based on the RS3 and Accord databases, with application-specific informatics tools and decision support capabilities provided by products such as RS3 HTS and Diva.

o DEVELOPMENT AND FORMULATION. Following the discovery process, a drug must be delivered successfully - administered as a crystalline solid in a pill, or through some other mechanism such as a patch or spray. The Company's crystallization software solves a range of problems that are important to the development and formulation of pharmaceuticals - for example, establishing possible crystalline structures for the solid material of a pill. Such problems are critical across the chemicals industries, affecting products such as paints, pigments, and petrochemicals. The Company's crystallization products are delivered as Cerius2 and Materials Studio application modules including the Polymorph Predictor and Powder Solve methods. Development of new and improved products is also achieved through formulation - varying the process and proportions in which known components are combined. The Company's software can optimize this process for products including drugs, foods, cosmetics, personal care products, detergents, plastics, and specialty chemicals. The Company serves formulators through the FAST informatics software and the systems integration services of the Formulations Consortium.

o IMPROVING MATERIALS AND PROCESSES IN THE CHEMICALS INDUSTRY. Many of the Company's other solutions support the design of improved products and processes across the chemicals industry. Two key technology areas in this respect are polymer science and catalysis. Polymer modeling products are used by researchers in the chemical, plastics, rubber, adhesives, petrochemical, aerospace and automotive industrial sectors to analyze and predict polymer properties and establish the link between these properties and the molecular-level structure of the material. The Company's polymer software products allow these researchers to construct and characterize models of polymers and predict key properties, such as blend compatibility, mechanical behavior, cohesion and adhesion to surfaces. The Company's polymer products include Cerius2, Materials Studio, and Insight II application modules, QSAR and Discover. The Company's catalysis products are used by companies in the chemical, petrochemical, natural gas and plastics industries and by catalyst manufacturers to characterize catalysts and sorbent materials, to simulate thermodynamic and reactivity data, and to understand and control chemical reactions. The Company's products are used to characterize and design metallocene catalysts, zeolites and other molecular sieves, and metal oxides. These products include Cerius2 and Insight II application modules, Discover, DMol and CASTEP.

o OTHER MATERIALS-BASED INDUSTRIES. The Company's products find a broad range of applications across industries including electronics, aerospace, structural materials, the automotive industry, and energy. In electronics, for example, the trend toward microminiaturization of electronic devices has created a need for improved processes and materials. The Company's software products are used by semiconductor and electronics companies to understand surface chemistry, defects, thin oxide layers, magnetic properties and the performance of new packaging materials. These products include Cerius2 and Insight II application modules, Discover, DMol and CASTEP.

SOFTWARE SEGMENT CUSTOMERS

     The Company's customer base consists of leading commercial, governmental and academic organizations. No Software Segment customer accounted for more than 10% of the Company's revenues during the fiscal year ended December 31, 2000.

     INDUSTRIAL CUSTOMERS. The Company's industrial customers include many of the largest pharmaceutical, biotechnology, chemical, petroleum and semiconductor companies worldwide. In each of the past three fiscal years, a significant portion of the Company's total revenue has been derived from pharmaceutical, biotechnology and chemical companies.

     GOVERNMENTAL CUSTOMERS. Many governmental institutions in the United States, Canada, Europe and the Asia/Pacific region use the Company's products.

     ACADEMIC CUSTOMERS. Many universities in the United States, Europe and the Asia/Pacific region use the Company's products. This use historically has been for purposes of academic research, but the Company believes its products increasingly may be used as a part of formal university teaching curricula.

SOFTWARE SEGMENT STRATEGIC AND ACADEMIC ALLIANCES

     The Company has entered into a number of strategic alliances relating to product development, product distribution and joint marketing. The Company plans to continue to cultivate relationships with academic, governmental and commercial research organizations for purposes of identifying and licensing new technology to use in product development. In addition, the Company plans to maintain and expand its alliances focused on compatibility of the Company's products with databases and database management systems, other computational chemistry and molecular simulation products, and products in related markets such as laboratory instrumentation. The Company also intends to continue to enter into porting and joint marketing arrangements with hardware vendors on whose systems the Company's products operate.

SOFTWARE SEGMENT CONSORTIA

     Since 1986, the Company has formed a number of consortia with outside parties, commonly for purposes of market expansion. The Company believes the formation and management of these consortia helps the Company focus on topical industrial needs and establishes the consortia members as an initial customer base for its products. The Company believes its consortia help the Company establish valuable working relationships with leaders in its target markets.

     These consortia bring together groups of industrial researchers, academic experts and the Company's scientists that focus on developing, validating and applying simulation to the target industrial research area. Typically, consortia participants provide funds and a liaison to the Company. Each consortium generally has a three-year term and has a defined set of objectives and milestones that are updated and re-prioritized annually by the consortium's members. Some of the consortia have been extended beyond their initial terms in order to continue the benefits of the collaborative activities.

     The Company has seven active consortia in the following research areas:
Polymers, Catalysis, Combinatorial Chemistry, Formulations, Molecular Crystallization, Functional Genomics and High Throughput Crystallography. Consortium members have rights to participate in meetings and non-exclusive licenses to use software products developed as a result of the consortium activities. Members also get to vote on product development priorities.

SOFTWARE SEGMENT SALES AND MARKETING

     The Company markets its products and services worldwide. In the United States, Europe, and Asia, excluding Japan, the Company has direct sales forces, consisting of field sales and telesales representatives, some of which focus on the life science market and some of which focus on the materials science market. In Japan, the Company distributes its products and services through distributors.

     NORTH AND SOUTH AMERICA; EUROPE; ASIA, EXCLUDING JAPAN. The Company employs direct sales representatives and telesales representatives to market and sell the Company's products and services. Certain of the telesales representatives focus exclusively on sales to academic researchers. The direct sales representatives and remaining telesales representatives work in teams selling to commercial and governmental accounts in assigned geographic territories and focus on either the life science market or the materials sciences market. The direct sales representatives typically focus on larger accounts and transactions and work closely with the Company's pre-sales support scientists in order to demonstrate the Company's products and their applicability to various research and development efforts.

     JAPAN. Ryoka Systems Inc. ("Ryoka"), a wholly owned subsidiary of Mitsubishi Chemical Co., Ltd., is the exclusive distributor of the Company's molecular modeling and simulation software products in Japan. Under the terms of this agreement, Ryoka has committed to certain sales order levels through December 2001. The Company also contracts with other distributors who sell the Company's gene sequence analyses, bioinformatics, and cheminformatics products in Japan on a non-exclusive basis.

     In support of its sales activities, the Company participates in industry trade shows, publishes its own magazine, places advertisements in other industry publications, publishes articles in industrial and scientific publications, conducts direct mail campaigns, sponsors industry conferences and seminars, and maintains a World Wide Web home page that contains information about the Company and its product and service offerings.

     The Company's sales efforts have historically resulted in a higher concentration of sales in the last quarter of the calendar year.

SOFTWARE SEGMENT PRODUCT DEVELOPMENT

     Development of the Company software is focused on expanding its software product lines, designing enhancements to the Company's core technology and integrating existing and new products into the Company's principal software architectures. The Company intends to offer regular updates to its products and to expand its existing product suite. A key component of the Company's product development activities is the extension of its core UNIX-based software architecture to accommodate access to the Company's products from desktop computers.

     The Company licenses software products or otherwise has acquired software products from corporate, governmental and academic institutions. These arrangements sometimes involve joint development efforts and frequently require the payment of royalties by the Company. The development and royalty obligations, scope of distribution rights, duration and other terms of these arrangements vary depending on the product, the market, resource requirements, the other parties with which the Company contracts and other factors. The Company has also developed products with funding and direction from customers through the Company's consortia activities. See "Software Segment Consortia." The Company intends to continue to license or otherwise acquire technology or products from third parties and to develop products as part of its consortia arrangements with customers.

SOFTWARE SEGMENT CUSTOMER SERVICES AND SUPPORT

     The Company is committed to providing customers with superior support including telephone, electronic mail, fax and Internet-based technical support services; training; user group conferences; and targeted contract and consulting services involving application of the Company's technology and scientific expertise to particular research needs of customers. The Company believes that a high level of customer service, support and training is critical to the adoption and successful utilization of its products.

     Purchases of multi-year licenses to use the Company's software products include one year of maintenance services, consisting of technical support and software upgrades. Thereafter, the Company offers renewals of maintenance services on an annual basis for an annual fee. Annual licenses to use the Company's software products generally include all maintenance services. Most of the Company's customers contract for maintenance and support services. These give customers access to new releases, technical notes, documentation addenda and other support required to utilize the Company's products more effectively, including access to the Company's technical and scientific support personnel during extended business hours. Through its distribution channels, the Company offers training conducted by staff knowledgeable in both the theory and application of molecular simulation. Technical newsletters and bulletins and advance notification about future software releases are sent to customers to keep them informed and to help them with resource allocation and scheduling. To maintain an ongoing understanding of customer requirements, the Company sponsors scientific symposia and user group meetings throughout the year.

SOFTWARE SEGMENT COMPETITORS

     The market for the Company's products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's competitors offer a variety of products and services to address this market. The Company believes that the principal competitive factors in this market are product quality, flexibility, ease-of-use, scientific validation and performance, functionality and features, open architecture, quality of support and service, reputation and price. Competition currently comes from the following principal sources: other software packages for analysis of chemical and biological data; desktop software applications, including chemical drawing, molecular modeling and analytical data simulation applications; consulting and outsourcing services; other types of simulation software provided to engineers; and firms supplying databases, such as chemical or genomic information databases, database management systems and information technology. In addition, certain of the Company's licenses grant the right to sublicense the Company's software. As a result, the Company's customers and third-party licensees could develop specific simulation applications using the Company's technology and compete with the Company by distributing such programs to potential customers of the Company. Customers or licensees could also develop their own modeling, simulation, analyses, bioinformatics or cheminformatics technology and cease using the Company's products and services. Further, they may choose to sublicense such technology.

     Certain of the Company's competitors and potential competitors have longer operating histories than the Company and have greater financial, technical, marketing and other resources. Further, many of the Company's competitors offer products and services directed at more specific markets than those targeted by the Company, enabling these competitors to focus a greater proportion of their efforts on such markets. Certain offerings that are competitive with the Company's products and services are developed and made available by governmental organizations and academic institutions, and these entities may be able to devote substantial resources to product development and also offer their products to users for little or no charge. There can be no assurance that the Company's current or potential competitors will not develop products, services or technologies that are comparable to, superior to, or render obsolete, the products, services and technologies offered by the Company. There can be no assurance that the Company's competitors will not adapt more quickly than the Company to technological advances and customer demands, thereby increasing such competitors' market share relative to that of the Company. Any material decrease in demand for the Company's technologies or services may have a material adverse effect on the business, financial condition and results of operations of the Company.

SOFTWARE SEGMENT SOURCES OF SUPPLY

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

SOFTWARE SEGMENT INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     The Company relies primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also has two United States patents. The Company believes that factors such as the technological and creative skills of its personnel, new product development, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technological leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Further, there can be no assurance that the Company's patents will offer any protection or that they will not be challenged, invalidated or circumvented. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. In limited instances, the Company has licensed source codes of certain products to customers or collaborators. For these reasons, policing unauthorized use of the Company's products may be difficult. In addition, the laws of some foreign countries do not protect proprietary rights as fully as do the laws of the United States.

     There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate. There can be no assurance that third parties will not claim infringement by the Company of their intellectual property rights. From time to time the Company receives letters from third parties claiming or suggesting that its products may infringe patents or other intellectual property rights. The Company has investigated these matters and believes that they are immaterial to the operations of the Company. There can be no assurance, however, that the Company's products do not infringe upon the patent or other intellectual property rights of third parties, that the Company will not be required to seek licenses for or otherwise acquire rights to technology as a result of claims of infringement or that other companies will not bring infringement suits against the Company. The Company expects in general that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segments grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements.

     Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company, the failure or inability of the Company to license or design around the infringed technology would have a material adverse effect on the Company's business, financial condition and results of operations.


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

     One such challenge is the generation of and evaluation of large numbers of diverse and readily identifiable small molecule compounds to find new, orally active drugs. Pharmacopeia's encoding technology, Encoded Combinatorial Libraries on Polymeric Support, or ECLiPS(TM), enables Pharmacopeia to generate hundreds of thousands of small molecule compounds at a fraction of the cost of traditional chemical synthesis methods. Pharmacopeia uses "Direct Divide" combinatorial chemistry to build collections, or libraries, of 10,000 to 500,000 or more small molecule compounds by performing only 50 to 200 individual chemical reactions. Pharmacopeia's ECLiPS technology offers substantial productivity improvements as compared to the 10,000 to 500,000 or more reactions that would be required to prepare similarly sized chemical libraries by synthesizing each compound individually. The ECLiPS productivity advantage results from the synthesis of compounds on tiny plastic beads in large mixtures. After each solid phase synthesis step, proprietary tag sets are attached to the beads to indicate the chemical building block and reaction conditions used in that step. These stable, easily detectable tag sets enable the rapid identification from the mixture of any compound that is active in a biological screening assay. This tagging technology is licensed exclusively from Columbia University ("Columbia") and Cold Spring Harbor Laboratory ("Cold Spring").

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

     To assist in the modeling of potential drugs, the simulation of interactions between chemicals and biological targets and the collection, storage and use of the data generated from its drug discovery activities, the Company's Drug Discovery Services segment makes extensive use of the Software segment's products, software designed in-house by the Company's Drug Discovery Services segment and software purchased from other vendors.

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

     Focusing on Lead Discovery and Lead Optimization Services for drug discovery, Pharmacopeia seeks customers to develop, manufacture, market and sell resulting drugs. In 2000, Pharmacopeia initiated Lead Discovery Service contracts with several pharmaceutical customers for collaborations using its large collection of novel, small molecules and high-throughput screening including Progenics and Amgen. In addition, under existing agreements, Pharmacopeia continued peforming such services for N.V. Organon ("Organon"), Otsuka Pharmaceutical Factory ("Otsuka"), Pharmacia & Upjohn Inc. ("Pharmacia Upjohn") a Roche Biosciences ("Roche") and Schering AG. In 2000, Pharmacopeia performed Lead Optimization Services for Schering-Plough Ltd. ("Schering-Plough"), Bristol-Myers Squibb ("BMS"), Hoffmann-La Roche, Organon and Schering AG.

DRUG DISCOVERY SERVICES SEGMENT BUSINESS STRATEGY

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

COMMERCIALIZATION STRATEGY

     Pharmacopeia's commercialization strategy is to provide lead compounds and optimized lead compounds to multiple pharmaceutical and biotechnology customers. Under these arrangements, Pharmacopeia's customers are responsible for the clinical development and eventual manufacture and sale of any resulting drugs. Generally, customers compensate Pharmacopeia through (i) funding or fees during or upon completion of its services and (ii) milestone payments and royalties on any drugs based on Pharmacopeia's technology and developed by Pharmacopeia's customers. Each collaboration is tailored to the individual customer's needs but is developed within two broad frameworks:

o LEAD DISCOVERY SERVICES - Pharmacopeia identifies compounds active against collaborators' targets. In this type of program, Pharmacopeia utilizes its multi-million compound sample collection and expertise in high-throughput and ultra high-throughput screening.

o LEAD OPTIMIZATION SERVICES - Pharmacopeia performs the optimization of lead compounds against collaborators' targets. In this type of program, Pharmacopeia utilizes its broad base of chemistry expertise, including combinatorial chemistry, medicinal chemistry, and parallel synthesis, together with advanced biological screening to improve potency and other criteria of lead compounds.

TECHNOLOGY STRATEGY

     Pharmacopeia's technology strategy is to enhance productivity through cost reductions and increased throughput and to build Pharmacopeia's library collection and its knowledge base of the relationships between chemical structures and biological targets for use in future drug discovery programs.

o ENHANCE PRODUCTIVITY. Pharmacopeia seeks to leverage its existing technology by increasing productivity through cost reductions and significant increases in throughput. Pharmacopeia's internal research and development efforts focus on: (i) advances in Pharmacopeia's automated systems; (ii) the development of enhanced software; (iii) the development of new materials and reactions for solid phase synthesis; and (iv) new high throughput screening formats.

o DEVELOP COLLECTION OF LIBRARIES AND KNOWLEDGE BASE. Pharmacopeia is building sets of libraries that will eventually aggregate millions of compounds available for future screening programs. This collection of compounds will increase as new libraries are created and as outlicensed libraries are returned to Pharmacopeia upon the expiration of customers' exclusivity periods. Pharmacopeia believes that this growing library collection will provide a valuable source of leads for future drug discovery programs. Pharmacopeia also intends to build a knowledge base of the relationships between classes of chemical structures and classes of biological targets. This knowledge base will grow as Pharmacopeia designs, synthesizes and screens large numbers of compounds against a growing number of targets. Pharmacopeia believes that this knowledge base will provide a future competitive advantage by enabling Pharmacopeia to more quickly identify active compounds for newly identified targets.

DRUG DISCOVERY SERVICES SEGMENT PROGRAMS

     Pharmacopeia has several active Lead Discovery and Lead Optimization programs for drug discovery underway with its customers. Previously, Pharmacopeia had funded the identification and optimization of lead compounds for targets that it had chosen in various therapeutic areas. In 1999, a strategic decision was made to cease work on self-funded drug discovery programs. Rather, Pharmacopeia is now pursuing only those projects that are funded by its customers. In 2000, BMS, Hoffman-La Roche, and Organon continued to fund three of Pharmacopeia's previously self-funded programs. BMS, Hoffman-La Roche, and Organon will fund continued development of compounds already identified by Pharmacopeia and will develop, manufacture, market and sell any drugs resulting from the collaborations.

DRUG DISCOVERY SERVICES SEGMENT CUSTOMERS

     In 2000, Pharmacopeia performed drug discovery services for Schering-Plough, Schering AG, Novartis, Organon, BMS, Otsuka, Pharmacia Upjohn, Roche and AstraZeneca. Drug discovery services revenue from Schering-Plough represented approximately 11% of the Company's revenue in 2000. The loss of one or more Drug Discovery Services Segment customers may have a material adverse effect on Pharmacopeia.

DRUG DISCOVERY SERVICES SEGMENT TECHNOLOGIES

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

o SOLID PHASE SYNTHESIS. Pharmacopeia has developed proprietary methods and procedures for performing a variety of small molecule chemical reactions on tiny plastic beads. In this approach to chemical synthesis, known as solid phase synthesis, compounds are bound to these tiny plastic beads using special linkers. This approach offers several advantages over solution phase synthesis. Solid phase synthesis can often result in higher yields because the beads can be repeatedly re-exposed to reactants until the desired reaction product has reached a satisfactorily high yield. Solid phase synthesis also facilitates the isolation of individual compounds. Beads can be washed with solvents to remove byproducts, and an individual compound can then be isolated from a mixture by removing a single bead and breaking the linkage to detach the compound from the bead.

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

o COMBINATORIAL CHEMISTRY. Pharmacopeia's ECLiPS technology employs "Direct Divide" combinatorial chemistry. For example, a chemist using a five-step reaction sequence and ten building blocks per step can synthesize a mixture of 100,000 different chemicals by performing only 50 chemical reactions. Using larger numbers of building blocks or steps can create larger libraries. This technology offers substantial productivity improvement in comparison to parallel synthesis and other techniques currently employed to generate chemical libraries. Parallel synthesis is the performance of a series of individual chemical reactions, usually several dozen simultaneously, typically using robotics. In parallel synthesis, 111,110 individual chemical reactions would be required to synthesize the same 100,000 compounds that Pharmacopeia's technology can accomplish in 50 reactions. Parallel synthesis requires extensive labor and time and a significant capital investment in robotics. The labor and time disadvantage increases exponentially with library size.

o SETS OF ENCODING MOLECULES. Pharmacopeia overcomes the challenge of identifying active compounds from combinatorial mixtures through its use of a proprietary collection of chemically stable small molecules, or tag sets, to encode each bead used in solid phase synthesis. This enables Pharmacopeia to quickly identify the structure of an active compound prepared using the "Direct Divide" technique without resorting to deconvolution, a process in which an active compound must be "reverse engineered" by resynthesizing and testing various component combinations until the structure of the active compound is deduced. During each step of Pharmacopeia's solid phase synthesis process, specific tag sets are attached to the beads to indicate the chemical reagent and reaction conditions used in that step. By the end of the synthesis process, each bead has collected tag sets that represent all of the building blocks used to create the compound on that bead. When an active compound is found in an assay, the bead from which the active compound was extracted is analyzed. The tag sets are detached from the bead using specific chemical reactions that break the linkage between the tag sets and the bead. The detached tag sets are read using conventional gas chromatography techniques. The results, which resemble a bar code, are captured in a database that identifies and stores data regarding the active compound.

     Pharmacopeia's proprietary tag sets have the following important characteristics:

o STABILITY. Pharmacopeia's proprietary tag sets are relatively unreactive. For this reason the tag sets do not break or decompose as a result of heat, vigorous shaking or other harsh reaction conditions. Thus, the tag sets rarely interfere with or limit the solid phase chemical reactions used to create potential new drug compounds. By contrast, the oligonucleotides and peptides used as tags by some companies are more fragile because they are more reactive. These large molecule tags may therefore interfere with chemical reactions or may be decomposed or altered chemically during compound synthesis. These factors constrain the range of chemicals that can be synthesized in solid phase when oligonucleotide or peptide tags are used.

o SIZE AND DETECTABILITY. In contrast to the relatively large size of oligonucleotide and peptide tags, Pharmacopeia's tag sets are small and easy to attach to and detach from the beads. The highly sensitive detection methods available for these tag sets allow Pharmacopeia to use them in extremely small quantities. Pharmacopeia's tag sets do not occupy a significant portion of the beads' capacity and do not interfere with the extraction or testing of detached compounds.

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

ASSAY TECHNOLOGY

     The second component of Pharmacopeia's drug discovery approach is its proprietary assay technology. Pharmacopeia employs 96-well, 384-well and 1,536-well microtiter plate solution phase assays to evaluate the biological activity of compounds in Pharmacopeia's libraries.

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

     In 2000, Pharmacopeia completed several million tests of its library compounds for activity against biological targets such as receptors or enzymes. For primary screening, Pharmacopeia often includes 10-20 compounds per well to perform a quick survey of a library's activity. If assay results suggest that some compounds in that library are active, then compounds from that library are tested individually.

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

     Pharmacopeia's information systems also include analytical and database tools. Databases of available chemical building blocks and reactions are used as reference sources in the library design process. Molecular modeling, structure analysis and statistical programs are available for designing optimization libraries. In addition, analytical and database software is used to collect and analyze the results of individual assays. The Company's Drug Discovery Services Segment uses the Software segment products, thereby significantly enhancing its ability to use informatics in the drug discovery process. See "Pharmacopeia's Software Segment."

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

DRUG DISCOVERY SERVICES SEGMENT COMPETITORS

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

DRUG DISCOVERY SERVICES SEGMENT - EXCLUSIVE LICENSE WITH COLUMBIA UNIVERSITY AND COLD SPRING HARBOR LABORATORY

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

     The patent positions of pharmaceutical and biotechnology companies, including the Company, are uncertain and involve complex legal and factual questions for which important legal questions are not completely resolved. Certain patent applications, relating to encoded combinatorial libraries, have been filed by others prior to the Company's patent applications. In February of 1997, the European Patent Office (EPO) granted to Affymax Technologies, N.V., a subsidiary of Glaxo, a European Patent which, if valid, would have covered the synthesis of encoded small molecule libraries of the type developed by the Company. On November 12, 1997, the Company filed an Opposition to this European Patent, challenging its validity and, on December 2, 1999, the EPO revoked the Affymax patent in its entirety. Affymax filed an appeal to the decision of the EPO on August 17, 2000. On January 13, 1998, a U.S. patent was issued to Affymax that contains certain claims covering a method of preparing an encoded library of chemical compounds. On December 15, 2000, Affymax and the Company entered into cross-licenses which would allow each of Affymax and the Company to use their respective tags, but not allow each party to use the tags of the other party. The cross-licenses also provide that with respect to the cross-licensed patents, each party will discontinue all patent challenges started against the other party before the effective date of the cross-licenses and neither party will institute any future patent challenges or legal proceedings against the other party. The Company does not know of any patents or patent applications by others that would preclude the Company from practicing its ECLiPS technology or obtaining patent protection in the United States or elsewhere for its ECLiPS technology. However, disputes may arise between the Company and other patent holders as to claims of infringement, which could involve protracted periods of litigation. Some of the Company's competitors have, or are affiliated with companies having, substantially greater resources than the Company, and such competitors may be able to sustain the costs of complex patent litigation to a greater degree and for longer periods of time than the Company. Uncertainties resulting from the initiation and continuation of any patent or related litigation could have a material adverse effect on the Company's ability to compete in the marketplace pending resolution of the disputed matters.

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

           RISKS ASSOCIATED WITH CONSOLIDATED INTERNATIONAL OPERATIONS

     In 2000, approximately 48% of the Company's consolidated revenue was derived from customers outside the United States both through international subsidiaries and on an export basis. Approximately 34% of the Company's revenue was derived from customers in Europe and approximately 14% was derived from customers in the Asia/Pacific region. The Company anticipates that international revenue will continue to account for a significant percentage of revenue in the future. The Company's international operations are subject to risks inherent in the conduct of international business, including unexpected changes in regulatory requirements, longer payment cycles, exchange rate fluctuations, export license requirements, tariffs and other barriers, political and economic instability, limited intellectual property protection, difficulties in collecting trade receivables, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary or joint venture operations, and potentially adverse tax consequences. There can be no assurance that the Company will be able to sustain or increase international revenue and there can be no assurance that any of the foregoing factors will not have a material adverse effect on the Company's international operations and therefore its business, financial condition and results of operations. The Company's direct international sales generally are denominated in local currencies. Fluctuations in the value of currencies in which the Company conducts business relative to the United States dollar result in currency transaction gains and losses, and the impact of future exchange rate fluctuations cannot be accurately predicted. There can be no assurance that future fluctuations in currency exchange rates will not have a material adverse impact on revenue from international sales, and thus the Company's business, financial condition and results of operations. When deemed appropriate, the Company engages in currency exchange rate hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations.

     There can be no assurance that any currency hedging policies will be successful, or that they will not increase the negative impact of exchange rate fluctuations.

                      CONSOLIDATED RESEARCH AND DEVELOPMENT

     Pharmacopeia's consolidated expenses for research and development activities were as follows:


                                                            Years Ended December 31 (in thousands)
                                                     -----------------------------------------------------
                                                          2000                 1999                1998
                                                     -----------------   ---------------   ---------------
Proprietary Research and Development                     $26,431                $27,282           $28,656


     The decrease in research and development from 1998 to 1999 primarily reflects the Company's decision to cease investment in self-funded drug discovery programs. The decrease in research and development from 1999 to 2000 resulted from the Company's decision, offset by increases due to acquisitions.

                             CONSOLIDATED EMPLOYEES

     As of December 31, 2000, the Company had 746 regular employees, 369 of whom were in research and development, including 309 chemists, biologists and engineers holding doctorate degrees. None of the Company's employees are covered by collective bargaining agreements. Management believes its relations with its employees are good.

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

     The Company's success is also dependent on the results of operations of its Software Segment. The ability of the Company's Software Segment to increase revenue from the license of its products is dependent upon increased market acceptance of its software products and services. The Company's Software Segment products are used primarily by molecular modeling and simulation and gene sequence analyses specialists. The Company's Software Segment strategy is to expand usage of its products and services by marketing and distributing its software, in part through its desktop-based products, to experimentalists, such as scientists and engineers. If the Company cannot expand its Software Segment customer base to include experimentalists, or if it otherwise cannot successfully market and sell its desktop-based products and related services, the Company may not be able to increase its Software Segment revenue, or its Software Segment revenue may decline. In general, increased market acceptance and greater market penetration of the Company's Software Segment products depend upon several factors, including the overall product performance, ease of implementation and use, accuracy of simulation, breadth and integration of product offerings and the extent to which users achieve the intended research and development benefits from their use of the products and services. There can be no assurance that the Company's Software Segment products and services will achieve increased market acceptance or penetration in the Company's Software Segment target industries or other industries. Failure to increase market acceptance or penetration would restrict substantially the future growth of the Company's Software Segment and may have a material adverse effect on the Company.

     The Company's success will also depend upon certain issues arising in connection with the Company's patents and proprietary technology. See "Business -- Software Segment Intellectual Property and Other Proprietary Rights" and "Business -- Drug Discovery Services Segment Patents and Proprietary Information."

                        CONSOLIDATED SEGMENT INFORMATION

     See Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this report.

ITEM 2.  PROPERTIES

     Pharmacopeia currently leases and occupies approximately 144,000 square feet in two facilities in or near Princeton, New Jersey. These leases expire at various dates through 2006. MSI's principal administrative, sales, support, marketing and product development facilities and the MSI corporate headquarters are located in San Diego, California, where MSI has leased 76,635 square feet through December 2006. MSI's European headquarters, along with administrative, sales, support, marketing and product development functions, are located in Cambridge, England, where MSI has leased 6,545 square feet through December 31, 2008 and has subleased an additional 4,952 square feet in the same building through February 1, 2007. MSI has three additional R&D centers located in the US and in England. In Hunt Valley, Maryland, MSI has leased 12,344 square feet through January 2006; in Madison, Wisconsin, MSI has leased 19,058 square feet, also through January 2006; and in Leeds, England, MSI has leased 5,500 square feet through November 2002 and owns 5,100 square feet. MSI leases additional offices in the United States, Europe and Asia.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The Executive Officers of the Company are as follows:


                  NAME                    AGE                            POSITION
-------------------------------------    ------    -----------------------------------------------------
    Joseph A. Mollica, Ph.D.              60       Chairman of the Board, President and Chief
                                                   Executive Officer of the Company
    John J. Baldwin, Ph.D.                66       Chief Science and Technology Officer
    Bruce C. Myers                        45       Chief Financial Officer, Executive Vice President
    Stephen A. Spearman, Ph.D.            51       Chief Operating Officer, Exeutive Vice President of
                                                   Drug Discovery Services
    Michael R. Stapleton, Ph.D.           36       Chief Operating Officer, Executive Vice President
                                                   of Software
    Scott Kahn, Ph.D                      41       Senior Vice President, Modeling and Simulations
    Glen A. Hopkinson, Ph.D.              42       Vice President, Cheminformatics
    Judith M. Ohrn                        37       Vice President, Human Resources
    Arthur E. Roke, CPA                   35       Vice President, Finance


         Dr. Mollica has served as the Chairman of the Board of Directors and Chief Executive Officer of the Company since February 1994 and was appointed President in August 1996. From 1987 to December 1993, Dr. Mollica was employed initially by the DuPont Company and then by The DuPont Merck Pharmaceutical Company, most recently as President and Chief Executive Officer. Dr. Mollica is a director of Nexell Therapeutics Inc., Genencor Inc., ImPath, Inc. and Neurocrine BioSciences, Inc. Dr. Mollica received a Ph.D. from the University of Wisconsin, and a Doctor of Science, h.c., from the University of Rhode Island.

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

         Mr. Myers was named Chief Financial Officer and Executive Vice President in 2000. Prior to that he had served the Company as Senior
     Vice President of Finance, Administration and Strategic Planning,
     MSI since December 1998. Mr. Myers served as Chief Financial Officer and Secretary to the Board for GTI Corporation from January 1997 to December 1998. From June 1989 to December 1996, Mr. Myers was with Photomatrix, Inc. and served as Chief Financial Officer, Chief Operating Officer and Secretary to the Board. Prior to joining Photomatrix, Mr. Myers spent eleven years with Arthur Andersen & Company. Mr. Myers holds a B.S. in Commerce from the University of Virginia and is a Certified Public Accountant.

         Dr. Spearman was named Chief Operating Officer and Executive Vice President of Drug Discovery Services in February 2001. Previously, he had served the Company as Executive Vice President, Operations since August 1996 and was appointed Executive Vice President, Discovery Technology in June 1998. From 1975 to August 1996, Dr. Spearman held several positions at CIBA-GEIGY Corporation, most recently as Project Leader. Dr. Spearman received his Ph.D. and M.S. from Emory University. Dr. Spearman also holds a M.B.A. in Finance from Bryant College.

         Dr. Stapleton was named Chief Operating Officer and Executive Vice President of Software Operations in February 2001. Since 1990, he has served the Company in various management roles, most recently as Executive Vice President, Software Operations, and prior to that as Vice President, Worldwide Marketing, and General Manager of the Materials Science Business unit. Dr. Stapleton earned his Ph.D. in Chemical Physics from Southampton University in the United Kingdom and performed post-doctoral research in computational chemistry at the School of Chemical Engineering at Cornell University.

         Dr. Kahn has served as Senior Vice President, Modeling and Simulations since March 2000. During the previous year he was Vice President of Research and Development, and prior to that had been Director of Marketing since 1995. From 1991 until joining the Company, Dr. Kahn was employed by BioCAD, a molecular modeling start-up company in Silicon Valley. Dr. Kahn earned his Ph.D. in Theoretical Organic Chemistry at the University of California, Irvine and performed post-doctoral research at Cambridge University in England. Dr. Kahn also spent four years as an Assistant Professor of Chemistry at the University of Illinois at Urbana-Champaign.

         Dr. Hopkinson has served as Vice President, Cheminformatics since February 2000. From 1992 until February 2000, he was Managing Director of Synopsys Scientific Systems, Ltd. in the United Kingdom. Prior to joining Synopsys in 1992, he was Software Development Manager at Orac Ltd. for four years. From 1985 to 1988 Dr. Hopkinson was on the research staff at FMC Corporation in San Jose, California. Dr. Hopkinson earned his Ph.D in Organic Chemistry from Leeds University in the United Kingdom.

         Ms. Ohrn has served as Vice President, Human Resources since March 2000. From 1993 through March 2000, Ms. Ohrn had served as Director of Human Resources for MSI. Prior to joining the Company, she held management positions with both a prominent human resource consulting firm and a publicly-traded software company. Ms. Ohrn holds a B.S. in Finance and Marketing from Babson College in Wellesley, MA.

         Mr. Roke has served as Vice President, Finance since September 2000. From April 1991 through September 2000, Mr. Roke served in various management positions, most recently as Chief Financial Officer and Vice President-Finance, at CN Biosciences, Inc, a division of Merck KGaA. Mr. Roke also spent three years with Arthur Andersen & Company. Mr. Roke holds a B.S. in Business Administration from Georgetown University in Washington D.C. and is a Certified Public Accountant.

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


                                                                 2000                             1999
                                                        HIGH            LOW               HIGH           LOW
                                                     ------------ ----------------    ------------- ---------------
                 First Quarter                         $104.00           $21.50           $11.88           $5.88
                 Second Quarter                          60.25            17.75            11.50            5.44
                 Third Quarter                           49.00            22.44            12.94            9.50
                 Fourth Quarter                          30.50            17.25            23.25            9.75


HOLDERS OF RECORD

     As of January 31, 2001 there were approximately 429 holders of record of Pharmacopeia's Common Stock.

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


                                                                         YEARS ENDED DECEMBER 31,
                                                     2000          1999            1998            1997           1996
                                                 ------------- -------------- --------------- --------------- -------------
   STATEMENT OF OPERATIONS DATA:                                   (in thousands, except per share data)
   Total revenue                                    $119,391       $103,959       $ 92,211        $81,197        $62,060
   Operating income (loss)(1)                         (6,764)           149        (13,456)        (3,024)        (8,358)
   Net income (loss) (1)                               1,175          3,771        (10,163)        (1,728)        (7,386)
   Basic net income (loss) per common share             0.05           0.19          (0.54)         (0.09)         (0.42)
   Diluted net income (loss) per common share           0.05           0.19          (0.54)         (0.09)         (0.42)
   Shares used in computing basic net
       income (loss) per common share                 22,659         19,684         18,916         18,445         17,736
   Shares used in computing diluted net
       income (loss) per common share                 24,453         20,294         18,916         18,445         17,736
   Cash dividends declared per common share               --             --             --             --             --



                                                                            AS OF DECEMBER 31,
                                                     2000          1999            1998            1997           1996
                                                 ------------- -------------- --------------- --------------- -------------
   BALANCE SHEET DATA:                                                        (in thousands)
   Cash, cash equivalents and marketable
       securities                                   $ 165,178       $ 69,032     $  81,098      $  97,640      $  95,991
   Total assets                                       284,766        126,259       127,865        140,051        131,644
   Notes payable, deferred revenue, and
       other long-term liabilities                      4,553          5,121         3,332          6,194          6,433
   Accumulated deficit                                (67,874)       (69,049)      (72,820)       (62,657)       (60,929)
   Total stockholders' equity                         209,867         78,746        72,217         80,596         75,501

-----------------
(1) The 1998 amount includes $8.0 million of merger related expenses. The 1999 amount includes $0.4 million of acquisition related goodwill amortization. The 2000 amount includes $8.7 million of acquisition related write-offs of in-process R&D, $3.8 million of acquisition related goodwill amortization and $3.3 million of acquisition related intangible asset amortization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related notes included elsewhere in this Report.

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

     Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed in "Significant Risks, Trends and Uncertainties" on page 32 below, and in "Important Risk Factors Regarding Forward Looking Statements" on page 23 above, such as uncertain revenue levels, rapidly changing technologies, acquisition related uncertainties, stock price volatility and other factors as discussed elsewhere in this Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made in this Report, which attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, results of operations and prospects.

BUSINESS OVERVIEW

     Pharmacopeia designs, develops, markets and supports science and technology-based products and services intended to improve and accelerate the processes of drug discovery and chemical development. The Company's Software Segment provides molecular modeling and simulation, bioinformatics and cheminformatics software solutions that facilitate the discovery and development of new drug and chemical products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries. The Company's Drug Discovery Services Segment provides drug discovery services to pharmaceutical and biotechnology companies based on proprietary combinatorial chemistry and high throughput screening technologies. Segment and geographical data are included in Note 8 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

     Total revenue grew 15% to $119.4 million in 2000 compared to $104.0 million in 1999.

     Software Segment revenue (including software license, service, hardware and other revenue) increased 16% to $80.4 million in 2000 compared to $69.4 million in 1999. Software license, service and other revenue increased 24% to $75.4 million in 2000 compared to $60.9 million in 1999. This increase includes $8.4 million, or 14%, generated from sales of products and services added through the 2000 acquisitions of Synopsys and the software subsidiaries of Oxford Molecular Group Plc (see Note 3 of the Notes to Consolidated Financial Statements). Excluding the effect of these acquisitions, software license, service and other revenue in 2000 increased by $6.1 million, or 10%, compared to 1999. Hardware revenue, generated from the resale of computers, decreased by 41% to $5.0 million in 2000 compared to $8.4 million in 1999 primarily because of a reorganization in the distribution channel of the Company's sole supplier of hardware for resale.

     Software Segment revenue in 2000 compared with 1999 increased in the European and US regions by 10%. This increase consisted of an 18% increase in software license, service and other revenue, and a 39% decrease in hardware revenue. Almost all of the increase in European and US region software license, service and other revenue resulted from the effects of the two acquisitions referenced above. Excluding the effects of these acquisitions, European and US region software license, service and other revenue increased only slightly. Management believes that this lack of internal growth was caused primarily by inefficiencies experienced by the Company's sales organization as it absorbed sales responsibility for the acquisitions.

     Software Segment revenue in 2000 compared with 1999 for the Asia region increased by 49%. This increase resulted from increased modeling and simulation software orders from the Company's distribution partner in Japan pursuant to certain sales order level guarantees. Based upon an extended and renegotiated contract with this distribution partner, 2001 modeling and simulation software revenues in Japan are not expected to increase beyond the level achieved in 2000.

     Drug Discovery Services Segment revenue increased 13% to $39.0 million in 2000 compared to $34.6 million in 1999. This net increase of $4.4 million was primarily attributable to the receipt of a one-time $3.0 million technology out-license fee in the first quarter of 2000, and a $2.0 million increase in milestone fees received in 2000 compared to 1999. Drug Discovery Services Segment revenue in 1999 did not include any technology out-license fees nor significant milestone fees. Excluding the technology out-license fee and the increase in milestone fees, 2000 Drug Discovery Services Segment revenue decreased slightly compared to 1999. This slight decrease consisted of a $2.6 million or 52% decrease in library out-licensing fees offset by an increase in other forms of drug discovery services. In 2000, one Drug Discovery Services Segment customer accounted for 11% of consolidated revenue.

     Software Segment gross margin increased 20% to $65.1 million (81% of related sales) in 2000 compared to $54.4 million (78% of related sales) in 1999. The increase resulted primarily from the 24% increase in software license, service and other revenue (including the effect of acquisitions) and from decreased hardware revenue which carries lower margins.

     Gross margin generated from the Drug Discovery Services Segment increased 16% to $15.9 million (41% of related sales) in 2000 compared to $13.8 million (40% of related sales) in 1999. The increase in the amount of gross margin resulted from the increased technology out-license and milestone revenues. Excluding technology out-license and milestone revenues, gross margin as a percent of revenue decreased from 38% in 1999 to 32% in 2000 primarily because more fixed overhead was allocated to funded work while internal research declined.

     Research and development expenses declined 3% to $26.4 million in 2000 compared to $27.3 million in 1999 including the effect of acquisitions. Research and development costs include costs associated with internal drug discovery programs and software development. The decline in research and development expenses is primarily attributable to the reduction of internally funded drug development activities in the Company's Drug Discovery Services Segment, offset by increases in spending in the Company's Software Segment primarily due to acquisitions.

     Selling, general and administrative expenses increased 21% to $48.7 million in 2000 compared to $40.4 million in 1999. The increase in sales, general and administrative expenses is attributable to increases in sales and marketing expenses, increases in administrative salaries and overheads, and increased amortization of acquired intangible assets, all primarily due to acquisitions in the Company's Software Segment.

     In 2000, the Company recorded one-time charges of $8.7 million related to acquired in process research and development, and goodwill amortization related to acquisitions of $3.8 million. In 1999, there were no one-time charges, and goodwill amortization was $0.4 million.

     Net interest income increased 124% to $9.2 million in 2000 compared to $4.1 million in 1999. This increase resulted primarily from the investment of the proceeds from a $110.0 million private placement of the Company's common stock in March 2000.

     The provision for income taxes increased 160% to $1.3 million in 2000 compared to $0.5 million in 1999. The tax provisions are primarily due to foreign taxable income generated from the Software Segment. These provisions differ from the Federal tax rate primarily because of the effect of net operating loss carryforwards and carrybacks.

     As a result of the increased revenue and gross margins, net of the one-time charges related to acquisitions, the increases in net interest income and the other matters described above, the Company generated net income of $1.2 million or $0.05 per basic and diluted share in 2000. This compares to net income of $3.8 million or $0.19 per basic and diluted share in 1999.

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

     Drug Discovery Services Segment revenue increased 17% to $34.6 million in 1999 compared to $29.7 million in 1998. This increase was attributable to the growth in the number and size of collaborations in progress, including several contracts signed in the latter half of 1998 and in early 1999. Revenue growth in 1999 resulted generally from the Company's new Lead Discovery Service (LDS) offering, whereby the Company uses its proprietary high-throughput screening system to screen the Company's multi-million quantity compound collection against customer drug targets. Revenue growth from LDS was partially offset by declines in library out-licensing revenue, in other forms of drug discovery services, and in one-time milestone or up front license fee payments. Drug Discovery Services Segment revenue included $0.3 million and $1.0 million of milestone payments in 1999 and 1998, respectively. In 1999, one Drug Discovery Services Segment customer accounted for 12% of consolidated revenue.

     Gross margin generated from the Software Segment increased 8% to $54.4 million (78% of related sales) in 1999 compared to $50.2 million (80% of related sales) in 1998. This increase resulted primarily from the 11% increase in Software Segment revenue, offset partially by higher costs for post sale software support activities.

     Gross margin generated from the Drug Discovery Services Segment increased 47% to $13.8 million (40% of related sales) in 1999 compared to $9.4 million (32% of related sales) in 1998. This increase resulted from the 17% increase in Drug Discovery Services revenue, from a shift in mix of business from headcount-based research services to fixed price high-throughput screening services, and from cost efficiencies achieved by the transition of screening work to higher density formats.

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

     Within its Drug Discovery Services Segment, the Company began to decrease its internally funded drug discovery efforts in 1999, and the Company intends to focus primarily on funded Drug Discovery Services in the future. However, future research and development expenses may increase in total, even as unfunded internal drug discovery activities decrease, as the Company may further expand its software, ultra high-throughput screening, informatics and other development endeavors.

     Selling, general and administrative expenses increased to $40.4 million in 1999 compared to $36.4 million in 1998, representing 39% of total revenue for both years. The year to year increase of $4.0 million is primarily attributable to increases in sales and marketing expenses within the Software Segment, reflecting the continuing expansion of the Company's global distribution capacity in anticipation of additional products and product demand.

     In 1999, the Company recorded goodwill amortization of $0.4 million related to the acquisition of Japanese distribution rights and the remaining joint venture interest. In 1998 there was no goodwill amortization.

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

     As a result of the increased revenue, the increased gross margins, the decreased research and development costs, and the other matters described above, the Company generated net income of $3.8 million or $0.19 per basic and diluted share for 1999, compared to a net loss of $10.2 million or $(0.54) per basic and diluted share in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its activities to date primarily through the sale of equity securities, software licenses, software maintenance services, hardware and drug discovery services. As of December 31, 2000, the Company had working capital of $140.7 million compared to $58.7 million as of December 31, 1999. The increase was generated from a $110.0 million private placement of the Company's common stock in March 2000 and from operations, offset by various investing activities, including two acquisitions for the Software Segment. In 2000, the Company also invested $4.2 million in capital expenditures, which consisted primarily of computer hardware and laboratory equipment. Financing activities in 2000 provided $124.9 million, primarily from the private placement, sales of common stock from option exercises and employee stock purchase plan participation.

     As of December 31, 2000, the Company's cash, cash equivalents and marketable securities totaled $165.2 million, which are invested in U.S. Treasury and government agency obligations, investment grade commercial paper and other short-term money market instruments. This represents an increase of $96.2 million from the 1999 year end level of $69.0 million. This increase was primarily the result of the receipt of proceeds from a $110.0 million private placement of the Company's common stock in March 2000 offset by cash used for acquisitions.

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

     The Company anticipates that its existing capital resources will be adequate to fund the Company's operations at least through 2002. However, there can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements depend on numerous factors, including the ability of the Company to continue to generate software sales, the ability of the Company to extend existing Drug Discovery Services agreements and to enter into additional arrangements, competing technological and market developments, changes in the Company's existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, acquisitions of other businesses or technologies, and the progress of the Company's customers' milestone and royalty producing activities. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all. The Company's forecasts of the period of time through which its financial resources will be adequate to support its operations is forward looking information, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds.

RECENTLY ISSUED ACCOUNTING STANDARD

     The Company is currently addressing the impact of the Financial Accounting Standards Board's Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and Financial Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). See Note 2 of the Notes to Consolidated Financial Statements.

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

     UNCERTAIN REVENUE AND PROFIT LEVELS - The Company's future revenue levels depend upon many factors, many of which are beyond the control of management. These factors include changes in the demand for products and services, the introduction of competitive software and drug discovery services, changes in the research and development budgets of customers and potential customers, and the ability to successfully and timely develop, introduce and market new products, services and product enhancements and to gain cooperation of third parties as needed. In addition, future revenue levels, especially Drug Discovery Services revenue levels, are heavily dependent upon the life sciences industry's successful identification of new drug targets from genes and willingness to out-source drug discovery work, and upon the Company's ability to cost effectively develop and identify new drug candidates that interact with those targets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to various market risks consisting primarily of changes in foreign currency exchange rates. The Company's international sales generally are denominated in local currencies. In 2000, 48% of the Company's consolidated revenue was derived from customers outside the United States (including 34% from customers in Europe and 14% from customers in the Asia/Pacific region). The Company's exchange rate risk is greatest for Dollar/Euro and Dollar/Yen fluctuations. When deemed appropriate, the Company engages in exchange rate-hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations. At December 31, 2000, the Company had no hedging transactions in effect.

     The Euro's initial implementation was effective as of January 1, 1999, and the transition period will continue through January 1, 2002. On January 1, 1999, the Company began to convert product prices from local currencies to Euros as required. The Company implemented system changes to give multi-currency capability to internal applications and to ensure that external partners' systems processing Euro conversions are compliant with the European Council regulations.

     The introduction and use of the Euro has not had a material effect on the Company's foreign exchange or hedging activities, and the Company does not presently expect that it will. All costs associated with the conversion to the Euro are expensed to operations as incurred. While the Company will continue to evaluate the impact of the Euro over time, based on currently available information, the Company does not believe that the introduction of the Euro currency will have a material adverse impact on the consolidated financial condition, cash flows or results of operations.

     The Company does not use derivative financial instruments for trading or speculative purposes. However, the Company regularly invests excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. The Company believes that the market risk arising from holding these financial instruments is minimal.

     The Company's exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on its investment portfolio since the Company has minimal debt. The Company ensures the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at December 31, 2000. Declines in interest rates over time will, however, reduce the Company's interest income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Pharmacopeia, Inc.

We have audited the accompanying consolidated balance sheets of Pharmacopeia, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharmacopeia, Inc. at December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


                                                  ERNST & YOUNG LLP



San Diego, California
January 26, 2001

                               PHARMACOPEIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            December 31,
                                                                                --------------------------------------
                                                                                      2000                1999
                                                                                -----------------    -----------------
ASSETS
Current assets:
     Cash and cash equivalents                                                       $  69,350            $  17,157
     Marketable securities
                                                                                        95,828               51,875
     Trade receivables, net of allowance for doubtful
          accounts of $2,305 and $624 respectively                                      39,017               26,836
     Other current assets                                                                6,823                5,251
                                                                                -----------------    -----------------
       Total current assets                                                            211,018              101,119
Property and equipment, net                                                             12,381               11,362
Goodwill, net of accumulated amortization of $4,207 and $368,
     respectively                                                                       39,090                9,071
Software development costs, net of accumulated
     amortization of $8,450 and $4,594, respectively                                    16,193                3,353
Other intangible assets, net of accumulated amortization of
     $1,167 in 2000                                                                      4,293                    -
Other assets                                                                             1,791                1,354
                                                                                -----------------    -----------------
        Total assets                                                                 $ 284,766            $ 126,259
                                                                                =================    =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $   2,921            $   3,479
   Accrued liabilities                                                                  33,580               18,409
   Deferred revenue, current portion                                                    33,802               20,212
   Notes payable, current portion                                                           43                  292
                                                                                -----------------    -----------------
        Total current liabilities                                                       70,346               42,392

Notes payable, long-term portion                                                           181                   --
Other long-term liabilities                                                                 46                   69
Deferred revenue, long-term                                                              4,326                5,052
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.0001 par value, 2,000 shares
         Authorized, none issued and outstanding                                            --                   --
     Common stock, $.0001 par value, 40,000 shares
         Authorized, 23,411 and 20,183 shares
         issued and outstanding, respectively                                                2                    1
    Additional paid-in capital                                                         276,144              148,862
    Accumulated deficit                                                                (67,874)             (69,049)
    Accumulated comprehensive income (loss)                                              1,595               (1,068)
                                                                                -----------------    -----------------
    Total stockholders' equity                                                         209,867               78,746
                                                                                -----------------    -----------------
    Total liabilities and stockholders' equity                                       $ 284,766            $ 126,259
                                                                                =================    =================


       See accompanying notes to these consolidated financial statements.

                               PHARMACOPEIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      Years Ended December 31,
                                                               ----------------------------------
                                                                  2000         1999        1998
                                                               ---------    ---------   ---------
Revenues:
    Drug discovery services                                    $  39,035    $  34,581   $  29,677
    Software license, service and other                           75,401       60,943      54,420
    Hardware                                                       4,955        8,435       8,114
                                                               ---------    ---------   ---------
         Total revenues                                          119,391      103,959      92,211

 Cost of revenues:
     Drug discovery services                                      23,100       20,814      20,307
     Software license, service and other                          10,901        7,430       5,285
     Hardware                                                      4,396        7,512       7,061
                                                               ---------    ---------   ---------
         Total cost of revenues                                   38,397       35,756      32,653
                                                               ---------    ---------   ---------
 Gross margin                                                     80,994       68,203      59,558

 Operating costs and expenses:
     Research and development                                     26,431       27,282      28,656
     Selling, general and administrative                          48,749       40,403      36,360
     Amortization of goodwill                                      3,838          369          --
     Write-off of in-process research and development              8,740           --          --
     Merger related costs                                             --           --       7,998
                                                               ---------    ---------   ---------
         Total operating costs and expenses                       87,758       68,054      73,014
                                                               ---------    ---------   ---------
 Operating income (loss)                                          (6,764)         149     (13,456)
 Interest and other income, net                                    9,194        4,122       4,202
                                                               ---------    ---------   ---------
 Income (loss) before provision for income taxes                   2,430        4,271      (9,254)
 Provision for income taxes                                        1,255          500         909
                                                               ---------    ---------   ---------
 Net income (loss)                                             $   1,175    $   3,771   $ (10,163)
                                                               =========    =========   =========

 Net income (loss) per share
       - Basic                                                 $    0.05    $    0.19   $   (0.54)
                                                               =========    =========   =========
       - Diluted                                               $    0.05    $    0.19   $   (0.54)
                                                               =========    =========   =========

 Weighted average shares of common stock outstanding
       - Basic                                                    22,659       19,684      18,916
       - Diluted                                                  24,453       20,294      18,916


       See accompanying notes to these consolidated financial statements.

                               PHARMACOPEIA, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                         COMMON STOCK
                                                                     --------------------
                                                                                                 ADDITIONAL
                                                                     NUMBER OF                     PAID-IN        ACCUMULATED
                                                                      SHARES       AMOUNT          CAPITAL          DEFICIT
                                                                     --------------------        ----------      -------------
  Balance at December 31, 1997                                         18,801     $     1        $ 144,439       $   (62,657)
  Comprehensive income (loss):
       Net loss                                                                                                      (10,163)
       Translation adjustment

       Comprehensive loss
  Issuance of common stock for exercise of stock options                  264           -              502
  Issuance of common stock in employee stock purchase plan                 32           -              298
  Issuance of common stock for 401(k) matching                             24           -              260
                                                                     --------------------        ----------      -------------
  Balance at December 31, 1998                                         19,121           1          145,499           (72,820)
  Comprehensive income (loss):
       Net income                                                                                                      3,771
       Translation adjustment
       Unrealized loss on marketable securities

       Comprehensive income
  Issuance of common stock for exercise of stock options and warrants     886           -            1,762
  Issuance of common stock in employee stock purchase plan                100           -              767
  Issuance of common stock for 401(k) matching                             76           -              834
                                                                     --------------------        ----------      -------------
  Balance at December 31, 1999                                         20,183           1          148,862           (69,049)
  Comprehensive income (loss):
       Net income                                                                                                      1,175
       Translation adjustment
       Unrealized gain on marketable securities
       Comprehensive income
  Issuance of common stock in private placement, net                    1,860           1          110,149
  Issuance of common stock in connection with business acquisition         19           -            1,199
  Issuance of common stock for exercise of stock options and warrants   1,259           -           14,017
  Issuance of common stock in employee stock purchase plan                 62           -            1,044
  Issuance of common stock for 401(k) matching                             28           -              873
                                                                     --------------------        ----------      -------------
  Balance at December 31, 2000                                         23,411     $     2        $ 276,144       $   (67,874)
                                                                     ====================        ==========      =============



                                                                            ACCUMULATED                TOTAL
                                                                        OTHER COMPREHENSIVE        STOCKHOLDERS'
                                                                            INCOME (LOSS)              EQUITY
                                                                        -------------------        --------------
  Balance at December 31, 1997                                                   $  (1,188)          $    80,595
  Comprehensive income (loss):
       Net loss                                                                                          (10,163)
       Translation adjustment                                                          725                   725
                                                                                                     -----------
       Comprehensive loss                                                                                 (9,438)
  Issuance of common stock for exercise of stock options                                                     502
  Issuance of common stock in employee stock purchase plan                                                   298
  Issuance of common stock for 401(k) matching                                                               260
                                                                        -------------------        --------------
  Balance at December 31, 1998                                                        (463)               72,217
  Comprehensive income (loss):
       Net income                                                                                          3,771
       Translation adjustment                                                         (478)                 (478)
       Unrealized loss on marketable securities                                       (127)                 (127)
                                                                                                     -----------
       Comprehensive income                                                                                3,166
  Issuance of common stock for exercise of stock options and warrants                                      1,762
  Issuance of common stock in employee stock purchase plan                                                   767
  Issuance of common stock for 401(k) matching                                                               834
                                                                        -------------------        --------------
  Balance at December 31, 1999                                                      (1,068)               78,746
  Comprehensive income (loss):
       Net income                                                                                          1,175
       Translation adjustment                                                          541                   541
       Unrealized gain on marketable securities                                      2,122                 2,122
                                                                                                     -----------
       Comprehensive income                                                                                3,838
  Issuance of common stock in private placement, net                                                     110,150
  Issuance of common stock in connection with business acquisition                                         1,199
  Issuance of common stock for exercise of stock options and warrants                                     14,017
  Issuance of common stock in employee stock purchase plan                                                 1,044
  Issuance of common stock for 401(k) matching                                                               873
                                                                        -------------------        --------------
  Balance at December 31, 2000                                                   $   1,595            $  209,867
                                                                        ===================        ==============


       See accompanying notes to these consolidated financial statements.

                               PHARMACOPEIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          Years Ended December 31,
                                                                                      2000         1999         1998
                                                                                   ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                             $   1,175    $   3,771    $ (10,163)
     Adjustments to reconcile net income (loss) to net cash used in operations:
        Depreciation                                                                   5,314        5,431        4,110
        Amortization                                                                   8,860        2,237        1,881
        Contribution of stock to 401(k) members                                          873          834          260
        Write-off of in-process research and development                               8,740           --           --
        Changes in assets and liabilities:
             Accounts receivable
                                                                                      (8,923)      (3,529)      (3,015)
             Prepaid and other current assets                                           (748)         (13)      (1,435)
             Other assets                                                                173         (324)         708
             Accounts payable
                                                                                      (1,218)      (1,679)         926
             Accrued liabilities                                                        (311)      (3,018)       3,309
             Deferred revenue
                                                                                       6,403         (915)      (7,508)
             Other                                                                     1,203         (236)         227
                                                                                   ---------    ---------    ---------
                  Net cash provided by (used in) operating activities
                                                                                      21,541        2,559      (10,700)
CASH FLOWS FROM INVESTING ACTIVITES
    Capital expenditures                                                              (4,176)      (3,093)      (5,283)
    Purchases of marketable securities                                              (133,241)     (66,513)     (62,987)
    Proceeds from sales of marketable securities                                      89,536       58,746       91,783
    Acquisition of businesses, net of cash acquired                                  (45,084)          --        1,013
    Acquisition of distribution rights and joint venture interest                         --      (10,566)          --
    Increase in capitalized software development costs                                (1,956)      (1,730)      (1,322)
                                                                                   ---------    ---------    ---------
                 Net cash provided by (used in) investing activities                 (94,921)     (23,156)      23,204
CASH FLOWS FROM FINANCING ACTIVITES
     Proceeds from issuance of common stock
                                                                                     125,210        2,529          799
     Principal payments on notes payable                                                (320)      (1,311)      (1,774)
                                                                                   ---------    ---------    ---------
                Net cash provided by (used in) financing activities                  124,890        1,218         (975)
Exchange rate effect on cash and equivalents
                                                                                         683         (327)         725
                                                                                   ---------    ---------    ---------
Net increase (decrease) in cash and equivalents                                       52,193      (19,706)      12,254

Cash and equivalents, beginning of period                                             17,157       36,863       24,609
                                                                                   ---------    ---------    ---------
Cash and equivalents, end of period                                                $  69,350    $  17,157    $  36,863
                                                                                   =========    =========    =========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest                                                                      $      21    $      81    $     333
                                                                                   =========    =========    =========
     Income taxes                                                                  $     503    $     395    $   1,277
                                                                                   =========    =========    =========


See accompanying notes to these consolidated financial statements.

                               PHARMACOPEIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

     Pharmacopeia, Inc. ("Pharmacopeia" or the "Company") designs, develops, markets and supports science and technology-based products and services intended to improve and accelerate the processes of drug discovery and chemical development. The Company's Software Segment provides molecular modeling and simulation, bioinformatics and cheminformatics software that facilitates the discovery and development of new drug and chemical products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries. The Company's Drug Discovery Services Segment provides drug discovery services to pharmaceutical and biotechnology companies based on proprietary combinatorial chemistry and high throughput screening technologies.

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

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company invests its cash with major financial institutions in money market funds, U.S. Treasury securities and other investment grade securities such as prime rated commercial paper.

MARKETABLE SECURITIES

     Marketable securities consist of fixed income investments with an original maturity of greater than three months such as United States treasury securities, obligations of United States government agencies and other investment grade securities such as prime rated commercial paper and corporate bonds. The Company applies Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) to its investments in marketable securities. The Company's marketable securities are classified as available-for-sale and are recorded at estimated fair value with unrealized gains or losses reported in accumulated comprehensive income in stockholders' equity.

     Included in accumulated comprehensive income as of December 31, 2000 is $1.9 million of unrealized gain on an investment in the common stock of an unrelated, publicly-traded corporation. The Company has included this investment in other current assets.

     At December 31, 1999 marketable securities totaled $51.9 million of which $29.2 million was invested in U.S. government securities and $22.7 million was invested in U.S. corporate debt securities. At December 31, 1999 the cost of marketable securities approximated fair value.

     At December 31, 2000, marketable securities consisted of the following (in thousands):


                                                             AMORTIZED           MARKET          UNREALIZED
                                                                COST             VALUE              GAIN
                                                          ----------------- ----------------- ------------------
        U.S. treasury securities and obligations of
             U.S. Government agencies                            $ 59,627          $ 59,732              $ 105
        U.S. corporate debt securities                             36,044            36,096                 52
                                                          ----------------- ----------------- ------------------
                                                                 $ 95,671          $ 95,828              $ 157
                                                          ================= ================= ==================


      Available for sale marketable securities by contractual maturity at December 31, 2000 are as follows (in thousands):


        Due within one year                                         $ 70,530
        Due after one year through two years                          25,298
                                                            ------------------
                                                                    $ 95,828
                                                            ==================


     Included in the short-term investment balance as of December 31, 2000 is $1.1 million in commercial paper issued by Pacific Gas and Electric Company (PG&E). Subsequent to December 31, 2000 PG&E has defaulted on certain of its liabilities and the public rating agencies have downgraded the quality of PG&E's debt instruments. Without government intervention, PG&E will more than likely be unable to honor it's obligations and the Company's investment will become permanently impaired, necessitating a write down to net realizable value. The amount of the decline and ultimate realization of this investment is not currently determinable.

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

SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS 86). Such costs are stated at the lower of cost or net realizable value. Capitalized software costs are comprised of costs incurred in the development of new software products and enhancements to existing software products after technological feasibility has been established. The Company amortizes capitalized costs over the estimated product life, not to exceed three years from the date on which the product is available for general release.

RESEARCH AND DEVELOPMENT COSTS

     All research and development costs not subject to capitalization under SFAS 86 are charged to operations as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of these assets exceeds the future undiscounted cash flows attributable to these assets. The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying value of the asset over the asset's fair value or discounted estimates of future cash flows. The Company has identified no such impairment losses as of December 31, 2000.

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

CONCENTRATIONS OF RISK

     Many of the Company's software products operate primarily on the Silicon Graphics version of the Unix operating system. Any disruption of supply could cause a temporary adverse effect in the Company's revenues while its software is ported to alternative systems.

     In 2000, one of the Company's Drug Discovery Services Segment customers accounted for 11% of consolidated revenue.

     The Company's international sales are generally denominated in foreign currencies. Conversion of foreign-denominated receivables into U.S. dollars could have a material adverse effect on the Company's results of operations. The Company conducts business in Europe and in the Asia/Pacific region, primarily in Japan. Any significant decline in the economies or the value of the currencies in these regions could have a material adverse impact on the Company.

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

     Revenue from Drug Discovery Services is recognized primarily using the percentage-of-completion method. Accordingly, revenue is recognized as research and development labor is expended against a total research and development plan. Payments received prior to the completion of the related work are recorded as deferred revenue. Non-refundable payments are recognized as revenue when they are not subject to future performance obligations. Otherwise, such payments are deferred and amortized into revenue over the term of the agreement.

ADVERTISING EXPENSE

     The cost of advertising is expensed as incurred. The Company incurred $417,000, $153,000 and $695,000 in advertising costs during 2000, 1999 and 1998, respectively.

INCOME TAXES

     Income taxes have been provided using the liability method in accordance with FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES.

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

NET INCOME (LOSS) PER SHARE

     The Company computes net loss per share following SFAS No. 128, "Earnings Per Share". Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of unvested restricted common shares and incremental common shares issuable upon the exercise of stock options, are included in diluted net loss per share to the extent these shares are dilutive.

     The following table sets forth the computation of basic and diluted net loss per share as follows (in thousands, except per share amounts):


                                                                              Years Ended December 31,
                                                                    2000              1999               1998
                                                               ----------------------------------------------------
        Numerator:

        Net income (loss):                                            $ 1,175           $ 3,771          $  (10,163)
                                                               ====================================================

        Denominator:
          Weighted average shares outstanding and
          Denominator for basic earnings per share                     22,659            19,684              18,916

        Effect of dilutive securities:
          Employee stock options                                        1,794               610                   -
                                                               ----------------------------------------------------

        Denominator for diluted earnings per share                     24,453            20,294              18,916
                                                               ====================================================

        Net income (loss) per share:
          Basic                                                       $  0.05           $  0.19          $    (0.54)
                                                               ====================================================
          Diluted                                                     $  0.05           $  0.19          $    (0.54)
                                                               ====================================================


     Dilutive common stock equivalents would include the dilutive effects of common stock options, convertible preferred stock (as if converted), warrants for common stock, and restricted stock that has not yet fully vested. Potentially dilutive common stock totaled approximately 626,000 1,640,000 and 2,705,000 shares for the years ended December 31, 2000, 1999 and 1998 respectively, and were excluded from the diluted earnings per share because of their anti-dilutive effect.

COMPREHENSIVE INCOME

     The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Net loss and other comprehensive loss, including foreign currency translation adjustments, and unrealized gains and losses on investments shall be reported, net of their related tax effect, to arrive at comprehensive loss. The Company's net loss and its total comprehensive loss are included in a supplementary schedule in the statement of stockholders equity.

EFFECT OF NEW ACCOUNTING STANDARDS

     In June 1999, the Financial Accounting Standards Board (FASB) issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of Effective Date of FASB Statement No. 133" ("SFAS No. 137"). The Statement defers for one year the effective date of FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 137 now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. The FASB issued SFAS No. 133 in June 1998. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of December 31, 2000, the Company did not hold any derivative instruments, or conduct any hedging activities. Therefore, there is no anticipated impact to the consolidated financial statements for the adoption of SFAS No's. 133 and 137 in January 2001.

     In March 2000, the FASB issued Financial Interpretation No.44, (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25". FIN 44 clarifies the definition of an employee for purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on the financial position or results of operations of the Company.

RECLASSIFICATIONS

     Certain amounts in prior periods have been reclassified to conform with current period presentation.

3. BUSINESS COMBINATIONS

ACQUISITION OF SYNOPSYS LTD., AND SOFTWARE SUBSIDIARIES OF OXFORD MOLECULAR GROUP, PLC

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

     The acquisition has been accounted for by the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values. Based on an independent valuation, the Company recorded a first quarter 2000 charge of $6.4 million related to the write-off of the portion of the purchase price that was allocated to in-process research and development. The remainder of the purchase price was allocated as follows: $0.3 million to net tangible assets (including cash acquired of $0.5 million), $3.0 million to developed software, $3.4 million to customer lists and other identified intangible assets, and $12.5 million to goodwill. The developed software is being amortized over three years within cost of revenues, the customer lists and other identified intangible assets are being amortized over three years within selling, general and administrative expenses, and the goodwill is being amortized over five years. The operating results of Synopsys have been included in the Company's results of operations since the acquisition date.

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

     The Company paid $32.1 million for the Software Subsidiaries, consisting of $18.7 million in cash, $11.9 million in assumed liabilities and $1.5 million in transaction costs. Of the $18.7 million paid in cash, $2.0 million was paid into a one-year escrow account as security against the representations and warranties made by the seller in the related contract. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values.

     Based on an independent valuation, the Company recorded a third quarter 2000 charge of $2.3 million related to the write-off of the portion of the purchase price that was allocated to in-process research and development. The remainder of the purchase price was allocated as follows: $5.3 million to net liabilities (net of cash acquired of $0.2 million), $11.7 million to developed software, $2.1 million to customer lists and other identified intangible assets, and $21.3 million to goodwill. The developed software is being amortized over three years within cost of revenues, the customer lists and other identified intangible assets are being amortized over three years within selling, general and administrative expenses, and the goodwill is being amortized over five years. The operating results of the Software Subsidiaries have been included in the Company's results of operations since the acquisition date.

     The Company has included $10.4 million in accrued liabilities for closure of identified facilities, termination and relocation of employees. Such accruals were recorded at the time of acquisition based on excess capacity identified by management pursuant to a plan established at that time.

     Assuming that the acquisition of Synopsys and of the Software Subsidiaries had occurred on January 1 of the respective years, the pro forma consolidated results of operations would be as follows (in thousands, except per share amounts):

                                               Years Ended December 31,
                                               2000               1999
                                            -----------------------------
Revenues                                    $ 130,746          $ 127,403
Net loss                                    $ (20,317)         $ (45,076)

Loss per share:
  Basic                                     $   (0.90)         $   (2.29)
  Diluted                                   $   (0.90)         $   (2.29)


These pro forma results of operations do not give effect to the write-off of allocated in-process research and development of $8.7 million.

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

     For the period from January 1, 1998 to June 12, 1998, Pharmacopeia had revenues and net losses of $12.3 million and $3.6 million, respectively, and MSI incurred revenues and net losses of $20.4 million and $1.5 million, respectively.

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

4.  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

     Property and equipment consist of the following (in thousands):


                                                        As of December 31,
                                                      2000             1999
                                                -----------------------------------
      Laboratory equipment                             $ 10,617        $  9,147
      Furniture, fixtures and equipment                   5,744           5,134
      Computers and software                             13,112           9,513
      Leasehold improvements                              6,756           6,176
      Other                                                 752             356
                                                -----------------------------------
                                                         36,981          30,326
      Accumulated depreciation and amortization         (24,600)        (18,964)
                                                -----------------------------------
      Property and equipment, net                      $ 12,381        $ 11,362
                                                ===================================


      Accrued liabilities consist of the following (in thousands):


                                                       As of December 31,
                                                     2000              1999
                                               ------------------------------------
      Payroll and other compensation                 $ 13,167          $  8,984
      Royalties                                         1,088             1,173
      Merger related and restructuring costs           10,360             1,096
      Taxes                                             5,685             4,142
      Other                                             3,280             3,014
                                               ------------------------------------
                                                     $ 33,580          $ 18,409
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

     Significant components of the Company's deferred tax assets and liabilities as of December 31, are as follows (in thousands):

                                                                              As of December 31,
                                                                            2000             1999
                                                                       -------------------------------
                  Deferred tax assets:
                     Net operating loss carryforwards                       $ 33,449       $ 18,500
                     Unused tax credits                                          914          2,637
                     Accruals and reserves                                     5,225          3,095
                                                                       -------------------------------
                     Gross deferred tax asset                                 39,588         24,232

                  Deferred tax liabilities:
                     Fixed assets and intangibles                              8,586            757
                                                                       -------------------------------

                  Net asset before valuation allowance                        31,002         23,475
                  Valuation allowance                                        (31,002)       (23,475)
                                                                       -------------------------------

                  Net deferred tax asset                                    $     --       $     --
                                                                       ===============================


     As of December 31, 2000, approximately $8,032 of the valuation allowance for deferred tax assets relates to pre-acquisition tax deductions which, to the extend recognized, will result in a reduction of goodwill.

The provision for income taxes consists of the following (in thousands):

                                                                             Years Ended December 31,
                                                                   2000              1999             1998
                                                              ----------------------------------------------
                 Current:
                    Federal                                         $    --           $  50        $   --
                    State                                               329              70           310
                    Foreign                                             926             380           599
                                                              ----------------------------------------------
                 Total                                              $ 1,255           $ 500        $  909
                                                              ==============================================


The following reconciles income taxes computed at the U.S. statutory federal tax rate to the provision for income taxes (in thousands):

                                                                             Years Ended December 31,
                                                                      2000            1999         1998
                                                               ----------------------------------------------
         Tax expense (benefit) at U.S. statutory rate                $   826        $  1,495     $ (3,146)
            State income taxes, net of Federal income
              tax benefit                                                329             70           205
            Nondeductible merger costs                                 5,031             --         1,788
            Foreign taxes                                                183            380           (12)
            Alternative minimum tax                                       --             50            --
            Change in valuation allowance and other                   (5,114)        (1,495)        2,074
                                                               ----------------------------------------------
         Provision for income taxes                                  $ 1,255        $   500      $    909
                                                               ==============================================


     Pretax income (loss) from the Company's domestic operations totaled approximately $559,000, $838,000 and $(10,900,000) in 2000, 1999 and 1998,
respectively. Pretax income from the Company's foreign operations totaled approximately $1,870,000, $3,433,000 and $1,800,000 in 2000, 1999 and 1998,
respectively.

     As of December 31, 2000, the Company has Federal net operating loss carryforwards of approximately $73 million, and credit carryforwards of approximately $2 million. The federal net operating losses and credits begin to expire in 2008 through 2018, if not fully utilized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. A portion of the net operating losses relate to stock option deductions which will result in an increase to paid-in capital and a decrease in income taxes payable at such time that the tax benefit is realized.

     A portion of the Company's federal net operating loss carryforwards that relate to the acquired companies may be subject to limitations under Section 382.

6.  STOCK PLANS

     The Company has four Stock Plans, including the 1994 Incentive Stock Plan, the 1995 Employee Stock Purchase Plan, the 1995 Director's Option Plan and the 2000 Stock Option Plan.

     In accordance with the 1994 Incentive Stock Plan (the "Plan"), the Company may grant up to 4,700,000 shares of both incentive or non-qualified stock options or stock purchase rights to officers, directors, employees, sales representatives and consultants of the Company. The term of each incentive and non-qualified stock option and stock purchase right is generally ten years. Vesting generally occurs over a period of not greater than five years. At December 31, 2000, there were 697,000 shares available for future grants under the 1994 Incentive Stock Plan.

      In 1995, the Company adopted the 1995 Employee Stock Purchase Plan ("ESPP") under Section 423 of the Internal Revenue Code. A total of 250,000 shares of common stock are reserved for offering under the ESPP. In 2000, 100,000 shares of common stock were purchased at prices ranging from $15.25 to $18.38 per share. At December 31, 2000, there were 30,000 shares available for future purchase under the ESPP.

     In accordance with the 1995 Director's Option Plan, the Company may grant up to 300,000 options to purchase shares of common stock to non-employee members of the Board. The exercise price of the stock options shall be equal to the fair market value per share of common stock on the option grant date. Each option has a term of ten years from the option grant date and shall become exercisable in a series of three equal and successive annual installments. In 2000, 50,000 options were granted at exercise prices ranging from $28.00 to $43.625. At December 31, 2000, there were 152,000 shares available for future grants under the Directors Option Plan.

     In accordance with the 2000 Stock Option Plan, the Company may grant up to 750,000 shares of non-qualified stock option or stock purchase rights to employees and consultants of the Company. The term of each non-qualified stock option and stock purchase right is ten years. In 2000, 48,000 options were granted at exercise prices ranging from $19.75 to $28.6875. Vesting generally occurs over a period of not greater than five years. At December 31, 2000, there were 702,000 shares available for future grants under the 2000 Stock Option Plan.

     The Company applies APB 25 in accounting for its stock option programs described above. The exercise price under the option plans equals or exceeds the fair market value on of the common shares on the date of grant, and, accordingly, no compensation cost has been recognized under the provisions of APB 25. SFAS 123, requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options and warrants granted subsequent to December 31, 1994 and shares of common stock purchased by employees in connection with the ESPP ("equity awards") under the fair value method of SFAS 123. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 5.2%, 6.5% and 4.5%; expected volatility of 108%, 111% and 81%; expected option life of 5.9, 4.9 and 5.9 years from vesting and an expected dividend yield of 0.0%.

     For purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. The Company's pro forma income (loss) and per share information is as follows (in thousands, except per share amounts):

                                                                       Years Ended December 31,
                                                              2000               1999               1998
                                                        ----------------- -------------------- ----------------
         Net income (loss):
             As reported                                    $   1,175           $  3,771         $(10,163)
             Pro forma                                        (16,823)            (6,619)         (17,209)
         Basic net income (loss) per common share:
             As reported                                    $    0.05           $   0.19         $  (0.54)
             Pro forma                                          (0.74)             (0.34)           (0.91)
         Diluted net income (loss) per common share:
             As reported                                    $    0.05           $   0.19         $  (0.54)
             Pro forma                                          (0.74)             (0.34)           (0.91)


A summary of the Company's stock option activity and weighted average exercise prices follows (in thousands, except per share amounts):

                                                                  Years Ended December 31,
                                          2000                              1999                               1998
                               ----------------------------    -------------------------------    --------------------------------
                                                Weighted                           Weighted                            Weighted
                                 Common          Average        Common              Average          Common            Average
                                  Stock         Exercise         Stock            Exercise            Stock            Exercise
                                 Options          Price         Options             Price            Options             Price
                               ------------    ------------    ------------     --------------    -------------     --------------
   Outstanding at beginning
   of year                          3,664         $ 10.73            3,725           $ 9.54            3,164             $ 8.19
     Granted                        1,460           42.53            1,270             9.27            1,218              12.45
     Exercised                     (1,259)          10.93             (886)            2.70             (296)              2.42
     Expired                         (482)          19.04             (445)           13.44             (361)             13.01
                               ------------                    ------------                       -------------
   Outstanding at end of year       3,383           23.33            3,664            10.73            3,725               9.54
                               ============                    ============                       =============

   Exercisable at end of year       1,223                            1,739                             1,853
                               ============                    ============                       =============
   Weighted average fair
   value  of options granted
   during the year                                 $35.83                            $ 8.65                              $ 6.52



A summary of stock options outstanding and exercisable as of December 31, 2000, follows (in thousands, except per share amounts):


                                                            OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                                     ----------------------------------    -------------------------------
                                                     Weighted Average     Weighted                             Weighted
                                                        Remaining          Average                             Average
           Range of                 Options            Life (years)    Exercise Price           Number         Exercise
       Exercise Prices            Outstanding                                                Exercisable        Price
    -----------------------    ------------------    ----------------- ----------------    ----------------- -------------
    $  0.38 - $ 19.00                    1,965                    6.4        $ 10.05                  1,157      $ 9.87
    $ 19.01 - $ 49.00                    1,308                    9.2          39.56                     66       21.71
    $ 49.01 - $ 85.00                      110                    9.2          67.51                      0        0.00
    -----------------------    ------------------    ----------------- ----------------    ----------------- -------------
    $  0.38 - $ 85.00                    3,383                    7.5          23.33                  1,223       10.51


7.       DEFERRED COMPENSATION AND RETIREMENT SAVINGS PLANS

     The Company has an employee savings and retirement plan (the "401(k) Plan") and a deferred compensation plan for certain highly compensated employees.

     The 401(k) Plan is intended to be a tax-qualified plan covering substantially all employees. Under the terms of the 401(k) Plan, employees may elect to contribute up to 20% of their compensation, or the statutory prescribed limit, if less. As part of this plan employees may elect to invest in the stock of the Company. The Company may, at its discretion, match employee contributions up to a maximum of 3% of the employees compensation. Employer contributions totaled $873,000, $834,000, and $370,000 for the years ended December 31, 2000, 1999, and 1998.

     The Deferred Compensation plan was established in fiscal 2000 and permits selected employees to defer a portion of their compensation (not to exceed 90%). Contributions to this plan are held in a trust account and are invested at the participant's discretion in marketable debt and equity securities. These investments are reflected in other assets on the balance sheet and total $226,000 as of December 31, 2000. The Company recognized $45,000 deferred compensation expense for the year ended December 31, 2000.

8.  SEGMENT INFORMATION

     The Company operates in two industry segments. The Company's Software Segment provides molecular modeling and simulation, bioinformatics and cheminformatics software that facilitates the discovery and development of new drug and chemical products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries. The Company's Drug Discovery Services Segment provides drug discovery services to pharmaceutical and biotechnology companies based on proprietary combinatorial chemistry and high throughput screening technologies.

     Summarized financial information concerning the industry segments and geographic revenues follows (in thousands):

                                                               Years Ended December 31,
                                   2000                                  1999                                 1998
                     ---------------------------------- --------------------------------------- ------------------------------------
                                  Drug                                   Drug                                  Drug
                                Discovery                              Discovery                             Discovery
                     Software    Services     Total      Software      Services       Total      Software     Services      Total
                     ---------- ----------- ----------- -----------   ------------  ----------- ------------------------------------
  REVENUES:
  Drug discovery
     services         $    --     $39,035     $ 39,035    $     --      $  34,581    $  34,581     $     -     $ 29,677    $ 29,677
  Software license
     service and
     other             75,401           -       75,401      60,943              -       60,943      54,420            -      54,420
  Hardware              4,955           -        4,955       8,435              -        8,435       8,114            -       8,114
                     ---------------------------------- --------------------------------------- ------------------------------------
  Total revenues     $ 80,356    $ 39,035     $119,391    $ 69,378      $  34,581    $ 103,959     $62,534     $ 29,677    $ 92,211
                     ================================== ======================================= ====================================
  DEPRECIATION AND
     AMORTIZATION    $ 19,504    $  3,410     $ 22,914    $  3,798      $   3,870    $   7,668     $ 2,733     $  3,258    $  5,991
  OPERATING INCOME
  (LOSS)(1)          $ (6,497)   $   (267)    $ (6,764)   $  8,520      $  (8,371)   $     149     $ 1,090     $(14,546)   $(13,456)
  CAPITAL
     EXPENDITURES    $  2,365    $  1,811     $  4,176    $  1,173      $   1,920    $   3,093     $ 1,878     $  3,405    $  5,283

  TOTAL ASSETS       $119,386    $165,380     $284,766    $ 59,985      $  66,274    $ 126,259     $52,889     $ 74,976    $127,865

  REVENUES (2)
    U.S.                                      $ 79,863                               $  70,249                             $  58,601
    Europe                                      24,124                                  23,348                                22,739
    Asia-Pacific                                15,404                                  10,362                                10,871
                                            -----------                             -----------                           ----------
  Total                                       $119,391                               $ 103,959                             $  92,211
                                            ===========                             ===========                           ==========


(1) Includes $8.0 million of merger related costs in 1998, $8.7 million of write offs of in process Research & Development in 2000.
(2) Revenue in the U.S. category includes export sales of laboratory services and software. Export sales from the U.S. to Europe totaled $15,953, $5,485 and $18,308 in 2000, 1999 and 1998, respectively and export sales to Asia Pacific totaled $1,170, $1,969 and $2,303 in 2000, 1999 and 1998, respectively.

9.   COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company has several operating leases or sub-leases for office and laboratory space, which expire at various dates through 2006. The leases for the Company's primary facilities in San Diego and New Jersey provide for scheduled rent increases, an option to extend the lease for five years with certain changes to the terms of the lease agreement, and a refurbishment allowance. Rent expense under operating leases for 2000, 1999 and 1998 was approximately $3,069,000 $4,803,000 and $4,435,000 respectively.

Future minimum lease commitments at December 31, 2000 are as follows:


                  2001                                 6,201,000
                  2002                                 5,933,000
                  2003                                 6,045,000
                  2004                                 5,862,000
                  2005                                 5,649,000
                  Thereafter                           3,924,000
                                               --------------------
                                                     $33,614,000
                                               ====================


ROYALTIES

     The Company pays royalties to approximately forty-five partners for worldwide licenses to enhance and market certain software developed at universities, corporations and other institutions. A majority of the royalty agreements are long term or perpetual in nature and the royalty obligations thereunder are generally based on a percentage of revenues derived from certain software licenses plus associated revenues from post contract support and maintenance. The royalty agreements require quarterly payments and generally do not limit the maximum royalty amount under the agreement. Certain agreements contain provisions for quarterly and annual minimum royalty payments that total approximately $450,000 on an annual basis. In 2000, 1999 and 1998 the Company incurred related royalty expense of $2.2 million, $2.3 million and $1.6 million, respectively. Based on existing royalty agreements, the Company expects to incur significant future royalty obligations.

     Additionally, the Company has a license agreement that grants to the Company an exclusive, worldwide license to certain technology for making and using combinatorial chemical libraries. The agreement requires the Company to pay annual license fees and certain royalties. In 2000, 1999, and 1998 the Company paid related royalties and license fees of $236,000, $100,000 and $514,000 respectively.

LITIGATION

     In the ordinary course of business, the Company is subject to claims and, from time to time, is named in various legal proceedings. In the opinion of management, the amount of ultimate liability, if any, with respect to any pending actions will not materially affect the financial position or results of operations of the Company.

10.       SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999 (amounts in thousands, except per share amounts):


                                                 March 31    June 30     Sept. 30     Dec.31
2000

Revenues                                         $ 23,850    $ 27,891    $ 27,140    $ 40,509

Cost of revenues                                 $  8,664    $  9,851    $  9,476    $ 10,406

Net income (loss)                                $ (5,797)   $  3,069    $ (1,945)   $  5,849

Per common share:
Net income (loss):
  -Basic                                         $  (0.27)   $   0.13    $  (0.08)   $   0.25
  -Diluted                                       $  (0.27)   $   0.12    $  (0.08)   $   0.24


1999

Revenues                                         $ 23,293    $ 23,267    $ 24,250    $ 33,149

Cost of revenues                                 $  9,151    $  9,180    $  8,022    $  9,404

Net income (loss)                                $   (566)   $ (1,592)   $    336    $  5,593

Per common share:
Net income (loss):
  -Basic                                         $  (0.03)   $  (0.08)   $   0.02    $   0.28
  -Diluted                                       $  (0.03)   $  (0.08)   $   0.02    $   0.26


11.       RELATED PARTY TRANSACTIONS

      The Company's general counsel is also a shareholder and member of the Board of Directors. For the years ended December 31, 2000, 1999, and 1998 the Company expended a total of $1,015,000, $482,000, and $603,000 in fees related to services provided by the general counsel.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item concerning the Company's directors and executive officers, other than as set forth in Item 4A, is incorporated by reference from the Company's Proxy Statement (the "Proxy Statement") related to the 2001 Annual Meeting of Stockholders to be held on May 2, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the section entitled "Stock Ownership of Principal Stockholders and Management" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

The following Consolidated Financial Statements are included:

        Report of Independent Auditors
        Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations for the years ended December 31,
          2000, 1999 and 1998
        Consolidated Statements of Stockholders' Equity for the years ended
          December 31, 2000, 1999 and 1998
        Consolidated Statements of Cash Flows for the years ended December 31,
          2000, 1999 and 1998
        Notes to Consolidated Financial Statements

(a)(2)  Financial Statement Schedules

Schedule II-Valuation and Qualifying Accounts
----------------------------------------------
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(a)(3)    Exhibits:


----------------------------- -------------------------------------------------------------------------------
3.1                           Restated Certificate of Incorporation of the Registrant (incorporated by
                              Reference to Exhibit 3.1 to the Company's Report on Form 10-K for the year ended December 31, 1996).
----------------------------- -------------------------------------------------------------------------------
3.3                           Bylaws of the Registrant, as amended (incorporated by Reference to Exhibit
                              3.3 to the Company's Report on Form 10-K for the year ended December 31,
                              1996).
----------------------------- -------------------------------------------------------------------------------
3.3(a)                        Amendment to Bylaws of Pharmacopeia dated July 31,
                              1997 (incorporated by Reference to Exhibit 3.3(a)
                              to the Company's Report on Form 10-Q for the
                              quarter ended September 30, 1997).
----------------------------- -------------------------------------------------------------------------------
10.1#                         Amended 1994 Incentive Stock Plan (incorporated by
                              Reference to Exhibit 10.5 to the Company's Report
                              on Form 10-K for the year ended December 31, 1995
                              (File Number 000-27188)).
----------------------------- -------------------------------------------------------------------------------
10.1(a)#*                     Amendment No. 1 to the 1994 Incentive Stock Plan.
----------------------------- -------------------------------------------------------------------------------
10.1(b)#*                     Amendment No. 2 to the 1994 Incentive Stock Plan.
----------------------------- -------------------------------------------------------------------------------
10.1(c)#                      Amendment No. 3 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.5(a) to the Company's Report on Form 10-Q for the quarter ended
                              June 30, 1997.)
----------------------------- -------------------------------------------------------------------------------
10.1(d)#*                     Amendment No. 4 to the 1994 Incentive Stock Plan.
----------------------------- -------------------------------------------------------------------------------
10.1(e)#*                     Amendment No. 5 to the 1994 Incentive Stock Plan.
----------------------------- -------------------------------------------------------------------------------
10.1(f)#*                     Amendment No. 6 to the 1994 Incentive Stock Plan.
----------------------------- -------------------------------------------------------------------------------
10.1(g)#*                     Amendment No. 7 to the 1994 Incentive Stock Plan.
----------------------------- -------------------------------------------------------------------------------
10.1(h)#                      Amendment No. 8 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.54 to the Company's Report on Form 10-Q for the quarter ended
                              June 30, 2000.)
----------------------------- -------------------------------------------------------------------------------
10.2#                         1995 Employee Stock Purchase Plan (incorporated by Reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Reg. No. 33-98246)).
----------------------------- -------------------------------------------------------------------------------
10.3#                         1995 Director Option Plan (incorporated by Reference to Exhibit 10.7 to the
                              Company's Registration Statement on Form S-1 (Reg. No. 33-98246)).
----------------------------- -------------------------------------------------------------------------------
10.3(a)#*                     Amendment No. 1 to 1995 Director Option Plan.
----------------------------- -------------------------------------------------------------------------------
10.4+                         Research, License, and Royalty Agreement, dated as of February 15, 1995, between Pharmacopeia and Berlex Laboratories, Inc. (incorporated by Reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Reg. No.
                              33-98246)).
----------------------------- -------------------------------------------------------------------------------
10.4(a)+                      Amendment No. 1 to Research, License and Royalty Agreement between the
                              Company and Berlex Laboratories, Inc. dated November 27, 1996 (incorporated by Reference to Exhibit 10.9(a) to the Company's Report on Form 10-Q for the
                              quarter ended June 30, 1997).
----------------------------- -------------------------------------------------------------------------------
10.4(b)+                      Amendment No. 2 to Research, License and Royalty Agreement between the
                              Company and Berlex Laboratories, Inc. dated June 30, 1997 (incorporated by
                              Reference to Exhibit 10.9(b) to the Company's Report on Form 10-Q for the
                              quarter ended June 30, 1997).
----------------------------- -------------------------------------------------------------------------------
10.4(c)+                      Amendment No.3 to Research, License and Royalty Agreement between the Company and Berlex Laboratories, Inc. dated November 21, 1997 (incorporated by
                              Reference to Exhibit 10.9(c) to the Company's Report on Form 10-K for the
                              year ended December 31, 1997).
----------------------------- -------------------------------------------------------------------------------
10.5+                         License Agreement, dated as of October 6, 1995, among Pharmacopeia, the
                              Trustees of Columbia University in the City of New York and Cold Spring
                              Harbor Laboratory (incorporated by Reference to Exhibit 10.10 to the
                              Company's Registration Statement on Form S-1 (Reg. No. 33-98246)).
----------------------------- -------------------------------------------------------------------------------
10.6+                         Collaboration Agreement, dated as of December 22, 1994, between Pharmacopeia and Schering Corporation and Schering-Plough, Ltd.  (incorporated by
                              Reference to Exhibit 10.11 to the Company's Registration Statement on Form
                              S-1 (Reg. No. 33-98246)).
----------------------------- -------------------------------------------------------------------------------



----------------------------- -------------------------------------------------------------------------------
10.6(a)+                      Amendment No. 2 to Collaboration Agreement and Random Library Agreement
                              between the Company and Schering Corporation and Schering-Plough, Ltd. dated as of April 22, 1996 (incorporated by Reference to Exhibit 10.11(b) to the
                              Company's Report on Form 10-Q for the quarter ended June 30, 1997).
----------------------------- -------------------------------------------------------------------------------
10.6(b)+                      Amendment No. 3 to Collaboration Agreement and Random Library Agreement
                              between the Company and Schering Corporation and Schering-Plough, Ltd. dated as of April 21, 1997 (incorporated by Reference to Exhibit 10.11(c) to the
                              Company's Report on Form 10-Q for the quarter ended June 30, 1997).
----------------------------- -------------------------------------------------------------------------------
10.7+                         Random Library Agreement, dated as of December 22, 1994, between Pharmacopeia and Schering Corporation and Schering-Plough, Ltd. (incorporated by Reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Reg.
                              No. 33-98246)).
----------------------------- -------------------------------------------------------------------------------
10.8                          Lease Agreement between Pharmacopeia and Eastpark at 8A (incorporated by
                              Reference to Exhibit 10.13 to the Company's Registration Statement on Form
                              S-1 (Reg. No. 33-98246)).
----------------------------- -------------------------------------------------------------------------------
10.8(a)                       Amendment dated as of January 22, 1996 to Lease Agreement between
                              Pharmacopeia and Eastpark at 8A (incorporated by reference to Exhibit
                              10.13(a) to the Company's Report on Form 10-K for the year ended December 31,
                              1995 (File Number 000-27188)).
----------------------------- -------------------------------------------------------------------------------
10.8(b)                       Third Amendment to Lease Agreement dated March 31,
                              1996 between Pharmacopeia and Eastpark at 8A
                              (incorporated by reference to Exhibit 10.13(b) to
                              the Company's Report on Form 10-Q for the quarter
                              ended June 30, 1996).
----------------------------- -------------------------------------------------------------------------------
10.9#*                        Employment Agreement dated as of February 26, 2001 between the Company and
                              Joseph A. Mollica, Ph.D.
----------------------------- -------------------------------------------------------------------------------
10.10#                        Employment Agreement, dated January 30, 1998,
                              between the Company and Richard Walsh
                              (incorporated by reference to Exhibit 10.19 to the
                              Company's Report on Form 10-Q for the quarter
                              ended June 30, 1998).
----------------------------- -------------------------------------------------------------------------------
10.11#                        Employment Agreement, dated June 3, 1993, between the Company and John J.
                              Baldwin, Ph.D (incorporated by Reference to Exhibit 10.20 to the Company's
                              Registration Statement on Form S-1 (Reg. No. 33-98246)).
----------------------------- -------------------------------------------------------------------------------
10.12#                        Employment Agreement effective November 30, 1995 between Molecular
                              Simulations Incorporated and Saiid Zarrabian (incorporated by reference to
                              Exhibit 10.16 to Molecular Simulations Incorporated's Registration Statement
                              on Form S-1 (Reg. No. 333-21427)).
----------------------------- -------------------------------------------------------------------------------
10.12(a)#                     Amendment No. 1 to Employment Agreement between Molecular Simulations
                              Incorporated and Saiid Zarrabian dated as of October 1, 1997 (incorporated by reference to Exhibit 10.28(a) to the Company's Report on Form 10-Q for the
                              quarter ended June 30, 1998).
----------------------------- -------------------------------------------------------------------------------
10.12(b)#*                    Disengagement Agreement and Release dated as of Sepetember 11, 2000 between
                              Pharmacopeia, Inc. and Saiid Zarrabian.
----------------------------- -------------------------------------------------------------------------------
10.13#                        Employment Agreement, dated June 20, 1996, between
                              the Company and Stephen A. Spearman, Ph.D
                              (incorporated by reference to Exhibit 10.32 to the
                              Company's Report on Form 10-Q for the quarter
                              ended September 30, 1996).
----------------------------- -------------------------------------------------------------------------------
10.14+                        Collaboration and License Agreement between Pharmacopeia, Inc. and
                              Bristol-Myers Squibb Company dated November 26, 1997 (incorporated by reference to Exhibit 10.34 to the Company's Report on Form 10-K/A-2 for the
                              year ended December 31, 1997).
----------------------------- -------------------------------------------------------------------------------
10.15+                        Collaboration and License Agreement, dated as of October 29, 1998, between
                              Pharmacopeia, Inc. and Schering-Plough Ltd. (incorporated by reference to
                              Exhibit 10.43 to the Company's Report on Form 10-K for the year ended
                              December 31, 1998).
----------------------------- -------------------------------------------------------------------------------



----------------------------- -------------------------------------------------------------------------------
10.16+                        Collaboration and License Agreement, dated as of
                              October 29, 1998, between Pharmacopeia, Inc. and
                              Schering Corporation (incorporated by reference to
                              Exhibit 10.44 to the Company's Report on Form 10-K
                              for the year ended December 31, 1998).
----------------------------- -------------------------------------------------------------------------------
10.17                         Guarantee, dated as of October 29, 1998, between
                              Pharmacopeia, Inc. and Schering-Plough Corporation
                              (incorporated by reference to Exhibit 10.45 to the
                              Company's Report on Form 10-K for the year ended
                              December 31, 1998).
----------------------------- -------------------------------------------------------------------------------
10.18                         Lease dated November 12, 1998 between Molecular
                              Simulations Inc. and San Diego Tech Center, LLC
                              (incorporated by reference to Exhibit 10.47 to the
                              Company's Report on Form 10-K for the year ended
                              December 31, 1998).
----------------------------- -------------------------------------------------------------------------------
10.19#                        Form of Indemnity Agreement for Directors and
                              Executive Officers (incorporated by reference to
                              Exhibit 10.48 to the Company's Report on Form 10-K
                              for the year ended December 31, 1998).
----------------------------- -------------------------------------------------------------------------------
10.20                         Lease Agreement, dated May 1, 1999, between Pharmacopeia and South Brunswick
                              Rental I, LTD (incorporated by reference to Exhibit 10.49 to the Company's
                              Report on Form 10-Q for the quarter ended June 30, 1999).
----------------------------- -------------------------------------------------------------------------------
10.21                         Amendment No. 1, effective April 15, 1999, to Collaboration and License
                              Agreements, dated as of October 29, 1998, between Pharmacopeia, Inc.,
                              Schering-Plough Ltd. And Schering Corporation (incorporated by reference to
                              Exhibit 10.50 to the Company's Report on Form 10-K for the year ended
                              December 31, 1999).
----------------------------- -------------------------------------------------------------------------------
10.22+                        Amendment No. 2, effective October 1, 1999, to Collaboration and License
                              Agreements, dated as of October 29, 1998, between Pharmacopeia, Inc.,
                              Schering-Plough Ltd. and Schering Corporation (incorporated by reference to
                              Exhibit 10.51 to the Company's Report on Form 10-K for the year ended
                              December 31, 1999).
----------------------------- -------------------------------------------------------------------------------
10.23*                        Pharmacopeia, Inc. 2000 Stock Option Plan.
----------------------------- -------------------------------------------------------------------------------
10.24#                        Pharmacopeia, Inc. Executive Non-Qualified Deferred Compensation Plan
                              (incorporated by reference to Exhibit 10.52 to the Company's Report on form
                              10-Q for the quarter ended March 31, 2000.)
----------------------------- -------------------------------------------------------------------------------
10.25                         Form of Stock Purchase Agreement, dated as of March 8, 2000, among the company and the investors set forth therein (incorporated by reference to Exhibit 10.53 to the Company's Report on Form 10-Q for the quarter ended March 31, 2000.)
----------------------------- -------------------------------------------------------------------------------
10.26#*                       Consulting Agreement, dated December 12, 2000 between the Company and
                              Richard Walsh
----------------------------- -------------------------------------------------------------------------------
10.27#*                       Consulting Agreement for Founding Members of the Pharmacopeia, Inc. Scientific
                              Advisory Board, between Pharmacopeia, Inc. and Paul A. Bartlett
----------------------------- -------------------------------------------------------------------------------
21.1*                         Subsidiaries of Pharmacopeia, Inc.
----------------------------- -------------------------------------------------------------------------------
23.1*                         Consent of Ernst & Young LLP, Independent Auditors
----------------------------- -------------------------------------------------------------------------------
24.1*                         Powers of Attorney (See signature page)
----------------------------- -------------------------------------------------------------------------------


+      Confidential treatment granted.
++     Confidential treatment requested.
# Represents a management contract or compensatory plan or arrangement.
*      Filed herewith

(b) Reports on Form 8-K

     There were no reports on Form 8-K required to be filed for the quarter ended December 31, 2000.

(c) Exhibits

     See Item 14 (a)(3) above.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PHARMACOPEIA, INC.


                               By:  /s/ Bruce C. Myers
                                    -----------------------------
                                    Bruce C. Myers
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               Date:  March 23, 2001

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


SIGNATURES                            TITLE                               DATE

/s/ Joseph A. Mollica, Ph.D.          Chairman of the Board, President    March 23, 2001
------------------------------------  and Chief Executive Officer
Joseph A. Mollica, Ph.D.              (Principal Executive Officer)

/s/ Bruce C. Myers                    Executive Vice President and        March 23, 2001
------------------------------------  Chief Financial Officer
Bruce C. Myers                        (Principal Financial and
                                      Accounting Officer)

/s/ Frank Baldino, Jr.                Director                            March 23, 2001
------------------------------------
Frank Baldino, Jr.

/s/ Paul A. Bartlett, Ph.D.           Director                            March 23, 2001
------------------------------------
Paul A. Bartlett, Ph.D.

/s/ Gary E. Costley, Ph.D.            Director                            March 23, 2001
------------------------------------
Gary E. Costley, Ph.D.

/s/ Ricardo B. Levy, Ph.D.            Director                            March 23, 2001
------------------------------------
Ricardo B. Levy, Ph.D.

/s/ James J. Marino                   Director                            March 23, 2001
------------------------------------
James J. Marino

/s/ Charles A. Sanders, M.D.          Director                            March 23, 2001
------------------------------------
Charles A. Sanders, M.D.



                     [Rest of Page intentionally left blank]

                               PHARMACOPEIA, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                             (amounts in thousands)


                     (A)                                (B)                  (C)                (D)         (E)

                                                                          Additions
                                                                  -------------------------
                                                     Balance at   Charged to    Charged to                Balance at
                                                     Beginning    Costs and     Other                     End of
            DESCRIPTION                              of Period    Expenses      Accounts     Deductions   Period
            -----------                              ------------ -----------   -----------  -----------  ---------
Deducted from receivables:
  Allowance for doubtful accounts
     Year ended December 31, 1998 .........          $    466     $    641      $     -      $    498(3)   $    609
     Year ended December 31, 1999 .........               609          311             3(1)       299(3)        624
     Year ended December 31, 2000 .........               624          564         1,673(2)       556(3)      2,305


------------

(1)      Represents amounts charged to foreign currency translation adjustment.
(2) $1,664 represents amount from acquisitions, $9 represents amount charged to foreign currency translation adjustment.
(3)      Represents write-offs, net of recoveries.