Form 10-Q
period 2001-03-31
PHARMACOPEIA INC
filed 2001-05-15
CIK 1002388

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-27118

PHARMACOPEIA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0557266 (I.R.S. Employer Identification No.)
CN 5350, Princeton, New Jersey (Address of principal executive offices)	08543-5350 (Zip code)

(609) 452-3600
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class Common Stock, $.0001 par value	Outstanding at May 7, 2001 23,729,622 shares

PHARMACOPEIA, INC.

Form 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Pharmacopeia, Inc.

Consolidated Balance Sheets

(Dollars in thousands)

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,070	$69,350
Marketable securities	98,536	95,828
Trade receivables, net of allowance for doubtful accounts of $2,085 and $2,305 respectively	18,848	39,017
Prepaid expenses and other current assets	8,211	6,823

Total current assets	199,665	211,018
Property and equipment—net	11,706	12,381
Capitalized software—net	15,259	16,193
Goodwill and other intangibles—net	41,108	43,383
Other assets	1,975	1,791

Total assets	$269,713	$284,766

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,019	$2,921
Accrued liabilities	27,137	33,580
Deferred revenue, current portion	28,326	33,802
Notes payable, current portion	44	43

Total current liabilities	58,526	70,346
Notes payable, long-term portion	175	181
Other long-term liabilities	39	46
Deferred revenue, long-term	4,752	4,326
Commitments and contingencies Stockholders' equity:
Capital stock	2	2
Additional paid-in capital	278,417	276,144
Accumulated deficit	(73,654)	(67,874)
Accumulated comprehensive income	1,456	1,595

Total stockholders' equity	206,221	209,867

Total liabilities and stockholders' equity	$269,713	$284,766

See accompanying notes to these unaudited financial statements.

Pharmacopeia, Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the Three Months Ended March 31,
	2001	2000
Revenues:
Drug discovery services	$6,373	$10,630
Software license, service and other	19,190	12,256
Hardware	1,577	964

Total revenues	27,140	23,850
Cost of revenues:
Drug discovery services	5,181	5,876
Software license, service and other	4,609	1,870
Hardware	1,470	918

Total cost of revenues	11,260	8,664

Gross margin	15,880	15,186
Operating costs and expenses:
Research and development	8,398	5,690
Sales, general and administrative	13,212	9,253
Amortization of goodwill	1,820	327
Write-off of in-process research and development	—	6,400

Total operating costs and expenses	23,430	21,670

Operating loss	(7,550)	(6,484)
Interest and other income, net	1,899	812

Loss before provision for income taxes	(5,651)	(5,672)
Provision for income taxes	129	125

Net loss	$(5,780)	$(5,797)

Net loss per share—Basic	$(0.25)	$(0.27)

Net loss per share—Diluted	$(0.25)	$(0.27)

Weighted average number of common stock outstanding—Basic	23,553	21,106

Weighted average number of common stock outstanding—Diluted	23,553	21,106

See accompanying notes to these unaudited financial statements.

Pharmacopeia, Inc.

Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	For the Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,780)	$(5,797)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Depreciation	1,483	1,305
Amortization	3,907	931
Contribution of stock to 401 (k) members	573	252
Write-off of in-process research and development	—	6,400
Changes in assets and liabilities:
Accounts receivable	20,170	15,359
Prepaid and other current assets	(1,085)	(799)
Accounts payable	98	(918)
Accrued liabilities	(6,443)	(3,643)
Deferred revenue	(5,050)	(938)
Other assets	(217)	(48)

Net cash provided by operating activities	7,656	12,104
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(759)	(572)
Purchases of marketable securities	(38,706)	(112,382)
Proceeds from sales of marketable securities	(35,998)	26,929
Acquisition of businesses, net of cash acquired	—	(23,169)
Increase in capitalized software development costs	(699)	(360)

Net cash used in investing activities	(4,166)	(109,554)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,700	120,113
Principal payments on notes payable	(6)	(117)
Principal payments under capital lease obligations	(6)	(38)

Net cash provided by financing activities	1,688	119,958
Exchange rate effect on cash and equivalents	(458)	73

Net increase in cash and equivalents	4,720	22,581
Cash and equivalents, beginning of period	69,350	17,157

Cash and equivalents, end of period	$74,070	$39,738

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9	$8

Income taxes	$38	$212

See accompanying notes to these unaudited financial statements.

Pharmacopeia, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note (1)—Basis of Presentation

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

    Interim results are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note (2)—Segment Information

    The Company operates in two business segments: drug discovery services and software (which includes software licenses, maintenance, hardware and other). Summarized information concerning industry segment operations for the three months ended March 31, 2001 and 2000, and for industry segment assets as of March 31, 2001 and 2000, is presented below.

	Three Months Ended March 31, 2001
	Software	Drug Discovery Services	Total
Revenues:
Drug discovery services	$—	$6,373	$6,373
Software licenses, service and other	19,190	—	19,190
Hardware	1,577	—	1,577

Total revenues	$20,767	$6,373	$27,140

Operating loss	$(4,127)	$(3,423)	$(7,550)

Total assets as of March 31, 2001	$107,306	$162,407	$269,713

	Three Months Ended March 31, 2000
	Software	Drug Discovery Services	Total
Revenues:
Drug discovery services	$—	$10,630	$10,630
Software licenses, service and other	12,256	—	12,256
Hardware	964	—	964

Total revenues	$13,220	$10,630	$23,850

Operating income (loss)	$(7,162)	$678	$(6,484)

Total assets as of March 31, 2000	$64,903	$172,902	$237,805

Note (3)—Net Loss Per Share

    The Company computes net loss per share in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted-average number of common and common equivalent shares outstanding during the period. Diluted earnings per share are required to be calculated to include the potentially dilutive effect of the conversion of outstanding stock options. Because the Company has a net loss for the periods presented, the inclusion of outstanding stock options would be anti-dilutive and therefore the weighted-average shares used to calculate both basic and diluted loss per share are the same.

Note (4)—Recently Issued Accounting Pronouncements

    In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133". The statement defers for one year the effective date of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The FASB issued SFAS No. 133 in June 1998, which establishes accounting and reporting standards for derivative instruments on the Company's balance sheet at fair value. The Company adopted SFAS 133 in January 2001. As of March 31, 2001, the Company did not hold any derivative instruments or conduct any hedging activities. The adoption of SFAS No.'s 137 and 133 did not impact the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of financial condition and results of operations of Pharmacopeia, Inc. ("Pharmacopeia" or the "Company") should be read in conjunction with the Unaudited Financial Statements and related notes included elsewhere in this Form 10-Q, and also in conjunction with the Consolidated Financial Statements and related notes included in the Company's Form 10-K for the year ended December 31, 2000. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or expressions. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

    Total revenue increased 14% to $27.1 million in the first quarter of 2001 compared to $23.9 million in the first quarter of 2000.

    Software Segment revenue (license, service and other revenue and hardware revenue) increased 58% to $20.8 million in the first quarter of 2001 compared to $13.2 million in the first quarter of 2000. The increase is due in part to revenue generated from last year's acquisitions of Synopsys and the Software Subsidiaries of Oxford Molecular in February and September, respectively ("the Acquisitions"). If the revenues generated by these acquired companies, as separate companies, had been included in the 2000 first quarter results, then the 2001 first quarter revenue growth rate would have been about 12%. Hardware revenues, which result from the resale of computers at low margins based on customer requirements which can vary widely quarter-to-quarter, also increased by 64% in the first quarter of 2001 compared to the first quarter in 2000.

    Drug Discovery Services revenue decreased 40% to $6.4 million in the first quarter of 2001 compared to $10.6 million in the first quarter of 2000. The first quarter of 2000 results included a multi million-dollar payment from a non-recurring source of revenue, the out licensing of certain patented detection technology for high throughput screening. In addition, the first quarter of 2000 results included about $1.0 million of revenue from a drug discovery collaboration that terminated in June 2000. The non-recurring out license fee, together with the revenue from the terminated collaboration, account for the majority of the $4.2 million decrease in first quarter Drug Discovery Services revenue. Excluding this technology out-license fee, Drug Discovery Services revenue decreased slightly due to decreased lead optimization work and library outlicensing revenue, as expected. Management continues to seek new drug discovery collaborations to replace the decline in Drug Discovery Services revenue, but there can be no assurance that these efforts will be successful.

    Gross margin generated from Software segment revenue (license, service and other revenue and hardware revenue) increased 41% to $14.7 million (71% of related sales) in the first quarter of 2001 compared to $10.4 million (79% of related sales) in the first quarter of 2000. The increase in the amount of gross margin dollars resulted from the increase in Software license, service and other revenue and hardware revenue. The decrease in gross margin as a percentage of related sales is primarily due to the amortization of the developed technology allocated in the Acquisitions.

    Gross margin generated from Drug Discovery Services decreased 75% to $1.2 million (19% of related revenues) in the first quarter of 2001 compared to $4.8 million (45% of related sales) in the first quarter of 2000. The decrease resulted primarily from the prior year's first quarter technology out-license fee described above, which fee carried no related prior year's first quarter cost of revenues.

    Research and development expenses increased by 48% to $8.4 million in the first quarter of 2001 compared to $5.7 million in the first quarter of 2000. Research and development costs include costs associated with internal drug discovery programs, software development, ultra high-throughput screening and informatics. The increase in research and development expenses is primarily attributable to the acquisitions made in 2000. In addition, the Company has increased its software research and development staff in response to the anticipated product integration needs created by the increased breadth of its software product line.

    Sales, general and administrative expenses increased by 43% to $13.2 million in the first quarter of 2001 compared to $9.3 million in the first quarter of 2000. The increase in sales, general and administrative expenses is primarily attributable to the Acquisitions, including amortization of certain acquired intangible assets. In addition, the company has increased its sales and marketing staff in anticipation of increased future demand for its integrated software product offering.

    Goodwill amortization increased to $1.8 million in the first quarter of 2001 compared to $0.3 million in the first quarter of 2000. The increase is attributable to the Acquisitions.

    A write-off of $6.4 million of in-process research and development was recorded in the first quarter of 2000 related to the acquisition of Synopsys. No comparable write-offs were made in the first quarter of 2001.

    Interest and other income, net, increased to $1.9 million in the first quarter of 2001 compared to $0.8 million for the first quarter of 2000. The increase resulted from the investment of the proceeds from a $110 million private placement of the Company's common stock in March 2000. Interest income in the first quarter of 2001 was offset by a $0.5 million write-down for impairment of one of the Company's investments.

    The Company recorded an income tax provision of $0.1 million for both the first quarter of 2001 and the first quarter of 2000. The 2001 and 2000 tax provisions are primarily due to foreign taxable income generated from the Software operations. These provisions differ from the Federal tax rate primarily because of the effect of permanent book-tax differences, net operating loss carryforwards, and net operating loss carrybacks.

    As a result of the increased revenues offset by increased costs as described above, the Company generated a net loss of $5.8 million ($0.25 per diluted share) in the first quarter of 2001 compared to a loss of $5.8 million ($0.27 per diluted share) in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its activities to date primarily through the sale of equity securities, drug discovery services, software licenses, software maintenance services and hardware. As of March 31, 2001, the Company had working capital of $141.1 million compared to $140.7 million as of December 31, 2000.

    As of March 31, 2001, the Company's cash, cash equivalents and marketable securities totaled $172.6 million, which are invested in U.S. Treasury and government agency obligations, investment grade commercial paper and other short-term money market instruments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to various market risks consisting primarily of changes in foreign currency exchange rates. The Company's international sales generally are denominated in local currencies. The Company's exchange rate risk is greatest for Dollar/Euro and Dollar/Yen fluctuations. When deemed appropriate, the Company engages in exchange rate-hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations. At March 31, 2001, the Company had no hedging transactions in effect.

    The Company does not use derivative financial instruments for trading or speculative purposes. However, the Company regularly invests excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. The Company believes that the market risk arising from holding these financial instruments is minimal.

    The Company's exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on its investment portfolio since the Company has minimal debt. The Company ensures the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at March 31, 2001. Declines in interest rates over time will, however, reduce the Company's interest income.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

    The Company is not a party to any material litigation and is not aware of any threatened material litigation.

Item 2. Changes in Securities and Use of Proceeds—None

Item 3. Defaults upon Senior Securities—None

Item 4. Submission of Matters to a Vote of Security Holders—None

Item 5. Other Information—None

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits—See Exhibit Index

  (b)
  Reports on Form 8-K—None

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACOPEIA, INC.
By:	/s/ BRUCE C. MYERS Bruce C. Myers Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)
	Date:	May 15, 2001

PHARMACOPEIA, INC.

INDEX TO EXHIBITS

No.	EXHIBIT
10.2(a)#	Amendment No. 1 to the Employee Stock Purchase Plan.
10.3(b)#	Amendment No. 2 to the 1995 Director Option Plan.

#
Represents a management contract or compensatory plan or arrangement.

QuickLinks

  PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K