Form 10-Q
period 2001-06-30
PHARMACOPEIA INC
filed 2001-08-14
CIK 1002388

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-27118

PHARMACOPEIA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0557266 (IRS Employer Identification No.)
CN 5350, Princeton, New Jersey (Address of principal executive offices)	08543-5350 (Zip code)

(609)452-3600
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class Common Stock, $.0001 par value	Outstanding at August 2, 2001 25,832,083

PHARMACOPEIA, INC.
Form 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Pharmacopeia, Inc.

Consolidated Balance Sheets

(Dollars in thousands)

ASSETS	June 30, 2001 2001 (Unaudited)	December 31, 2000
Current assets:
Cash and cash equivalents	$47,367	$69,350
Marketable securities	116,534	95,828
Trade receivables, net of allowance for doubtful accounts of $1,844 and $2,305 respectively	29,130	39,017
Prepaid expenses and other current assets	6,094	6,823

Total current assets	199,125	211,018
Property and equipment — net	11,731	12,381
Capitalized software — net	14,683	16,193
Goodwill and other intangibles — net	42,549	43,383
Other assets	1,567	1,791

Total assets	$269,655	$284,766

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,312	$2,921
Accrued liabilities	27,670	33,580
Deferred revenue, current portion	33,280	33,802
Notes payable, current portion	44	43

Total current liabilities	64,306	70,346
Notes payable, long-term portion	165	181
Other long-term liabilities	83	46
Deferred revenue, long-term	3,928	4,326
Commitments and contingencies
Stockholders' equity:
Capital stock	2	2
Additional paid-in capital	279,712	276,144
Accumulated deficit	(79,062)	(67,874)
Accumulated comprehensive income	521	1,595

Total stockholders' equity	201,173	209,867

Total liabilities and stockholders' equity	$269,655	$284,766

See accompanying notes to these unaudited financial statements.

Pharmacopeia, Inc.

Consolidated Statements of Operations

(Unaudited, dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2000	2001	2000
Revenues:
Software license, service and other	$20,312	$13,990	$39,501	$26,246
Drug discovery services	6,906	12,137	13,279	22,767
Hardware	1,943	1,764	3,520	2,728

Total revenues	29,161	27,891	56,300	51,741
Cost of revenues:
Software license, service and other	4,127	2,117	8,736	3,987
Drug discovery services	5,409	6,223	10,590	12,099
Hardware	1,691	1,511	3,161	2,429

Total cost of revenues	11,227	9,851	22,487	18,515

Gross margin	17,934	18,040	33,813	33,226
Operating costs and expenses:
Research and development	8,837	6,099	17,235	11,790
Sales, general and administrative	15,180	10,783	28,392	20,036
Amortization of goodwill	1,820	745	3,640	1,072
Write-off of in-process research and development	—	—	—	6,400

Total operating costs and expenses	25,837	17,627	49,267	39,298

Operating income (loss)	(7,903)	413	(15,454)	(6,072)
Interest and other income, net	3,027	3,050	4,927	3,862

Income (loss) before provision for income taxes	(4,876)	3,463	(10,527)	(2,210)
Provision for income taxes	532	394	661	519

Net income (loss)	$(5,408)	$3,069	$(11,188)	$(2,729)

Net income (loss) per share — Basic	$(0.23)	$0.13	$(0.47)	$(0.12)

Net income (loss) per share — Diluted	$(0.23)	$0.12	$(0.47)	$(0.12)

Weighted average number of common stock outstanding — Basic	23,744	22,997	23,649	22,051

Weighted average number of common stock outstanding — Diluted	23,744	24,723	23,649	22,051

See accompanying notes to these unaudited financial statements.

Pharmacopeia, Inc.

Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	For the Six Months Ended June 30
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,188)	$(2,729)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Depreciation	2,987	2,601
Amortization	7,801	2,683
Contribution of stock to 401 (k) members	835	464
Write-off of in-process research and development	—	6,400
Changes in assets and liabilities:
Accounts receivable	9,887	8,309
Prepaid and other current assets	(1,367)	1,768
Accounts payable	489	(664)
Accrued liabilities	(6,391)	(4,931)
Deferred revenue	(884)	386
Other assets	102	245

Net cash provided by operating activities	2,271	14,532
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,184)	(1,576)
Purchases of marketable securities	(93,154)	(153,136)
Proceeds from sales of marketable securities	73,535	92,088
Acquisition of businesses, net of cash acquired	(3,620)	(23,169)
Increase in capitalized software development costs	(1,741)	(1,014)

Net cash used in investing activities	(27,164)	(86,807)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,733	120,959
Principal payments on notes payable	(7)	(239)
Principal payments under capital lease obligations	(7)	(57)

Net cash provided by financing activities	2,719	120,663
Exchange rate effect on cash and equivalents	191	23

Net increase (decrease) in cash and equivalents	(21,983)	48,411
Cash and equivalents, beginning of period	69,350	17,157

Cash and equivalents, end of period	$47,367	$65,568

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$19	$17

Income taxes	$174	$212

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

Note (2)—Segment Information

    The Company operates in two business segments: drug discovery services and software (which includes software licenses, maintenance, hardware and other). Summarized information concerning industry segment operations for the three and six months ended June 30, 2001 and 2000, and for industry segment assets as of June 30, 2001 and December 31, 2000, is presented below.

	Three Months Ended June 30, 2001			Six Months Ended June 30, 2001
	Software	Drug Discovery Services	Total	Software	Drug Discovery Services	Total
Revenue:
Software licenses, service and other	$20,312	$—	$20,312	$39,501	$—	$39,501
Drug discovery services	—	6,906	6,906	—	13,279	13,279
Hardware	1,943	—	1,943	3,520	—	3,520

Total revenue	$22,255	$6,906	$29,161	$43,021	$13,279	$56,300

Operating income (loss)	$(5,282)	$(2,621)	$(7,903)	$(9,410)	$(6,044)	$(15,454)

	Three Months Ended June 30, 2000			Six Months Ended June 30, 2000
	Software	Drug Discovery Services	Total	Software	Drug Discovery Services	Total
Revenue:
Software licenses, service and other	$13,990	$—	$13,990	$26,246	$—	$26,246
Drug discovery services	—	12,137	12,137	—	22,767	22,767
Hardware	1,764	—	1,764	2,728	—	2,728

Total revenue	$15,754	$12,137	$27,891	$28,974	$22,767	$51,741

Operating income (loss)	$(1,295)	$1,708	$413	$(8,458)	$2,386	$(6,072)

	Software	Drug Discovery Services	Total
Total assets — June 30, 2001	$108,120	$161,535	$269,655

Total assets — December 31, 2000	$119,386	$165,380	$284,766

Note (3)—Acquisition of Synomics

On June 29, 2001, the Company acquired Synomics Ltd. ("Synomics"), a U.K.- based company providing middleware technology and consulting expertise. The Company paid $4.0 million for Synomics, consisting of $3.5 million cash and $0.5 million in transaction costs.

The acquisition has been accounted for by the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values. The purchase price was allocated $0.3 million to net tangible assets (including cash acquired of $0.1 million) and $3.7 million to goodwill. The goodwill is being amortized over five years. The operating results of Synomics have been included in the Company's results of operations since the acquisition date.

Assuming that the acquisition of Synomics had occurred on January 1 of the periods presented below, the pro forma consolidated results of operations would be as follows (in thousands except per share amounts):

	Six Months Ended June 30,
	2001	2000
Total Revenue	$56,679	$52,025
Net Loss	$(13,395)	$(4,282)
Loss per Share:
Basic	$(0.57)	$(0.19)
Diluted	$(0.57)	$(0.19)

Note (4)—Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective October 1, 2002 but may early adopt in the first fiscal quarter of 2002. The Company is currently evaluating the effect that adoption of the provisions of FAS 142 that are effective October 1, 2002 will have on its results of operations and financial position.

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

BUSINESS OVERVIEW

Pharmacopeia designs, develops, markets and supports science and technology-based products and services intended to improve and accelerate the processes of drug discovery and chemical development. The Company's software segment ("Accelrys") provides molecular modeling and simulation, bioinformatics and cheminformatics software solutions that facilitate the discovery and development of new drug and chemical products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries. The Company's drug discovery services segment provides drug discovery services to pharmaceutical and biotechnology companies based on proprietary combinatorial chemistry and high throughput screening technologies.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 and 2000

Total revenue increased 5% to $29.2 million in the second quarter of 2001 compared to $27.9 million in the second quarter of 2000.

Software license, service and other revenue increased 45% to $20.3 million in the second quarter of 2001 compared to $14.0 million in the second quarter of 2000. This increase is due primarily to revenue generated from last year's acquisitions of Synopsys Scientific Systems Ltd., and the software subsidiaries of Oxford Molecular Group plc in February and September, respectively ("the Acquisitions"). If the revenues generated by these acquired companies, as separate companies, had been included in the 2000 second quarter results, then the 2001 second quarter software license, service and other revenue growth rate would have been about 14%. Hardware revenues, which result from the resale of computers at low margins based on customer requirements which can vary widely quarter-to-quarter, increased by 10% in the second quarter of 2001 compared to the second quarter in 2000.

Drug discovery services revenue decreased 43% to $6.9 million in the second quarter of 2001 compared to $12.1 million in the second quarter of 2000. This decrease was primarily due to the early termination of a significant drug discovery services contract in the second quarter of 2000. Absent the revenue and termination fees generated from this contract in the second quarter of 2000, drug discovery services revenue in the second quarter of 2001 was approximately equal to revenue in the second quarter of 2000. The Company continues to seek new drug discovery collaborations to replace the decline in drug discovery services revenue, but there can be no assurance that these efforts will be successful.

As a result of the continued decline in drug discovery services revenue, the Company is currently considering strategic alternatives to its drug discovery business plan. Alternatives under consideration include merging with, acquiring or creating a joint venture with one or more organizations that have identified a large number of validated targets but may lack expertise in the areas of chemistry and biology. Depending on the alternative selected, and if the Company increases its drug discovery activities without associated revenues, then losses from the drug discovery segment would increase substantially.

Gross margin generated at Accelrys (software license, service and other revenue and hardware revenue) increased 36% to $16.4 million (74% of related sales) in the second quarter of 2001 compared to $12.1 million (77% of related sales) in the second quarter of 2000. The increase in the amount of gross margin dollars resulted from the increase in software license, service and other revenue and hardware revenue. The decrease in gross margin as a percentage of related sales was primarily due to the amortization of the developed technology allocated in the Acquisitions.

Gross margin generated from drug discovery services decreased 75% to $1.5 million (22% of related revenues) in the second quarter of 2001 compared to $5.9 million (49% of related sales) in the second quarter of 2000. The decrease in the amount of drug discovery services gross margin resulted primarily from the decrease in revenue explained above. The decrease in drug discovery services gross margin as a percentage of related revenue resulted primarily from two factors. First, the termination fee included in last years' second quarter carried no related cost of revenues. Second, the decreased volume of work has caused fixed costs to be spread over the lower revenue level.

Research and development expenses increased by 45% to $8.8 million in the second quarter of 2001 compared to $6.1 million in the second quarter of 2000. Research and development costs at Accelrys primarily include costs associated with the development of modeling, simulation, analyses, informatics and workflow software. Research and development costs in the drug discovery services segment currently result primarily from ultra high-throughput screening development. The increase in consolidated research and development expenses occurred primarily at Accelrys and is primarily attributable to the Acquisitions. In addition, the Company has increased its software and informatics research and development staff in response to the anticipated product integration needs created by the increased breadth of its software product line. Lastly related to research and development costs, if the Company decides to pursue an internally funded drug discovery business plan from the strategic alternatives under consideration as described above, then drug discovery segment research and development costs would increase substantially.

Sales, general and administrative expenses increased by 41% to $15.2 million in the second quarter of 2001 compared to $10.8 million in the second quarter of 2000. The increase in sales, general and administrative expenses occurred primarily at Accelrys and is primarily attributable to the Acquisitions, including amortization of certain acquired intangible assets. In addition, the Company has increased its sales and marketing staff in anticipation of increased future demand for its integrated software product offering.

Goodwill amortization increased to $1.8 million in the second quarter of 2001 compared to $0.7 million in the second quarter of 2000. The increase is attributable to the Acquisitions.

Interest and other income, net, remained consistent in the second quarter of 2001 compared to the second quarter of 2000 in spite of lower interest rates because the current second quarter includes a $0.7 million capital gain related to the sale of a certain investment.

The provision for income tax increased to $0.5 million in the second quarter of 2001 compared to $0.4 million in the second quarter of 2000. The 2001 and 2000 tax provisions are primarily due to foreign taxable income generated at Accelrys. These provisions differ from the Federal tax rate primarily because of the effect of permanent book-tax differences, net operating loss carryforwards, and net operating loss carrybacks.

As a result of the increased revenues offset by increased costs as described above, the Company generated a net loss of $5.4 million ($0.23 per diluted share) in the second quarter of 2001 compared to income of $3.1 million ($0.12 per diluted share) in the second quarter of 2000.

Six Months Ended June 30, 2001 and 2000

Total revenue increased 9% to $56.3 million in the first half of 2001 compared to $51.7 million in the first half of 2000.

Software license, service and other revenue increased 51% to $39.5 million in the first half of 2001 compared to $26.2 million in the first half of 2000. The increase is due primarily to the Acquisitions. If the revenues generated by the acquired companies, as separate companies, had been included in the 2000 first half results, then the 2001 first half revenue growth rate would have been about 13%. Hardware revenues, which result from the resale of computers at low margins based on customer requirements increased by 29% in the first half of 2001 compared to the first half in 2000.

Drug Discovery Services revenue decreased 42% to $13.3 million in the first half of 2001 compared to $22.8 million in the first half of 2000. The first half of 2000 results included certain non-recurring revenue including an out license fee, and revenue and a termination fee from a contract that terminated at the end of last years' second quarter. Absent these non-recurring revenues, drug discovery services revenue in the first half of 2001 was approximately equal to revenue in the first half of 2000.

Gross margin generated at Accelrys (software license, service and other revenue and hardware revenue) increased 38% to $31.1 million (72% of related sales) in the first half of 2001 compared to $22.6 million (78% of related sales) in the first half of 2000. The increase in the amount of gross margin dollars resulted from the increase in Software license, service and other revenue and hardware revenue. The decrease in gross margin as a percentage of related sales is primarily due to the amortization of the developed technology allocated in the Acquisitions.

Gross margin generated from drug discovery services decreased 75% to $2.7 million (20% of related revenues) in the first half of 2001 compared to $10.7 million (47% of related sales) in the first half of 2000. The decrease in the amount of drug discovery services gross margin resulted primarily from the decrease in revenue explained above. The decrease in drug discovery services gross margin as a percentage of related revenue resulted primarily from two factors. First, the out-license and termination fees included in last years' first half carried no related cost of revenues. Second, the decreased volume of work has caused fixed costs to be spread over the lower revenue level.

Research and development expenses increased by 46% to $17.2 million in the first half of 2001 compared to $11.8 million in the first half of 2000. This increase primarily occurred at Accelrys and is primarily attributable to the Acquisitions. In addition, the Company has increased its software research and development staff in response to the anticipated product integration needs created by the increased breadth of its software product line.

Sales, general and administrative expenses increased by 42% to $28.4 million in the first half of 2001 compared to $20.0 million in the first half of 2000. The increase in sales, general and administrative expenses primarily occurred at Accelrys and is primarily attributable to the Acquisitions, including amortization of certain acquired intangible assets. In addition, the Company has increased its sales and marketing staff in anticipation of increased future demand for its integrated software product offering.

Goodwill amortization increased to $3.6 million in the first half of 2001 compared to $1.1 million in the first half of 2000. The increase is attributable to the Acquisitions.

A write-off of $6.4 million of in-process research and development was recorded in the first half of 2000 related to the acquisition of Synopsys. No comparable write-offs were made in the first half of 2001.

Interest and other income, net, increased to $4.9 million in the first half of 2001 compared to $3.9 million for the first half of 2000. The increase resulted primarily from the investment of the proceeds from a $110 million private placement of the Company's common stock in March 2000. Interest and other income in the first half of 2001 also includes a $0.5 million write-down for impairment of an investment and a $0.7 million capital gain from the sale of an investment.

The provision for income tax increased to $0.7 million in the first half of 2001 compared to $0.5 million in the first half of 2000. The 2001 and 2000 tax provisions are primarily due to foreign taxable income generated from the Software operations. These provisions differ from the Federal tax rate primarily because of the effect of permanent book-tax differences, net operating loss carryforwards, and net operating loss carrybacks.

As a result of the increased revenues offset by increased costs as described above, the Company generated a net loss of $11.2 million ($0.47 per diluted share) in the first half of 2001 compared to a net loss of $2.7 million ($0.12 per diluted share) in the first half of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its activities to date primarily through the sale of equity securities, drug discovery services, software licenses, software maintenance services and hardware. As of June 30, 2001, the Company had working capital of $134.8 million compared to $140.7 million as of December 31, 2000. The decrease is primarily attributable to capital expenditures and the acquisition of Synomics.

As of June 30, 2001, the Company's cash, cash equivalents and marketable securities totaled $163.9 million, which are invested in U.S. Treasury and government agency obligations, investment grade commercial paper and other short-term money market instruments.

The Company anticipates that its capital requirements may increase in future periods as the Company expands its research and development activities, expands its facilities, and acquires additional equipment. The Company's capital requirements may also increase in future periods as the Company seeks to expand its technology platform through additional investments, licensing arrangements, technology alliances or acquisitions. In addition, of the strategic alternatives described above, if the Company decides to pursue an internally funded drug discovery business plan, then the demand on the Company's capital resources and liquidity would increase substantially.

The Company anticipates that its existing capital resources and liquidity will be adequate to fund the Company's operations at least through 2002. However, there can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements depend on numerous factors, including the ability of the Company to continue to generate software sales, the ability of the Company to extend existing drug discovery services agreements and to enter into additional arrangements, competing technological and market developments, changes in the Company's existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, acquisitions of other businesses or technologies, and the progress of the Company's customers' milestone and royalty producing activities. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all. The Company's forecasts of the period of time through which its financial resources will be adequate to support its operations is forward looking information, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks consisting primarily of changes in foreign currency exchange rates. The Company's international sales generally are denominated in local currencies. The Company's exchange rate risk is greatest for Dollar/Euro and Dollar/Yen fluctuations. When deemed appropriate, the Company engages in exchange rate-hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations. At June 30, 2001, the Company had no hedging transactions in effect.

The Company does not use derivative financial instruments for trading or speculative purposes. However, the Company regularly invests excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. The Company believes that the market risk arising from holding these financial instruments is minimal.

The Company's exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on its investment portfolio since the Company has minimal debt. The Company ensures the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at June 30, 2001. Declines in interest rates over time will, however, reduce the Company's interest income.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

    The Company is not a party to any material litigation and is not aware of any threatened material litigation.

Item 2. Changes in Securities and Use of Proceeds—None

Item 3. Defaults upon Senior Securities—None

Item 4. Submission of Matters to a Vote of Security Holders

    The Company held its Annual Meeting of Stockholders (the "Annual Meeting") on May 2, 2001. Of the 23,701,758 shares of Common Stock which could be voted at the Annual Meeting, 18,098,595 shares of Common Stock, representing 76%, were represented at the Annual Meeting in person or by proxy, which constituted a quorum. Voting results were as follows:

1.
To elect three directors to the Board of Directors for a term of three years.

	FOR	AGAINST OR WITHHELD	ABSTENTIONS OR BROKER NON-VOTES
Paul A. Bartlett, Ph.D.	17,857,574	241,021	5,603,163
Charles A. Sanders, M.D.	17,857,574	241,483	5,603,163
Ricardo B. Levy, Ph.D.	17,853,995	241,600	5,603,163
2.
To approve an amendment to the Company's Employee Stock Purchase Plan to increase from 250,000 to 750,000 the number of shares of Common Stock authorized for issuance thereunder.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
16,466,116	1,619,646	12,833	5,603,163
3.
To approve an amendment to the Company's 1995 Director Option Plan to provide that options awarded to a director after his or her initial grant would vest on the date of the stockholders' meeting following the date of grant.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
16,564,187	1,514,265	20,142	5,603,163
4.
To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2001.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
18,054,777	36,792	7,026	5,603,163

Item 5. Other Information—None

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits—None
  (b)
  Reports on Form 8-K—None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACOPEIA, INC.
By:	/s/ BRUCE C. MYERS Bruce C. Myers Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)

Date: August 14, 2001

QuickLinks

Table of Contents
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
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information—None
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES