Form 10-Q/A
period 2001-06-30
PHARMACOPEIA INC
filed 2001-08-20
CIK 1002388

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

CN 5350, Princeton, New Jersey 08543-5350
(Address of principal executive offices) (Zip code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class Common Stock, $.0001 par value	Outstanding at August 2, 2001 23,832,083

Explanatory Note

    This Form 10-Q/A amends the Form 10-Q filed on August 14, 2001 to correct the number of shares outstanding at August 2, 2001 listed on the cover page.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PHARMACOPEIA, INC.
By:	/s/ BRUCE C. MYERS Bruce C. Myers Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)

Date: August 20, 2001

QuickLinks

Explanatory Note
Signatures