Form 10-Q
period 2001-09-30
PHARMACOPEIA INC
filed 2001-11-14
CIK 1002388

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 1, 2001
Common Stock, .0001 par value	23,883,932 shares

PHARMACOPEIA, INC.

Form 10-Q

Table of Contents

PART I              FINANCIAL INFORMATION

Item 1. Financial Statements

Pharmacopeia, Inc.
Consolidated Balance Sheets
(in thousands)

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,641	$69,350
Marketable securities	117,120	95,828
Trade receivables, net of allowance for doubtful accounts of $1,638 and $2,305, respectively	23,219	39,017
Other current assets	5,850	6,823

Total current assets	185,830	211,018
Property and equipment — net	11,421	12,381
Capitalized software — net	14,025	16,193
Goodwill and other intangibles — net	40,333	43,383
Other assets	1,465	1,791

Total assets	$253,074	$284,766

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,693	$2,921
Accrued liabilities	26,068	33,580
Deferred revenue, current portion	25,109	33,802
Notes payable, current portion	46	43

Total current liabilities	53,916	70,346
Notes payable, long-term portion	163	181
Other long-term liabilities	38	46
Deferred revenue, long-term	3,686	4,326
Commitments and contingencies
Stockholders' equity:
Capital stock; $.0001 par value, 40,000 shares authorized, 23,876 and 23,411 shares issued, respectively	2	2
Additional paid-in capital	280,546	276,144
Accumulated deficit	(85,015)	(67,874)
Accumulated comprehensive loss	892	1,595
Treasury stock; September 30, 2001—100 shares	(1,154)	—

Total stockholders' equity	195,271	209,867

Total liabilities and stockholders' equity	$253,074	$284,766

See accompanying notes to these unaudited financial statements.

Pharmacopeia, Inc.
Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
Software license, service and other	$21,456	$17,929	$60,957	$44,176
Drug discovery services	7,044	7,933	20,323	30,700
Hardware	100	1,278	3,620	4,006

Total revenues	28,600	27,140	84,900	78,882
Cost of revenues:
Software license, service and other	4,715	2,613	13,451	6,599
Drug discovery services	5,191	5,766	15,781	17,865
Hardware	126	1,097	3,287	3,527

Total cost of revenues	10,032	9,476	32,519	27,991

Gross margin	18,568	17,664	52,381	50,891
Operating costs and expenses:
Research and development	8,566	6,620	25,801	18,409
Sales, general and administrative	15,531	12,287	43,923	32,323
Amortization of goodwill	2,000	1,064	5,640	2,136
Write-off of in-process research and development	—	2,340	—	8,740

Total operating costs and expenses	26,097	22,311	75,364	61,608

Operating loss	(7,529)	(4,647)	(22,983)	(10,717)
Interest and other income, net	1,744	2,923	6,671	6,785

Loss before provision for income taxes	(5,785)	(1,724)	(16,312)	(3,932)
Provision for income taxes	168	221	829	741

Net loss	$(5,953)	$(1,945)	$(17,141)	$(4,673)

Net loss per share — Basic	$(0.25)	$(0.08)	$(0.72)	$(0.21)

Net loss per share — Diluted	$(0.25)	$(0.08)	$(0.72)	$(0.21)

Weighted average number of common stock outstanding — Basic	23,824	23,165	23,707	22,423

Weighted average number of common stock outstanding — Diluted	23,824	23,165	23,707	22,423

See accompanying notes to these unaudited financial statements.

Pharmacopeia, Inc.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,141)	$(4,673)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Depreciation	4,245	3,867
Amortization	12,159	5,048
Contribution of stock to 401 (k) members	1,141	669
Write-off of in-process research and development	—	8,740
Changes in assets and liabilities:
Accounts receivable	15,848	9,818
Other current assets	(1,322)	1,261
Accounts payable	(169)	(1,524)
Accrued liabilities	(9,043)	(5,507)
Deferred revenue	(9,333)	1,211
Other assets	551	286

Net cash provided by (used in) operating activities	(3,064)	19,196
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,270)	(2,798)
Purchases of marketable securities	(145,353)	(172,245)
Proceeds from sales of marketable securities	125,806	112,289
Acquisition of businesses, net of cash acquired	(3,855)	(41,678)
Capitalized software costs	(2,739)	(1,495)

Net cash used in investing activities	(29,411)	(105,927)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,567	124,371
Purchases of treasury stock	(1,154)	—
Proceeds from notes payable, net	47	—
Principal payments under capital lease obligations	(11)	(309)

Net cash provided by financing activities	2,449	124,062
Exchange rate effect on cash and cash equivalents	317	32

Net increase (decrease) in cash and cash equivalents	(29,709)	37,363
Cash and cash equivalents, beginning of period	69,350	17,157

Cash and cash equivalents, end of period	$39,641	$54,520

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$21	$18

Income taxes	$827	$338

See accompanying notes to these unaudited financial statements.

Pharmacopeia, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note (1)—Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included.

    Interim results are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note (2)—Segment Information

    The Company operates in two business segments: drug discovery services and software (which includes software licenses, maintenance, hardware and other). Summarized information concerning industry segment operations for the three and nine month periods ended September 30, 2001 and 2000, and for industry segment assets as of September 30, 2001 and December 31, 2000, is presented below.

	Three Months Ended September 30, 2001			Nine Months Ended September 30, 2001
	Software	Drug Discovery Services	Total	Software	Drug Discovery Services	Total
Revenues:
Drug discovery services	$—	$7,044	$7,044	$—	$20,323	$20,323
Software licenses, service and other	21,456	—	21,456	60,957	—	60,957
Hardware	100	—	100	3,620	—	3,620

Total revenues	$21,556	$7,044	$28,600	$64,577	$20,323	$84,900

Operating loss	$(5,741)	$(1,788)	$(7,529)	$(15,151)	$(7,832)	$(22,983)

	Three Months Ended September 30, 2000			Nine Months Ended September 30, 2000
	Software	Drug Discovery Services	Total	Software	Drug Discovery Services	Total
Revenues:
Drug discovery services	$—	$7,933	$7,933	$—	$30,700	$30,700
Software licenses, service and other	17,929	—	17,929	44,176	—	44,176
Hardware	1,278	—	1,278	4,006	—	4,006

Total revenues	$19,207	$7,933	$27,140	$48,182	$30,700	$78,882

Operating income (loss)	$(2,955)	$(1,692)	$(4,647)	$(11,411)	$694	$(10,717)

	Software	Drug Discovery Services	Total
Total assets — September 30, 2001	$95,835	$157,239	$253,074

Total assets — December 31, 2000	$119,386	$165,380	$284,766

Note (3)—Acquisitions

    On June 29, 2001, the Company acquired Synomics Ltd. ("Synomics"), a U.K.- based company providing middleware technology and consulting expertise in a transaction valued at approximately $4 million. On September 6, 2000, the Company acquired the software subsidiaries of Oxford Molecular Group Plc., a group of companies involved in the design and marketing of bioinformatics and cheminformatics products for the pharmaceutical, biotechnology and chemical industries, in a transaction valued at approximately $30 million. On February 29, 2000, the Company acquired Synopsys Scientific Systems, Ltd., a U.K.-based company providing chemical database software, chemical data content and system integration services to the pharmaceutical, biotechnology and chemical industries, in a transaction valued at approximately $26 million. All three acquisitions were accounted for as purchases and the results of operations of each company acquired are included in the consolidated results of the Company from the date of acquisition.

    Assuming that the acquisitions of Synomics, the software subsidiaries of Oxford Molecular Group plc., and Synopsys Scientific Systems, Ltd. had occurred on January 1 of the respective years, the pro forma consolidated results of operations would have been as follows (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2001	2000
Total Revenue	$85,277	$90,655
Net Loss	$(19,394)	$(28,545)
Loss per Share:
Basic	$(0.82)	$(1.27)
Diluted	$(0.82)	$(1.27)

    On August 22, 2001, the Company and Eos Biotechnology, Inc. ("Eos") announced the execution of a definitive merger and reorganization agreement pursuant to which Eos will become a wholly-owned subsidiary of the Company, subject to approval by the Company's stockholders and other significant conditions. Eos is a genomics-based drug discovery technology company located in California.

Note (4)—Recently Issued Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective October 1, 2002 but may early adopt in the first fiscal quarter of 2002. The Company is currently evaluating the effect that adoption of the provisions of FAS 142 will have on its results of operations and financial position and plans to adopt the provisions as soon as possible.

Note (5)—Treasury Stock

    During the third quarter of 2001, the Company's Board of Directors authorized a stock repurchase program under which Pharmacopeia common stock with a market value up to $16 million may be acquired in the open market. As of September 30, 2001, the Company had repurchased a total of 100,000 shares for $1.2 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of financial condition and results of operations of Pharmacopeia, Inc. ("Pharmacopeia" or the "Company") should be read in conjunction with the Unaudited Consolidated Financial Statements and related Notes included elsewhere in this Form 10-Q, and also in conjunction with the Consolidated Financial Statements and related Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company's registration statement on Form S-4 (Reg. No. 333-70740) and all other filings made by the Company with the Securities and Exchange Commission (the "Commission"). This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the operations and businesses of Pharmacopeia and Eos Biotechnology, Inc. ("Eos"). Such forward-looking statements involve risks and uncertainties that may cause actual results, levels of activity, performance or achievements to be materially different from any contemplated or projected, forecast, estimated or budgeted results, levels of activity, performance or achievements expressed or implied by such statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate" or "continue" or the negative of such terms or expressions.

    The Company's above-referenced Form S-4 and most recent Form 10-K describe certain risk factors and uncertainties that may cause actual results, levels of activity, performance or achievements to be materially different from any contemplated or projected, forecast, estimated or budgeted results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These risk factors and uncertainties should be considered in connection with any investment in the Company's common stock and include, among others, (a) the failure to achieve drug discovery and development success, (b) the failure to successfully market developed drugs, (c) the failure to access sufficient financial and other resources necessary to carry out the proposed drug discovery and development business plan, (d) the failure to achieve the synergies and other benefits that the Company and Eos believe may result from their merger, (e) heightened competition, the entry of new competitors and the formation of new products by new and existing competitors, (f) the failure to obtain new customers or retain existing customers, (g) the inability to carry out marketing and/or expansion plans, (h) the loss of key executives or employees, (i) general economic, political and business conditions which are less favorable than expected, (j) unanticipated changes in industry trends, (k) greater than expected costs or difficulties relating to the integration of Pharmacopeia and Eos, (l) greater than expected costs or difficulties in developing, enforcing and maintaining rights in proprietary and patented technologies and (m) greater than expected costs or difficulties in obtaining any regulatory approvals required for the marketing of products, as well as the uncertainties and factors set forth in the Company's Forms S-4 and 10-K referenced above, the Company's Forms 10-Q for the quarterly periods ended March 31, 2001 and June 30, 2001 and the Company's other filings with the Commission.

    All forward-looking statements included in this document are based on information available to the Company and Eos on the date hereof, and neither the Company nor Eos assumes any obligation to update any such forward-looking statements (except as otherwise required by law).

BUSINESS OVERVIEW

    Pharmacopeia designs, develops, markets and supports science and technology-based products and services intended to improve and accelerate the process of drug discovery and chemical development. The Company's software business ("Accelrys") provides molecular modeling and simulation, bioinformatics and cheminformatics software solutions that facilitate the discovery and development of new drug and chemical products and processes in the pharmaceutical, biotechnological, chemical, petrochemical and materials industries. The Company's drug discovery business provides drug discovery services to pharmaceutical and biotechnology companies based on proprietary combinatorial chemistry and high throughput screening technologies.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 and 2000

    Total revenue increased 6% to $28.6 million in the third quarter of 2001 compared to $27.1 million in the third quarter of 2001.

    Software license, service and other revenue generated by Accelrys increased 20% to $21.5 million in the third quarter of 2001 compared to $17.9 million in the third quarter of 2000. The increase is due primarily to revenue generated from this year's acquisition of Synomics in June, and last year's acquisitions of Synopsys Scientific Systems Limited and the software subsidiaries of Oxford Molecular Group plc in February and September, respectively (collectively "the Acquisitions"). If the revenues generated by these acquired companies, as separate companies, had been included in the 2000 third quarter results, then the 2001 third quarter revenue growth rate would have been about 5%. Hardware revenues, which result from the resale of computers at low margins based on customer requirements and can vary widely quarter-to-quarter, decreased by 92% in the third quarter of 2001 compared to the third quarter in 2000.

    Drug discovery services revenue decreased 11% to $7.0 million in the third quarter of 2001 compared to $7.9 million in the third quarter of 2000. Excluding milestone revenues of $1 million in the current year quarter and zero in the comparable prior year quarter, drug discovery services revenue declined by 32%. This decrease in collaborator-dependent drug discovery revenues resulted primarily from declines in general economic conditions and competitive pressures.

    As a result of the continued decline in drug discovery services revenue and other strategic factors, in July 2001 the Company announced its intention to consider strategic alternatives to its service oriented drug discovery business plan. As a result of these considerations, on August 22, 2001 the Company announced the execution of a definitive agreement to merge with Eos. The merger is subject to Pharmacopeia stockholder approval and other significant conditions. If this merger is consummated, the Company intends to pursue significant drug discovery and development activities funded by the Company's cash reserves. As a result of these plans, drug discovery segment losses are expected to increase substantially, at least for the coming two to three years. Investors and prospective investors are encouraged to read the related Form S-4 filed with the Securities and Exchange Commission.

    Gross margin generated by Accelrys increased 9% to $16.7 million (77% of related sales) in the third quarter of 2001 compared to $15.5 million (81% of related sales) in the third quarter of 2000. The increase in the amount of gross margin dollars resulted from the increase in software license, service and other revenue as described above. The decrease in gross margin as a percentage of related sales is primarily due to the amortization of the developed technology intangible asset identified in the Acquisitions. Excluding this amortization, gross margin as a percentage of related sales in the current quarter would have been approximately equal to gross margin as a percentage of related sales in the prior comparable quarter.

    Gross margin generated from drug discovery services decreased 14% to $1.9 million (27% of related revenues) in the third quarter of 2001 compared to $2.2 million (28% of related sales) in the third quarter of 2000. The decrease in drug discovery services gross margin relates primarily to the lower revenues described above. In addition, the decreased volume of work has caused fixed costs to be spread over the lower revenue level.

    Research and development expenses increased by 30% to $8.6 million in the third quarter of 2001 compared to $6.6 million in the third quarter of 2000. Almost all of this increase in research and development costs occurred at Accelrys, and resulted both from the Acquisitions and from increased costs associated with the further development of modeling, simulation, analysis, informatics and workflow software. Accelrys has increased its software and informatics research and development staff in response to the anticipated product integration needs of its expanded software product line. In addition, if the proposed merger with Eos occurs, then drug discovery research and development costs will increase substantially.

    Sales, general and administrative expenses increased by 26% to $15.5 million in the third quarter of 2001 compared to $12.3 million in the third quarter of 2000. The increase in sales, general and administrative expenses is primarily attributable to the Acquisitions, including amortization of certain acquired intangible assets identified in the Acquisitions. Accelrys has increased its sales and marketing staff in anticipation of increased future demand for its integrated software product offering.

    Goodwill amortization increased to $2.0 million in the third quarter of 2001 compared to $1.1 million in the third quarter of 2000. Write off of in-process research and development decreased from $2.3 million in the third quarter of 2000 to zero in the third quarter of 2001. These changes are attributable to the Acquisitions.

    Interest and other income, net, decreased to $1.7 million in the third quarter of 2001 compared to $2.9 million in the third quarter of 2000 due to a decrease in interest income as a result of a decrease in average investment balances and decreases in market interest rates.

    The provision for income tax remained consistent in the third quarter of 2001 compared to the third quarter of 2000. The 2001 and 2000 tax provisions are primarily due to foreign taxable income generated by Accelrys. These provisions differ from the Federal tax rate primarily because of the effect of permanent book-tax differences, net operating loss carryforwards, and net operating loss carrybacks.

    As a result of the increased revenues offset by increased costs described above, the Company generated a net loss of $6.0 million ($0.25 per diluted share) in the third quarter of 2001 compared to a net loss of $1.9 million ($0.08 per diluted share) in the third quarter of 2000.

Nine Months Ended September 30, 2001 and 2000

    Total revenue increased 8% to $84.9 million for the nine months ended September 30, 2001 compared to $78.9 million for the nine months ended September 30, 2000.

    Software license, service and other revenue generated by Accelrys increased 38% to $61.0 million for the nine months ended September 30, 2001 compared to $44.2 million for the nine months ended September 30, 2000. The increase is due primarily to the Acquisitions. If the revenues generated by these acquired companies, as separate companies, had been included in the nine months ended September 30, 2000 results, then the nine months ended September 30, 2001 revenue growth rate would have been about 10%. Hardware revenues, which result from the resale of computers at low margins based on customer requirements, decreased by 10% for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

    Drug discovery services revenue decreased 34% to $20.3 million for the nine months ended September 30, 2001 compared to $30.7 million for the nine months ended September 30, 2000. The nine months ended September 30, 2000 results included an aggregate $5.5 million from a non-recurring technology out license fee and a contract termination fee. In addition, the nine month 2001 and 2000 results included milestone revenue of $1.6 million and $1.3 million, respectively. Absent technology out-license fees, termination fees, and milestone revenues, drug discovery services revenue declined by 22% primarily due to declines in general economic conditions and competitive pressures.

    Gross margin generated by Accelrys increased 26% to $47.8 million (74% of related sales) for the nine months ended September 30, 2001 compared to $38.1 million (79% of related sales) for the nine months ended September 30, 2000. The increase in the amount of gross margin dollars resulted from the increase in software license, service and other revenue as described above. The decrease in gross margin as a percentage of related sales is primarily due to the amortization of the developed technology intangible asset identified in the Acquisitions. Excluding this amortization, gross margin as a percentage of related sales in the nine months ended September 30, 2001 would have been approximately equal to gross margin as a percentage of related sales in the nine months ended September 30, 2000.

    Gross margin generated from drug discovery services decreased 65% to $4.5 million (22% of related revenues) for the nine months ended September 30, 2001 compared to $12.8 million (42% of related sales) for the nine months ended September 30, 2000. The decrease in gross margin dollars resulted primarily from the decrease in revenue described above. The decrease in drug discovery services gross margin as a percentage of related revenue is related both to the out license, termination fee and milestone revenue which carried no associated cost of revenue, and to the decreased volume of work which has caused fixed costs to be spread over the lower revenue level.

    Research and development expenses increased by 40% to $25.8 million for the nine months ended September 30, 2001 compared to $18.4 million for the nine months ended September 30, 2000. All of the increase in research and development costs occurred at Accelrys, and resulted both from the Acquisitions and from increased costs associated with the further development of modeling, simulation, analysis, informatics and workflow software. Accelrys has increased its software and informatics research and development staff in response to the anticipated product integration needs of its expanded software product line. In addition, if the proposed merger with Eos occurs, then drug discovery research and development costs will increase substantially.

    Sales, general and administrative expenses increased by 36% to $43.9 million for the nine months ended September 30, 2001 compared to $32.3 million for the nine months ended September 30, 2000. The increase in sales, general and administrative expenses is primarily attributable to the Acquisitions, including amortization of certain acquired intangible assets identified in the Acquisitions. In addition, the Company has increased its sales and marketing staff in anticipation of increased future demand for its integrated software product offering.

    Goodwill amortization increased to $5.6 million for the nine months ended September 30, 2001 compared to $2.1 million for the nine months ended September 30, 2000. The increase is attributable to the Acquisitions.

    A write-off of $8.7 million of in-process research and development was recorded for the nine months ended September 30, 2000 related to the Acquisitions. No comparable write-offs were made for the nine months ended September 30, 2001.

    Interest and other income, net, decreased to $6.7 million for the nine months ended September 30, 2001 compared to $6.8 million for the nine months ended September 30, 2000 due to increases in average investment balances offset by decreases in market interest rates.

    The provision for income tax increased to $0.8 million for the nine months ended September 30, 2001 compared to $0.7 million for the nine months ended September 30, 2000. The 2001 and 2000 tax provisions are primarily due to foreign taxable income generated by Accelrys. These provisions differ from the Federal tax rate primarily because of the effect of permanent book-tax differences, net operating loss carryforwards, and net operating loss carrybacks.

    As a result of the increased revenues offset by increased costs described above, the Company generated a net loss of $17.1 million ($0.72 per diluted share) for the nine months ended September 30, 2001 compared to a net loss of $4.7 million ($0.21 per diluted share) for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its activities to date primarily through the sale of equity securities, drug discovery services, software licenses, software maintenance services and hardware. As of September 30, 2001, the Company had working capital of $131.9 million compared to $140.7 million as of December 31, 2000. The decrease is primarily attributable to the results of operations combined with capital expenditures, the acquisition of Synomics and the stock repurchase program.

    As of September 30, 2001, the Company's cash, cash equivalents and marketable securities totaled $156.8 million, which are invested in U.S. Treasury and government agency obligations, investment grade commercial paper and other short-term money market instruments.

    The Company anticipates that its capital requirements may increase in future periods as the Company expands its research and development activities, expands its facilities, and acquires additional equipment. The Company's capital requirements may also increase in future periods as the Company seeks to expand its technology platform through additional investments, licensing arrangements, technology alliances or acquisitions. Additionally, if the merger with Eos described above is consummated, drug discovery segment losses are expected to increase substantially and these will be funded by the Company's cash reserves.

    The Company anticipates that its existing capital resources will be adequate to fund the Company's operations and the combined operations assuming the consummation of the merger with Eos, at least through 2002. However, there can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements depend on numerous factors, including the ability of the Company to continue to generate software sales, the ability of the Company to extend existing drug discovery services agreements and to enter into additional arrangements, competing technological and market developments, changes in the Company's existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, acquisitions of other businesses or technologies, and the progress of the Company's customers' milestone and royalty producing activities. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all. The Company's forecasts of the period of time through which its financial resources will be adequate to support its operations is forward looking information, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to various market risks consisting primarily of changes in foreign currency exchange rates. The Company's international sales generally are denominated in local currencies. The Company's exchange rate risk is greatest for Dollar/Euro and Dollar/Yen fluctuations. When deemed appropriate, the Company engages in exchange rate-hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations. At September 30, 2001, the Company had no hedging transactions in effect.

    The Company does not use derivative financial instruments for trading or speculative purposes. However, the Company regularly invests excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. The Company believes that the market risk arising from holding these financial instruments is minimal.

    The Company's exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on its investment portfolio since the Company has minimal debt. The Company ensures the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at September 30, 2001. Declines in interest rates over time will, however, reduce the Company's interest income.

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
(a) Exhibits—See Exhibit Index on Page 17
(b) Reports on Form 8-K
(i)
Current report on Form 8-K filed July 13, 2001 reported under Item 2 relating to the purchase by Accelrys, a wholly owned subsidiary of Pharmacopeia, Inc., of 95% of the outstanding shares of Synomics Limited.
(ii)
Current report on Form 8-K filed August 22, 2001 reported under Item 5 relating to the execution of a definitive agreement and plan of merger and reorganization pursuant to which Eos Biotechnology, Inc. will become a wholly owned subsidiary of Pharmacopeia, Inc.
(iii) Current report on Form 8-K/A filed September 13, 2001 reported under Item 7 relating to the financial statements and pro forma financial information of Synomics Limited.
(iv) Current report on Form 8-K filed September 20, 2001 reported under Item 5 relating to the announcement of a stock repurchase program.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACOPEIA, INC.

By:	/s/ BRUCE C. MYERS Bruce C. Myers Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)

Date: November 14, 2001

PHARMACOPEIA, INC.

INDEX TO EXHIBITS

No.	EXHIBIT
10.28#	Michael R. Stapleton Employment Agreement
10.29#	Bruce C. Myers Employment Agreement
10.30	Lease Agreement
#
Represents a management contract or compensatory plan or arrangement.

QuickLinks

Table of Contents
Pharmacopeia, Inc. Consolidated Balance Sheets (in thousands)
Pharmacopeia, Inc. Consolidated Statements of Operations (Unaudited, in thousands, except per share data)
Pharmacopeia, Inc. Consolidated Statements of Cash Flows (Unaudited, in thousands)
Pharmacopeia, Inc. Notes to Consolidated Financial Statements (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II
SIGNATURE
PHARMACOPEIA, INC. INDEX TO EXHIBITS