Form 10-K
period 2001-12-31
PHARMACOPEIA INC
filed 2002-03-29
CIK 1002388

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 0-27188

PHARMACOPEIA, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0557266 (I.R.S. employer identification number)

CN 5350, Princeton, New Jersey 08543-5350
(Address of principal executive offices and zip code)

(609) 452-3600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock $.0001 Par Value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $192,259,608 based on the last sale price of Common Stock reported on The Nasdaq National Market on January 31, 2002. 9,228,498 shares of Common Stock held by officers, directors, and holders of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of January 31, 2002, the number of outstanding shares of the Registrant's Common Stock was 23,859,833.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant's Proxy Statement for the Annual Stockholders Meeting to be held May 8, 2002.

PHARMACOPEIA, INC. AND SUBSIDIARIES

2001 Form 10-K

Table of Contents

PART I

ITEM 1. BUSINESS

        Pharmacopeia, Inc. ("Pharmacopeia" or the "Company") designs, develops, markets and supports science and technology-based products and services intended to improve and accelerate the processes of drug discovery and chemical development. Accelrys Inc. ("Accelrys"), the Company's software segment, provides molecular modeling and simulation, bioinformatics, and cheminformatics software and consulting that facilitates the discovery and development of new drug and chemical products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries. The Company's Drug Discovery Services segment provides drug discovery services to pharmaceutical and biotechnology companies based on proprietary combinatorial chemistry and high throughput screening technologies.

        When used anywhere in this Report, the words "expects", "believes", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. The Company has based these forward-looking statements on its current expectations about future events. Such statements are subject to the legal and business risks described in this document, including the qualifications described below in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Important Risk Factors Regarding Forward Looking Statements".

        Pharmacopeia was incorporated in Delaware in 1993.

        Following are more detailed descriptions of each of the Company's two business segments. Certain financial information for these segments is described in the Notes to the Financial Statements included in this report.

PHARMACOPEIA'S SOFTWARE SEGMENT—ACCELRYS

        Pharmacopeia's Software Segment is Accelrys. Accelrys' human resources, products, and intellectual property have been assembled from companies acquired by Pharmacopeia over the last few years—Molecular Simulations Incorporated ("MSI") acquired in June 1998, Synopsys Scientific Systems, Ltd. ("Synopsys") acquired in March 2000, the software subsidiaries of Oxford Molecular Group plc acquired in September 2000, and Synomics Ltd. ("Synomics") acquired in June 2001. In 2001, these subsidiaries were merged together and renamed Accelrys.

ACCELRYS OVERVIEW

        For companies in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries, innovation in the discovery and development of new products and the rapid, cost-effective commercialization of these products is crucial to success. Companies in these industries invest considerable resources in technologies that suggest productive new pathways for research projects, increase the efficiency of discovery and development processes, or enable them to maximize the use of corporate data, information, and knowledge. One such technology is software-based computation, analysis, informatics and knowledge management tools. These tools allow users to simulate processes, predict the outcome of product designs, manage data and turn it into useful information, support decisions, and manage workflows.

        Accelrys designs, develops, markets, and supports software and provides consulting services that facilitate the discovery and development of new products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries. Using Accelrys' software products, researchers may increase the speed and efficiency of the research and development cycle, thereby reducing product development costs and shortening the time to market for new product introductions and process improvements. Accelrys' customers include leading commercial, governmental and academic organizations. Many of the largest pharmaceutical, biotechnology, chemical, petroleum and semiconductor companies worldwide use Accelrys software. Accelrys markets its products and services worldwide, principally through its global direct sales force.

        Following are brief descriptions of Accelrys' software product lines.

        Molecular Modeling and Simulation Software.    Many factors that affect a molecule, including activity, bioavailability, toxicity, shelf life and environmental impact, are governed by fundamental, atomic level properties such as shape, structure and reactivity. Molecular simulation was developed to predict these molecular properties and help researchers discover new products, sharpen the focus of experimental activities and improve ultimate product performance. Accelrys is a leading provider of molecular modeling, simulation, and information management software.

        Accelrys has a broad product suite consisting of over 100 application modules based on proprietary technologies that employ fundamental scientific principles, advanced computer visualization, molecular modeling techniques and computational chemistry. These application products allow scientists to perform molecular level computations of chemical, biological and materials properties, to simulate, visualize and analyze chemical and biological systems, and to communicate the results to other scientists. Accelrys' products are based upon advanced software architectures that facilitate the development, integration and deployment of new software products. Accelrys also offers open access to its core software development environment, within which customers and third-party licensees can develop, integrate and distribute their own software applications for computational chemistry, biology and materials research.

        Accelrys plans to continue enhancing its software product and service offerings for simulation specialists, who are the principal users of molecular modeling and simulation products. In addition, Accelrys is broadening its user base by enabling straightforward access to these methods from personal computers to a much larger population of experimentalists, laboratory scientists and engineers.

        Bioinformatics Software.    Accelrys is a leading provider of tools for gene sequence analysis and bioinformatics. Accelrys provides a suite of programs enabling molecular biologists to search, edit, compare, map, and align sequence data. Researchers use these to enable the analysis of DNA and protein sequences and structure, predict RNA secondary structure, and annotate protein sequences. Such capabilities help them to use the genomic data that is being made available by projects such as the Human Genome Project. In addition, Accelrys provides enterprise-wide data management and analysis tools that assist in the management of this data. These are based on the Oracle architecture. Data visualization and analysis capabilities allow this data to be viewed and understood on standard desktop computers.

        Cheminformatics Software.    Accelrys is a leading provider of tools to manage and analyze chemical information. These tools are based on standard database architectures such as Oracle and Access. Accelrys provides data visualization and analysis software to search, retrieve, and use chemical structures, biological and chemical data, experimental data, and registration information. Many of these tools use industry standard software components and are compliant with applications such as Microsoft Excel, allowing chemists to interact with chemical data within familiar productivity tools. Accelrys also uses this component technology and its database architectures to build customized enterprise-wide systems for client companies.

ACCELRYS BUSINESS STRATEGY

        Accelrys' objective is to strengthen its position as a leading provider of software-based computation, analysis, informatics and knowledge management products and services worldwide by providing a comprehensive set of integrated productivity tools that are integral to the enterprise-wide research and development activities of its customers. The key elements of the strategy to achieve this objective include:

        Expand User Base.    Accelrys plans to increase sales to its key software accounts and pursue new software customers within existing markets. In addition, software will be targeted not only at a growing number of molecular modeling and simulation and gene sequence analyses specialists, but also at the much larger group of experimentalists (scientists and engineers). Accelrys believes it can leverage its strong relationships with modeling, simulation and analysis specialists to help promote use of modeling, simulation and analyses methods by other scientists working in the same organization as the specialists.

        Leverage Core Computational Technology and Maintain Technology Leadership.    Accelrys believes that its core molecular modeling and simulation and gene sequence analysis technologies have helped position Accelrys at the forefront of computational methods technology providers. Accelrys intends to continue to make significant investments in research and development in order to improve the efficiency and predictive accuracy of this core technology and to maintain its technology leadership.

        Enhance Technology Position.    Accelrys will strengthen its scientific and technical expertise through acquisitions and consortia, and through joint development projects with leading academic, governmental and industrial researchers. Accelrys may continue to pursue acquisitions and strategic relationships with third parties in order to provide it with early access to new technologies, facilitate market acceptance of new products and reduce internal research and development investment.

        Expand Informatics Market Share.    Accelrys' customers will need more sophisticated data and knowledge management tools as the use of molecular modeling and simulation, gene sequence analysis and other computational methods expand, especially to the experimentalists, and as the amount of data about drug discovery and chemical development activities also continues to expand. Accelrys will continue to improve and integrate its bioinformatics and cheminformatics offerings, and to leverage its relationships with customers, in order to expand its sales of data and knowledge management products.

        Create Collaborative Systems and Environments.    Accelrys believes that the desire amongst its customer base to increase process efficiency across diverse workgroups and disciplines while managing and using enormous quantities of data and information has created a need for enterprise workflow and project management tools that help researchers to better collaborate and manage projects. Accelrys will continue to improve its offerings to include workflow and project management capabilities. As these product offerings expand, Accelrys also expects increased opportunities to tailor and customize work group and enterprise-wide solutions for customers. The integration of informatics capabilities and provision of collaborative enterprise environment is being pursued through the development of an integrated software platform for discovery research, known as Discovery Studio. Accelrys will develop its key modeling and informatics capabilities such that they are compatible with this platform.

ACCELRYS SCIENCE AND TECHNOLOGY

        Following are more detailed descriptions of the science and technology supporting each of Accelrys' various software product lines.

        Molecular Modeling and Simulation.    Accelrys' molecular modeling and simulation technology delivers predictive models of chemical, biological and materials phenomena within an open environment. This technology simulates subatomic, interatomic and intermolecular interactions, and a wide range of corresponding properties, including molecular structure, activity, diversity, stability, morphology, solubility, adhesion, adsorption, diffusion, color, analytical spectra, and optical, electrical and mechanical properties. There are five primary classes of molecular and materials simulation methods, all of which are found in Accelrys' products:

  •
  Quantum Methods. Quantum methods, the most fundamental of Accelrys' simulation methods, compute interactions at the level of electrons and nuclei. These methods are capable of simulating which chemical entities are stable, how chemical reactions occur, and properties such as reactivity, color and magnetism. These methods are computationally demanding. Historically, they have been applied to small, carefully selected models. Technological advances, many driven by Accelrys and its partners, are now allowing quantum methods to be applied more generally and to larger materials and systems.

  •
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

  •
  Mesoscale Methods. Mesoscale methods study processes above the molecular scale that are critical to materials and chemical engineering properties. These methods are particularly suited to predicting the properties and mixing behaviours of polymer mixtures, complex fluids, detergents, and soft materials.

  •
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

  •
  Statistical Methods. Statistical methods are needed when many different configurations must be sampled or when macroscopic properties reflect an averaging over many different states. These include methods for modeling complex polymer structures, computing thermodynamic parameters and conducting statistical analyses of real and virtual molecular libraries.

  •
  Open Architecture. Accelrys has pioneered an open molecular simulation software architecture, Cerius2, which includes an efficient data model; libraries of mathematical, chemical and graphical utilities; and a client/server data and communications management layer. Cerius2, a modular, object-oriented system, is written principally in C++ and uses industry-standard protocols such as MOTIF and TCP/IP. This modular architecture is designed to provide streamlined access to the various methods described above, allowing their use in discrete, combined and packaged ways. The Cerius2 application programming interfaces ("APIs") are used by Accelrys' internal developers to create products. The same APIs are made available through the Cerius2 SDK to customers and third-party licensees.

  •
  Desktop and Enterprise-Wide access. Discovery Studio is the platform technology that will provide a common data architecture and project management system for its pharmaceutical-focused products. Discovery Studio combines new technology, components from the MSI architecture, and technology and expertise acquired along with Synomics in June 2001. It is also the medium by which Accelrys can deliver molecular modeling and simulation desktop products for life sciences experimentalists, through client-server computing. The server will be a workstation accessed through a corporate Intranet. The client browser application is created using industry-standard languages and protocols on a personal computer ("PC"). The ViewerPro, a helper application, enables the display and manipulation of molecular structures and other data on the PC. Versions of the ViewerPro have been released for PCs running under Windows 95, Windows 98, Windows 2000 and Windows NT.

    Materials Studio is a client-server architecture that enables Accelrys' materials modeling and simulation codes to be used on desktop personal computers. The client software provides a

    PC-based modeling and visualization environment from which users can set up, run, and analyze computations on more powerful computer servers on their Intranet. The servers can be UNIX workstations, Linux servers, or Windows NT/2000. The client software runs on Windows 95, Windows 98, Windows 2000, Windows NT, and Windows Me.

    Accelrys' Cerius2 architecture, graphics and interface subsystems are supported on Silicon Graphics and IBM UNIX workstations. Certain of the methods are also supported on vector supercomputers and on shared and distributed memory parallel architectures. Existing and planned Discovery Studio server products will run on IBM and Silicon Graphics UNIX workstations. Existing and planned Materials Studio server codes run on Silicon Graphics and Compaq UNIX workstations and Windows platforms.

        Bioinformatics Software.    Accelrys' bioinformatics solutions enable the management and analysis of biological data and provide a wide range of gene sequence analysis capabilities.

  •
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

  •
  Relational Databases. SeqStore, Accelrys' Oracle database technology, allows researchers to collect, organize, and maintain genomic data and the results of analyses in in-house corporate databases. The SeqStore data warehouse makes data from separate groups available across the corporate structure. Dynamic update technology allows new data to be continually and automatically added to the database.

    In-house developers can access the Oracle data from popular development tools across multiple platforms and multiple networks, including Microsoft's VisualTools, Open Database Connectivity (ODBC), Java, Java Database Connectivity (JDBC), and Oracle Objects for OLE.

    GCG Wisconsin Package analyses can be applied to SeqStore databases—a process that can be automated as the data is updated, creating an automated sequence analysis pipeline that alerts the researcher to potentially valuable information as it is created.

  •
  Data Content. Accelrys provides its users with a wide range of public databases in convenient formats that can be updated at regular intervals through its Data Update Services. These include GenBank and EMBL for nucleic acid sequences, SP-TREMBL protein translations of coding sequences, PIR protein sequences, NRL      3D sequence and three-dimensional structure, GenPept unannotated translations of GenBank sequences, REBASE restriction enzyme data, including restriction enzyme, SWISS-PROT well-annotated protein sequences, and PROSITE protein sequence motifs.

        Cheminformatics Software.    Accelrys provides software to manage chemical information, such as 2D chemical structure diagrams and associated property data. This software ranges from chemical data management and analysis technology integrated with standard desktop productivity tools to enterprise-wide informatics systems. Accelrys also provides a number of software packages focused on particular applications of interest to the chemist, and a range of useful data content.

  •
  Core databases. Much of Accelrys' cheminformatics technology is founded on its two Oracle databases, RS3 and Accord for Oracle. These allow chemical objects to be stored, manipulated, and searched using industry standard query languages and tools. Accelrys is engaged in the creation of a single, integrated "chemistry engine" based on these technologies.

  •
  Productivity tools. The Accord for Excel, Accord for Access, and RS3 for Excel software packages allow chemical objects to be stored and manipulated within these standard Microsoft desktop productivity tools. This means that the researcher can view and analyze chemical data without the need to learn new software systems, and that the wide range of calculation and data management features available in these applications can be easily applied to chemical data without the need for Accelrys to develop and maintain specialist tools. The DIVA technology provides desktop decision support capabilities, allowing users to work with chemical structures, assay results and other chemical and biological data in one spreadsheet.

  •
  Application-focused tools. Accelrys offers tailored products that apply its database and data management technology to specific problems in high throughput screening. RS3 HTS is a data management system based on the RS3 database that is designed to assist biologists and chemists to track the workflow of high-throughput screening. OMM is a flexible screening management and data processing solution for plate-based biological assays.

  •
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

  •
  Data content. Accelrys delivers a range of chemical databases. These include the Failed Reactions Database offering data on reactions that afford unexpected results, Solid-Phase Synthesis designed for chemists engaged in the design of combinatorial libraries, Metabolism and Biotransformations providing data on the metabolic fate of organic molecules, Methods in Organic Synthesis (MOS) containing over 3,000 new reactions each year, BioCatalysis covering biomolecule-mediated organic synthesis, Protecting Groups providing chemists with ready access to selected information on the full range of protecting group chemistry, and BIOSTER that provides a critical compilation of thousands of bio-analogous molecule pairs.

  •
  Developer tools. Accelrys enables application developers to build on its database technologies through the RS3 IAB (Intranet Application Builder) and Accord SDK (Software Developer's Kit) products.

ACCELRYS PRODUCTS AND SERVICES

        Accelrys offers a broad suite of software products and services designed to enable its customers to shorten product lead times, reduce research and development costs, improve product and process performance, manage and analyze chemical and biological data and information, and communicate more effectively both inside and outside an organization. These products and services incorporate the following attributes:

        Validated Core Modeling Technology.    The core technology underlying Accelrys' modeling and simulation products consists of a number of fundamental, scientifically proven methods for conducting predictive computer modeling and analyses of chemical, biological and materials phenomena at the atomic and molecular level. This core technology is validated by over a decade of industrial use and by the publication of hundreds of presentations, papers and articles citing applications of this technology.

        Broad Applicability.    The validated core technology underlying Accelrys' products enables Accelrys to offer a wide range of products and services to a variety of industries, including the pharmaceutical, biotechnology, chemical, petrochemical, electronics, food, paper, agrochemical, aerospace, plastics, paint and natural gas industries. Accelrys' products simulate and analyze both small molecules that may be candidates for new drugs and more complex molecular structures such as proteins or the polymers found in advanced materials. These products are used in research applications as diverse as drug discovery, protein design and structure determination, crystallization and formulation, polymer property prediction, catalysis and development of electronic materials.

        Data Management Compliant with Industry Standards.    Accelrys' data management and analysis solutions are based on industry-standard technologies such as Oracle. This means that they are compliant with other corporate systems and retain the maximum openness and flexibility. Accelrys' technology ensures that these standards are enabled for chemical and biological data.

        Open Architecture.    Many of Accelrys' products are based upon open architectures that allow customers, collaborators and third parties to develop software applications in the same development environment used internally by Accelrys. Core molecular modeling functions are included in this open environment, which permits developers to focus on their particular scientific interests and increase the power and utility of their programs by integrating them with Accelrys' products.

        Ease of Use.    Accelrys' software products are integrated, modular, focused on specific research areas or techniques, and accessible by intuitive graphical user interfaces ("GUI"). These enable experimentalists to use molecular simulation in a manner consistent with established analytical and laboratory techniques, in a user-friendly computational environment.

        Increased Access.    Accelrys has developed desktop product lines that target a broader group of users, including laboratory scientists and engineers. Software products running in the Microsoft Windows environment are used increasingly by scientific researchers on desktop computers to search for, analyze and communicate scientific data, particularly within corporate Intranets. Accelrys' desktop products use familiar technology and are built upon Accelrys' open architecture and validated core technology.

        Based upon the science, technology and attributes described above, Accelrys provides a broad suite of software products used throughout the research and development cycle. Accelrys believes that offering a "single-shop," integrated drug discovery and chemical development solution will be a significant benefit to its customers. In addition to these software modules, Accelrys also offers the following:

        Integration Products and Services.    With most software modules Accelrys offers customers and third-party licensees a standard environment in which to develop and integrate their own applications. These integration products provide an external developer with access to APIs used by Accelrys' own internal development staff. As a result, a developer can employ most of the functions, subsystems or methods embodied in or accessible through Accelrys' products to integrate an external program or to create additional application functionality, with a corresponding GUI.

        Databases.    Databases are a close adjunct to Accelrys' software products. Accelrys creates, maintains and sells a database of chemical reactions in connection with its cheminformatics product line. Accelrys also resells a number of scientific databases created by third parties.

        Consulting Services.    Accelrys offers consulting, contract research, custom development and systems integration services, with a particular emphasis on the development of enterprise-wide informatics and decision support systems. These services allow customers to benefit from Accelrys' facilities and the expertise of Accelrys' staff in outsourcing these types of specialist functions.

        Computer Hardware.    As a convenience to its customers, Accelrys acted as a value-added reseller ("VAR") of computer hardware through 2001. Accelrys purchased substantially all of its hardware for from a Silicon Graphics, Inc. ("SGI") authorized distributor. Accelrys terminated its VAR relationship with SGI in 2001 and discontinued computer hardware re-sale operations effective December 31, 2001.

ACCELRYS PRODUCT USES

        Accelrys' software products are used in a variety of research areas within a number of industries. The principal research and development areas in which Accelrys' software products are used include the following:

        Sequence to Structure.    Accelrys' bioinformatics and structural biology software provides tools that enable researchers to tackle the range of problems inherent in moving from gene sequence data to fully characterized targets for drug discovery projects. This range of activities represents the early stages of the drug discovery process and is an essential pre-requisite for the structure-based route to drug discovery. Relevant problems include finding interesting sequences within the huge quantities of available genetic data, characterizing those sequences and relating them to particular functions, determining the secondary structure of DNA and RNA, determining the three dimensional molecular structure of proteins (often using data from analytical techniques such as NMR and X-ray diffraction), and understanding the relationship between this structure and function. The key product for gene sequence analysis is the GCG Wisconsin Package. Products used in macromolecular structure determination and subsequent protein modeling include X-PLOR, Insight II application modules, QUANTA, Discover, CHARMm and Felix.

        Lead Identification and Optimization.    The next step in drug discovery is the development and optimization of potential small molecule drugs based on these targets. Accelrys' rational drug design products allow the design of small organic therapeutics, based on a protein active site model or on activity data for a set of compounds. Related techniques are used to design and assess combinatorial molecular libraries that are screened for desired activity using high throughput experimentation. Accelrys thus brings together the worlds of computation and experiment. The large quantities of data generated by such activities can be managed and analyzed using Accelrys' informatics tools—the results inform more focused testing and design. Rational drug design and combinatorial chemistry products include Catalyst, Cerius2 and Insight II application modules, QSAR and Discover, and MedChem explorer. Cheminformatics tools applied to manage relevant data are based on the RS3 and Accord databases, with application-specific informatics tools and decision support capabilities provided by products such as RS3 HTS and Diva.

        Development and Formulation.    Following the discovery process, a drug must be delivered successfully—administered as a crystalline solid in a pill, or through some other mechanism such as a patch or spray. Accelrys' crystallization software solves a range of problems that are important to the development and formulation of pharmaceuticals—for example, establishing possible crystalline structures for the solid material of a pill. Such problems are critical across the chemicals industries, affecting products such as paints, pigments, and petrochemicals. Accelrys' crystallization products are delivered as Cerius2 and Materials Studio application modules. Development of new and improved products is also achieved through formulation—varying the process and proportions in which known components are combined. Accelrys' software can optimize this process for products including drugs, foods, cosmetics, personal care products, detergents, plastics, and specialty chemicals. Accelrys serves formulators through the FAST informatics software and the systems integration services of the Formulations Consortium.

        Improving Materials and Processes in the Chemicals Industry.    Many of Accelrys' other solutions support the design of improved products and processes across the chemicals industry. Two key technology areas in this respect are polymer science and catalysis. Polymer modeling products are used by researchers in the chemical, plastics, rubber, adhesives, petrochemical, aerospace and automotive industrial sectors to analyze and predict polymer properties and establish the link between these properties and the molecular-level structure of the material. Accelrys' polymer software products allow these researchers to construct and characterize models of polymers and predict key properties, such as blend compatibility, mechanical behavior, cohesion and adhesion to surfaces. Accelrys' polymer products include Cerius2, Materials Studio, and Insight II application modules, QSAR and Discover. Accelrys' catalysis products are used by companies in the chemical, petrochemical, natural gas and plastics industries and by catalyst manufacturers to characterize catalysts and sorbent materials, to simulate thermodynamic and reactivity data, and to understand and control chemical reactions. Accelrys' products are used to characterize and design metallocene catalysts, zeolites and other molecular sieves, and metal oxides. These products include Cerius2 and Insight II application modules, Discover, DMol and CASTEP.

        Other Materials-based industries.    Accelrys' products find a broad range of applications across industries including electronics, aerospace, structural materials, the automotive industry, and energy. In electronics, for example, the trend toward microminiaturization of electronic devices has created a need for improved processes and materials. Accelrys' software products are used by semiconductor and electronics companies to understand surface chemistry, defects, thin oxide layers, magnetic properties and the performance of new packaging materials. These products include Cerius2 and Insight II application modules, Discover, DMol and CASTEP.

ACCELRYS CUSTOMERS

        Accelrys' customer base consists of leading commercial, governmental and academic organizations. No single customer accounted for more than 10% of Accelrys' revenues during the fiscal year ended December 31, 2001.

        Industrial Customers.    Accelrys' industrial customers include many of the largest pharmaceutical, biotechnology, chemical, petroleum and semiconductor companies worldwide. In each of the past three fiscal years, a significant portion of Accelrys' total revenue has been derived from pharmaceutical, biotechnology and chemical companies.

        Governmental Customers.    Many governmental institutions in the United States, Canada, Europe and the Asia/Pacific region use Accelrys' products.

        Academic Customers.    Many universities in the United States, Europe and the Asia/Pacific region use Accelrys' products. This use historically has been for purposes of academic research, but Accelrys believes its products increasingly may be used as a part of formal university teaching curricula.

ACCELRYS STRATEGIC AND ACADEMIC ALLIANCES

        Accelrys has entered into a number of strategic alliances relating to product development, product distribution and joint marketing. Accelrys plans to continue to cultivate relationships with academic, governmental and commercial research organizations for purposes of identifying and licensing new technology to use in product development. In addition, Accelrys plans to maintain and expand its alliances focused on compatibility of Accelrys' products with databases and database management systems, other computational chemistry and molecular simulation products, and products in related markets such as laboratory instrumentation. Accelrys also intends to continue to enter into porting and joint marketing arrangements with hardware vendors on whose systems Accelrys' products operate.

ACCELRYS CONSORTIA

        Since 1986, Accelrys through its predecessor companies has formed a number of consortia with outside parties, commonly for purposes of market expansion. Accelrys believes the formation and management of these consortia helps Accelrys focus on topical industrial needs and establishes the consortia members as an initial customer base for its products. Accelrys believes its consortia help it establish valuable working relationships with leaders in its target markets.

        These consortia bring together groups of industrial researchers, academic experts and Accelrys' scientists that focus on developing, validating and applying simulation to the target industrial research area. Typically, consortia participants provide funds and a liaison to Accelrys. Each consortium generally has a three-year term and has a defined set of objectives and milestones that are updated and re-prioritized annually by the consortium's members. Some of the consortia have been extended beyond their initial terms in order to continue the benefits of the collaborative activities.

        Accelrys has seven active consortia in the following research areas: Polymers, Catalysis, Combinatorial Chemistry, Formulations, Molecular Crystallization, Functional Genomics and High Throughput Crystallography. Consortium members have rights to participate in meetings and non-exclusive licenses to use software products developed as a result of the consortium activities. Members also get to vote on product development priorities.

ACCELRYS SALES AND MARKETING

        Accelrys markets its products and services worldwide. In the United States, Europe, and Asia, Accelrys has direct sales forces, consisting of field sales and telesales representatives, some of which focus on the life science market and some of which focus on the materials science market.

        North and South America; Europe; Asia.    Accelrys employs direct sales representatives and telesales representatives to market and sell Accelrys' products and services. Certain of the telesales representatives focus exclusively on sales to academic researchers. The direct sales representatives and remaining telesales representatives work in teams selling to commercial and governmental accounts in assigned geographic territories and focus on either the life science market or the materials sciences market. The direct sales representatives typically focus on larger accounts and transactions and work closely with Accelrys' pre-sales support scientists in order to demonstrate Accelrys' products and their applicability to various research and development efforts.

        In support of its sales activities, Accelrys participates in industry trade shows, publishes its own newsletters, places advertisements in other industry publications, publishes articles in industrial and scientific publications, conducts direct mail campaigns, sponsors industry conferences and seminars, and maintains a World Wide Web home page that contains information about Accelrys and its product and service offerings.

        Accelrys' sales efforts have historically resulted in a higher concentration of sales in the last quarter of the calendar year.

ACCELRYS PRODUCT DEVELOPMENT

        Development of Accelrys software is focused on expanding software product lines, designing enhancements to Accelrys' core technology and integrating existing and new products into Accelrys' principal software architectures. Accelrys intends to offer regular updates to its products and to expand its existing product suite. A key component of Accelrys' product development activities is the extension of its core UNIX-based software architecture to accommodate access to Accelrys' products from desktop computers.

        Accelrys licenses software products or otherwise has acquired software products from corporate, governmental and academic institutions. These arrangements sometimes involve joint development efforts and frequently require the payment of royalties by Accelrys. The development and royalty obligations, scope of distribution rights, duration and other terms of these arrangements vary depending on the product, the market, resource requirements, the other parties with which Accelrys contracts and other factors. Accelrys has also developed products with funding and direction from customers through Accelrys' consortia activities. See "Business—Accelrys Consortia." Accelrys intends to continue to license or otherwise acquire technology or products from third parties and to develop products as part of its consortia arrangements with customers.

ACCELRYS CUSTOMER SERVICES AND SUPPORT

        Accelrys is committed to providing customers with superior support including telephone, electronic mail, fax and Internet-based technical support services; training; user group conferences; and targeted contract and consulting services involving application of Accelrys' technology and scientific expertise to particular research needs of customers. Accelrys believes that customer service, support and training are key to the adoption and successful utilization of its products.

        Purchases of multi-year licenses to use Accelrys' software products include one year of maintenance services, consisting of technical support and software upgrades. Thereafter, Accelrys offers renewals of maintenance services on an annual basis for an annual fee. Annual licenses to use Accelrys' software products generally include all maintenance services. Most of Accelrys' customers contract for maintenance and support services. These give customers access to new releases, technical notes, documentation addenda and other support which enables customers to utilize Accelrys' products more effectively, including access to Accelrys' technical and scientific support personnel during extended business hours. Through its distribution channels, Accelrys offers training conducted by staff knowledgeable in both the theory and application of molecular simulation. Technical newsletters and bulletins and advance notification about future software releases are sent to customers to keep them informed and to help them with resource allocation and scheduling. To maintain an ongoing understanding of customer requirements, Accelrys sponsors scientific symposia and user group meetings throughout the year.

ACCELRYS COMPETITORS

        The market for Accelrys' products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Accelrys' competitors offer a variety of products and services to address this market. Accelrys believes that the principal competitive factors in this market are product quality, flexibility, ease-of-use, scientific validation and performance, functionality and features, open architecture, quality of support and service, reputation and price. Competition currently comes from the following principal sources: other software packages for analysis of chemical and biological data; desktop software applications, including chemical drawing, molecular modeling and analytical data simulation applications; consulting and outsourcing services; other types of simulation software provided to engineers; and firms supplying databases, such as chemical or genomic information databases, database management systems and information technology. In addition, certain of Accelrys' licenses grant the right to sublicense Accelrys' software. As a result, Accelrys' customers and third-party licensees could develop specific simulation applications using Accelrys' technology and compete with Accelrys by distributing such programs to potential customers of Accelrys. Customers or licensees could also develop their own modeling, simulation, analyses, bioinformatics or cheminformatics technology and cease using Accelrys' products and services. Further, they may choose to sublicense such technology.

        Certain of Accelrys' competitors and potential competitors have longer operating histories than Accelrys and have greater financial, technical, marketing and other resources. Further, many of Accelrys' competitors offer products and services directed at more specific markets than those targeted by Accelrys, enabling these competitors to focus a greater proportion of their efforts on such markets. Certain offerings that are competitive with Accelrys' products and services are developed and made available by governmental organizations and academic institutions, and these entities may be able to devote substantial resources to product development and also offer their products to users for little or no charge. There can be no assurance that Accelrys' current or potential competitors will not develop products, services or technologies that are comparable to, superior to, or render obsolete, the products, services and technologies offered by Accelrys. There can be no assurance that Accelrys' competitors will not adapt more quickly than Accelrys to technological advances and customer demands, thereby increasing such competitors' market share relative to that of Accelrys. Any material decrease in demand for Accelrys' technologies or services may have a material adverse effect on the business, financial condition and results of operations of Accelrys.

ACCELRYS SOURCES OF SUPPLY

        Accelrys purchased substantially all hardware products that it re-sold to its licensees from a single vendor, or such vendor's distributors. In 2001, Accelrys discontinued operating as a VAR and discontinued hardware re-sale operations effective December 31, 2001, see "Business—Accelrys Products and Services".

ACCELRYS INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

        Accelrys relies primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary rights. Accelrys also has two United States patents. Accelrys believes that factors such as the technological and creative skills of its personnel, new product development, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technological leadership position. Accelrys seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Further, there can be no assurance that Accelrys' patents will offer any protection or that they will not be challenged, invalidated or circumvented. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to Accelrys' technology. Despite Accelrys' efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of Accelrys' products or to obtain and use information that Accelrys regards as proprietary. In limited instances, Accelrys has licensed source codes of certain products to customers or collaborators. For these reasons, policing unauthorized use of Accelrys' products may be difficult. In addition, the laws of some foreign countries do not protect proprietary rights as fully as do the laws of the United States.

        There can be no assurance that Accelrys' means of protecting its proprietary rights in the United States or abroad will be adequate. There can be no assurance that third parties will not claim infringement by Accelrys of their intellectual property rights. From time to time Accelrys receives letters from third parties claiming or suggesting that its products may infringe patents or other intellectual property rights. Accelrys has investigated these matters and believes that they are immaterial to the operations of Accelrys. There can be no assurance, however, that Accelrys' products do not infringe upon the patent or other intellectual property rights of third parties, that Accelrys will not be required to seek licenses for or otherwise acquire rights to technology as a result of claims of infringement or that other companies will not bring infringement suits against Accelrys. Accelrys expects in general that software product developers will increasingly be subject to infringement claims as the number of products and competitors in Accelrys' industry segments grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require Accelrys to enter into royalty or licensing agreements.

        Such royalty or licensing agreements, if required, may not be available on terms acceptable to Accelrys, if at all. In the event of a successful claim of product infringement against Accelrys, the failure or inability of Accelrys to license or design around the infringed technology would have a material adverse effect on Accelrys' business, financial condition and results of operations.

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

        One such challenge is the generation and evaluation of large numbers of diverse and readily identifiable small molecule compounds to find new, orally active drugs. Pharmacopeia's encoding technology, Encoded Combinatorial Libraries on Polymeric Support, or ECLiPS™, enables Pharmacopeia to generate hundreds of thousands of small molecule compounds at a fraction of the cost of traditional chemical synthesis methods. Pharmacopeia uses "Direct Divide" combinatorial chemistry to build collections, or libraries, of 10,000 to 500,000 or more small molecule compounds by performing only 50 to 200 individual chemical reactions. Pharmacopeia's ECLiPS technology offers substantial productivity improvements as compared to the 10,000 to 500,000 or more reactions that would be required to prepare similarly sized chemical libraries by synthesizing each compound individually. The ECLiPS productivity advantage results from the synthesis of compounds on tiny plastic beads in large mixtures. After each solid phase synthesis step, proprietary tag sets are attached to the beads to indicate the chemical building block and reaction conditions used in that step. These stable, easily detectable tag sets enable the rapid identification from the mixture of any compound that is active in a biological screening assay. This tagging technology is licensed exclusively from Columbia University ("Columbia") and Cold Spring Harbor Laboratory ("Cold Spring").

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

        To assist in the modeling of potential drugs, the simulation of interactions between chemicals and biological targets and the collection, storage and use of the data generated from its drug discovery activities, the Company's Drug Discovery Services segment makes extensive use of the Accelrys' products, software designed in-house by the Company's Drug Discovery Services segment and software purchased from other vendors.

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

        Focusing on Lead Discovery and Lead Optimization Services for drug discovery, Pharmacopeia seeks customers to develop, manufacture, market and sell resulting drugs. In 2001, Pharmacopeia initiated Lead Discovery Service contracts with several pharmaceutical and biotechnology customers for collaborations using its large collection of novel, small molecules and high-throughput screening including Boehringer Ingelheim, Takeda, Antigenics, Ester Neurosciences, Locomogene and Mitsubishi-Tokyo Pharmaceuticals. In addition, under existing agreements, Pharmacopeia continued peforming such services for N.V. Organon ("Organon"), Otsuka Pharmaceutical Factory ("Otsuka"), Amgen, Progenics and Schering AG. In 2001, Pharmacopeia performed Lead Optimization Services for Schering-Plough Ltd. ("Schering-Plough"), Bristol-Myers Squibb ("BMS"), Otsuka, Organon and Schering AG.

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

        Commercialization Strategy.    Pharmacopeia's commercialization strategy is to provide lead compounds and optimized lead compounds to multiple pharmaceutical and biotechnology customers. Under these arrangements, Pharmacopeia's customers are responsible for the clinical development and eventual manufacture and sale of any resulting drugs. Generally, customers compensate Pharmacopeia through (i) funding or fees during or upon completion of its services and (ii) milestone payments and royalties on any drugs based on Pharmacopeia's technology and developed by Pharmacopeia's customers. Each collaboration is tailored to the individual customer's needs but is developed within two broad frameworks:

  •
  Lead Discovery Services—Pharmacopeia identifies compounds active against collaborators' targets. In this type of program, Pharmacopeia utilizes its multi-million compound sample collection and expertise in high-throughput and ultra high-throughput screening.
  •
  Lead Optimization Services—Pharmacopeia performs the optimization of lead compounds against collaborators' targets. In this type of program, Pharmacopeia utilizes its broad base of chemistry expertise, including combinatorial chemistry, medicinal chemistry, and parallel synthesis, together with advanced biological screening to improve potency and other criteria of lead compounds.

        Technology Strategy.    Pharmacopeia's technology strategy is to enhance productivity through cost reductions and increased throughput and to build Pharmacopeia's library collection and its knowledge base of the relationships between chemical structures and biological targets for use in future drug discovery programs.

  •
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
  •
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

DRUG DISCOVERY SERVICES SEGMENT PROGRAMS

        Pharmacopeia has several active Lead Discovery and Lead Optimization programs for drug discovery underway with its customers. Previously, Pharmacopeia had funded the identification and optimization of lead compounds for targets that it had chosen in various therapeutic areas. In 1999, a strategic decision was made to substantially cease work on self-funded drug discovery programs. Rather, Pharmacopeia is now primarily pursuing only those projects that are funded by its customers. In 2001, Pharmacopeia partnered two of its previously self-funded programs with BMS and Organon.

DRUG DISCOVERY SERVICES SEGMENT CUSTOMERS

        In 2001, Pharmacopeia performed drug discovery services for Schering-Plough, Schering AG, Novartis, Organon, BMS, Otsuka, Boehringer Ingelheim, Progenics, TakedaAntigenics, Ester Neurosciences, Locomogene, Mitsubishi-Tokyo and AstraZeneca. Drug discovery services revenue from Schering-Plough represented approximately 11% of the Company's revenue in 2001. The loss of one or more Drug Discovery Services Segment customers may have a material adverse effect on Pharmacopeia.

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

        ECLiPS Technology.    The ECLiPS technology is a central component of Pharmacopeia's Drug Discovery Services segment. ECLiPS includes solid phase synthesis, combinatorial chemistry and sets of encoding molecules.

  •
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

  •
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
  •
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

  •
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

  •
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

        Thus, using its proprietary ECLiPS technology, Pharmacopeia can synthesize a large combinatorial mixture of compounds and rapidly identify the specific structure of individual active compounds found in the library. As of December 31, 2001, Pharmacopeia had used its ECLiPS technology to synthesize libraries containing an aggregate of more than 7.0 million unique chemical compounds. Many of these libraries have initially been licensed to customers for their exclusive use for varying periods of time.

        Assay Technology.    The second component of Pharmacopeia's drug discovery approach is its proprietary assay technology. Pharmacopeia employs 96-well, 384-well and 1,536-well microtiter plate solution phase assays to evaluate the biological activity of compounds in Pharmacopeia's libraries.

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

        In 2001, Pharmacopeia completed several million tests of its library compounds for activity against biological targets such as receptors or enzymes. For primary screening, Pharmacopeia often includes 10-20 compounds per well to perform a quick survey of a library's activity. If assay results suggest that some compounds in that library are active, then compounds from that library are tested individually.

        Production Automation.    Production automation technology is another important component of Pharmacopeia's integrated drug discovery approach. Pharmacopeia has developed proprietary instruments and methods for quickly and cost effectively manipulating large numbers of small plastic beads and the compounds that are detached from these beads. Pharmacopeia's proprietary technology includes bead washing and synthesis vessels that support the synthesis process. The production automation technology also includes proprietary engineering methods and automated systems for placing individual compounds in 96 to 1,536-well microtiter plates and processing these plates in preparation for screening. Screening a single 50,000 compound library against 20 or more targets can require the loading, processing and testing of thousands of 96-well microtiter plates.

        Information Systems.    Pharmacopeia has developed proprietary software to support its drug discovery activities. Pharmacopeia's information systems assist Pharmacopeia's scientists in managing the extensive data generated during library production and testing. First, the software tracks the chemical building blocks, reaction steps and tag sets used to create each library. Pharmacopeia's systems then track the thousands of bar-coded microtiter plates filled and processed as libraries are screened. As active compounds are identified and decoded, Pharmacopeia's software integrates the tag set decoding results with the original library design database to quickly provide Pharmacopeia's scientists with the specific chemical structure and synthesis steps for the active compound.

        Pharmacopeia's information systems also include analytical and database tools. Databases of available chemical building blocks and reactions are used as reference sources in the library design process. Molecular modeling, structure analysis and statistical programs are available for designing optimization libraries. In addition, analytical and database software is used to collect and analyze the results of individual assays. The Company's Drug Discovery Services Segment uses Accelrys products, thereby significantly enhancing its ability to use informatics in the drug discovery process. See "Pharmacopeia's Software Segment—Accelrys"

        As Pharmacopeia continues to build its chemical libraries and accelerates its high-throughput screening activities a sizable amount of SAR information is emerging from these activities, which is being stored in Pharmacopeia's information systems. Pharmacopeia has the ability to access this SAR information for its own internal use or to assist its existing and new customers in the search of candidate molecules that interact with specific targets.

        Quality Assurance.    Pharmacopeia's drug discovery approach includes an extensive quality assurance program. As libraries are synthesized, representative compounds are analyzed at each reaction step to assure that yields are high and compounds are sufficiently pure. During library production, samples are tested at each reaction step to assure that the tag sets have been satisfactorily attached and can be decoded. Representative compounds are also tested to identify optimal solvents and detachment conditions for removing compounds from beads to perform screening assays. Production plates containing compounds for screening include control samples to further assure that plates to be screened in assays have been prepared appropriately.

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

DRUG DISCOVERY SERVICES SEGMENT—EXCLUSIVE LICENSE WITH COLUMBIA UNIVERSITY AND COLD SPRING HARBOR LABORATORY

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

DRUG DISCOVERY SERVICES—PATENTS AND PROPRIETARY INFORMATION

        The Company and its licensors currently have 41 issued US patents and a number of pending US and foreign patent applications relating to various aspects of the Company's technology, including its molecular tag sets, certain screening technologies and its libraries or compounds contained therein. These patents and patent applications are either owned by the Company or rights under them are licensed to the Company. Of particular note, the Company is the exclusive licensee of US patents issued on October 15, 1996, February 24, 1998 and August 4, 1998 which provide broad protection to the Company's use of encoded combinatorial libraries. The Company's success will depend in large part on its ability, and the ability of its licensees and its licensors, to obtain patents for its technologies and the compounds and other products, if any, resulting from the application of such technologies, defend patents once obtained, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries.

        The patent positions of pharmaceutical and biotechnology companies, including the Company, are uncertain and involve complex legal and factual questions for which important legal questions are not completely resolved. Certain patent applications, relating to encoded combinatorial libraries, have been filed by others prior to the Company's patent applications. In February of 1997, the European Patent Office (EPO) granted to Affymax Technologies, N.V., a subsidiary of Glaxo, a European Patent which, if valid, would have covered the synthesis of encoded small molecule libraries of the type developed by the Company. On November 12, 1997, the Company filed an Opposition to this European Patent, challenging its validity and, on December 2, 1999, the EPO revoked the Affymax patent in its entirety. Affymax filed an appeal to the decision of the EPO on August 17, 2000. On January 13, 1998, a US patent was issued to Affymax that contains certain claims covering a method of preparing an encoded library of chemical compounds. On December 15, 2000, Affymax and the Company entered into cross-licenses which would allow each of Affymax and the Company to use their respective tags, but not allow each party to use the tags of the other party. The cross-licenses also provide that with respect to the cross-licensed patents, each party will discontinue all patent challenges started against the other party before the effective date of the cross-licenses and neither party will institute any future patent challenges or legal proceedings against the other party. The Company does not know of any patents or patent applications by others that would preclude the Company from practicing its ECLiPS technology or obtaining patent protection in the United States or elsewhere for its ECLiPS technology. However, disputes may arise between the Company and other patent holders as to claims of infringement, which could involve protracted periods of litigation. Some of the Company's competitors have, or are affiliated with companies having, substantially greater resources than the Company, and such competitors may be able to sustain the costs of complex patent litigation to a greater degree and for longer periods of time than the Company. Uncertainties resulting from the initiation and continuation of any patent or related litigation could have a material adverse effect on the Company's ability to compete in the marketplace pending resolution of the disputed matters.

        There can be no assurance that patents will issue as a result of any pending applications or that, if issued, such patents will be sufficiently broad to afford protection against competitors with similar technology. Moreover, there can be no assurance that the Company or its customers will be able to obtain patent protection for compounds or pharmaceutical products based upon the Company's technology. There can be no assurance that any patents issued to the Company or its collaborative partners, or for which the Company has license rights, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. Litigation, which could result in substantial cost to the Company, may be necessary to enforce the Company's patent and license rights or to determine the scope and validity of others' proprietary rights. Furthermore, US patents do not provide any remedies for infringement that occurred before the patent is granted.

        The commercial success of the Company will also depend upon avoiding the infringement of patents issued to competitors and upon maintaining the technology licenses upon which certain of the Company's current products are, or any future products under development might be, based. If competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the US Patent and Trademark Office ("PTO") to determine the priority of invention, which could result in substantial cost to the Company, even if the outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties and require the Company to obtain a license to disputed rights from third parties or cease using the technology. A US patent application is maintained under conditions of confidentiality while the application is pending in the PTO, so that the Company cannot determine which inventions are claimed in pending patent applications filed by its competitors with the PTO.

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

DRUG DISCOVERY SERVICES SEGMENT—GOVERNMENT REGULATION

        Regulation by governmental entities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that may be developed by a customer of Pharmacopeia or, in the event Pharmacopeia decides to develop a drug beyond the preclinical phase, by Pharmacopeia. The nature and the extent to which such regulation may apply to Pharmacopeia's customers will vary depending on the nature of any such pharmaceutical products. Virtually all pharmaceutical products developed by Pharmacopeia's customers will require regulatory approval by governmental agencies prior to commercialization. In particular, human pharmaceutical therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures by the US Food and Drug Administration ("FDA") and by foreign regulatory authorities. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations are time consuming and require the expenditure of substantial resources.

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

DRUG DISCOVERY SERVICES SEGMENT—SOURCES OF SUPPLY

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

RISKS ASSOCIATED WITH CONSOLIDATED INTERNATIONAL OPERATIONS

        In 2001, approximately 37% of the Company's consolidated revenue was derived from customers outside the United States both through international subsidiaries and on an export basis. Approximately

24% of the Company's consolidated revenue was derived from customers in Europe and approximately 13% was derived from customers in the Asia/Pacific region. In 2000, approximately 33% of the Company's consolidated revenue was derived from customers outside the United States both through international subsidiaries and on an export basis. Approximately 20% of the Company's consolidated revenue was derived from customers in Europe and approximately 13% was derived from customers in the Asia/Pacific region. In 1999, approximately 33% of the Company's consolidated revenue was derived from customers outside the United States both through international subsidiaries and on an export basis. Approximately 22% of the Company's consolidated revenue was derived from customers in Europe and approximately 11% was derived from customers in the Asia/Pacific region. The Company anticipates that international revenue will continue to account for a significant percentage of revenue in the future.

        In 2001, approximately 78% of the Company's long-lived assets were located in the United States, 21% were located in Europe, and the balance in the Asia/Pacific region. In 2000, approximately 77% of the Company's long-lived assets were located in the United States, 22% were located in Europe, and the balance in the Asia/Pacific region. In 1999, approximately 95% of the Company's long-lived assets were located in the United States, 4% were located in Europe, and the balance in the Asia/Pacific region.

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

CONSOLIDATED RESEARCH AND DEVELOPMENT

        Pharmacopeia's consolidated expenses for research and development activities were as follows:

	Years Ended December 31,
	2001	2000	1999
	(in thousands)
Proprietary Research and Development	$32,529	$25,205	$26,368

        The decrease in research and development from 1999 to 2000 resulted from the Company's decision to cease investment in self-funded drug discovery programs, offset by increases due to acquisitions. The increase in research and development from 2000 to 2001 resulted primarily from acquisitions. The 2000 amount excludes an $8,740 charge for in-process research and development identified in the acquisitions of Oxford and Synopsys, collectively, as described in the Notes to Consolidated Financial Statements.

CONSOLIDATED EMPLOYEES

        As of December 31, 2001, the Company had 800 regular employees, 328 of whom were in research and development, including 288 chemists, biologists and engineers holding doctorate degrees. None of the Company's employees are covered by collective bargaining agreements. Management believes its relations with its employees are good.

IMPORTANT RISK FACTORS REGARDING FORWARD LOOKING STATEMENTS

        Certain discussions set forth above regarding the Company's strategy for the development and commercialization of its products and services as well as its ability to sustain profitability in the near term are forward-looking statements.

        The Company's success is dependent on the results of operations of Accelrys. The ability of Accelrys to increase revenue from the licensing of its products is dependent upon increased market acceptance of its software products and services. Accelrys' products are used primarily by molecular modeling and simulation and gene sequence analyses specialists. Accelrys' strategy is to expand use of its products and services by marketing and distribution of its software, in part through its desktop-based products, to experimentalists, such as scientists and engineers. If Accelrys cannot expand its customer base to include experimentalists, or if it otherwise cannot successfully market and sell its desktop-based products and related services, Accelrys may not be able to increase its revenue, or its revenue may decline. In general, increased market acceptance and greater market penetration of Accelrys' products are dependent upon several factors including the overall product performance, ease of implementation and use, accuracy of simulation, breadth and integration of product offerings, and the extent to which users achieve the intended benefit from their use of the products and services. There can be no assurance that Accelrys' products and services will achieve increased market acceptance or penetration in Accelrys' target industries or other industries. Failure to increase market acceptance or penetration would restrict substantially the future growth of Accelrys and may have a material adverse effect on the Company.

        In the Drug Discovery Services Segment, the strategy depends upon the acceptance by potential customers of combinatorial chemistry and analysis of compounds provided by the Company as an effective tool in drug discovery and the Company's ability to maintain the arrangements it currently has in place. Historically, pharmaceutical companies have conducted lead compound identification and optimization within their own research departments due to the highly proprietary nature of the activities being conducted, the central importance of these activities to their drug discovery and development efforts, and the desire to obtain maximum patent and other proprietary protection on the results of their internal programs. In order to achieve its business objectives, the Company must convince these companies that the Company's technology and expertise justify the outsourcing of these programs to the Company. There can be no assurance that the Company will be able to attract customers on acceptable terms for its products and services or to develop a sustainable profitable business. Moreover, the pricing and nature of the Company's combinatorial libraries is such that there may only be a limited number of pharmaceutical companies that are potential customers for such libraries. There can be no assurance that the Company will be able to establish additional collaborative or licensing arrangements, that any such arrangements or licenses will be on terms favorable to the Company, or that current or future collaborative or licensing arrangements will ultimately be successful.

        Further, the Company's receipt of revenues from collaborative arrangements is affected by the timing of efforts expended by the Company and the timing of lead compound identification. The Company's products and services will only result in commercialized pharmaceutical products generating milestone payments and royalties upon significant preclinical and clinical development, requisite regulatory approvals, the establishment of manufacturing capabilities and successful marketing. The Company does not currently intend to perform any of these activities, other than in some instances pre-clinical work. Therefore, the Company will be dependent upon the expertise and dedication of sufficient resources by third parties to develop and commercialize products based on library compounds produced and lead compounds discovered by the Company. Should a collaborative partner fail to develop or commercialize a compound or product to which it has rights from the Company, the Company may not receive any future milestone payments or royalties associated with such compound or product. The Company's contractual arrangements with its customers do not obligate the customers to develop or commercialize lead compounds discovered by the Company.

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

        The Company's success will also depend upon certain issues arising in connection with the Company's patents and proprietary technology. See "Business—Accelrys Intellectual Property and Other Proprietary Rights" and "Business—Drug Discovery Services Patents and Proprietary Information."

CONSOLIDATED SEGMENT INFORMATION

        See Notes to Consolidated Financial Statements included elsewhere in this report.

ITEM 2. PROPERTIES

        Pharmacopeia currently leases and occupies approximately 144,000 square feet in two facilities near Princeton, New Jersey. These leases expire at various dates through 2006. Accelrys' principal administrative, sales, support, marketing and product development facilities and corporate headquarters are located in San Diego, California, where Accelrys has leased 76,635 square feet through December 2006. Accelrys' European headquarters, along with administrative, sales, support, marketing and product development functions, are located in Cambridge, England, where Accelrys has leased 6,545 square feet through December 31, 2008 and has subleased an additional 4,952 square feet on a month-to-month basis. Additionally, Accelrys has leased 38,501 square feet with a proposed occupancy date of April 2002. Accelrys has two additional R&D centers located in the US and in England. In Madison, Wisconsin, Accelrys has leased 19,058 square feet through March 2004; and in Leeds, England, Accelrys has leased 5,500 square feet through November 2002 and owns 5,100 square feet.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

        The Executive Officers of the Company are as follows:

Name	Age	Position
Joseph A. Mollica, Ph.D.	61	Chairman of the Board, President and Chief Executive Officer of the Company
John J. Baldwin, Ph.D.	67	Chief Science and Technology Officer
Bruce C. Myers	46	Chief Financial Officer, Executive Vice President
Michael G. Lenahan	42	General Counsel, Executive Vice President
William J. DeLorbe	53	Executive Vice President, Human Resources
Stephen A. Spearman, Ph.D.	52	Chief Operating Officer, Executive Vice President of Drug Discovery Services
Michael R. Stapleton, Ph.D.	37	Chief Operating Officer, Executive Vice President of Software
Scott Kahn, Ph.D	42	Senior Vice President, General Manager, Life Science
Robert J. White	39	Senior Vice President, Worldwide Sales and Consulting
John Delli Santi	37	Vice President, General Manager, Material Sciences
Arthur E. Roke, CPA	36	Vice President, Finance

        Dr. Mollica has served as the Chairman of the Board of Directors and Chief Executive Officer of the Company since February 1994 and was appointed President in August 1996. From 1987 to

December 1993, Dr. Mollica was employed initially by the DuPont Company and then by The DuPont Merck Pharmaceutical Company, most recently as President and Chief Executive Officer. Dr. Mollica is a director of Nexell Therapeutics (resigned in December 2001), Genencor Inc., ImPath, Inc. and Neurocrine BioSciences, Inc. Dr. Mollica received a Ph.D. from the University of Wisconsin, and a Doctor of Science, h.c., from the University of Rhode Island.

        Dr. Baldwin has served as Vice President of Chemistry since July 1993, was appointed Senior Vice President of Chemistry in August 1996 and was appointed Chief Science and Technology Officer in June 1998. For a period of thirty years, prior to joining the Company, Dr. Baldwin held a variety of scientific and management positions with Merck Sharp & Dohme Research Laboratories, most recently as Distinguished Senior Scientist. Dr. Baldwin holds more than 140 US patents and is the inventor of Trusopt, a drug for preventing glaucoma. Dr. Baldwin received a Ph.D. in Organic Chemistry from the University of Minnesota. Dr. Baldwin will retire from the Company on March 31, 2002.

        Mr. Myers was named Chief Financial Officer and Executive Vice President in 1999. Prior to that he had served the Company as Senior Vice President of Finance, Administration and Strategic Planning at Accelrys since December 1998. Mr. Myers served as Chief Financial Officer and Secretary to the Board for GTI Corporation from January 1997 to December 1998. From June 1989 to December 1996, Mr. Myers was with Photomatrix, Inc. and served as Chief Financial Officer, Chief Operating Officer and Secretary to the Board. Prior to joining Photomatrix, Mr. Myers spent eleven years with Arthur Andersen & Company. Mr. Myers holds a B.S. in Commerce from the University of Virginia and is a Certified Public Accountant. In February 2002, Mr. Myers provided notice of his intention to voluntarily terminate his employment with the Company effective May 15, 2002.

        Mr. Lenahan has served as Executive Vice President and General Counsel since 2001. Mr. Lenahan has been a practicing attorney for over 17 years, specializing in corporate and transactional matters in the in-house, law firm and venture capital/private equity settings. Most recently, Mr. Lenahan served as Executive Vice President and General Counsel of Tricordia Health, a venture company which developed healthcare investment opportunities. Previously, Mr. Lenahan was Executive Vice President and General Counsel of Merit Behavioral Care Corporation, a leading provider of behavioral health managed care services. Mr. Lenahan also spent more than eight years at Shearman & Sterling, focusing on mergers and acquisitions and corporate finance matters. Mr. Lenahan is a member of the New York State Bar, and received his B.A. from the State University of New York at Binghamton and his J.D. from New York University School of Law.

        Dr. DeLorbe has served as Executive Vice President, Human Resources since 2001. Dr. DeLorbe has more than 20 years experience in human resources, executive leadership, and life science research. Dr. DeLorbe brings to Pharmacopeia nearly 10 years experience in Senior Management and Human Resource positions from The Dupont Merck Pharmaceutical Company and The Dupont Pharmaceutical Company. He also held various senior level research and management positions at several life science companies. Most recently, Dr. DeLorbe served as President of Venn Works RTP, a company engaged in the creation, development, and operation of market-leading technology companies in the life science sector. Dr. DeLorbe holds a Ph.D. from the University of Iowa and a B.A. in Biology from Loras College.

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

        Dr. Stapleton was named Chief Operating Officer and Executive Vice President at Accelrys in February 2001. Since 1990, he has served the Company including its predecessors in various management roles, most recently as Executive Vice President, Software Operations, and prior to that as Vice President, Worldwide Marketing, and General Manager of the Materials Science Business unit. Dr. Stapleton earned his Ph.D. in Chemical Physics from Southampton University in the United Kingdom and performed post-doctoral research in computational chemistry at the School of Chemical Engineering at Cornell University.

        Dr. Kahn has served as General Manager and Senior Vice President, Life Science at Accelrys since January 2002, and immediately prior to that as Senior Vice President, Modeling and Simulations at Accelrys since March 2000. He also served as Vice President of Research and Development in 1999, and Director of Marketing from 1995 through 1998. From 1991 until joining Accelrys, Dr. Kahn was employed by BioCAD, a molecular modeling start-up company in Silicon Valley, CA. Dr. Kahn earned his Ph.D. in Theoretical Organic Chemistry at the University of California, Irvine and performed post-doctoral research at Cambridge University in England. Dr. Kahn also spent four years as an Assistant Professor of Chemistry at the University of Illinois at Urbana-Champaign.

        Mr. White has served as Senior Vice President, Worldwide Sales and Consulting Services at Accelrys since March 2001. Prior to joining Accelrys, Mr. White was Vice President, Worldwide Sales and Supplier Solutions, for Chemdex, a pioneering B2B marketplace for the life sciences industry. In this capacity he was responsible for developing significant customer partnerships with leading pharmaceutical and life science corporations. During fifteen years at IBM, Mr. White held a variety of senior executive and sales management roles. These included Global Marketing Executive for IBM's $2.5 billion dollar Healthcare Industry, with responsibility for marketing, business development and strategy. He also led IBM's worldwide channel efforts in Healthcare, as the senior executive responsible for an $800 million P&L.

        Mr. Delli Santi has served as General Manager and Vice President, Material Science at Accelrys since January 2002, and immediately prior to that as General Manager and Vice President, Bioinformatics at Accelrys since March 2001. Previously he held a series of senior business development and sales management roles focused on delivering customer satisfaction and sustained business growth at Accelrys, and prior to that he spent four years as an industrial medicinal chemist. Mr. Delli Santi holds both a BS in Chemistry and an MBA from Fordham University.

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

	2001		2000
	High	Low	High	Low
First Quarter	$30.00	$13.00	$104.00	$21.50
Second Quarter	25.25	16.75	60.25	17.75
Third Quarter	20.94	10.95	49.00	22.44
Fourth Quarter	16.99	12.60	30.50	17.25

HOLDERS OF RECORD

        As of January 31, 2002 there were approximately 436 holders of record of Pharmacopeia's Common Stock.

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

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue (1)	$122,303	$114,436	$95,524	$84,097	$73,631
Operating loss from continuing operations (1)	(19,950)	(7,262)	(672)	(14,393)	(3,777)
Income (loss) from continuing operations (2)	(14,741)	677	2,950	(11,100)	(2,481)
Net income (loss) (3)	(14,320)	1,175	3,771	(10,163)	(1,728)
Basic net income (loss) per common share	(0.60)	0.05	0.19	(0.54)	(0.09)
Diluted net income (loss) per common share	(0.60)	0.05	0.19	(0.54)	(0.09)
Shares used in computing basic net income (loss) per common share	23,729	22,659	19,684	18,916	18,445
Shares used in computing diluted net income (loss) per common share	23,729	24,453	20,294	18,916	18,445
Cash dividends declared per common share	—	—	—	—	—
	As of December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$155,828	$165,178	$69,032	$81,098	$84,775
Total assets	270,398	284,766	126,259	127,865	140,051
Notes payable, deferred revenue, and other long-term liabilities	4,555	4,553	5,121	3,332	6,194
Accumulated deficit	(82,194)	(67,874)	(69,049)	(72,820)	(62,657)
Total stockholders' equity	197,989	209,867	78,746	72,217	80,596

(1)
Revenue and Operating loss from continuing operations exclude hardware revenue and related costs. In 2001, Accelrys discontinued hardware re-sale operations effective December 31, 2001.

(2)
Net income (loss) from continuing operations is derived from net income (loss) excluding net hardware revenue and related costs.

(3)
Net income (loss) includes $3.0 million of discontinued acquisition costs, $7.6 million of acquisition related goodwill amortization and $6.8 million of acquisition related intangible asset amortization in 2001; $8.7 million of acquisition related write-offs of in-process R&D, $3.8 million of acquisition related goodwill amortization, and $3.3 million of acquisition related intangible asset amortization in 2000; $0.4 million of acquisition related goodwill amortization in 1999; and $8.0 million of merger related expenses in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related notes included elsewhere in this Report.

        This Report, including, without limitation, this section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation, and other statements regarding matters that are not historical are forward-looking statements.

        Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed in "Significant Risks, Trends and Uncertainties" below, and in "Business—Important Risk Factors Regarding Forward Looking Statements" above, such as uncertain revenue levels, rapidly changing technologies, acquisition-related uncertainties, stock price volatility, and other factors as discussed elsewhere in this Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made in this Report, which attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, results of operations and prospects.

BUSINESS OVERVIEW

        Pharmacopeia designs, develops, markets, and supports science- and technology-based products and services intended to improve and accelerate the processes of drug discovery and chemical development. The Company's Software Segment, Accelrys Inc. ("Accelrys"), provides molecular modeling and simulation, bioinformatics and cheminformatics software solutions, and related consulting services that facilitate the discovery and development of new drug and chemical products and processes in the pharmaceutical, biotechnology, chemical, petrochemical, and materials industries. The Company's Drug Discovery Services Segment provides drug discovery services to pharmaceutical and biotechnology companies based on proprietary combinatorial chemistry and high throughput screening and Accelrys technologies. Segment and geographical data are included in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

2001 Compared to 2000

        Total revenue grew 7% to $122.3 million in 2001 compared to $114.4 million in 2000, excluding hardware re-sale revenue. Hardware re-sale operations were discontinued in 2001.

        Accelrys software license, service and other revenue increased 26% to $95.1 million in 2001 compared to $75.4 million in 2000. This increase includes revenues generated from sales of products and services added through the acquisitions of Synopsys Scientic Systems Limited and the software subsidiaries of Oxford Molecular Group Plc in 2000 and the acquisition of Synomics Limited in 2001 (hereinafter collectively "the Acquisitions"; see Note 3 of the Notes to Consolidated Financial Statements). Excluding the effect of the Acquisitions, software license, service and other revenue increased 10% in 2001 compared to 2000.

        Accelrys software license, service, and other revenue increased 32% to $79.1 million in 2001 in the European and US region combined, including the effect of the Acquisitions. Excluding the effect of the Acquisitions, organic European and US region software license, service, and other revenue increased

13%. Accelrys software license, service, and other revenue decreased 4% to $16.0 million in the Asia region. The decrease was due to a renegotiated minimum volume commitment with Accelrys' distribution partner, under which 2001 modeling and simulation software revenues in Japan were not expected to increase beyond the level achieved in 2000. This minimum volume commitment and related distribution agreement terminated December 31, 2001 and as such, Accelrys is in the process of reorganizing its distribution channel in Japan. As a result, revenues in this region are not expected to increase in 2002.

        Drug Discovery Services revenue decreased 30% to $27.2 million in 2001 compared to $39.0 million in 2000. The 2000 results included an aggregate $5.5 million from a non-recurring technology out-license fee, and a contract termination fee. The 2001 and 2000 results also included milestone revenue of $1.6 million and $2.3 million, respectively. In addition, the 2000 results included $3.6 million of revenue from a drug discovery collaboration that terminated in June 2000. Excluding the non-recurring technology out-license fee, the revenue and fees from the terminated collaboration, and the milestone revenues, drug discovery services revenue declined by 7% primarily due to declines in general economic conditions and competitive pressures. In 2001 and 2000, one Drug Discovery Services' customer accounted for 11% of consolidated revenue.

        Accelrys gross margin increased 18% to $76.1 million (80% of related revenues) in 2001 compared to $64.5 million (86% of related revenues) in 2000. The increase in the amount of gross margin dollars resulted from the increase in software license, service, and other revenue as described above. The decrease in gross margin as a percentage of related revenues is primarily due to the amortization of the developed technology intangible asset identified in the Acquisitions. Excluding this amortization, gross margin as a percentage of related revenues for 2001 would have been approximately equal to gross margin as a percentage of related revenues in 2000.

        Drug Discovery Services gross margin decreased 57% to $6.8 million (25% of related revenues) in 2001 compared to $15.9 million (41% of related revenues) in 2000. The decrease in gross margin dollars resulted primarily from the decrease in revenue described above. The decrease in Drug Discovery Services gross margin as a percentage of related revenue is due to the non-recurring technology out-license revenue, the contract termination revenue and the milestone revenues which carried no associated cost of revenue, and to the decreased volume of work which caused fixed costs to be spread over the lower revenue level.

        Research and development expenses increased 29% to $32.5 million in 2001 compared to $25.2 million in 2000 including the effect of the Acquisitions. Research and development costs include costs associated with internal drug discovery programs and software development. All of the increase in research and development costs occurred at Accelrys, and resulted both from the Acquisitions and from increased costs associated with the further development of modeling, simulation, analysis, informatics and workflow software. Accelrys increased its software and informatics research and development staff in response to the anticipated product integration needs of its expanded software product line.

        Selling, general, and administrative expenses increased 25% to $62.6 million in 2001 compared to $49.9 million in 2000. The increase in sales', general, and administrative expenses is primarily attributable to the Acquisitions, including amortization of certain acquired intangible assets identified in the Acquisitions, and increases in the depth and breath of skills in the sales force required in order to sell the combined product line.

        Goodwill amortization increased to $7.6 million for 2001 compared to $3.8 million for 2000. The increase is attributable to the timing of the Acquisitions. Goodwill will not be amortized in the future due to Recently Issued Accounting Standards described below.

        A write-off of $8.7 million of in-process research and development was recorded for 2000 and was related to the Acquisitions. No comparable write-offs were made in 2001.

        Discontinued acquisition costs of $3.0 million were written off in 2001. No comparable write-offs were made in 2000.

        Net interest income decreased 1% to $9.1 million in 2001 compared to $9.2 million in 2000. The decrease is due to increases in average investment balances offset by decreases in market interest rates.

        The provision for income taxes decreased 29% to $0.9 million in 2001 compared to $1.3 million in 2000. The tax provisions are primarily due to foreign taxable income generated at Accelrys. These provisions differ from the expected tax rate primarily because of the effect of net operating loss carryforwards and carrybacks.

        As a result of the increased revenue and gross margin, increased operating expenses and one-time charges, and the other matters described above, the Company incurred a loss from continuing operations of $14.7 million, or $0.62 per basic and diluted share in 2001, as compared to income from continuing operations of $0.7 million, or $0.03 per basic and diluted share in 2000.

        Income from the re-sale of computer hardware decreased by 15% to $0.4 million, or $0.02 per basic and diluted share in 2001, as compared to $0.5 million, or $0.02 per basic and diluted share in 2000. These hardware re-sale operations were discontinued in 2001.

        Net loss was $14.3 million, or $0.60 per basic and diluted share in 2001, as compared to net income of $1.2 million, or $0.05 per basic and diluted share in 2000.

2000 Compared to 1999

        Total revenue grew 20% to $114.4 million in 2000 compared to $95.5 million in 1999, excluding hardware re-sale revenue. Hardware re-sale operations were discontinued in 2001 and historical amounts have been reclassified to conform to the new presentation.

        Accelrys' software license, service, and other revenue increased 24% to $75.4 million in 2000 compared to $60.9 million in 1999. Growth of 14% was generated from sales of products and services added through the 2000 acquisitions of Synopsys and the software subsidiaries of Oxford Molecular Group Plc (hereinafter collectively, "the 2000 Acquisitions"; see Note 3 of the Notes to Consolidated Financial Statements). Excluding the effect of the 2000 Acquisitions, software license, service, and other revenue increased by $6.1 million, or 10%, in 2000 compared to 1999.

        Accelrys software license, service, and other revenue increased in the European and US regions by 10% over the prior year. Almost all of the increase resulted from the 2000 Acquisitions referenced above. Excluding the effects of the 2000 Acquisitions, European and US region software license, service, and other revenue increased only slightly. Management believes that this lack of organic growth was caused primarily by inefficiencies experienced by the combined sales organization as it absorbed sales responsibility for the 2000 Acquisitions. Accelrys revenue in 2000 compared with 1999 for the Asia region increased by 49%. This increase resulted from increased modeling and simulation software orders from Accelrys' distribution partner in Japan pursuant to certain sales order level guarantees.

        Drug Discovery Services revenue increased 13% to $39.0 million in 2000 compared to $34.6 million in 1999. This net increase of $4.4 million was primarily attributable to the receipt of a one-time $3.0 million technology out-license fee in the first quarter of 2000, and a $2.0 million increase in milestone fees received in 2000 compared to 1999. Drug Discovery Services revenue in 1999 did not include technology out-license fees nor significant milestone fees. Excluding the technology out-license fee and the increase in milestone fees, 2000 Drug Discovery Services revenue decreased slightly compared to 1999. This slight decrease consisted of a $2.6 million or 52% decrease in library out-licensing fees offset by an increase in other forms of drug discovery services including a contract which terminated in 2000. In 2000 and 1999, one Drug Discovery Services' customer accounted for 11% and 12% of consolidated revenues, respectively.

        Accelrys gross margin increased 21% to $64.5 million (86% of related revenues) in 2000 compared to $53.5 million (88% of related revenues) in 1999. The increase in the amount of gross margin dollars resulted from the increase in software license, service and other revenue as described above. The decrease in gross margin as a percentage of related revenues is primarily due to the amortization of the developed technology intangible asset identified in the 2000 Acquisitions. Excluding this amortization, gross margin as a percentage of related revenues for 2001 would have been approximately equal to gross margin as a percentage of related revenues in 2000.

        Drug Discovery Services gross margin increased 16% to $15.9 million (41% of related revenues) in 2000 compared to $13.8 million (40% of related revenues) in 1999. The increase in the amount of gross margin resulted from the increased technology out-license and milestone revenues. Excluding technology out-license and milestone revenues, gross margin as a percent of revenue decreased from 38% in 1999 to 32% in 2000 primarily because more fixed overhead was allocated to funded work while internal research declined.

        Research and development expenses decreased 5% to $25.2 million in 2000 compared to $26.4 million in 1999 including the effect of the 2000 Acquisitions. Research and development costs include costs associated with internal drug discovery programs and software development. The decline in research and development expenses is primarily attributable to the reduction of internally funded drug development activities in the Company's Drug Discovery Services Segment, offset by increases in spending at Accelrys primarily due to the 2000 Acquisitions.

        Selling, general, and administrative expenses increased 21% to $49.9 million in 2000 compared to $41.2 million in 1999. The increase in sales, general, and administrative expenses is attributable to increases in sales and marketing expenses, increases in administrative salaries and overheads, and increased amortization of acquired intangible assets, all primarily due to the 2000 Acquisitions.

        In 2000, the Company recorded one-time charges of $8.7 million related to acquired, in-process research and development, and goodwill amortization related to the 2000 Acquisitions of $3.8 million. In 1999, there were no one-time charges, and goodwill amortization was $0.4 million.

        Net interest income increased 124% to $9.2 million in 2000 compared to $4.1 million in 1999. This increase resulted primarily from the investment of the proceeds from a $110.0 million private placement of the Company's common stock in March 2000.

        The provision for income taxes increased to $1.3 million in 2000 compared to $0.5 million in 1999. The tax provisions are primarily due to foreign taxable income generated at Accelrys. These provisions differ from the expected tax rate primarily because of the effect of net operating loss carryforwards and carrybacks.

        As a result of the increased revenue and gross margins, net of the one-time charges related to acquisitions, the increases in net interest income, and the other matters described above, the Company generated income from continuing operations of $0.7 million or $0.03 per basic and diluted share in 2000, as compared to income from continuing operations of $3.0 million or $0.15 per basic and diluted share in 1999.

        Income from the re-sale of computer hardware decreased by 39% to $0.5 million, or $0.02 per basic and diluted share in 2000, as compared to $0.8 million, or $0.04 per basic and diluted share in 1999. Hardware re-sale operations were discontinued in 2001 and historical amounts have been reclassified to conform to the new presentation.

        Net income was $1.2 million, or $0.05 per basic and diluted share in 2000, as compared to net income of $3.8 million, or $0.19 per basic and diluted share in 1999.

Liquidity and Capital Resources

        The Company has funded its activities to date primarily through the sale of equity securities, software licenses, software maintenance services, and drug discovery services. As of December 31, 2001, the Company had cash and cash equivalents of $155.8 million compared to $165.2 million as of December 31, 2000. The decrease resulted primarily from cash used for an acquisition at Accelrys, and $4.9 million invested in capital expenditures consisting of computer hardware and laboratory equipment. The decrease was partially offset by financing activities which provided $2.6 million, primarily from sales of common stock from option exercises and employee stock purchase plan participation, net of treasury stock repurchases.

        The Company anticipates that its capital requirements may increase in future periods as the Company expands its research and development activities, expands its facilities, and acquires additional equipment. The Company's capital requirements may also increase in future periods as the Company seeks to expand its technology platform through investments, licensing arrangements, technology alliances, or acquisitions.

        The Company anticipates that its existing capital resources will be adequate to fund the Company's operations at least through 2002. However, there can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements depend on numerous factors, including the ability of the Company to continue to generate software sales, the ability of the Company to extend existing Drug Discovery Services agreements, and to enter into additional arrangements, competing technological and market developments, changes in the Company's existing collaborative relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, acquisitions of other businesses or technologies, and the progress of the Company's customers' milestone and royalty producing activities. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all. The Company's forecasts of the period of time through which its financial resources will be adequate to support its operations is forward looking information, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds.

Critical Accounting Policies

        The preparation of the Company's consolidated financial statements and disclosures involve the use of judgments and estimates. The Company believes the following critical accounting policies involve the more significant judgments and estimates used.

        Revenue Recognition — Revenues are recognized in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, as amended by SOP 98-4 and SOP 98-9 and SEC Staff Accounting Bulletin No. 101.

        Accelrys recognizes software license revenues upon delivery if no significant obligations remain deliverable to the customer, the sales contract fee is fixed or determinable, amounts are due within one year and collection is probable, and when no material uncertainties regarding customer acceptance exist. Customer payments received in connection with license sales are recorded as deferred revenue until such time as all of the above criteria are met. Prepaid post-contract support and maintenance ("PCS") revenue bundled with software license agreements is unbundled and deferred based on objective, vendor specific evidence. PCS revenue is recognized pro-rata over the related service period, which is generally one year. Consulting and training fees are recognized upon rendering of service. Database and support revenues are recognized ratably over the applicable contract periods or as services are performed. Amounts billed but not yet recognized as revenue, and other payments received prior to recognition of revenue are recorded as deferred revenue.

        Accelrys also earns revenue under consortia agreements wherein several unrelated parties enter into a joint software development agreement with the Company. These agreements are generally one to three years in length, require an annual membership fee, and contain best efforts development milestones. Customers receive a consortia membership, a software library, and related software and maintenance support. The portion of consortia fees associated with the initial software library is recognized upon delivery, while consortia fees associated with consortia membership and software maintenance are recognized on a straight-line basis over the term of the agreement. The Company is not required to deliver specified products under the agreements and the consortia fees are generally non-refundable. If the Company is successful in developing software under the consortia agreement described above, a non-transferable license is typically awarded to the consortia members.

        Revenue from Drug Discovery Services is recognized primarily using the percentage-of-completion method. Accordingly, revenue is recognized as service deliverables are expended against a total research and development plan. Payments received prior to the completion of the related work are recorded as deferred revenue. Non-refundable payments are recognized as revenue only when they are not subject to future performance obligations. Otherwise, such payments are deferred and amortized into revenue over the term of the agreement. The Company's revenue recognition policies, in particular as they relate to percentage-of-completion arrangements are based on estimates and assumptions that are subject to change depending on the contract. As such, any change could impact revenue recognition in the future.

        Allowance for Doubtful Accounts — The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. This analysis is done on a specific customer basis and an additional allowance is provided for amounts when and if they become uncollectible at a later date. If the financial condition of the Company's customer were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

        Software Development Costs — The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Such costs are stated at the lower of cost or net realizable value. Capitalized software costs are comprised of costs incurred in the development of new software products and enhancements to existing software products after technological feasibility has been established. The Company amortizes capitalized costs over the estimated product life, not to exceed three years from the date on which the product is available for general release. The estimated product life may be reduced based on obsolescence or other factors which could affect the carrying value of capitalized software and result in charges to operating results.

Recently Issued Accounting Standards

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, adoption of SFAS 142 is required effective January 1, 2002. The Company plans to adopt SFAS 142 effective January 1, 2002 at which time goodwill and intangible assets will be reviewed for impairment by comparing the carrying value to the fair market value of such assets. Additionally, the Company expects to reclassify $1.8 million of intangibles to goodwill, and expects amortization expense to be reduced by $9.0 million to $5.8 million annually, based on the non-amortizable goodwill and the remaining amortizable intangible assets. The Company does not expect the adoption of SFAS 142 to result in any impairment to the carrying value of goodwill and intangible assets.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Additionally, SFAS 144 promulgates criteria for reporting discontinued operations. This pronouncement is effective for financial statements beginning after December 15, 2001 with early application encouraged. The Company adopted SFAS 144 in the fourth quarter of 2001, and accordingly determined that the discontinuation of the re-sale of computer hardware in the fourth quarter of 2001 qualified as discontinued operations. As such, the revenues net of expenses related to the re-sale of computer hardware have been included in the statement of operations as income from discontinued hardware operations for all periods presented.

Significant Risks, Trends, and Uncertainties

        The following significant risks, trends, and uncertainties, among others, could materially and adversely affect the Company's future financial condition, results of operations, and stock price.

        Acquisition Strategy — The success of the Company's business strategy depends, in part, upon the successful acquisition of technologies that supplement and add to the Company's current technologies. However, critical technology may not be available to the Company at affordable prices, the Company may choose the wrong technologies, integration costs may be higher than anticipated, management's time and attention may be unduly diverted, key employees may not be retained, and earnings per share may be temporarily or permanently diluted. In addition, because the Company plans to use its stock, in part, as currency for future acquisitions, volatility in the Company's stock price could adversely affect the Company's acquisition strategy.

        Uncertain Revenue and Profit Levels — The Company's future revenue levels depend upon many factors, many of which are beyond the control of management. These factors include changes in the demand for products and services, the introduction of competitive software and drug discovery services, changes in the research and development budgets of customers and potential customers, and the ability to successfully and timely develop, introduce and market new products, services and product enhancements and to gain cooperation of third parties as needed. In recent years, several customers have not renewed research agreements with the Company due to such factors. In addition, future revenue levels, especially Drug Discovery Services revenue levels, are heavily dependent upon the life sciences industry's successful identification of new drug targets from genes and willingness to out-source drug discovery work, and upon the Company's ability to cost effectively develop and identify new drug candidates that interact with those targets.

        Rapidly Changing Technologies — Rapid technological change and uncertainty due to new and emerging technologies characterize the drug discovery and chemical development industries. The Company may not be able to develop, integrate and market, on a timely basis, the new and enhanced products and services necessary to keep pace with competitors. Failure to anticipate or to respond to changing technologies, or significant delays in product development or introduction, could cause customers to delay or decide against purchases of the Company's products or services.

        Stock Price Volatility — The Company's stock price has experienced significant price volatility that is expected to continue in the future. Factors such as those described above, industry business combinations, quarter-to-quarter variations in operating results, the gain or loss of significant orders, and the ability to meet the operating expectations of analysts, among other things, will likely have a significant impact on the market price of the Company's stock. Further, future fluctuations in the Company's stock price could be unrelated or disproportionate to the operating performance of the Company. There can be no assurance regarding the future market price of the Company's stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to various market risks consisting primarily of changes in foreign currency exchange rates. The Company's international sales generally are denominated in local currencies. In 2001, 37% of the Company's consolidated revenue was derived from customers outside the United States (including 24% from customers in Europe and 13% from customers in the Asia/Pacific region). The Company's exchange rate risk is greatest for Dollar/Euro and Dollar/Yen fluctuations. When deemed appropriate, the Company engages in exchange rate-hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations. At December 31, 2001, the Company had no hedging transactions in effect.

        The introduction and use of the Euro, which began in 1999, has not had a material effect on the Company's foreign exchange or hedging activities. The Company will continue to evaluate the impact of the Euro however, based on currently available information, the Company does not believe that the introduction of the Euro currency will have a material adverse impact on the consolidated financial condition, cash flows or results of operations.

        The Company does not use derivative financial instruments for trading or speculative purposes. However, the Company regularly invests excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. The Company believes that the market risk arising from holding these financial instruments is minimal.

        The Company's exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on its investment portfolio since the Company has minimal debt. The Company ensures the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at December 31, 2001. However, declines in interest rates that occurred in 2001 will result in a significant decrease to the Company's interest income in 2002 as compared to the amount earned in 2001. Additional declines in interest rates over time would further reduce the Company's interest income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Pharmacopeia, Inc.

We have audited the accompanying consolidated balance sheets of Pharmacopeia, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharmacopeia, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      ERNST & YOUNG LLP

San Diego, California
January 25, 2002

Pharmacopeia, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$68,891	$69,350
Marketable securities	86,937	95,828
Trade receivables, net of allowance for doubtful accounts of $914 and $2,305, respectively	43,147	39,017
Other current assets	7,263	6,823

Total current assets	206,238	211,018
Property and equipment, net	11,726	12,381
Goodwill, net of accumulated amortization of $11,846 and $4,207, respectively	35,038	39,090
Software development costs, net of accumulated amortization of $15,076 and $8,450, respectively	13,104	16,193
Other intangible assets, net of accumulated amortization of $3,053 and $1,167, respectively	2,807	4,293
Other assets	1,485	1,791

Total assets	$270,398	$284,766

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,361	$2,921
Accrued liabilities	28,884	33,580
Deferred revenue, current portion	34,565	33,802
Notes payable, current portion	44	43

Total current liabilities	67,854	70,346
Notes payable and other long-term liabilities	34	227
Deferred revenue, long-term	4,521	4,326
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.0001 par value, 2,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 40,000 shares authorized, 23,956 and 23,411 shares issued and outstanding, respectively	2	2
Additional paid-in capital	281,553	276,144
Treasury stock	(1,316)	—
Accumulated deficit	(82,194)	(67,874)
Accumulated comprehensive income (loss)	(56)	1,595

Total stockholders' equity	197,989	209,867

Total liabilities and stockholders' equity	$270,398	$284,766

See accompanying notes to these consolidated financial statements.

Pharmacopeia, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2001	2000	1999
Revenues:
Software license, service, and other	$95,107	$75,401	$60,943
Drug Discovery Services	27,196	39,035	34,581

Total revenues	122,303	114,436	95,524
Cost of revenues:
Software license, service, and other	19,046	10,901	7,430
Drug Discovery Services	20,411	23,100	20,814

Total cost of revenues	39,457	34,001	28,244

Gross margin	82,846	80,435	67,280
Operating costs and expenses:
Research and development	32,529	25,205	26,368
Selling, general, and administrative	62,628	49,914	41,215
Amortization of goodwill	7,639	3,838	369
Write-off of in-process research and development	—	8,740	—

Total operating costs and expenses	102,796	87,697	67,952

Operating loss from continuing operations	(19,950)	(7,262)	(672)
Discontinued acquisition costs	(2,985)	—	—
Interest and other income, net	9,082	9,194	4,122

Income (loss) from continuing operations before income taxes	(13,853)	1,932	3,450
Provision for income taxes	888	1,255	500

Income (loss) from continuing operations	$(14,741)	$677	$2,950
Discontinued hardware operations	421	498	821

Net income (loss)	$(14,320)	$1,175	$3,771

Income (loss) per share from continuing operations
- Basic	$(0.62)	$0.03	$0.15

- Diluted	$(0.62)	$0.03	$0.15

Income per share from discontinued hardware operations
- Basic	$0.02	$0.02	$0.04

- Diluted	$0.02	$0.02	$0.04

Net income (loss) per share
- Basic	$(0.60)	$0.05	$0.19

- Diluted	$(0.60)	$0.05	$0.19

Weighted average shares of common stock outstanding
- Basic	23,729	22,659	19,684
- Diluted	23,729	24,453	20,294

See accompanying notes to these consolidated financial statements.

Pharmacopeia, Inc.

Consolidated Statements of Stockholders' Equity

(in thousands)

	Common Stock			Treasury Stock
							Unrealized gain (loss) on marketable securities
	Number of shares	Amount	Additional paid-in capital	Number of shares	Amount	Accumulated deficit		Cumulative Translation adjustment	Total Stockholders' Equity
Balance at December 31, 1998	19,121	$1	$145,499	—	$—	$(72,820)	$—	$(463)	$72,217
Comprehensive income (loss): Net income						3,771			3,771
Change in translation adjustment								(478)	(478)
Change in unrealized gain (loss) on marketable securities							(127)		(127)

Comprehensive income									3,166
Issuance of common stock for exercise of stock options and warrants	886	—	1,762						1,762
Issuance of common stock in employee stock purchase plan	100	—	767						767
Issuance of common stock for 401(k) matching	76	—	834						834

Balance at December 31, 1999	20,183	1	148,862	—	—	(69,049)	(127)	(941)	78,746
Comprehensive income (loss):
Net income						1,175			1,175
Change in translation adjustment								541	541
Change in unrealized gain (loss) on marketable securities							2,122		2,122

Comprehensive income									3,838
Issuance of common stock in private placement, net	1,860	1	110,149						110,150
Issuance of common stock in connection with business acquisition	19	—	1,199						1,199
Issuance of common stock for exercise of stock options and warrants	1,259	—	14,017						14,017
Issuance of common stock in employee stock purchase plan	62	—	1,044						1,044
Issuance of common stock for 401(k) matching	28	—	873						873

Balance at December 31, 2000	23,411	2	276,144	—	—	(67,874)	1,995	(400)	209,867
Comprehensive income (loss):
Net loss						(14,320)			(14,320)
Change in translation adjustment								(514)	(514)
Change in unrealized gain (loss) on marketable securities							(1,137)		(1,137)

Comprehensive loss									(15,971)
Acquisition of treasury stock				113	(1,316)				(1,316)
Issuance of common stock for exercise of stock options	380	—	2,739						2,739
Issuance of common stock in employee stock purchase plan	91	—	1,308						1,308
Issuance of common stock for 401(k) matching	74	—	1,362						1,362

Balance at December 31, 2001	23,956	$2	$281,553	113	$(1,316)	$(82,194)	$858	$(914)	$197,989

See accompanying notes to these consolidated financial statements

Pharmacopeia, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14,320)	$1,175	$3,771
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation	5,645	5,314	5,431
Amortization	16,151	8,860	2,237
Contribution of stock to 401(k) members	1,362	873	834
Write-off of in-process research and development	—	8,740	—
Changes in assets and liabilities:
Trade receivables	(4,018)	(8,923)	(3,529)
Other current assets	(294)	(748)	(13)
Other assets	372	173	(324)
Accounts payable	1,369	(1,218)	(1,679)
Accrued liabilities	(5,312)	(311)	(3,018)
Deferred revenue	958	6,403	(915)
Other	—	1,203	(236)

Net cash provided by operating activities	1,913	21,541	2,559
CASH FLOWS FROM INVESTING ACTIVITES
Capital expenditures	(4,864)	(4,176)	(3,093)
Purchases of marketable securities	(164,051)	(133,241)	(66,513)
Proceeds from sales of marketable securities	171,796	89,536	58,746
Acquisition of businesses, net of cash acquired	(3,855)	(45,084)	—
Acquisition of distribution rights and joint venture interest	—	—	(10,566)
Increase in capitalized software development costs	(3,537)	(1,956)	(1,730)

Net cash used in investing activities	(4,511)	(94,921)	(23,156)
CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from issuance of common stock	4,048	125,210	2,529
Purchases of treasury stock	(1,316)	—	—
Principal payments on notes payable	(95)	(320)	(1,311)

Net cash provided by financing activities	2,637	124,890	1,218
Exchange rate effect on cash and equivalents	(498)	683	(327)

Net increase (decrease) in cash and equivalents	(459)	52,193	(19,706)
Cash and equivalents, beginning of period	69,350	17,157	36,863

Cash and equivalents, end of period	$68,891	$69,350	$17,157

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$30	$21	$81

Income taxes	$1,007	$503	$395

See accompanying notes to these consolidated financial statements.

Pharmacopeia, Inc.

Notes to Consolidated Financial Statements

1. Organization and Description of Business

        Pharmacopeia designs, develops, markets and supports science- and technology-based products and services intended to improve and accelerate the processes of drug discovery and chemical development. The Company's Software Segment, Accelrys Inc. ("Accelrys") provides molecular modeling and simulation, bioinformatics and cheminformatics software solutions and related consulting services that facilitate the discovery and development of new drug and chemical products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries. The Company's Drug Discovery Services Segment provides drug discovery services to pharmaceutical and biotechnology companies based on proprietary combinatorial chemistry, high-throughput screening and Accelrys technologies.

2. Significant Accounting Policies

Principles of Consolidation

        These consolidated financial statements include the accounts of Pharmacopeia and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual future results could differ from those estimates.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company invests its cash with major financial institutions in money market funds, U.S. Treasury securities and other investment grade securities such as prime-rated commercial paper.

Marketable Securities

        Marketable securities consist of fixed-income investments with an original maturity of greater than three months such as US Treasury securities, obligations of US Government agencies and other investment grade securities such as prime-rated commercial paper and corporate bonds. The Company applies Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) to its investments in marketable securities. The Company's marketable securities are classified as available-for-sale and are recorded at estimated fair value with unrealized gains or losses reported in accumulated comprehensive income in stockholders' equity.

        Included in accumulated comprehensive income as of December 31, 2001 and 2000 is $0.4 and $1.9 million, respectively, of unrealized gain on an investment in the common stock of an unrelated, publicly-traded corporation. The Company included this investment in other current assets.

        At December 31, 2001, marketable securities consisted of the following (in thousands):

	Amortized Cost	Market Value	Unrealized Gain
US Treasury securities and obligations of US Government agencies	$45,020	$45,315	$295
US Corporate debt securities	41,421	41,622	201

	$86,441	$86,937	$496

        At December 31, 2000, marketable securities consisted of the following (in thousands):

	Amortized Cost	Market Value	Unrealized Gain
US Treasury securities and obligations of US Government agencies	$59,627	$59,732	$105
US Corporate debt securities	36,044	36,096	52

	$95,671	$95,828	$157

        Available-for-sale marketable securities by contractual maturity at December 31, 2001 are as follows (in thousands):

Due within one year	$58,783
Due after one year through two years	28,154

$86,937

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

Software Development Costs

        The Company capitalizes software development costs in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Such costs are stated at the lower of cost or net realizable value. Capitalized software costs are comprised of costs incurred in the development of new software products and enhancements to existing software products after technological feasibility has been established. The Company amortizes capitalized costs over the estimated product life, not to exceed three years from the date on which the product is available for general release.

Research and Development Costs

        All research and development costs not subject to capitalization under SFAS 86 are charged to operations as incurred.

Impairment of Long-Lived Assets

        The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of these assets exceeds the future undiscounted cash flows attributable to these assets. The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying value of the asset over the asset's fair value or discounted estimates of future cash flows. The Company has identified no such impairment losses as of December 31, 2001.

Foreign Currency Translation

        The Company translates certain of its accounts and the financial statements of its foreign operations in accordance with SFAS No. 52, "Foreign Currency Translation" ("SFAS 52"). The financial statements of the Company's international operations are translated into US dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of comprehensive income (loss) within stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statement of operations.

Concentrations of Risk

        Many of the Company's software products operate primarily on the Silicon Graphics version of the Unix operating system. Any disruption of supply could cause a temporary adverse effect in the Company's revenues while its software is ported to alternative systems.

        In 2001 and 2000, one of the Company's Drug Discovery Services customers accounted for 11% of consolidated revenue. In 1999 this customer accounted for 12% of consolidated revenue.

        The Company's international sales are generally denominated in foreign currencies. Conversion of foreign-denominated receivables into US dollars could have a material adverse effect on the Company's results of operations. The Company conducts business in Europe and in the Asia/Pacific region, primarily in Japan. Any significant decline in the economies or the value of the currencies in these regions could have a material adverse impact on the Company.

Revenue Recognition

        The Company recognizes revenue from licenses of computer software provided that the customer has signed a non-cancelable license agreement, the software and related documentation has been shipped, no material uncertainties regarding customer acceptance exist, collection of the resulting receivable is deemed probable and no other significant obligations by the Company exist. Prepaid post-contract support and maintenance ("PCS") revenue bundled with software license agreements is unbundled using objective, vendor specific evidence. PCS revenue is recognized pro-rata over the related service period, which is generally one year. Revenue generated from consulting, training and software customization sold separately from license agreements is recognized as the services are performed.

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

        Under certain circumstances, the Company sold computer hardware to a licensee of the Company's software products. In these instances, the Company typically ordered the hardware from an unrelated vendor and recognized revenue upon shipment of the hardware to the licensee by the vendor. During 2001, the Company discontinued selling computer hardware to licensees. Accordingly, all revenues and expenses related to this operation have been included in income from discontinued hardware operations in the statement of operations for all years presented.

        Revenue from Drug Discovery Services is recognized primarily using the percentage-of-completion method. Accordingly, revenue is recognized as service deliverables are expended against a total research and development plan. Payments received prior to the completion of the related work are recorded as deferred revenue. Non-refundable payments are recognized as revenue only when they are not subject to future performance obligations. Otherwise, such payments are deferred and amortized into revenue over the term of the agreement.

Advertising Expense

        The cost of advertising is expensed as incurred. The Company incurred $1,114,000, $417,000, and $153,000 in advertising costs during 2001, 2000, and 1999, respectively.

Stock Based Compensation

        As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock option plans. Under APB 25, no compensation expense is recognized at the time of option grant because the exercise price of the Company's employee stock option equals the fair market value of the underlying common stock on the date of grant.

Net Income (Loss) Per Share

        The Company computes net income (loss) per share pursuant to SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of unvested restricted common shares and incremental common shares issuable upon the exercise of stock options, are included in diluted net income (loss) per share to the extent these shares are dilutive.

        The following table sets forth the computation of basic and diluted net income (loss) per share as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2001	2000	1999
Numerator:
Net income (loss):	$(14,320)	$1,175	$3,771

Denominator:
Weighted average shares outstanding and Denominator for basic earnings per share	23,729	22,659	19,684
Effect of dilutive securities:
Employee stock options	—	1,794	610

Denominator for diluted earnings per share	23,729	24,453	20,294
Net income (loss) per share:
Basic	$(0.60)	$0.05	$0.19

Diluted	$(0.60)	$0.05	$0.19

        Dilutive common stock equivalents would include the dilutive effects of common stock options, warrants for common stock equivalents, and restricted stock that has not yet fully vested. Potentially dilutive common stock totaled approximately 2,843,000, 626,000, and 1,640,000 shares for the years ended December 31, 2001, 2000, and 1999 respectively. Potentially dilutive common stock was excluded from the 2001 diluted earnings per share denominator because of their anti-dilutive effect.

Comprehensive Income (Loss)

        The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, and unrealized gains and losses on investments shall be reported, net of their related tax effect, to arrive at comprehensive loss. The Company's net income (loss) and its total comprehensive income (loss) are included in the statement of stockholders' equity.

Effect of New Accounting Standards

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, adoption of SFAS 142 is required effective January 1, 2002. The Company plans to adopt SFAS 142 effective January 1, 2002 at which time goodwill and intangible assets will be reviewed for impairment by comparing the carrying value to the fair market value of such assets. Additionally, the Company expects to reclassify $1.8 million of intangibles to goodwill, and expects amortization expense to be reduced by $9.0 million to $5.8 million annually, based on the non-amortizable goodwill and the remaining amortizable intangible assets. The Company does not expect the adoption of SFAS 142 to result in any impairment to the carrying value of goodwill and intangible assets.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Additionally, SFAS 144 promulgates criteria for reporting discontinued operations. This pronouncement is effective for financial statements beginning after December 15, 2001 with early application encouraged. The Company adopted SFAS 144 in the fourth quarter of 2001, and accordingly determined that the discontinuation of the re-sale of computer hardware in the fourth quarter of 2001 qualified as discontinued operations. As such, the revenues net of expenses related to the re-sale of computer hardware have been included in the statement of operations as income from discontinued hardware operations for all periods presented.

Reclassifications

        Certain amounts in prior periods have been reclassified to conform with current period presentation.

3. Business Combinations

Acquisition of Synomics Limited

        On June 29, 2001, the Company acquired Synomics Limited ("Synomics"), a UK-based company providing middleware technology and consulting expertise. The Company paid $4.0 million for Synomics, consisting of $3.5 million cash and $0.5 million in transaction costs.

        The acquisition has been accounted for by the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values. The purchase price was allocated $0.3 million to net tangible assets (including cash acquired of $0.1 million) and $3.7 million to goodwill and other intangibles. The goodwill is being amortized over five years. The operating results of Synomics have been included in the Company's results of operations since the acquisition date.

Acquisition of Synopsys Scientific Systems Limited

        On February 29, 2000, the Company acquired Synopsys Scientific Systems Limited ("Synopsys"), a UK-based company providing chemical database software, chemical data content, and system integration services to the pharmaceutical, biotechnology and chemical industries. The Company paid $25.6 million for Synopsys, consisting of $23.7 million in cash, $0.7 million in transaction costs, and 19,142 shares of the Company's common stock valued at $1.2 million.

        The acquisition has been accounted for by the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values. Based on an independent valuation, the Company recorded a first quarter 2000 charge of $6.4 million related to the write-off of the portion of the purchase price that was allocated to in-process research and development. The remainder of the purchase price was allocated as follows: $0.3 million to net tangible assets (including cash acquired of $0.5 million), $3.0 million to developed software, $3.4 million to customer lists and other identified intangible assets, and $12.5 million to goodwill. The developed software is being amortized over three years within cost of revenues, the customer lists and other identified intangible assets are being amortized over three years within selling, general, and administrative expenses, and initially the goodwill, pending the adoption of SFAS 142, is being amortized over five years. The operating results of Synopsys have been included in the Company's results of operations since the acquisition date.

Acquisition of the software subsidiaries of Oxford Molecular Group, Plc

        On September 6, 2000, the Company acquired the software subsidiaries of Oxford Molecular Group Plc (the "Software Subsidiaries"). The acquired assets of the Software Subsidiaries, constituting plant, equipment, or other physical property were used by the Software Subsidiaries in the design and marketing of bioinformatics and cheminformatics products for the pharmaceutical, biotechnology, and chemical industries. The Company intends to use these assets in the same manner in which they were used prior to the acquisition.

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

        Based on an independent valuation, the Company recorded a third quarter 2000 charge of $2.3 million related to the write-off of the portion of the purchase price that was allocated to in-process research and development. The remainder of the purchase price was allocated as follows: $5.3 million to net liabilities (net of cash acquired of $0.2 million), $11.7 million to developed software, $2.1 million to customer lists and other identified intangible assets, and $21.3 million to goodwill. The developed software is being amortized over three years within cost of revenues, the customer lists and other identified intangible assets are being amortized over three years within selling, general and administrative expenses, and initially the goodwill, pending the adoption of SFAS 142, is being amortized over five years. The operating results of the Software Subsidiaries have been included in the Company's results of operations since the acquisition date.

        The Company has included $8.4 million and $10.4 million in accrued liabilities for closure of identified facilities, termination and relocation of employees, and contractual holdbacks as of December 31, 2001 and 2000, respectively. Such accruals were recorded at the time of acquisition based on plans established at that time. During 2001, the Company charged $2.5 million against the 2000 accrual for exit, involuntary employee termination, and relocation costs. In connection with the 2001 acquisition of Synomics, the Company accrued $0.5 million for involuntary employee termination and relocation costs. There have been no adjustments of these accruals to date.

Pro Forma Consolidated Results of Operations

        Assuming that the acquisition of Synopsys, the Software Subsidiaries and Synomics had occurred on January 1 of the respective years, the pro forma consolidated results of operations would be as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2001	2000
Total revenue	$122,682	$131,494
Net loss	$(18,614)	$(23,911)
Net loss per share:
Basic	$(0.78)	$(1.06)
Diluted	$(0.78)	$(1.06)

        The pro forma revenue amounts exclude revenue from the discontinued hardware operations. The 2000 pro forma results of operations do not give effect to the write-off of allocated in-process research and development of $8.7 million.

Discontinued Acquisitions

        In March 2001 and January 2002, the Company decided to discontinue pursuits of two separate potential acquisitions. Accumulated costs related to these potential acquisitions were expensed during the first and fourth quarters of 2001, respectively, in the total amount of $2,985,000.

4. Composition of Certain Financial Statement Captions

        Property and equipment consist of the following (in thousands):

	December 31,
	2001	2000
Laboratory equipment	$11,501	$10,617
Furniture, fixtures and equipment	5,977	5,744
Computers and software	16,409	13,112
Leasehold improvements	6,955	6,756
Other	610	752

	41,452	36,981
Accumulated depreciation and amortization	(29,726)	(24,600)

Property and equipment, net	$11,726	$12,381

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2001	2000
Payroll and other compensation	$10,508	$13,167
Royalties	1,731	1,088
Merger related and restructuring costs	8,158	10,360
Taxes	4,843	5,685
Other	3,644	3,280

	$28,884	$33,580

5. Income Taxes

        The Company accounts for income taxes using the liability method. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial carrying amounts and the tax basis of existing assets and liabilities.

        Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$30,224	$33,449
Unused tax credits	914	914
Fixed assets	698	—
Accruals and reserves	12,037	5,225

Gross deferred tax asset	43,873	39,588
Deferred tax liabilities:
Tax basis differences for intangible assets	6,137	8,586

Net asset before valuation allowance	37,736	31,002
Valuation allowance	(37,736)	(31,002)

Net deferred tax asset	$—	$—

        As of December 31, 2001, approximately $1,910,000 of the valuation allowance for deferred tax assets relates to pre-acquisition tax deductions which, to the extent recognized, will result in a reduction of goodwill.

        Pretax income (loss) from the Company's domestic operations totaled approximately $(12,764,000), $560,000 and $838,000 in 2001, 2000 and 1999, respectively. Pretax income from the Company's foreign operations totaled approximately $(668,000), $1,870,000 and $3,433,000 in 2001, 2000 and 1999, respectively.

        The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2001	2000	1999
Current:
Federal	$—	$—	$50
State	183	329	70
Foreign	705	926	380

Total	$888	$1,255	$500

        The following reconciles income taxes computed at the US statutory federal tax rate to the provision for income taxes (in thousands):

	Years Ended December 31,
	2001	2000	1999
Tax expense (benefit) at US statutory rate	$(4,710)	$826	$1,495
State income taxes, net of federal income tax benefit	(766)	329	70
Nondeductible merger costs	3,056	5,031	—
Foreign taxes	1,852	183	380
Alternative minimum tax	—	—	50
Change in valuation allowance and other	1,456	(5,114)	(1,495)

Provision for income taxes	$888	$1,255	$500

        As of December 31, 2001, the Company has US federal net operating loss carryforwards of approximately $73 million, and credit carryforwards of approximately $1 million. The US federal net operating losses and credits begin to expire in 2008 through 2021, if not fully utilized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. A portion of the net operating losses relate to stock option deductions which will result in an increase to paid-in capital and a decrease in income taxes payable at such time that the tax benefit is realized.

        A portion of the Company's US federal net operating loss carryforwards that relate to the acquired companies may be subject to annual usage limitations under Section 382.

6. Stock Plans

        The Company has four Stock Plans, including the 1994 Incentive Stock Plan, the 1995 Employee Stock Purchase Plan, the 1995 Director's Option Plan, and the 2000 Stock Option Plan.

        In accordance with the 1994 Incentive Stock Plan (the "Plan"), the Company may grant up to 4,700,000 shares of both incentive or non-qualified stock options or stock purchase rights to officers, directors, employees, sales representatives, and consultants of the Company. The term of each incentive and non-qualified stock option and stock purchase right is generally ten years. Vesting generally occurs over a period of not greater than five years. At December 31, 2001, there were 150,000 shares available for future grants under the 1994 Incentive Stock Plan.

        In 1995, the Company adopted the 1995 Employee Stock Purchase Plan ("ESPP") under Section 423 of the Internal Revenue Code. A total of 750,000 shares of common stock are reserved for offering under the ESPP. In 2001, 91,000 shares of common stock were purchased at prices ranging from $12.61 to $17.00 per share. At December 31, 2001, there were 440,000 shares available for future purchase under the ESPP.

        In accordance with the 1995 Director's Option Plan, the Company may grant up to 300,000 options to purchase shares of common stock to non-employee members of the Board. The exercise price of the stock options shall be equal to the fair market value per share of common stock on the option grant date. Each option has a term of ten years from the option grant date and shall become exercisable in a series of three equal and successive annual installments. In 2001, 30,000 options were granted at an exercise price of $19.91. At December 31, 2001, there were 122,000 shares available for future grants under the Director's Option Plan.

        In accordance with the 2000 Stock Option Plan, the Company may grant up to 1,500,000 shares of non-qualified stock option or stock purchase rights to employees and consultants of the Company. The term of each non-qualified stock option and stock purchase right is ten years. In 2001, 1,215,000 options were granted at exercise prices ranging from $11.67 to $28.31. Vesting generally occurs over a period of not greater than five years. At December 31, 2001, there were 116,000 shares available for future grants under the 2000 Stock Option Plan.

        The Company applies APB 25 in accounting for its stock option programs described above. The exercise price under the option plans equals or exceeds the fair market value of the common shares on the date of grant, and, accordingly, no compensation cost has been recognized under the provisions of APB 25. SFAS 123 requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options and warrants granted subsequent to December 31, 1994 and shares of common stock purchased by employees in connection with the ESPP ("equity awards") under the fair value method of SFAS 123. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000, and 1999, respectively: risk-free interest rates of 4.8%, 5.2%, and 6.5%; expected volatility of 94%, 108%, and 111%; expected option life of 6.8, 5.9, and 4.9 years from vesting and an expected dividend yield of 0.0%.

        For purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. The Company's pro forma income (loss) and per share information is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2001	2000	1999
Net income (loss):
As reported	$(14,320)	$1,175	$3,771
Pro forma	(31,899)	(16,823)	(6,619)
Basic net income (loss) per common share:
As reported	$(0.60)	$0.05	$0.19
Pro forma	(1.34)	(0.74)	(0.34)
Diluted net income (loss) per common share:
As reported	$(0.60)	$0.05	$0.19
Pro forma	(1.34)	(0.74)	(0.34)

        A summary of the Company's stock option activity and weighted average exercise prices follows (in thousands, except per share amounts):

	Years Ended December 31,
	2001		2000		1999
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	3,383	$23.33	3,664	$10.73	3,725	$9.54
Granted	2,282	15.48	1,460	42.53	1,270	9.27
Exercised	(384)	7.03	(1,259)	10.93	(886)	2.70
Expired	(403)	23.02	(482)	19.04	(445)	13.44

Outstanding at end of year	4,878	21.46	3,383	23.33	3,664	10.73

Exercisable at end of year	1,679		1,223		1,739

Weighted average fair value of options granted during the year		$18.75		$35.83		$8.65

        A summary of stock options outstanding and exercisable as of December 31, 2001, follows (in thousands, except per share amounts):

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.38 — $10.00	724	6.6	$7.96	492	$7.52
$10.01 — $15.00	1,492	8.9	11.88	311	11.72
$15.01 — $20.00	1,056	8.0	18.03	339	17.38
$20.01 — $40.00	577	8.4	25.50	144	25.45
$40.01 — $85.00	1,029	8.3	46.11	393	46.63

$0.38 — $85.00	4,878	8.2	$21.46	1,679	$20.99

7. Deferred Compensation and Retirement Savings Plans

        The Company has an employee savings and retirement plan (the "401(k) Plan") and a deferred compensation plan for certain highly compensated employees.

        The 401(k) Plan is intended to be a tax-qualified plan covering substantially all employees. Under the terms of the 401(k) Plan, employees may elect to contribute up to 20% of their compensation, or the statutory prescribed limit, if less. As part of this plan employees may elect to invest in the stock of the Company. The Company may, at its discretion, match employee contributions up to a maximum of 3% of the employee's compensation. Employer contributions, made up entirely of Company common stock, totaled $1,362,000, $873,000, and $834,000 for the years ended December 31, 2001, 2000, and 1999.

        The Deferred Compensation plan was established in fiscal 2000 and permits selected employees to defer a portion of their compensation (not to exceed 90%). Contributions to this plan are held in a trust account and are invested at the participant's discretion in marketable debt and equity securities. These investments are reflected in other assets on the balance sheet and total $510,000 and $226,000 as of December 31, 2001 and 2000, respectively.

8. Segment information

        The Company operates in two industry segments. The Company's Software Segment, Accelrys, provides molecular modeling and simulation, bioinformatics and cheminformatics software, and related consulting services that facilitates the discovery and development of new drug and chemical products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries. The Company's Drug Discovery Services Segment provides drug discovery services to pharmaceutical and biotechnology companies based on proprietary combinatorial chemistry, high-throughput screening, and Accelrys technologies.

        Summarized financial information concerning the industry segments and geographic revenues follows (in thousands):

	Years Ended December 31,
	Software	2001 Drug Discovery Services	Total	Software	2000 Drug Discovery Services	Total	Software	1999 Drug Discovery Services	Total
Revenues:
Software license, service, and other	$95,107	$—	$95,107	$75,401	$—	$75,401	$60,943	$—	$60,943
Drug Discovery Services	—	27,196	27,196	—	39,035	39,035	—	34,581	34,581

Total revenues	$95,107	$27,196	$122,303	$75,401	$39,035	$114,436	$60,943	$34,581	$95,524

Depreciation and amortization	$18,899	$2,897	$21,796	$10,764	$3,410	$14,174	$3,798	$3,870	$7,668
Operating income (loss) from continuing operations(1)	$(11,477)	$(8,473)	$(19,950)	$(6,995)	$(267)	$(7,262)	$7,699	$(8,371)	$(672)
Capital expenditures	$3,561	$1,303	$4,864	$2,365	$1,811	$4,176	$1,173	$1,920	$3,093
Total assets (2)	$119,538	$150,860	$270,398	$119,386	$165,380	$284,766	$59,985	$66,274	$126,259
Revenues (3)
US			$76,629			$75,673			$64,595
Europe			29,659			23,366			20,841
Asia-Pacific			16,015			15,397			10,088

Total			$122,303			$114,436			$95,524

(1)
Includes $8.7 million of write-offs of in process research and development in 2000.

(2)
Includes cash and cash equivalents of $14,614 and $142,042 at Software and Drug Discovery Services, respectively, in 2001; $18,242 and $146,721 at Software and Drug Discovery Services, respectively, in 2000; and $21,508 and $47,524 at Software and Drug Discovery Services, respectively in 1999.

(3)
Revenue in the U.S. category includes export revenue from Drug Discovery Services and Software. Export revenues from the US to Europe totaled $15,081, $15,953 and, $5,485 in 2001, 2000 and 1999, respectively; and export revenues to Asia-Pacific totaled $2,371, $1,170, and, $1,969 in 2001, 2000 and 1999, respectively.

9. Commitments and Contingencies

Operating Leases

        The Company has several operating leases or sub-leases for office and laboratory space, which expire at various dates through 2027. The leases for the Company's primary facilities in Cambridge, UK; CA and NJ, USA, provide generally for scheduled rent increases, options to extend the leases with certain changes to the terms of the lease agreement, and refurbishment allowances. Rent expense under operating leases for 2001, 2000, and 1999 was approximately $6,592,000, $5,741,000, and $4,803,000, respectively.

        Future minimum lease commitments at December 31, 2001 are as follows (in thousands):

2002	$6,267
2003	6,276
2004	6,249
2005	5,912
2006	3,520
Thereafter	24,883

$53,107

Royalties

        The Company pays royalties to approximately thirty-five partners for worldwide licenses to enhance and market certain software developed at universities, corporations and other institutions. A majority of the royalty agreements are long term or perpetual in nature and the royalty obligations thereunder are generally based on a percentage of revenues derived from certain software licenses plus associated revenues from post-contract support and maintenance. The royalty agreements require quarterly payments and generally do not limit the maximum royalty amount under the agreement. Certain agreements contain provisions for quarterly and annual minimum royalty payments that total approximately $577,000 on an annual basis. In 2001, 2000, and 1999 the Company incurred related royalty expense of $3.0 million, $2.2 million, and $2.3 million, respectively. Based on existing royalty agreements, the Company expects to continue to incur about these levels of annual future royalty obligations.

        Additionally, the Company has a license agreement that grants to the Company an exclusive, worldwide license to certain technology for making and using combinatorial chemical libraries. The agreement requires the Company to pay annual license fees and certain royalties. In 2001, 2000, and 1999 the Company paid related royalties and license fees of $225,000, $236,000, and $100,000, respectively.

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

10. Selected Quarterly Financial Information (unaudited)

        The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000 (in thousands, except per share amounts):

	2001
	March 31,	June 30,	Sept. 30,	Dec. 31,
Revenues	$25,563	$27,218	$28,500	$41,022
Cost of revenues	$9,790	$9,536	$9,906	$10,225
Income (loss) from continuing operations	$(5,875)	$(5,632)	$(5,930)	$2,696
Net income (loss)	$(5,780)	$(5,408)	$(5,953)	$2,821
Per common share:
Income (loss) from continuing operations
- Basic	$(0.25)	$(0.24)	$(0.25)	$0.11
- Diluted	$(0.25)	$(0.24)	$(0.25)	$0.11
Net income (loss)
- Basic	$(0.25)	$(0.23)	$(0.25)	$0.12
- Diluted	$(0.25)	$(0.23)	$(0.25)	$0.12
	2000
	March 31,	June 30,	Sept. 30,	Dec. 31,
Revenues	$22,886	$26,127	$25,862	$39,561
Cost of revenues	$7,746	$8,340	$8,379	$9,536
Income (loss) from continuing operations	$(5,836)	$2,844	$(2,106)	$5,775
Net income (loss)	$(5,797)	$3,069	$(1,945)	$5,848
Per common share:
Income (loss) from continuing operations
- Basic	$(0.28)	$0.12	$(0.09)	$0.25
- Diluted	$(0.28)	$0.12	$(0.09)	$0.24
Net income (loss):
- Basic	$(0.27)	$0.13	$(0.08)	$0.25
- Diluted	$(0.27)	$0.12	$(0.08)	$0.24

11. Related Party Transactions

        A shareholder and member of the Company's Board of Directors is also a partner in the principal outside law firm that provides legal services to the Company. For the years ended December 31, 2001, 2000, and 1999 the Company expended a total of $2,192,000, $1,015,000, and $482,000 in fees related to services provided by such firm.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item concerning the Company's directors and executive officers, other than as set forth in Item 4A, is incorporated by reference from the Company's Proxy Statement (the "Proxy Statement") related to the 2002 Annual Meeting of Stockholders to be held on May 8, 2002.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1)    Financial Statements

        The following Consolidated Financial Statements are included:

        Report of Independent Auditors

        Consolidated Balance Sheets as of December 31, 2001 and 2000

        Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

        Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

        Notes to Consolidated Financial Statements

  (a)(2)    Financial Statement Schedules

    Schedule II—Valuation and Qualifying Accounts (in thousands)

		Additions
DESCRIPTION	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Deducted from receivables:
Allowance for doubtful accounts
Year ended December 31, 1999	609	311	3	(1)	299	(3)	624
Year ended December 31, 2000	624	564	1,673	(2)	556	(3)	2,305
Year ended December 31, 2001	2,305	315	—		1,706	(3)	914

(1)
Represents amounts charged to foreign currency translation adjustment.

(2)
$1,664 represents amount from acquisitions, $9 represents amounts charged to foreign currency translation adjustment.

(3)
Represents write-offs, net of recoveries.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

  (a)(3)    Exhibits:

3.1		Restated Certificate of Incorporation of the Registrant (incorporated by Reference to Exhibit 3.1 to the Company's Report on Form 10-K for the year ended December 31, 1996).
3.3		Bylaws of the Registrant, as amended (incorporated by Reference to Exhibit 3.3 to the Company's Report on Form 10-K for the year ended December 31, 1996).
3.3(a	)	Amendment to Bylaws of the Registrant dated July 31, 1997 (incorporated by Reference to Exhibit 3.3(a) to the Company's Report on Form 10-Q for the quarter ended September 30, 1997).
3.3(b	)*	Amendment to Bylaws of the Registrant dated January 17, 2002.
10.1#		Amended 1994 Incentive Stock Plan (incorporated by Reference to Exhibit 10.5 to the Company's Report on Form 10-K for the year ended December 31, 1995 (File Number 000-27188)).
10.1(a	)#	Amendment No. 1 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(a) to the Company's Report on Form 10-K for the year ended December 31, 2000).
10.1(b	)#	Amendment No. 2 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(b) to the Company's Report on Form 10-K for the year ended December 31, 2000).
10.1(c	)#	Amendment No. 3 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.5(a) to the Company's Report on Form 10-Q for the quarter ended June 30, 1997.
10.1(d	)#	Amendment No. 4 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(d) to the Company's Report on Form 10-K for the year ended December 31, 2000).
10.1(e	)#	Amendment No. 5 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(e) to the Company's Report on Form 10-K for the year ended December 31, 2000).
10.1(f	)#	Amendment No. 6 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(f) to the Company's Report on Form 10-K for the year ended December 31, 2000).

10.1(g	)#	Amendment No. 7 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(g) to the Company's Report on Form 10-K for the year ended December 31, 2000).
10.1(h	)#	Amendment No. 8 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.54 to the Company's Report on Form 10-Q for the quarter ended June 30, 2000).
10.2#		1995 Employee Stock Purchase Plan (incorporated by Reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Reg. No. 33-98246)).
10.2(a	)#	Amendment No. 1 to the Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2(a) to the Company's Report on Form 10-Q for the quarter ended March 31, 2001).
10.3#		1995 Director Option Plan (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Reg. No. 33-98246)).
10.3(a	)#	Amendment No. 1 to 1995 Director Option Plan (incorporated by reference to Exhibit 10.3(a) to the Company's report on form 10-K for the year ended December 31, 2000).
10.3(b	)#	Amendment No. 2 to the 1995 Director Option Plan (incorporated by reference to Exhibit 10.3(b) to the Company's report on Form 10-Q for the quarter ended March 31, 2001).
10.4+
Research, License, and Royalty Agreement, dated as of February 15, 1995, between Pharmacopeia and Berlex Laboratories, Inc. (incorporated by Reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Reg. No. 33-98246) ).
10.4(a	)+
Amendment No. 1 to Research, License and Royalty Agreement between the Company and Berlex Laboratories, Inc. dated November 27, 1996 (incorporated by Reference to Exhibit 10.9(a) to the Company's Report on Form 10-Q for the quarter ended June 30, 1997).
10.4(b	)+
Amendment No. 2 to Research, License and Royalty Agreement between the Company and Berlex Laboratories, Inc. dated June 30, 1997 (incorporated by Reference to Exhibit 10.9(b) to the Company's Report on Form 10-Q for the quarter ended June 30, 1997).
10.4(c	)+
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
10.6+
Collaboration Agreement, dated as of December 22, 1994, between Pharmacopeia and Schering Corporation and Schering-Plough, Ltd. (incorporated by Reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Reg. No. 33-98246) ).
10.6(a	)+
Amendment No. 2 to Collaboration Agreement and Random Library Agreement between the Company and Schering Corporation and Schering-Plough, Ltd. dated as of April 22, 1996 (incorporated by Reference to Exhibit 10.11(b) to the Company's Report on Form 10-Q for the quarter ended June 30, 1997).
10.6(b	)+
Amendment No. 3 to Collaboration Agreement and Random Library Agreement between the Company and Schering Corporation and Schering-Plough, Ltd. dated as of April 21, 1997 (incorporated by Reference to Exhibit 10.11(c) to the Company's Report on Form 10-Q for the quarter ended June 30, 1997).

10.7+
Random Library Agreement, dated as of December 22, 1994, between Pharmacopeia and Schering Corporation and Schering-Plough, Ltd. (incorporated by Reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Reg. No. 33-98246) ).
10.8		Lease Agreement between Pharmacopeia and Eastpark at 8A (incorporated by Reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Reg. No. 33-98246)).
10.8(a	)
Amendment dated as of January 22, 1996 to Lease Agreement between Pharmacopeia and Eastpark at 8A (incorporated by reference to Exhibit 10.13(a) to the Company's Report on Form 10-K for the year ended December 31, 1995 (File Number 000-27188) ).
10.8(b	)
Third Amendment to Lease Agreement dated March 31, 1996 between Pharmacopeia and Eastpark at 8A (incorporated by reference to Exhibit 10.13(b) to the Company's Report on Form 10-Q for the quarter ended June 30, 1996).
10.9#
Employment Agreement dated as of February 26, 2001 between the Company and Joseph A. Mollica, Ph.D (incorporated by reference to the Company's Report on form 10-K for the year ended December 31, 2000).
10.10#
Employment Agreement, dated June 3, 1993, between the Company and John J. Baldwin, Ph.D (incorporated by Reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Reg. No. 33-98246)).
10.11#
Employment Agreement, dated June 20, 1996, between the Company and Stephen A. Spearman, Ph.D (incorporated by reference to Exhibit 10.32 to the Company's Report on Form 10-Q for the quarter ended September 30, 1996).
10.12+
Collaboration and License Agreement between Pharmacopeia, Inc. and Bristol-Myers Squibb Company dated November 26, 1997 (incorporated by reference to Exhibit 10.34 to the Company's Report on Form 10-K/A-2 for the year ended December 31, 1997).
10.13+
Collaboration and License Agreement, dated as of October 29, 1998, between Pharmacopeia, Inc. and Schering-Plough Ltd. (incorporated by reference to Exhibit 10.43 to the Company's Report on Form 10-K for the year ended December 31, 1998).
10.14+
Collaboration and License Agreement, dated as of October 29, 1998, between Pharmacopeia, Inc. and Schering Corporation (incorporated by reference to Exhibit 10.44 to the Company's Report on Form 10-K for the year ended December 31, 1998).
10.15
Guarantee, dated as of October 29, 1998, between Pharmacopeia, Inc. and Schering-Plough Corporation (incorporated by reference to Exhibit 10.45 to the Company's Report on Form 10-K for the year ended December 31, 1998).
10.16
Lease dated November 12, 1998 between Molecular Simulations Inc. and San Diego Tech Center, LLC (incorporated by reference to Exhibit 10.47 to the Company's Report on Form 10-K for the year ended December 31, 1998).
10.17#		Form of Indemnity Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.48 to the Company's Report on Form 10-K for the year ended December 31, 1998).
10.18
Lease Agreement, dated May 1, 1999, between Pharmacopeia and South Brunswick Rental I, LTD (incorporated by reference to Exhibit 10.49 to the Company's Report on Form 10-Q for the quarter ended June 30, 1999).

10.19
Amendment No. 1, effective April 15, 1999, to Collaboration and License Agreements, dated as of October 29, 1998, between Pharmacopeia, Inc., Schering-Plough Ltd. And Schering Corporation (incorporated by reference to Exhibit 10.50 to the Company's Report on Form 10-K for the year ended December 31, 1999).
10.20+
Amendment No. 2, effective October 1, 1999, to Collaboration and License Agreements, dated as of October 29, 1998, between Pharmacopeia, Inc., Schering-Plough Ltd. and Schering Corporation (incorporated by reference to Exhibit 10.51 to the Company's Report on Form 10-K for the year ended December 31, 1999).
10.21		Pharmacopeia, Inc. 2000 Stock Option Plan (incorporated by reference to the Company's Report on form 10-K for the year ended December 31, 2000).
10.22#		Pharmacopeia, Inc. Executive Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.52 to the Company's Report on Form 10-Q for the quarter ended March 31, 2000).
10.23
Form of Stock Purchase Agreement, dated as of March 8, 2000, among the company and the investors set forth therein (incorporated by reference to Exhibit 10.53 to the Company's Report on Form 10-Q for the quarter ended March 31, 2000.)
10.24#
Consulting Agreement for Founding Members of the Pharmacopeia, Inc. Scientific Advisory Board, between Pharmacopeia, Inc. and Paul A. Bartlett (incorporated by reference to the Company's Report on form 10-K for the year ended December 31, 2000).
10.25#		Employment Agreement dated May 1, 2001 between the Company and Michael R. Stapleton (incorporated by reference to the Company's Report on form 10-Q for the quarter ended September 30, 2001).
10.26#		Employment Agreement dated October 1, 2001 between the Company and Bruce C. Myers (incorporated by reference to the Company's Report on form 10-Q for the quarter ended September 30, 2001).
10.26(a	)#*	Amendment dated December 28, 2001 to Employment Agreement between the Company and Bruce C. Myers.
10.27
Lease Agreement dated July 29, 2001 among the Masters, Fellows and Scholars of Trinity College, Cambridge, Accelrys Limited, and Accelrys Inc. and Trinity College (CJP) Limited (incorporated by reference to the Company's Report on form 10-Q for the quarter ended September 30, 2001).
10.28††*		Collaboration and License Agreement dated February 25, 2002 between the Company and N.V. Organon.
21.1*		Subsidiaries of Pharmacopeia, Inc.
23.1*		Consent of Ernst & Young LLP, Independent Auditors.
24.1*		Powers of Attorney (See signature page)

+
Confidential treatment granted.

††
Confidential treatment requested.

#
Represents a management contract or compensatory plan or arrangement.

*
Filed herewith

(b)
Reports on Form 8-K

  (i)
  Current report on Form 8-K filed November 8, 2001 reported under Item 7 relating to required financial statements and pro forma financial information of Synopsys Scientific Systems Limited.

(c)
Exhibits

        See Item 14 (a)(3) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACOPEIA, INC.
By:	/s/ BRUCE C. MYERS Bruce C. Myers Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 25, 2002

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ JOSEPH A. MOLLICA, PH.D. Joseph A. Mollica, Ph.D.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 25, 2002
/s/ BRUCE C. MYERS Bruce C. Myers	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2002
/s/ FRANK BALDINO, JR. Frank Baldino, Jr.	Director	March 25, 2002
/s/ PAUL A. BARTLETT, PH.D. Paul A. Bartlett, Ph.D.	Director	March 25, 2002
/s/ GARY E. COSTLEY, PH.D. Gary E. Costley, Ph.D.	Director	March 25, 2002
/s/ RICARDO B. LEVY, PH.D. Ricardo B. Levy, Ph.D.	Director	March 25, 2002
/s/ JAMES J. MARINO James J. Marino	Director	March 25, 2002
/s/ CHARLES A. SANDERS, M.D. Charles A. Sanders, M.D.	Director	March 25, 2002

        [Rest of Page intentionally left blank]

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PHARMACOPEIA, INC. AND SUBSIDIARIES 2001 Form 10-K Table of Contents
PART I
PHARMACOPEIA'S SOFTWARE SEGMENT—ACCELRYS
PHARMACOPEIA'S DRUG DISCOVERY SERVICES SEGMENT
RISKS ASSOCIATED WITH CONSOLIDATED INTERNATIONAL OPERATIONS
CONSOLIDATED RESEARCH AND DEVELOPMENT
CONSOLIDATED EMPLOYEES
IMPORTANT RISK FACTORS REGARDING FORWARD LOOKING STATEMENTS
CONSOLIDATED SEGMENT INFORMATION
PART II
REPORT OF INDEPENDENT AUDITORS
Pharmacopeia, Inc. Consolidated Balance Sheets (in thousands, except per share data)
Pharmacopeia, Inc. Consolidated Statements of Operations (in thousands, except per share data)
Pharmacopeia, Inc. Consolidated Statements of Stockholders' Equity (in thousands)
Pharmacopeia, Inc. Consolidated Statements of Cash Flows (in thousands)
Pharmacopeia, Inc. Notes to Consolidated Financial Statements
PART III
PART IV
SIGNATURES
POWER OF ATTORNEY