Form 10-Q
period 2002-03-31
PHARMACOPEIA INC
filed 2002-05-14
CIK 1002388

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2002
Common Stock, $.0001 par value	23,351,650 shares

PHARMACOPEIA, INC.

Form 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Pharmacopeia, Inc.

Consolidated Balance Sheets

(Dollars in thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,314	$68,891
Marketable securities	116,838	86,937
Trade receivables, net of allowance for doubtful accounts of $824 and $914 respectively	22,893	43,147
Prepaid expenses and other current assets	7,830	7,263

Total current assets	180,875	206,238
Property and equipment—net	12,294	11,726
Goodwill—net	36,823	36,823
Capitalized software—net	12,051	13,104
Other intangibles—net	796	1,022
Other assets	1,164	1,485

Total assets	$244,003	$270,398

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,535	$4,361
Accrued liabilities	24,860	28,884
Deferred revenue, current portion	27,663	34,565
Notes payable, current portion	16	44

Total current liabilities	55,074	67,854
Notes payable and long-term liabilities	27	34
Deferred revenue, long-term	4,082	4,521
Commitments and contingencies
Stockholders' equity:
Capital stock	2	2
Additional paid-in capital	282,151	281,553
Treasury stock	(8,195)	(1,316)
Accumulated deficit	(88,197)	(82,194)
Accumulated comprehensive income	(941)	(56)

Total stockholders' equity	184,820	197,989

Total liabilities and stockholders' equity	$244,003	$270,398

See accompanying notes to these unaudited financial statements.

Pharmacopeia, Inc.

Consolidated Statements of Operations

(Unaudited, dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2002	2001
Revenues:
Software license, service and other	$19,621	$19,190
Drug discovery services	7,219	6,373

Total revenues	26,840	25,563
Cost of revenues:
Software license, service and other	4,763	4,609
Drug discovery services	4,854	5,181

Total cost of revenues	9,617	9,790

Gross margin	17,223	15,773
Operating costs and expenses:
Research and development	7,319	7,882
Sales, general and administrative	17,066	13,060
Amortization of goodwill	—	2,048

Total operating costs and expenses	24,385	22,990

Operating loss from continuing operations	(7,162)	(7,217)
Discontinued acquisition costs	—	(428)
Interest and other income, net	1,280	1,899

Loss from continuing operations before provision for income taxes	(5,882)	(5,746)
Provision for income taxes	121	129

Net loss from continuing operations	(6,003)	(5,875)
Discontinued operations:
Income from discontinued hardware operations	—	95

Net loss	$(6,003)	$(5,780)

Net loss per share—Basic	$(0.25)	$(0.25)

Net loss per share—Diluted	$(0.25)	$(0.25)

Weighted average number of common stock outstanding
Basic	23,681	23,553

Diluted	23,681	23,553

See accompanying notes to these unaudited financial statements.

Pharmacopeia, Inc.

Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	For the Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,003)	$(5,780)
Adjustments to reconcile net loss to net cash provided by operations
Depreciation	1,427	1,483
Amortization	1,884	3,907
Contribution of stock to 401 (k) members	329	573
Changes in assets and liabilities:
Accounts receivable	20,254	20,170
Prepaid and other current assets	(567)	(1,085)
Accounts payable	(1,826)	98
Accrued liabilities	(4,024)	(6,443)
Deferred revenue	(7,341)	(5,050)
Other assets	321	(217)

Net cash provided by operating activities	4,454	7,656
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,018)	(759)
Purchases of marketable securities	(45,935)	(38,706)
Proceeds from sales of marketable securities	15,208	35,998
Increase in capitalized software development costs	(605)	(699)

Net cash used in investing activities	(33,350)	(4,166)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	269	1,700
Purchases of treasury stock	(6,879)	—
Principal payments under capital lease obligations	(35)	(12)

Net cash provided by (used in) financing activities	(6,645)	1,688
Exchange rate effect on cash and equivalents	(36)	(458)

Net increase (decrease) in cash and equivalents	(35,577)	4,720
Cash and equivalents, beginning of period	68,891	69,350

Cash and equivalents, end of period	$33,314	$74,070

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$20	$9

Income taxes	$369	$38

See accompanying notes to these unaudited financial statements.

Pharmacopeia, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1—Basis of Presentation

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

        Interim results are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        Certain amounts in prior periods have been reclassified to conform with current period presentation.

Note 2—Net Loss Per Share

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

        Income from discontinued hardware operations in the prior year had no effect on net loss per share. Accordingly, loss from continuing operations per share, and income from discontinued hardware operations per share have not been presented.

Note 3—Segment Information

        The Company operates in two industry segments. The Company's Software segment, Accelrys, provides molecular modeling and simulation, bioinformatics and cheminformatics software, and related consulting services that facilitate the discovery and development of new drug and chemical products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries. The Company's Drug Discovery Services segment provides drug discovery services to pharmaceutical and biotechnology companies based on proprietary combinatorial chemistry, high-throughput screening, and Accelrys technologies. Summarized financial information concerning the industry segment follows (dollars in thousands):

	Three Months Ended March 31, 2002
	Accelrys	Drug Discovery Services	Total
Revenue:
Software licenses, service and other	$19,621	$—	$19,621
Drug discovery services	—	7,219	7,219

Total revenue	$19,621	$7,219	$26,840

Operating loss from continuing operations	$(5,709)	$(1,453)	$(7,162)

	Three Months Ended March 31, 2001
	Accelrys	Drug Discovery Services	Total
Revenue:
Software licenses, service and other	$19,190	$—	$19,190
Drug discovery services	—	6,373	6,373

Total revenue	$19,190	$6,373	$25,563

Operating loss from continuing operations	$(4,222)	$(2,995)	$(7,217)

	Accelrys	Drug Discovery Services	Total
Total assets—March 31, 2002	$100,453	$143,550	$244,003

Total assets—December 31, 2001	$119,538	$150,860	$270,398

Note 4—Goodwill and Other Intangible Assets—Adoption of Statement 142

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. The Company adopted SFAS 142 effective January 1, 2002 and completed the first step of the transitional goodwill impairment test during the quarter ended March 31, 2002. Based on the results of this test, the Company does not believe that the value of the goodwill recorded on the Company's books is impaired as of March 31, 2002.

        As required by SFAS 141, the Company reclassified $1.8 million of intangible assets with indefinite lives to goodwill. The related amortization expense in the prior period, which had been previously classified as sales, general and administrative expense has been reclassified to amortization of goodwill. All such reclassified intangibles and related amortization are associated with Accelrys.

        The effect of excluding amortization of goodwill on the Company's net loss and net loss per share, based on the implementation of SFAS 142, are as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Reported net loss	$(6,003)	$(5,780)
Addback: Goodwill amortization	—	2,048

Adjusted net loss	$(6,003)	$(3,732)

Basic net loss per share
Reported net loss per share	$(0.25)	$(0.25)
Addback: Goodwill amortization	—	0.09

Adjusted net loss per share	$(0.25)	$(0.16)

Diluted net loss per share
Reported net loss per share	$(0.25)	$(0.25)
Addback: Goodwill amortization	—	0.09

Adjusted net loss per share	$(0.25)	$(0.16)

Note 5—Treasury Stock

        During the third quarter of 2001, the Company's Board of Directors authorized a stock repurchase program under which up to 1,000,000 shares of Pharmacopeia common stock with a market value up to $16 million may be acquired in the open market. As of March 31, 2002, the Company had repurchased a total of 633,300 shares for $8.2 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of financial condition and results of operations of Pharmacopeia, Inc. ("Pharmacopeia" or the "Company") should be read in conjunction with the Unaudited Financial Statements and related notes included elsewhere in this Form 10-Q, and also in conjunction with the Consolidated Financial Statements and related notes included in the Company's Form 10-K for the year ended December 31, 2001.

        This report, including, without limitation, this section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding the Company and its business, financial condition, results of operations, and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new products, enhancements of technologies, possible changes in legislation, and other statements regarding matters that are not historical are forward-looking statements.

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

        The Company's registration statements on Form S-1 (Reg. No. 33-98246) and most recent Form 10-K describe certain risk factors and uncertainties that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. These risk factors and uncertainties should be considered in connection with any investment in the Company's common stock. These uncertainties include the acceptance by potential customers of combinatorial chemistry and analysis of compounds provided by the Company as an effective tool in drug discovery, the ability of the Company to establish additional collaborative or licensing arrangements on terms favorable to the Company, the expertise of third parties in developing and commercializing products based on library compounds produced and lead compounds discovered by the Company, the ability of the Company's software to achieve increased market acceptance and penetration, the effect of seasonality on the business, and the impact of life science research funding priorities of major and potential customers.

BUSINESS OVERVIEW

        Pharmacopeia designs, develops, markets, and supports science- and technology-based products and services intended to improve and accelerate the processes of drug discovery and chemical development. The Company's Software business, Accelrys Inc. ("Accelrys"), provides molecular modeling and simulation, bioinformatics and cheminformatics software solutions, and related consulting services that facilitate the discovery and development of new drug and chemical products and processes in the pharmaceutical, biotechnology, chemical, petrochemical, and materials industries. The Company's Drug Discovery Services business provides drug discovery services to pharmaceutical and biotechnology companies based on proprietary combinatorial chemistry and high throughput screening and Accelrys technologies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

        Total revenue increased 5% to $26.8 million in the first quarter of 2002 compared to $25.6 million in the first quarter of 2001.

        Accelrys software license, service and other revenue increased 2% to $19.6 million in the first quarter of 2002 compared to $19.2 million in the first quarter of 2001. Revenue increased 5% to $16.3 million in the first quarter of 2002 in the European and US regions combined including revenue from a strategic alliance. Excluding the revenue from the strategic alliance and consistent with seasonal trends, revenue in the European and US regions combined decreased by 2%. Revenue in Asia, which was not expected to increase due to the reorganization of the distribution channel in Japan, decreased 10% to $3.3 million in the first quarter of 2002.

        Drug Discovery Services revenue increased 13% to $7.2 million in the first quarter of 2002 compared to $6.4 million in the first quarter of 2001. The increase was due primarily to revenue from new drug discovery and lead optimization collaborations, offset by decreased chemistry services and outlicensing revenues. Milestone revenues were consistent from period to period.

        Accelrys license, service and other gross margin increased 2% to $14.9 million (76% of related revenues) in the first quarter of 2002 compared to $14.6 million (76% of related revenues) in the first quarter of 2001. The increase in the amount of gross margin dollars resulted from the net increase in software license, service and other revenue described above.

        Gross margin generated from Drug Discovery Services increased 98% to $2.4 million (33% of related revenues) in the first quarter of 2002 compared to $1.2 million (19% of related revenues) in the first quarter of 2001. The increase resulted from the higher revenue level, which caused fixed costs to be spread over a larger revenue base.

        Research and development expenses decreased by 7% to $7.3 million in the first quarter of 2002 compared to $7.9 million in the first quarter of 2001. Research and development costs include costs associated with internal drug discovery programs and software development. The decrease in research and development expenses is attributable to cost efficiencies realized at Accelrys due to the consolidation of research efforts on its expanded software product line, and to the reduction of internally funded drug discovery programs in the Drug Discovery Services business.

        Sales, general and administrative expenses increased by 31% to $17.1 million in the first quarter of 2002 compared to $13.1 million in the first quarter of 2001. The increase in sales, general and administrative expenses is attributable to increases in Sales staff and Management infrastructure, particularly in Japan due to the reorganization of the distribution channel. Expenses associated with facility consolidation and severance in the current year totalled approximately $1.0 million with no corresponding expense in the comparable prior period. Additionally, approximately $0.5 million of the increase is attributable to the sales, general and administrative expenses of Synomics Limited, acquired in June 2001, for which there were no expenses in the comparable prior period.

        No goodwill amortization was recorded in the first quarter of 2002 compared to $2.0 million in the first quarter of 2001. The decrease is attributable to changes in accounting rules. See Notes to Consolidated Financial Statements (Unaudited).

        No discontinued acquisition costs were recorded in the first quarter of 2002 compared to $0.4 million in the first quarter of 2001. Prior period amounts were reclassified from sales, general and administrative expenses.

        Net interest and other income decreased 33% to $1.3 million in the first quarter of 2002 compared to $1.9 million in the first quarter of 2001. The decrease is due to decreases in average investment balances and decreases in market interest rates.

        The Company recorded an income tax provision of $0.1 million for both the first quarter of 2002 and the first quarter of 2001. The 2002 and 2001 tax provisions are primarily due to foreign taxable income generated by Accelrys. These provisions differ from the Federal tax rate primarily because of the effect of permanent book-tax differences, net operating loss carryforwards, and net operating loss carrybacks.

        No net income from discontinued hardware operations was recorded in the first quarter of 2002 compared to $0.1 million in the first quarter of 2001. These hardware re-sale operations were discontinued in 2001.

        As a result of the increased revenues and increased costs described above, the Company generated a net loss of $6.0 million ($0.25 per diluted share) in the first quarter of 2002 compared to a net loss of $5.8 million ($0.25 per diluted share) in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its activities to date primarily through the sale of equity securities, software licenses, software maintenance services, and drug discovery services. As of March 31, 2002, the Company had cash, cash equivalents, and marketable securities of $150.2 million compared to $155.8 million as of December 31, 2001.

        Cash provided by operations decreased by $3.2 million in the first quarter of 2002 compared to the first quarter of 2001. Excluding the effect of the change in accounting rules on amortization of goodwill, the decrease is primarily attributable to the larger loss in the current period. Cash used in investing activities increased by $29.2 million in the first quarter of 2002 compared to the first quarter of 2001 due to the timing of investments, many of which were mature at year end and not reinvested until subsequent to year end. Cash used in financing activities increased by $8.3 million in the first quarter of 2002 compared to the first quarter of 2001 due to purchases of treasury stock.

        The Company anticipates that its capital requirements may increase in future periods as a result of seasonal sales trends, additional research and development activities, the expansion of its facilities, and the acquisition of additional equipment. The Company's capital requirements may also increase in future periods as the Company seeks to expand its technology platform through investments, licensing arrangements, technology alliances, or acquisitions.

        The Company anticipates that its existing capital resources will be adequate to fund the Company's operations at least through 2003. However, there can be no assurance that changes will not occur that would consume available capital resources before then. The Company's capital requirements depend on numerous factors, including the ability of the Company to continue to generate software sales, the ability of the Company to extend existing Drug Discovery Services agreements and to enter into additional arrangements, competing technological and market developments, changes in the Company's existing collaborative relationships, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, acquisitions of other businesses or technologies, and the progress of the Company's customers' milestone and royalty producing activities. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all. The Company's forecasts of the period of time through which its financial resources will be adequate to support its operations is forward looking information, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to various market risks consisting primarily of changes in foreign currency exchange rates. The Company's international sales generally are denominated in local currencies. In the first quarter of 2002, approximately 52% of the Company's consolidated revenue was derived from customers outside the United States (including 34% from customers in Europe and 18% from customers in the Asia/Pacific region). As such, the Company's exchange rate risk is greatest for Dollar/Euro and Dollar/Yen fluctuations. When deemed appropriate, the Company engages in exchange rate-hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations. At March 31, 2002, the Company had no hedging transactions in effect.

        The Company does not use derivative financial instruments for trading or speculative purposes. However, the Company regularly invests excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. The Company believes that the market risk arising from holding these financial instruments is minimal.

        The Company's exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on its investment portfolio since the Company has minimal debt. The Company ensures the safety and preservation of invested funds by limiting default risks, market risk, and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at March 31, 2002. However, declines in interest rates that occurred in 2001 have resulted in and will continue to result in significant decreases to the Company's interest income in 2002 compared to the amounts earned in 2001.

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
    (a)
    Exhibits—See Exhibit Index

    (b)
    Reports on Form 8-K

    (i)
    Current report on Form 8-K filed January 7, 2002 reported under Item 5 relating to a presentation to Institutional Shareholder Services, Inc. regarding the Company's proposed acquisition of Eos Biotechnology, Inc.

    (ii)
    Current report on Form 8-K filed January 16, 2002 reported under Item 5 relating to a press release announcing preliminary 2001 results.

    (iii)
    Amended Current report on Form 8-K/A filed January 17, 2002 reported under Item 5 relating to a press release announcing preliminary 2001 results.

    (iv)
    Current report on Form 8-K filed January 23, 2002 reported under Item 5 relating to the termination on January 17, 2002 of the Agreement and Plan of Merger and Reorganization between the Company and Eos Biotechnology, Inc.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACOPEIA, INC.

By:	/s/ ARTHUR E. ROKE Arthur E. Roke Vice President, Finance and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

Date: May 14, 2002

PHARMACOPEIA, INC.

INDEX TO EXHIBITS

No.	EXHIBIT
10.1(i)#	Amendment No. 9 to the 1994 Incentive Stock Plan.

#
Represents a management contract or compensatory plan or arrangement.

QuickLinks

Table of Contents
Pharmacopeia, Inc. Consolidated Balance Sheets (Dollars in thousands)
Pharmacopeia, Inc. Consolidated Statements of Operations (Unaudited, dollars in thousands, except per share data)
Pharmacopeia, Inc. Consolidated Statements of Cash Flows (Unaudited, dollars in thousands)
Pharmacopeia, Inc. Notes to Consolidated Financial Statements (Unaudited)
PART II OTHER INFORMATION
SIGNATURE
PHARMACOPEIA, INC. INDEX TO EXHIBITS