Form 10-Q
period 2002-06-30
PHARMACOPEIA INC
filed 2002-08-14
CIK 1002388

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-27118

PHARMACOPEIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0557266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
CN 5350, Princeton, New Jersey	08543-5350
(Address of principal executive offices)	(Zip code)

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2002
Common Stock, $.0001 par value	23,469,709

PHARMACOPEIA, INC.

Form 10-Q

Table of Contents

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

Pharmacopeia, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,870	$68,891
Marketable securities	125,735	86,937
Trade receivables, net of allowance for doubtful accounts of $809 and $914, respectively	27,291	43,147
Prepaid expenses and other current assets	7,109	7,263

Total current assets	178,005	206,238
Property and equipment—net	15,400	11,726
Goodwill—net	36,823	36,823
Capitalized software—net	10,950	13,104
Other intangibles—net	569	1,022
Other assets	956	1,485

Total assets	$242,703	$270,398

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,173	$4,361
Accrued liabilities	24,774	28,884
Deferred revenue, current portion	29,588	34,565
Notes payable, current portion	16	44

Total current liabilities	56,551	67,854
Notes payable and long-term liabilities	15	34
Deferred revenue, long-term	4,398	4,521
Stockholders' equity:
Capital stock	2	2
Additional paid-in capital	283,450	281,553
Treasury stock	(8,340)	(1,316)
Accumulated deficit	(93,277)	(82,194)
Accumulated comprehensive income	(96)	(56)

Total stockholders' equity	181,739	197,989

Total liabilities and stockholders' equity	$242,703	$270,398

See accompanying notes to these unaudited financial statements.

Pharmacopeia, Inc.
Consolidated Statements of Operations
(Unaudited, dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Software license, service and other	$21,413	$20,311	$41,034	$39,501
Drug discovery	7,887	6,906	15,106	13,279

Total revenues	29,300	27,217	56,140	52,780
Cost of revenues:
Software license, service and other	5,421	4,127	10,184	8,736
Drug discovery	5,203	5,409	10,057	10,590

Total cost of revenues	10,624	9,536	20,241	19,326

Gross margin	18,676	17,681	35,899	33,454
Operating costs and expenses:
Research and development	6,987	8,262	14,306	16,144
Sales, general and administrative	17,240	15,501	34,306	28,561
Amortization of goodwill	—	2,047	—	4,095

Total operating costs and expenses	24,227	25,810	48,612	48,800

Operating loss from continuing operations	(5,551)	(8,129)	(12,713)	(15,346)
Discontinued acquisition costs	—	—	—	(428)
Interest and other income, net	663	3,028	1,943	4,927

Loss from continuing operations before tax provision	(4,888)	(5,101)	(10,770)	(10,847)
Provision for income taxes	192	532	313	661

Loss from continuing operations	(5,080)	(5,633)	(11,083)	(11,508)
Discontinued operations:
Income from discontinued operations	—	225	—	320

Net loss	$(5,080)	$(5,408)	$(11,083)	$(11,188)

Loss per share from continuing operations—Basic and Diluted	$(0.22)	$(0.24)	$(0.47)	$(0.48)

Income per share from discontinued operations—Basic and Diluted	$—	$0.01	$—	$0.01

Net loss per share—Basic and Diluted	$(0.22)	$(0.23)	$(0.47)	$(0.47)

Weighted average number of common stock outstanding
Basic and Diluted	23,373	23,744	23,527	23,649

See accompanying notes to these unaudited financial statements.

Pharmacopeia, Inc.
Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	For the Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,083)	$(11,188)
Adjustments to reconcile net loss to net cash provided by operations
Depreciation	2,911	2,987
Amortization	3,857	7,801
Contribution of stock to 401 (k) members	612	835
Changes in assets and liabilities:
Accounts receivable	15,856	9,887
Prepaid and other current assets	154	(1,367)
Other assets	529	102
Accounts payable	(2,188)	489
Accrued liabilities	(4,110)	(6,391)
Deferred revenue	(5,100)	(884)
Other	35	—

Net cash provided by operating activities	1,473	2,271
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,345)	(2,184)
Purchases of marketable securities	(71,083)	(93,154)
Proceeds from sales of marketable securities	31,902	73,535
Acquisition of business, net of cash acquired	—	(3,620)
Increase in capitalized software development costs	(1,250)	(1,741)

Net cash used in investing activities	(46,776)	(27,164)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,251	2,733
Purchases of treasury stock	(7,024)	—
Other	(47)	(14)

Net cash (used in) provided by financing activities	(5,820)	2,719
Exchange rate effect on cash and equivalents	102	191

Net decrease in cash and equivalents	(51,021)	(21,983)
Cash and equivalents, beginning of period	68,891	69,350

Cash and equivalents, end of period	$17,870	$47,367

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$20	$19

Income taxes	$395	$174

See accompanying notes to these unaudited financial statements.

Pharmacopeia, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included.

        Interim results are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and disclosures thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        In the fourth quarter of 2001, the Company discontinued computer hardware re-sale operations. As such, the revenues, net of expenses, have been included as income from discontinued operations in the accompanying 2001 statements of operations.

Note 2—Net Loss Per Share

        The Company computes net loss per share in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted-average number of common and common equivalent shares outstanding during the period. Diluted earnings per share are required to be calculated to include the potentially-dilutive effect of the conversion of outstanding stock options. Because the Company has a net loss for the periods presented, the inclusion of potentially-dilutive stock options (common stock equivalents computed using the treasury stock method) would be anti-dilutive and therefore the weighted-average shares used to calculate both basic and diluted loss per share are the same.

Note 3—Segment Information

        The Company operates in two industry segments. The Company's software segment, Accelrys Inc., provides molecular modeling and simulation, bioinformatics and cheminformatics software, and related consulting services that facilitate the discovery and development of new drug and chemical products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries. The Company's Drug Discovery segment, Pharmacopeia Drug Discovery, Inc., provides drug discovery services to pharmaceutical and biotechnology companies based on proprietary combinatorial chemistry, high-throughput screening, and Accelrys technologies. Summarized financial information concerning the industry segments follows (dollars in thousands):

	Three Months Ended June 30, 2002			Six Months Ended June 30, 2002
	Accelrys	Drug Discovery	Total	Accelrys	Drug Discovery	Total
Revenue:
Software licenses, service and other	$21,413	$—	$21,413	$41,034	$—	$41,034
Drug discovery	—	7,887	7,887	—	15,106	15,106

Total revenue	$21,413	$7,887	$29,300	$41,034	$15,106	$56,140

Operating loss from continuing operations	$(4,474)	$(1,077)	$(5,551)	$(10,183)	$(2,530)	$(12,713)

	Three Months Ended June 30, 2001			Six Months Ended June 30, 2001
	Accelrys	Drug Discovery	Total	Accelrys	Drug Discovery	Total
Revenue:
Software licenses, service and other	$20,311	$—	$20,311	$39,501	$—	$39,501
Drug discovery	—	6,906	6,906	—	13,279	13,279

Total revenue	$20,311	$6,906	$27,217	$39,501	$13,279	$52,780

Operating loss from continuing operations	$(5,509)	$(2,620)	$(8,129)	$(9,731)	$(5,615)	$(15,346)

	Accelrys	Drug Discovery	Total
Total assets—June 30, 2002	$102,336	$140,367	$242,703

Total assets—December 31, 2001	$119,538	$150,860	$270,398

Note 4—Goodwill and Other Intangible Assets—Adoption of Statement 142

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. The Company adopted SFAS 142 effective January 1, 2002 and completed the first step of the transitional goodwill impairment test during the quarter ended March 31, 2002 and concluded that goodwill was not impaired at January 1, 2002. During 2002, there have been no indications of impairment, accordingly the value of the goodwill recorded on the Company's books is not impaired as of June 30, 2002.

        As required by SFAS 141, during the quarter ended March 31, 2002, the Company reclassified $1.8 million of intangible assets with indefinite lives to goodwill. The related amortization expense in the prior period, which had been previously classified as sales, general and administrative expense, has been reclassified to amortization of goodwill. All such reclassified intangibles and related amortization are associated with Accelrys.

        The effect of excluding amortization of goodwill on the Company's net loss and net loss per share, based on the implementation of SFAS 142, are as follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Reported net loss	$(5,080)	$(5,408)	$(11,083)	$(11,188)
Addback: Goodwill amortization	—	2,047	—	4,095

Adjusted net loss	$(5,080)	$(3,361)	$(11,083)	$(7,093)

Basic and Diluted net loss per share
Reported net loss per share	$(0.22)	$(0.23)	$(0.47)	$(0.47)
Addback: Goodwill amortization	—	0.09	—	0.17

Adjusted net loss per share	$(0.22)	$(0.14)	$(0.47)	$(0.30)

Note 5—Treasury Stock

        During the third quarter of 2001, the Company's Board of Directors authorized a stock repurchase program under which up to 1,000,000 shares of Pharmacopeia common stock with a market value up to $16 million may be acquired in the open market. As of June 30, 2002, the Company had repurchased a total of 643,900 shares for $8.3 million.

Note 6—New Accounting Pronouncement

        In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on the consolidated financial statements.

Note 7—Subsequent Event

        On August 6, 2002, the Company announced a restructuring plan whereby it will reduce its staff by approximately 80 employees, or approximately 10% of its workforce. The Company expects to complete this action in the quarter ending September 30, 2002, and that it will incur a restructuring charge currently estimated at $4.0 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of financial condition and results of operations of Pharmacopeia, Inc. ("Pharmacopeia" or the "Company") should be read in conjunction with the Unaudited Financial Statements and related disclosures included elsewhere in this Form 10-Q, and also in conjunction with the Consolidated Financial Statements and related disclosures included in the Company's Form 10-K for the year ended December 31, 2001.

        This Report on form 10-Q, including, without limitation, this section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding the Company and its business, financial condition, results of operations, and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new products, enhancements of technologies, possible changes in legislation, and other statements regarding matters that are not historical are forward-looking statements.

        Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company's registration statement on Form S-1 (Reg. No. 33-98246) and most recent Form 10-K describe certain risk factors and uncertainties that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. These risk factors and uncertainties should be considered in connection with any investment in the Company's common stock. These uncertainties include the acceptance by potential customers of combinatorial chemistry and analysis of compounds provided by the Company as an effective tool in drug discovery, the ability of the Company to establish additional collaborative or licensing arrangements on terms favorable to the Company, the expertise of third parties in developing and commercializing products based on library compounds produced and lead compounds discovered by the Company, the ability of the Company's software unit to achieve increased market acceptance and penetration, the effect of seasonality on the business, and the impact of life science research funding priorities of major and potential customers.

BUSINESS OVERVIEW

        Pharmacopeia designs, develops, markets, and supports science- and technology-based products and services intended to improve and accelerate the processes of drug discovery and chemical development. The Company's software business, Accelrys Inc. ("Accelrys"), provides molecular modeling and simulation, bioinformatics and cheminformatics software solutions, and related consulting services that facilitate the discovery and development of new drug and chemical products and processes in the pharmaceutical, biotechnology, chemical, petrochemical, and materials industries. The Company's Drug Discovery business, Pharmacopeia Drug Discovery, Inc., provides drug discovery services to pharmaceutical and biotechnology companies based on proprietary combinatorial chemistry and high throughput screening and Accelrys technologies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

        Total revenue increased 8% to $29.3 million in the second quarter of 2002 compared to $27.2 million in the second quarter of 2001.

        Software license, service and other revenue increased 5% to $21.4 million in the second quarter of 2002 compared to $20.3 million in the second quarter of 2001. Revenue increased 1% in the European and US regions combined, including revenue from a strategic alliance. Excluding the revenue from the strategic alliance, revenue in the European and US regions combined decreased slightly, due primarily to delayed purchasing decisions by customers considering informatics products, partially offset by increased revenues from customers of core modeling and simulation products. Revenue in Asia increased 32%, which was attributable to the Company's direct sales in Japan in the current year period as compared to discounted distributor sales in the comparable prior year period.

        Drug Discovery revenue increased 14% to $7.9 million in the second quarter of 2002 compared to $6.9 million in the second quarter of 2001. The increase was due primarily to additional revenue earned under our collaborative discovery agreements, including milestone revenues. Excluding the revenue from milestones, revenue was unchanged from period to period.

        Software license, service and other gross margin decreased 1% to $16.0 million (75% of related revenue) in the second quarter of 2002 compared to $16.2 million (80% of related revenue) in the second quarter of 2001. The decrease in gross margin resulted from additional costs incurred in the current year period related to enhancements of the post sales support function, and additional direct costs associated with the revenue from a strategic alliance.

        Drug Discovery gross margin increased 79% to $2.7 million (34% of related revenue) in the second quarter of 2002 compared to $1.5 million (22% of related revenue) in the second quarter of 2001. The increase in gross margin resulted from the higher revenue level including milestone revenue, which carries no associated cost of revenue. Excluding the effect of the milestone revenue on gross margin, total gross margin increased by 16%, which is attributable to planned cost reductions in the Drug Discovery business.

        Research and development expenses decreased by 15% to $7.0 million in the second quarter of 2002 compared to $8.3 million in the second quarter of 2001. Research and development costs include software development costs and costs associated with internal drug discovery programs. The decrease in research and development expenses is primarily attributable to cost efficiencies realized at Accelrys due to the consolidation of research efforts on its expanded software product line, and further reductions in research and development expense are anticipated due to standardization of Accelrys' products on a common platform. Research and development expenses in the Drug Discovery business have also decreased due to the reduction or delay of internally funded drug discovery programs; however; certain of these programs are expected to be accelerated in the future which will result in higher costs.

        Sales, general and administrative expenses increased by 11% to $17.2 million in the second quarter of 2002 compared to $15.5 million in the second quarter of 2001. The increase in sales, general and administrative expenses is attributable to increases in sales staff and management infrastructure, particularly in Japan due to expected higher costs associated with direct sales efforts. Additionally, expenses associated with a new facility, severance, and unabsorbed consulting infrastructure in the current year totalled approximately $0.9 million with no corresponding expense in the comparable prior year period. Additionally, approximately $0.5 million of the increase is attributable to the sales, general and administrative expenses of Synomics Limited, acquired in June 2001, for which there were no expenses in the comparable prior year period.

        No goodwill amortization was recorded in the second quarter of 2002 compared to $2.0 million in the second quarter of 2001. The decrease is attributable to changes in accounting rules. See Notes to Consolidated Financial Statements (Unaudited).

        Interest and other income, net, decreased 78% to $0.7 million in the second quarter of 2002 compared to $3.0 million in the second quarter of 2001. Interest and other income, net, in the comparable prior year period included a $0.7 million gain related to the sale of an investment. Approximately $1.1 million of the decrease is due to decreases in average investment balances and decreases in market interest rates, and the remaining difference relates to translation of certain current assets denominated in foreign currencies.

        The Company recorded an income tax provision of $0.2 million in the second quarter of 2002 compared to $0.5 million in the second quarter of 2001. The 2002 and 2001 tax provisions are primarily due to foreign taxable income generated by Accelrys. These provisions differ from the Federal tax rate primarily because of the effect of permanent book-tax differences, net operating loss carryforwards, and net operating loss carrybacks.

        No net income from discontinued hardware operations was recorded in the second quarter of 2002 compared to $0.2 million in the second quarter of 2001. These hardware re-sale operations were discontinued in 2001.

        As a result of the factors described above, the Company generated a net loss of $5.1 million ($0.22 per diluted share) in the second quarter of 2002 compared to a net loss of $5.4 million ($0.23 per diluted share) in the second quarter of 2001. Net loss in the prior year period was made up of a net loss from continuing operations of $5.6 million ($0.24 per diluted share) partially offset by income from discontinued operations of $0.2 million ($0.01 per diluted share). See Notes to Consolidated Financial Statements (Unaudited).

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

        Total revenue increased 6% to $56.1 million in the first half of 2002 compared to $52.8 million in the first half of 2001.

        Software license, service and other revenue increased 4% to $41.0 million in the second quarter of 2002 compared to $39.5 million in the second quarter of 2001. Revenue increased 3% in the European and US regions combined including revenue from a strategic alliance. Excluding the revenue from the strategic alliance, revenue in the European and US regions combined decreased by 1% due primarily to market conditions. Revenue in Asia increased 8%, which was attributable to the Company's direct sales in Japan in the current year period as compared to discounted distributor sales in the comparable prior year period.

        Drug Discovery revenue increased 14% to $15.1 million in the first half of 2002 compared to $13.3 million in the first half of 2001. The increase was primarily due to additional revenue earned under our collaborative discovery agreements, including milestone revenues. Excluding the revenue from milestones, revenue from collaborations increased 7%.

        Software license, service and other gross margin was unchanged at $30.9 million (75% of related revenue) in the first half of 2002 compared to $30.8 million (78% of related revenue) in the first half of 2001. Gross margin from increased revenue in the current year was offset by additional costs incurred related to enhancements of the post sales support function, and additional direct costs associated with the revenue from a strategic alliance.

        Drug Discovery gross margin increased 88% to $5.0 million (33% of related revenue) in the first half of 2002 compared to $2.7 million (20% of related revenue) in the first half of 2001. The increase in gross margin resulted from the higher revenue level including milestone revenue, which carries no associated cost of revenue. Excluding the effect of the milestone revenue on gross margin, total gross margin increased by 65%, which is attributable to planned cost reductions.

        Research and development expenses decreased by 11% to $14.3 million in the first half of 2002 compared to $16.1 million in the first half of 2001. Research and development costs include software development costs and costs associated with internal drug discovery programs. The decrease in research and development expenses is attributable to cost efficiencies realized at Accelrys due to the consolidation of research efforts on its expanded software product line, and further reductions in research and development expense are anticipated due to standardization of Accelrys' products on a common platform. Research and development expenses in the Drug Discovery business have also decreased due to the reduction or delay of internally funded drug discovery programs; however, certain of these programs are expected to be accelerated in the future which will result in higher costs.

        Sales, general and administrative expenses increased by 20% to $34.3 million in the first half of 2002 compared to $28.6 million in the first half of 2001. The increase in sales, general and administrative expenses is attributable to increases in sales staff and management infrastructure, particularly in Japan due to expected higher costs associated with direct sales efforts. Additionally, expenses associated with a new facility and facility consolidation, severance, and unabsorbed consulting infrastructure in the current year totalled approximately $1.9 million with no corresponding expense in the comparable prior year period. Additionally, approximately $1.0 million of the increase is attributable to the sales, general and administrative expenses of Synomics Limited, acquired in June 2001, for which there were no expenses in the comparable prior year period.

        No goodwill amortization was recorded in the first half of 2002 compared to $4.0 million in the first half of 2001. The decrease is attributable to changes in accounting rules. See Notes to Consolidated Financial Statements (Unaudited).

        No discontinued acquisition costs were recorded in the first half of 2002 compared to $0.4 million in the first half of 2001. Prior period amounts were reclassified from sales, general and administrative expenses.

        Interest and other income, net, decreased 61% to $1.9 million in the first half of 2002 compared to $4.9 million in the first half of 2001. Interest and other income, net, in the comparable prior year period included a $0.7 million capital gain related to the sale of an investment. Approximately $2.1 million of the decrease is due to decreases in average investment balances and decreases in market interest rates, and the remaining difference relates to translation of certain current assets denominated in foreign currencies.

        The Company recorded an income tax provision of $0.3 million in the first half of 2002 compared to $0.7 million in the first half of 2001. The 2002 and 2001 tax provisions are primarily due to foreign taxable income generated by Accelrys. These provisions differ from the Federal tax rate primarily because of the effect of permanent book-tax differences, net operating loss carryforwards, and net operating loss carrybacks.

        No net income from discontinued hardware operations was recorded in the first half of 2002 compared to $0.3 million in the first half of 2001. These hardware re-sale operations were discontinued in 2001.

        As a result of the factors described above, the Company generated a net loss of $11.1 million ($0.47 per diluted share) in the first half of 2002, compared to a net loss of $11.2 million ($0.47 per diluted share) in the first half of 2001. Net loss in the prior year period was made up of a net loss from continuing operations of $11.5 million ($0.48 per diluted share) partially offset by income from discontinued operations of $0.3 million ($0.01 per diluted share). See Notes to Consolidated Financial Statements (Unaudited).

LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its activities to date primarily through the sale of equity securities, software licenses, software maintenance services, and drug discovery services. As of June 30, 2002, the Company had cash, cash equivalents, and marketable securities of $143.6 million, a decrease of $12.2 million, compared to $155.8 million as of December 31, 2001.

        Cash provided by operations decreased by $0.8 million in the first half of 2002 compared to the first half of 2001. The decrease is primarily attributable to the larger loss in the current period, excluding the effect of the change in accounting rules on amortization of goodwill. Cash used in investing activities increased by $19.6 million in the first half of 2002 compared to the first half of 2001 due to increased expenditures for information technology infrastructure, leasehold improvements at the new Accelrys facility in the UK, and due to the timing of investments in marketable securities, many of which were mature at year end and not reinvested until subsequent to year end. Cash used in financing activities increased by $8.5 million in the first half of 2002 compared to the first half of 2001 due to purchases of treasury stock.

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

        The Company anticipates that its existing capital resources will be adequate to fund the Company's operations at least through 2003. However, there can be no assurance that changes will not occur that would consume available capital resources before then. The Company's capital requirements depend on numerous factors, including the ability of the Company to continue to generate software sales, the ability of the Company to extend existing Drug Discovery agreements and to enter into additional arrangements, competing technological and market developments, changes in the Company's existing collaborative relationships, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, acquisitions of other businesses or technologies, and the progress of the Company's customers' milestone and royalty producing activities. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all. The Company's forecasts of the period of time through which its financial resources will be adequate to support its operations is forward looking information, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to various market risks consisting primarily of changes in foreign currency exchange rates. The Company's international sales generally are denominated in local currencies. In the first half of 2002, approximately 47% of the Company's consolidated revenue was derived from customers outside the United States (including 30% from customers in Europe and 17% from customers in the Asia/Pacific region). As such, the Company's exchange rate risk is greatest for Dollar/Euro and Dollar/Yen fluctuations. When deemed appropriate, the Company engages in exchange rate-hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations. At June 30, 2002, the Company had no hedging transactions in effect.

        The Company does not use derivative financial instruments for trading or speculative purposes. However, the Company regularly invests excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. The Company believes that the market risk arising from holding these financial instruments is minimal.

        The Company's exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on its investment portfolio since the Company has minimal debt. The Company ensures the safety and preservation of invested funds by limiting default risks, market risk, and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at June 30, 2002. However, declines in interest rates that occurred in 2001 have resulted in and will continue to result in significant decreases to the Company's interest income in 2002 compared to the amounts earned in 2001.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

  The Company is not a party to any material litigation and is not aware of any threatened material litigation.

Item 2.    Changes in Securities and Use of Proceeds—None

Item 3.    Defaults upon Senior Securities—None

Item 4.    Submission of Matters to a Vote of Security Holders

  The Company held its Annual Meeting of Stockholders (the "Annual Meeting") on May 8, 2002. Of the 23,422,560 shares of Common Stock which could be voted at the Annual Meeting, 21,154,579 shares of Common Stock, representing 90% were represented at the Annual Meeting in person or by proxy, which constituted a quorum. Voting results were as follows:

  1.
  To elect two directors to the Board of Directors for a term of three years.

	FOR VOTES	AGAINST OR WITHHELD	BROKER NON-VOTES
Joseph A. Mollica, Ph.D.	20,493,031	661,548	0
Gary E. Costley, Ph.D.	20,493,031	661,548	0

  Other continuing directors: Frank Baldino Jr., Ph.D.; Paul A. Bartlett, Ph.D.; Ricardo B. Levy, Ph.D.; James J. Marino; Charles A. Sanders, M.D.

  2.
  To approve an amendment to the Company's 1994 Incentive Stock Plan to increase from 4,700,000 to 5,700,000 the number of shares of Common Stock authorized for issuance thereunder.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
14,236,633	6,905,241	12,705	0
  3.
  To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2002.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
19,488,936	1,660,532	5,111	0

Item 5.    Other Information—None

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits—See Exhibit Index

  (b)
  Reports on Form 8-K

              (i)  Current report on Form 8-K filed June 4, 2002 reported under Item 7 relating to a presentation to investors on June 4, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACOPEIA, INC.
By:	/s/ JOHN J. HANLON John J. Hanlon Executive Vice President and Chief Financial Officer (Duly Authorized Officer)
Date: August 14, 2002

QuickLinks

PHARMACOPEIA, INC. Form 10-Q Table of Contents
PART I FINANCIAL INFORMATION
Pharmacopeia, Inc. Consolidated Balance Sheets (Dollars in thousands)
Pharmacopeia, Inc. Consolidated Statements of Operations (Unaudited, dollars in thousands, except per share data)
Pharmacopeia, Inc. Consolidated Statements of Cash Flows (Unaudited, dollars in thousands)
Pharmacopeia, Inc. Notes to Consolidated Financial Statements (Unaudited)
PART II
SIGNATURE