Form 10-Q
period 2002-09-30
PHARMACOPEIA INC
filed 2002-11-12
CIK 1002388

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class Common Stock, $.0001 par value	Outstanding at October 24, 2002 23,491,558

PHARMACOPEIA, INC.

Form 10-Q

Table of Contents

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Pharmacopeia, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,169	$68,891
Marketable securities	120,568	86,937
Trade receivables, net of allowance for doubtful accounts of $910 and $809, respectively	23,399	43,147
Prepaid expenses and other current assets	6,102	7,263

Total current assets	171,238	206,238
Property and equipment—net	14,834	11,726
Goodwill—net	36,823	36,823
Capitalized software—net	9,736	13,104
Other intangibles—net	342	1,022
Other assets	833	1,485

Total assets	$233,806	$270,398

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,039	$4,361
Accrued liabilities	28,307	28,884
Deferred revenue, current portion	23,434	34,565
Notes payable, current portion	17	44

Total current liabilities	53,797	67,854
Notes payable and long-term liabilities	11	34
Deferred revenue, long-term	3,777	4,521
Stockholders' equity:
Capital stock	2	2
Additional paid-in capital	283,758	281,553
Treasury stock	(8,340)	(1,316)
Accumulated deficit	(99,607)	(82,194)
Accumulated comprehensive income	408	(56)

Total stockholders' equity	176,221	197,989

Total liabilities and stockholders' equity	$233,806	$270,398

See accompanying notes to these unaudited financial statements.

Pharmacopeia, Inc.
Consolidated Statements of Operations
(Unaudited, dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Software license, service and other	$22,872	$21,456	$63,906	$60,957
Drug discovery	8,036	7,044	23,142	20,323

Total revenues	30,908	28,500	87,048	81,280
Cost of revenues:
Software license, service and other	5,649	4,715	15,833	13,451
Drug discovery	4,647	5,191	14,704	15,781

Total cost of revenues	10,296	9,906	30,537	29,232

Gross margin	20,612	18,594	56,511	52,048
Operating costs and expenses:
Research and development	7,503	8,043	21,809	24,187
Sales, general and administrative	16,230	15,829	50,536	44,390
Restructuring	4,340	—	4,340	—
Amortization of goodwill	—	2,228	—	6,323

Total operating costs and expenses	28,073	26,100	76,685	74,900

Operating loss from continuing operations	(7,461)	(7,506)	(20,174)	(22,852)
Discontinued acquisition costs	—	—	—	(428)
Interest and other income, net	1,309	1,744	3,252	6,671

Loss from continuing operations before tax provision	(6,152)	(5,762)	(16,922)	(16,609)
Provision for income taxes	178	168	491	829

Loss from continuing operations	(6,330)	(5,930)	(17,413)	(17,438)
Discontinued operations:
Income (loss) from discontinued operations	—	(23)	—	297

Net loss	$(6,330)	$(5,953)	$(17,413)	$(17,141)

Loss per share from continuing operations—Basic and Diluted	$(0.27)	$(0.25)	$(0.74)	$(0.73)

Income per share from discontinued operations—Basic and Diluted	$—	$—	$—	$0.01

Net loss per share—Basic and Diluted	$(0.27)	$(0.25)	$(0.74)	$(0.72)

Weighted average number of common stock outstanding
Basic and Diluted	23,467	23,824	23,507	23,707

See accompanying notes to these unaudited financial statements.

Pharmacopeia, Inc.
Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	For the Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,413)	$(17,141)
Adjustments to reconcile net loss to net cash provided by operations
Depreciation	4,516	4,245
Amortization	5,879	12,159
Contribution of stock to 401 (k) members	909	1,141
Changes in assets and liabilities:
Accounts receivable	19,747	15,848
Prepaid and other current assets	1,161	(1,322)
Other assets	652	551
Accounts payable	(2,322)	(169)
Accrued liabilities	(577)	(9,043)
Deferred revenue	(11,875)	(9,333)

Net cash provided by (used in) operating activities	677	(3,064)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,292)	(3,270)
Increase in capitalized software development costs	(1,831)	(2,739)
Purchases of marketable securities	(118,259)	(145,353)
Proceeds from sales of marketable securities	84,802	125,806
Acquisition of business, net of cash acquired	—	(3,855)

Net cash used in investing activities	(42,580)	(29,411)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,297	3,567
Purchases of treasury stock	(7,024)	(1,154)
Other	(50)	36

Net cash (used in) provided by financing activities	(5,777)	2,449
Exchange rate effect on cash and equivalents	(42)	317

Net decrease in cash and equivalents	(47,722)	(29,709)
Cash and equivalents, beginning of period	68,891	69,350

Cash and equivalents, end of period	$21,169	$39,641

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$20	$21

Income taxes	$434	$827

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

        In the fourth quarter of 2001, the Company discontinued computer hardware re-sale operations. As such, the revenue, net of expense, has been included as income from discontinued operations in the accompanying 2001 statements of operations.

Note 2—Net Loss Per Share

        The Company computes net loss per share in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares outstanding during the period. Diluted earnings per share are required to be calculated to include the potentially-dilutive effect of the conversion of outstanding stock options. Because the Company has a net loss for all periods presented, the inclusion of potentially-dilutive stock options (common stock equivalents computed using the treasury stock method) would be anti-dilutive and therefore the weighted-average shares used to calculate both basic and diluted loss per share are the same.

Note 3—Segment Information

        The Company operates in two industry segments. The Company's software segment, Accelrys Inc., provides molecular modeling and simulation, bioinformatics and cheminformatics software, and related consulting services that facilitate the discovery and development of new drug and chemical products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries. The Company's drug discovery segment, Pharmacopeia Drug Discovery, Inc., provides drug discovery and optimization services to pharmaceutical and biotechnology companies based on proprietary combinatorial chemistry, high-throughput screening, medicinal chemistry, and molecular modeling using

Accelrys technologies. Summarized financial information concerning the industry segments follows (dollars in thousands):

	Three Months Ended September 30, 2002			Nine Months Ended September 30, 2002
	Accelrys	Drug Discovery	Total	Accelrys	Drug Discovery	Total
Revenue:
Software licenses, service and other	$22,872	$—	$22,872	$63,906	$—	$63,906
Drug discovery	—	8,036	8,036	—	23,142	23,142

Total revenue	$22,872	$8,036	$30,908	$63,906	$23,142	$87,048

Operating loss from continuing operations	$(7,132)	$(329)	$(7,461)	$(17,315)	$(2,859)	$(20,174)

	Three Months Ended September 30, 2001			Nine Months Ended September 30, 2001
	Accelrys	Drug Discovery	Total	Accelrys	Drug Discovery	Total
Revenue:
Software licenses, service and other	$21,456	$—	$21,456	$60,957	$—	$60,957
Drug discovery	—	7,044	7,044	—	20,323	20,323

Total revenue	$21,456	$7,044	$28,500	$60,957	$20,323	$81,280

Operating loss from continuing operations	$(5,718)	$(1,788)	$(7,506)	$(15,020)	$(7,832)	$(22,852)

	Accelrys	Drug Discovery	Total
Total assets—September 30, 2002	$93,205	$140,601	$233,806

Total assets—December 31, 2001	$119,538	$150,860	$270,398

Note 4—Goodwill and Other Intangible Assets—Adoption of Statement 142

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. The Company adopted SFAS 142 effective January 1, 2002 and completed the first step of the transitional goodwill impairment test during the quarter ended March 31, 2002 and concluded that goodwill was not impaired at January 1, 2002. During 2002, there have been no indications of impairment and, accordingly, the value of the goodwill recorded on the Company's books is not impaired as of September 30, 2002.

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

        The effect of excluding amortization of goodwill on the Company's net loss and net loss per share, based on the implementation of SFAS 142, is as follows (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reported net loss	$(6,330)	$(5,953)	$(17,413)	$(17,141)
Addback: Goodwill amortization	—	2,228	—	6,323

Adjusted net loss	$(6,330)	$(3,725)	$(17,413)	$(10,818)

Basic and Diluted net loss per share
Reported net loss per share	$(0.27)	$(0.25)	$(0.74)	$(0.72)
Addback: Goodwill amortization	—	0.09	—	0.27

Adjusted net loss per share	$(0.27)	$(0.16)	$(0.74)	$(0.45)

Note 5—Treasury Stock

        During the third quarter of 2001, the Company's Board of Directors authorized a stock repurchase program under which up to 1,000,000 shares of Pharmacopeia common stock with a market value up to $16 million may be acquired in the open market. As of September 30, 2002, the Company had repurchased a total of 643,900 shares for $8.3 million.

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

Note 7—Restructuring

        During the third quarter of 2002, the Company announced that it was undertaking various actions to restructure its operations to improve its overall financial performance. The restructuring effort included a reduction in force of 71 employees, of which 67 were terminated as of September 30, 2002 and the closure of certain facilities. As a result of this plan, restructuring related charges of approximately $4.3 million were recognized as operating expense in the third quarter of 2002.

        The following table summarizes the balance of the accrued restructuring reserve, which has been included in accrued liabilities at September 30, 2002 (dollars in thousands):

	Severance Costs for Involuntary Employee Terminations	Costs to Exit Certain Lease Obligations	Total
Balance at August 6, 2002	$2,367	$1,973	$4,340
Utilization of Reserves:
Cash	(1,296)	(127)	(1,423)

Balance at September 30, 2002	$1,071	$1,846	$2,917

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

        Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company's registration statement on Form S-1 (Reg. No. 33-98246) and most recent Form 10-K describe certain risk factors and uncertainties that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. These risk factors and uncertainties should be considered in connection with any investment in the Company's common stock. These uncertainties include the acceptance by potential customers of combinatorial chemistry and analysis of compounds provided by the Company as an effective tool in drug discovery, the ability of the Company to establish additional collaborative or licensing arrangements on terms favorable to the Company, the expertise of third parties in developing and commercializing products based on library compounds produced and lead compounds discovered by the Company, the ability of the Company's software unit to achieve increased market acceptance and penetration, the effect of seasonality on the business, and the impact of life science research funding priorities of major and potential customers.

BUSINESS OVERVIEW

        Pharmacopeia designs, develops, markets, and supports science- and technology-based products and services intended to improve and accelerate the processes of drug discovery and chemical development. The Company's software business, Accelrys Inc. ("Accelrys"), provides molecular modeling and simulation, bioinformatics and cheminformatics software solutions, and related consulting services that facilitate the discovery and development of new drug and chemical products and processes in the pharmaceutical, biotechnology, chemical, petrochemical, and materials industries. The Company's drug discovery business, Pharmacopeia Drug Discovery, Inc., provides drug discovery and optimization services to pharmaceutical and biotechnology companies based on proprietary combinatorial chemistry, high throughput screening, medicinal chemistry, and molecular modeling using Accelrys technologies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

        Total revenue increased 8% to $30.9 million in the third quarter of 2002 compared to $28.5 million in the third quarter of 2001.

        Software license, service and other revenue increased 7% to $22.9 million in the third quarter of 2002 compared to $21.5 million in the third quarter of 2001. Combined revenue (including revenue from a strategic alliance) in the Company's largest geographic regions, Europe and the United States, was flat in the current year quarter as compared to the comparable prior year quarter. Excluding the revenue from the strategic alliance, revenue in the combined European and US regions decreased slightly principally due to market conditions. Revenue growth in Asia was 49%, and was attributable to the Company's direct sales in Japan in the current quarter as compared to discounted distributor sales in the comparable prior year quarter. Revenue growth was 11% in modeling and simulation (including the revenue from the strategic alliance), and informatics revenue growth was 9% in the third quarter of 2002 compared to the third quarter of 2001. Excluding revenue from the strategic alliance, modeling and simulation revenue was flat quarter on quarter principally due to market conditions. The increase in informatics revenue was attributable primarily to a global cheminformatics software sale to a world-leading agribusiness.

        Drug Discovery revenue increased 14% to $8.0 million in the third quarter of 2002 compared to $7.0 million in the third quarter of 2001. The current year quarter revenue included $1.2 million of revenue due to a decrease in the Company's estimated costs to complete a project compared to total costs, and milestone revenue of $0.3 million. Milestone revenue recorded in the prior year comparable quarter was $1.0 million. Excluding the effect of the milestone revenue and the adjustment in the current year quarter, revenue growth was 9% due primarily to increased revenue earned under new collaborative drug discovery agreements.

        Software license, service and other gross margin increased 3% to $17.2 million (75% of related revenue) in the third quarter of 2002 compared to $16.7 million (78% of related revenue) in the third quarter of 2001. The increase in gross margin dollars was primarily due to higher revenue. The decrease in gross margin as a percentage of related revenue was primarily due to additional costs incurred in the current year quarter related to enhancements of the post sales support function, and additional direct costs associated with the revenue from a strategic alliance.

        Drug Discovery gross margin increased 83% to $3.4 million (42% of related revenue) in the third quarter of 2002 compared to $1.9 million (26% of related revenue) in the third quarter of 2001. The increase in gross margin and gross margin as a percentage of related revenue resulted mainly from the revenue adjustment, which carries no associated cost of revenue. Excluding the effect of the revenue adjustment on gross margin, total gross margin increased by 17%, attributable largely to planned cost reductions and the effect of fixed costs spread over a larger revenue base.

        Research and development expense decreased by 7% to $7.5 million in the third quarter of 2002 compared to $8.0 million in the third quarter of 2001. Research and development costs include software development costs and costs associated with internal drug discovery programs. The decrease in research and development expense is primarily attributable to cost efficiencies realized in the software business due to the consolidation of research efforts on its expanded product line, and the restructuring. Further reductions in research and development expense are anticipated due to standardization of software products on a common platform. Research and development expense in the drug discovery business were consistent from period to period, however, efforts on internally funded programs could be accelerated in the near future which may result in higher costs.

        Sales, general and administrative expense increased by 3% to $16.2 million in the third quarter of 2002 compared to $15.8 million in the third quarter of 2001. The increase in sales, general and administrative expense is attributable principally to increases in sales staff and management infrastructure, particularly in Japan due to expected higher costs associated with direct sales efforts, offset by decreases related to the restructuring.

        A restructuring charge of $4.3 million was recorded in the third quarter of 2002 related to actions taken to improve the Company's financial performance. See Note 7 to Consolidated Financial Statements (Unaudited).

        No goodwill amortization was recorded in the third quarter of 2002 compared to $2.2 million in the third quarter of 2001. The decrease is attributable to changes in accounting rules. See Note 4 to Consolidated Financial Statements (Unaudited).

        Interest and other income, net, decreased 25% to $1.3 million in the third quarter of 2002 compared to $1.7 million in the third quarter of 2001. The decrease was primarily due to decreases in average investment balances and decreases in market interest rates.

        The Company recorded an income tax provision of $0.2 million in both the third quarter of 2002 and the third quarter of 2001. The 2002 and 2001 tax provisions are primarily due to foreign taxable income generated by the software business. These provisions differ from the Federal tax rate primarily because of the effect of permanent book-tax differences, net operating loss carryforwards, and net operating loss carrybacks.

        As a result of the factors described above, the Company generated a net loss of $6.3 million ($0.27 per diluted share) in the third quarter of 2002 compared to a net loss of $6.0 million ($0.25 per diluted share) in the third quarter of 2001. Net loss in the prior year comparable quarter was made up of a net loss from continuing operations of $5.9 million ($0.25 per diluted share) partially offset by a small loss on discontinued operations which had no effect on loss per share. See Notes to Consolidated Financial Statements (Unaudited).

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

        Total revenue increased 7% to $87.0 million in the nine months ended September 30, 2002 compared to $81.3 million in the nine months ended September 30, 2001.

        Software license, service and other revenue increased 5% to $63.9 million in the nine months ended September 30, 2002 compared to $61.0 million in the nine months ended September 30, 2001. Combined revenue (including revenue from a strategic alliance) in the Company's largest geographic regions, Europe and the United States, increased 2% in the current year nine-month period as compared to the 2001 comparable period. Excluding the revenue from the strategic alliance, revenue in the combined European and US regions decreased by 4% due primarily to market conditions. Revenue in Asia increased 20%, which was attributable to the Company's direct sales in Japan in the current year period as compared to discounted distributor sales in the comparable prior year period. Revenue growth was 13% in modeling and simulation (including the revenue from the strategic alliance), and informatics revenue decreased by 13% in the current year nine-month period as compared to the prior year comparable period. Excluding revenue from the strategic alliance, modeling and simulation revenue growth was 5% period on period. The decrease in informatics revenue was attributable primarily to market conditions, offset by a global cheminformatics software sale to a world-leading agribusiness in the third quarter of 2002.

        Drug Discovery revenue increased 14% to $23.1 million in the nine months ended September 30, 2002 compared to $20.3 million in the nine months ended September 30, 2001. The increase was due primarily to additional revenue earned under collaborative drug discovery agreements, including milestone revenue of $1.9 million, and $1.2 million of revenue (recorded in the third quarter of 2002) due to a decrease in the Company's estimated costs to complete a project compared to total costs. Milestone revenue recorded in the nine months ended September 30, 2001 was $1.6 million. Excluding the revenue from milestones and the adjustment, revenue growth was 7% due primarily to increased revenue earned under new collaborative discovery agreements.

        Software license, service and other gross margin increased 1% to $48.1 million (75% of related revenue) in the nine months ended September 30, 2002 compared to $47.5 million (78% of related revenue) in the nine months ended September 30, 2001. The increase in gross margin dollars was due to higher revenue. The decrease in gross margin as a percentage of related revenue is primarily due to additional costs incurred related to enhancements of the post sales support function, and additional direct costs associated with the revenue from a strategic alliance.

        Drug Discovery gross margin increased 86% to $8.4 million (36% of related revenue) in the nine months ended September 30, 2002 compared to $4.5 million (22% of related revenue) in the nine months ended September 30, 2001. The increase in gross margin and gross margin as a percentage of related revenue resulted from the higher revenue level including milestone revenue and the revenue adjustment, which carry no associated cost of revenue. Excluding the effect of the milestone revenue and the revenue adjustment on gross margin, total gross margin increased by 82%, which is attributable primarily to planned cost reductions and the effect of fixed costs spread over a larger revenue base.

        Research and development expense decreased by 10% to $21.8 million in the nine months ended September 30, 2002 compared to $24.2 million in the nine months ended September 30, 2001. Research and development costs include software development costs and costs associated with internal drug discovery programs. The decrease in research and development expense is attributable primarily to cost efficiencies realized in the software business due to the consolidation of research efforts on its expanded product line, and further reductions in research and development expense are anticipated due to standardization of software products on a common platform. Research and development expense in the drug discovery business have also decreased due to the reduction of non-chemistry and biology research activities, however, efforts on internally funded programs could be accelerated in the near future which may result in higher costs.

        Sales, general and administrative expense increased by 14% to $50.5 million in the nine months ended September 30, 2002 compared to $44.4 million in the nine months ended September 30, 2001. The increase in sales, general and administrative expense is attributable largely to increases in sales staff and management infrastructure, particularly in Japan due to expected higher costs associated with direct sales efforts. Additionally, expense associated with a new facility and facility consolidation, severance, and unabsorbed consulting infrastructure in the current year period totaled approximately $2.1 million with no corresponding expense in the comparable prior year period. Additionally, approximately $1.0 million of the increase was attributable to the sales, general and administrative expense of Synomics Limited, acquired in June 2001, prior to which there was no comparable expense. Excluding the foregoing items, sales, general and administrative expense increased by 7%.

        A restructuring charge of $4.3 million was recorded in the third quarter of 2002 related to actions taken to improve the Company's financial performance. See Note 7 to Consolidated Financial Statements (Unaudited).

        No goodwill amortization was recorded in the nine months ended September 30, 2002 compared to $6.3 million in the nine months ended September 30, 2001. The decrease is attributable to changes in accounting rules. See Note 4 to Consolidated Financial Statements (Unaudited).

        No discontinued acquisition costs were recorded in the nine months ended September 30, 2002 compared to $0.4 million in the nine months ended September 30, 2001. Prior period amounts were reclassified from sales, general and administrative expense.

        Interest and other income, net, decreased 51% to $3.3 million in the nine months ended September 30, 2002 compared to $6.7 million in the nine months ended September 30, 2001. Interest and other income, net, in the comparable prior year period included a $0.7 million capital gain related to the sale of an investment. Approximately $2.6 million of the decrease is due to decreases in average investment balances and decreases in market interest rates, and the remaining difference relates to translation of certain current assets denominated in foreign currencies.

        The Company recorded an income tax provision of $0.5 million in the nine months ended September 30, 2002 compared to $0.8 million in the nine months ended September 30, 2001. The 2002 and 2001 tax provisions are primarily due to foreign taxable income generated by the software business. These provisions differ from the Federal tax rate primarily because of the effect of permanent book-tax differences, net operating loss carryforwards, and net operating loss carrybacks.

        No net income from discontinued hardware operations was recorded in the nine months ended September 30, 2002 compared to $0.3 million in the nine months ended September 30, 2001. Hardware re-sale operations were discontinued in 2001.

        As a result of the factors described above, the Company generated a net loss of $17.4 million ($0.74 per diluted share) in the nine months ended September 30, 2002, compared to a net loss of $17.1 million ($0.72 per diluted share) in the nine months ended September 30, 2001. Net loss in the prior year period was made up of a net loss from continuing operations of $17.4 million ($0.73 per diluted share) partially offset by income from discontinued operations of $0.3 million ($0.01 per diluted share). See Notes to Consolidated Financial Statements (Unaudited).

LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its activities to date primarily through the sale of equity securities, software licenses, software maintenance services, and drug discovery services. As of September 30, 2002, the Company had cash, cash equivalents, and marketable securities of $141.7 million, a decrease of $14.1 million, compared to $155.8 million as of December 31, 2001.

        Cash provided by operations increased by $3.7 million in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The net increase is primarily attributable to the effect of the restructuring expense, which was recorded in the current year period but not yet fully realized in cash. Cash used in investing activities increased by $13.2 million in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 due primarily to increased expenditures for information technology infrastructure, leasehold improvements at the new Accelrys facility in Cambridge, United Kingdom, and due to the timing of investments in marketable securities. Cash used in financing activities increased by $8.2 million in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 due primarily to purchases of treasury stock.

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

Item 3. Quantative and Qualitative Disclosures About Market Risk

        The Company is exposed to various market risks consisting primarily of changes in foreign currency exchange rates. The Company's international sales generally are denominated in local currencies. In the nine months ended September 30, 2002, approximately 54% of the Company's consolidated revenue was derived from customers outside the United States (including 36% from customers in Europe and 18% from customers in the Asia/Pacific region). As such, the Company's exchange rate risk is greatest for Dollar/Euro and Dollar/Yen fluctuations. When deemed appropriate, the Company engages in exchange rate-hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations. At September 30, 2002, the Company had no hedging transactions in effect.

        The Company does not use derivative financial instruments for trading or speculative purposes. However, the Company regularly invests excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. The Company believes the market risk arising from holding these financial instruments is minimal.

        The Company's exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on its investment portfolio since the Company has minimal debt. The Company ensures the safety and preservation of invested funds by limiting default risks, market risk, and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at September 30, 2002. However, declines in interest rates that occurred in 2001 and 2002 have resulted in, and will continue to result in, significant decreases to the Company's interest income in 2002 compared to amounts earned in 2001.

Item 4. Controls and Procedures

        As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

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

        Item 3.    Defaults upon Senior Securities—None

        Item 4.    Submission of Matters to a Vote of Security Holders—None

        Item 5.    Other Information—None

        Item 6.    Exhibits and Reports on Form 8-K

    (a)
    Exhibits

    99.1
    Certification by Joseph A. Mollica, Ph.D pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 in connection with the Quarterly Report of the Registrant for the quarter ended September 30, 2002.

    99.2
    Certification by John J. Hanlon pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 in connection with the Quarterly Report of the Registrant for the quarter ended September 30, 2002.

    (b)
    Reports on Form 8-K

    (i)
    Current report on Form 8-K filed September 10, 2002 reported under Item 5 relating to the adoption of a Stockholder Rights Plan effective September 4, 2002.

    (ii)
    Current report on Form 8-K filed September 26, 2002 reported under Item 7 relating to a presentation to investors on September 26, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACOPEIA, INC.
By:	/s/ JOHN J. HANLON John J. Hanlon Executive Vice President and Chief Financial Officer (Duly Authorized Officer)
Date: November 12, 2002

CERTIFICATION
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph A. Mollica, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Pharmacopeia, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of these disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ JOSEPH A. MOLLICA Joseph A. Mollica, Ph.D. Chairman of the Board, President and Chief Executive Officer

CERTIFICATION
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John J. Hanlon, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Pharmacopeia, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of these disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ JOHN J. HANLON John J. Hanlon Executive Vice President and Chief Financial Officer

QuickLinks

PHARMACOPEIA, INC. Form 10-Q Table of Contents
FINANCIAL INFORMATION
Pharmacopeia, Inc. Consolidated Balance Sheets (Dollars in thousands)
Pharmacopeia, Inc. Consolidated Statements of Operations (Unaudited, dollars in thousands, except per share data)
Pharmacopeia, Inc. Consolidated Statements of Cash Flows (Unaudited, dollars in thousands)
Pharmacopeia, Inc. Notes to Consolidated Financial Statements (Unaudited)
PART II OTHER INFORMATION
SIGNATURE
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002