Form 10-K
period 2002-12-31
PHARMACOPEIA INC
filed 2003-03-27
CIK 1002388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  0-27188

PHARMACOPEIA, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	33-0557266
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

PO BOX 5350, Princeton, NJ	08543-5350
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code  609-452-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.0001 per share	Nasdaq National Market

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒  NO ☐

The aggregate market value of voting stock held by non-affiliates of the Company as of January 31, 2003 was $110,186,518.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2003
Common stock, par value $0.0001 per share	23,612,423

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the 2003 Proxy Statement are Incorporated by Reference in Part III of this Report.

The Exhibit Index (Item No. 15) located on pages 66 to 70 incorporates several documents by reference as indicated therein.

PHARMACOPEIA, INC.

2002 Form 10-K

PART I

ITEM 1.  BUSINESS

Pharmacopeia, Inc. (“Pharmacopeia” or the “Company”) is a leader in enabling science and technology that accelerates and improves the drug discovery and chemical development processes.  Our software segment, Accelrys Inc. (“Accelrys”), develops and commercializes molecular modeling, simulation, informatics, and decision support software for the life sciences and materials research markets.  Our Drug Discovery segment, Pharmacopeia Drug Discovery, Inc. (“PDD”), integrates proprietary small molecule combinatorial and medicinal chemistry, high-throughput screening, in-vitro pharmacology, computational methods and informatics to discover and optimize lead compounds. Pharmacopeia is headquartered in Princeton, New Jersey and was incorporated in Delaware in 1993.  Our internet address is www.pharmacopeia.com.  Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available without charge on our website.

When used anywhere in this document, the words “expects”, “believes”, “anticipates”, “estimates” and similar expressions are intended to identify forward-looking statements. Forward-looking statements herein may include statements addressing our future financial and operating results. We have based these forward-looking statements on our current expectations about future events. Such statements are subject to risks and uncertainties including, but not limited to, the successful implementation of our strategic plans, the acceptance of new products, the obsolescence of existing products, the resolution of existing and potential future patent issues, additional competition, changes in economic conditions, and other risks described in documents we have filed with the Securities and Exchange Commission, including this report on Form 10-K in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Certain Risks Related to the Company as a Whole,” “Certain Risks Related to Intellectual Property,” “Certain Risks Related to Accelrys” and “Certain Risks Related to Pharmacopeia Drug Discovery,” and subsequent reports on Form 10-Q. All forward-looking statements in this document are qualified entirely by the cautionary statements included in this document and such filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this document. These forward-looking statements speak only as of the date of this document. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Following are more detailed descriptions of each of our two business segments.  Certain financial information for these segments is described in the Notes to the Financial Statements included in this report.

OUR SOFTWARE SEGMENT – ACCELRYS INC.

We operate our software business through Accelrys, a subsidiary established by bringing together five leading specialist software companies: Molecular Simulations Inc. (MSI) - simulation and modeling for life science and materials research; Synopsys Scientific Systems - chemical information management and data content; Oxford Molecular - cheminformatics, high throughput screening, and decision support solutions; Genetics Computer Group (GCG) - bioinformatics and gene sequence analysis software; and Synomics - middleware technology and consulting services for life sciences research.  A wholly owned subsidiary of Pharmacopeia, Inc., Accelrys has over 500 employees and active license agreements with most leading chemical, biotechnology and pharmaceutical organizations.  Our software covers disciplines including gene sequence analysis, proteomics, inorganic chemistry, and formulation design, to meet the needs of most research organizations.  Customers are supported by our worldwide organization headquartered in San Diego, CA.

ACCELRYS OVERVIEW

For companies in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries, innovation in the discovery and development of new products and the rapid, cost-effective commercialization of these products is crucial to success. Companies in these industries invest considerable resources in technologies that suggest productive new pathways for research projects, increase the efficiency of discovery and development processes, or enable them to maximize the use of corporate data, information and knowledge.  One such technology is software-based computation, analysis, informatics and knowledge management tools.  These tools allow users to simulate processes, predict the outcome of product designs, manage data and turn it into useful information, support decisions, and manage workflows.

Accelrys designs, develops, markets, and supports software and provides related services that facilitate the discovery and development of new products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries. Using our software products, researchers may increase the speed and efficiency of the research and development cycle, thereby reducing product development costs and shortening the time to market for new product introductions and process improvements. Our software customers include leading commercial, governmental and academic organizations. Many of the largest pharmaceutical, biotechnology, chemical, petroleum and semiconductor companies worldwide use our software. We market our products and services worldwide, principally through our global direct sales force.

Following are brief descriptions of our Accelrys software product lines.

Modeling and Simulation Software.  Many factors that affect a molecule, including activity, bioavailability, toxicity, shelf life and environmental impact, are governed by fundamental, properties such as shape, structure and reactivity, that are determined at the sub-atomic, molecular, or near-molecular levels. A spectrum of simulation technologies – quantum mechanical simulation, molecular simulation, and mesoscale simulation – predict these properties and help researchers discover new products, sharpen the focus of experimental activities and improve ultimate product performance. We are a leading provider of such modeling and simulation software.

We have a broad product suite consisting of over 100 application modules based on proprietary technologies that employ fundamental scientific principles, advanced computer visualization, molecular modeling techniques and computational chemistry. These products allow scientists to perform computations of chemical, biological and materials properties, to simulate, visualize and analyze chemical and biological systems, and to communicate the results to other scientists. Our products are based upon advanced software architectures that facilitate the development, integration and deployment of new software products. We also offer open access to our core software development environment, within which customers and third-party licensees can develop, integrate and distribute their own software applications for computational chemistry, biology and materials research.

We plan to continue enhancing our software product and service offerings for specialist computational chemists and biologists, who are the principal users of modeling and simulation products. In addition, we are broadening our user base by enabling straightforward access to these methods from personal computers to a much larger population of experimentalists, laboratory scientists and engineers.

Informatics Software.  We are a leading provider of tools to capture, store, manage, and mine scientific data and information.  Informatics is a well-established technology in the life sciences, where bioinformatics tools are integral to genetic and biological research, and cheminformatics applications are widely used to manage chemical information.  We are pioneering the application of similar tools in the materials research arena – so-called materials informatics has found early applications in formulation design and combinatorial materials science. Our bioinformatics solutions include a suite of programs enabling molecular biologists to search, edit, compare, map and align sequence data. Researchers use these to enable the analysis of DNA and protein sequences and structure, predict RNA secondary structure and annotate protein sequences. Such capabilities help them to use the genomic data that is being made available by projects such as the Human Genome Project.  In addition, we provide enterprise-wide data management and analysis tools that assist in the management of this data. These are based on the Oracle® architecture.  Data visualization and analysis capabilities allow this data to be viewed and understood on standard desktop computers.  Our cheminformatics software is based on standard database architectures such as Oracle and Microsoft® Access®. We provide data visualization and analysis software to search, retrieve, and use chemical structures, biological and chemical data, experimental data, and registration information. Many of these tools use industry standard software components and are compliant with applications such as Microsoft Excel®, allowing chemists to interact with chemical data within familiar productivity tools. We also use this component technology and our database architectures to build customized enterprise-wide systems for client companies.

ACCELRYS BUSINESS STRATEGY

Our objective is to strengthen Accelrys’ position as a leading provider of software-based computation, analysis, informatics and knowledge management products and services worldwide by providing a comprehensive set of integrated productivity tools that are integral to the enterprise-wide research and development activities of our customers, and by connecting these tools within an IT framework that makes it easier for research organizations to manage data, information, knowledge, and collaborative processes.  The key elements of our strategy to achieve this objective include:

Expand User Base.  We plan to increase sales to our key software accounts and pursue new software customers within existing markets. In addition, software will be targeted not only at a growing number of molecular modeling and simulation and gene sequence analyses specialists, but also at the much larger group of experimentalists (scientists and engineers). We believe we can leverage our strong relationships with modeling, simulation and analysis specialists to help promote the use of modeling, simulation and analyses methods by other scientists working in the same organization as the specialists.

Leverage Core Computational Technology and Maintain Technology Leadership.  We believe that our core modeling and simulation and gene sequence analysis technologies have helped position us at the forefront of computational methods technology providers. We intend to continue to make significant investments in research and development in order to improve the efficiency and predictive accuracy of this core technology and to maintain our technology leadership.

Enhance Technology Position.  We will strengthen our scientific and technical expertise through acquisitions and consortia, and through joint development projects with leading academic, governmental and industrial researchers.  We may continue to pursue acquisitions and strategic relationships with third parties in order to provide us with early access to new technologies, facilitate market acceptance of new products and reduce internal research and development investment.

Expand Informatics Market Share.  Our customers will need more sophisticated data and knowledge management tools as the use of modeling and simulation, gene sequence analysis and other computational methods expand, especially to the experimentalists, and as the amount of data about drug discovery and chemical development activities also continues to grow.  We will continue to improve and integrate our bioinformatics and cheminformatics offerings, and to leverage our relationships with customers, in order to achieve this growth.

Create Collaborative Systems and Environments.  We believe that the desire among our customer base to increase process efficiency across diverse workgroups and disciplines while managing and using enormous quantities of data and information has created a need for enterprise workflow and project management tools that help researchers to better collaborate and manage projects. We will continue to improve our offerings to include workflow and project management capabilities. As these product offerings expand, we also expect increased opportunities to tailor and customize work group and enterprise-wide solutions for customers.  The integration of informatics capabilities and provision of collaborative enterprise environment is being pursued through the development of an integrated software platform for discovery research delivered via the Discovery Studio™ product line to the life science market, and through the Materials Studio® product line to the materials and chemicals process industries.  We will develop our key modeling and informatics capabilities such that they are compatible with this platform.

ACCELRYS SCIENCE AND TECHNOLOGY

Following are more detailed descriptions of the science and technology supporting each of our various software product lines.

Modeling and Simulation. Our modeling and simulation technology delivers predictive models of chemical, biological and materials phenomena within an open environment. This technology simulates subatomic, interatomic and intermolecular interactions, and a wide range of corresponding properties, including molecular structure, activity, diversity, stability, morphology, solubility, adhesion, adsorption, diffusion, color, analytical spectra, and optical, electrical and mechanical properties. There are five primary classes of molecular and materials simulation methods, all of which are found in our products:

•                  Quantum Methods. Quantum methods, the most fundamental of our simulation methods, compute interactions at the level of electrons and nuclei. These methods are capable of simulating which chemical entities are stable, how chemical reactions occur, and properties such as reactivity, color and magnetism. These methods are computationally demanding. Historically, they have been applied to small, carefully selected models.  Technological advances, many driven by us and our partners, are now allowing quantum mechanical methodology to be applied more generally and to larger materials and systems.

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

•                  Mesoscale Methods.  Mesoscale methods study processes above the molecular scale that are critical to materials and chemical engineering properties.  These methods are particularly suited to predicting the properties and mixing behaviors of polymer mixtures, complex fluids, detergents and soft materials.

•                  Correlative Methods. Correlative methods identify interrelationships between structure and properties that can be used predictively. In many cases, it is known that macroscopic properties determine by molecular-level behavior, but the analytical details of these relationships are not known.  The quantitative structure activity relationship (“QSAR”) methods provide a framework in which to correlate molecular attributes and macroscopic properties. The framework can predict, to a reasonable degree of confidence, the properties of molecules that are comparable with a control set for which properties have been measured.

Platform Technologies. The computational methods outlined above are offered within an information technology framework designed to support the needs of today’s leading research organizations:

•                  Open Architecture. We pioneered an open scientific software architecture through our Cerius2® software, which includes an efficient data model; libraries of mathematical, chemical and graphical utilities; and a client/server data and communications management layer. The Cerius2 software, a modular, object-oriented system, is written principally in C++ and uses industry-standard protocols such as MOTIF and TCP/IP. This modular architecture is designed to provide streamlined access to the various methods described above, allowing their use in discrete, combined and packaged ways.  Our internal developers use the Cerius2 application programming interfaces (“APIs”) to create products. The same APIs are made available through the Cerius2 Software Developer’s Kit (“SDK”) to customers and third-party licensees.

•                  Desktop and Enterprise-Wide Access.  The Discovery Studio software delivers new platform technology that will provide a common data architecture and project management system for pharmaceutical-focused products.  The Discovery Studio software combines new technology, components from our architecture, and technology and expertise acquired along with Synomics in June 2001.  It is also the medium by which we can deliver molecular modeling and simulation desktop products for life sciences experimentalists, through client-server computing.  The server will be a workstation accessed through a corporate Intranet. The client application is created using industry-standard languages and protocols on a personal computer (“PC”), and incorporates powerful new technology that enables the display and manipulation of molecular structures and other data on the PC.

The Materials Studio software delivers similar benefits via desktop PC’s to users in the materials sciences. The client software provides a PC-based modeling and visualization environment from which users can set up, run and analyze computations on more powerful computer servers on their Intranet. The servers can be UNIX®workstations, Linux® servers or Windows® NT/2000® servers or workstations. The client software runs on Windows 95, 98, 2000, NT®, XP®, and Me®.

Our Cerius2 architecture, graphics and interface subsystems continue to be supported on Silicon Graphics® and IBM® UNIX workstations. Certain of the methods are also supported on vector supercomputers and on shared and distributed memory parallel architectures. Existing and planned Discovery Studio server software products will run on IBM and Silicon Graphics UNIX workstations. Existing and planned Materials Studio server software codes run on Silicon Graphics and HP UNIX workstations and Windows platforms.

Bioinformatics Software.  Our bioinformatics solutions enable the management and analysis of biological data and provide a wide range of gene sequence analysis capabilities.

•                  Gene Sequence Analysis.  The core technology serving the bioinformatics and gene sequence analysis market is contained within a suite of programs marketed under the name GCG® Wisconsin Package®. This contains over 130 programs covering the research needs of molecular biologists. Based on published algorithms from the fields of mathematical and computational biology, the GCG Wisconsin Package software includes sequence comparison, database searching and retrieval, DNA/RNA secondary structure prediction, editing and publication, evolutionary analysis, fragment assembly, gene finding and pattern recognition, importing and exporting, mapping, primer selection, protein analysis, and translation.

The computational and analysis capabilities of the GCG Wisconsin Package software run on UNIX workstations. They can be accessed through a variety of client user interfaces, enabling broad access to this technology. These include DS Gene sequence analysis software, a PC-based client running within the Discovery Studio product line; SeqWeb® software, a web browser-based interface that allows researchers to access the technology across corporate Intranets; SeqLab® software, enabling X-Windows-based access; and OMIGA™ software, which provides access to users of Windows operating systems. MacVector® sequence analysis software provides gene sequence analysis capabilities to users of Macintosh computers.

•                  Relational Databases.  SeqStore® software, our Oracle database technology, allows researchers to collect, organize and maintain genomic data and the results of analyses in in-house corporate databases. The SeqStore data warehouse makes data from separate groups available across the corporate structure. Dynamic update technology allows new data to be continually and automatically added to the database.

In-house developers can access the Oracle data from popular development tools across multiple platforms and multiple networks, including Microsoft’s VisualTools™, Open Database Connectivity (ODBC), Java®, Java Database Connectivity (JDBC), and Oracle Objects for OLE.

GCG Wisconsin Package software analyses can be applied to SeqStore databases – a process that can be automated as the data is updated, creating an automated sequence analysis pipeline that alerts the researcher to potentially valuable information as it is created.

•                  Data Content.  We provide our users with a wide range of public databases in convenient formats that can be updated at regular intervals through our data update services.  These include GenBank® and EMBL for nucleic acid sequences, SP-TREMBL protein translations of coding sequences, PIR protein sequences, NRL_3D sequence and three-dimensional structure, GenPept unannotated translations of GenBank sequences, REBASE restriction enzyme data, including specific restriction enzymes, SWISS-PROT well-annotated protein sequences, and PROSITE protein sequence motifs.

Cheminformatics Software. We provide software to manage chemical information, such as 2D chemical structure diagrams and associated property data.  This software ranges from chemical data management and analysis technology integrated with standard desktop productivity tools to enterprise-wide informatics systems. We also provide a number of software packages focused on particular applications of interest to the chemist, and a range of useful data content.

•                  Desktop tools.  The Accord for Excel, and Accord for Access software packages allow chemical objects to be stored and manipulated within standard Microsoft desktop productivity tools. This means that the researcher can view and analyze chemical data without the need to learn new software systems, and that the wide range of calculation and data management features available in these applications can be easily applied to chemical data without the need for us to develop and maintain specialist tools. The DIVA® and the Tsar® software technologies provide desktop decision support capabilities, allowing users to work with chemical structures, assay results and other chemical and biological data.

•                  Data content. We deliver a range of chemical databases. These include the Failed Reactions Database™ product, offering data on reactions that afford unexpected results, Solid-Phase Synthesis designed for chemists engaged in the design of combinatorial libraries, Metabolism and Biotransformations providing data on the metabolic fate of organic molecules, Methods in Organic Synthesis (MOS) containing over 3,000 new reactions each year, BioCatalysis covering biomolecule-mediated organic synthesis, Protecting Groups providing chemists with ready access to selected information on the full range of protecting group chemistry, and BIOSTER that provides a critical compilation of thousands of bio-analogous molecule pairs.

•                  Tools and Components. We enable IT professionals and scientific application developers to construct custom cheminformatics solutions through the Accord Chemistry Control™, Accord Grid Control™, Accord Developer Studio™, and Accord SDK products.

ACCELRYS PRODUCTS AND SERVICES

We offer a broad suite of software products and services designed to enable our customers to shorten product lead times, reduce research and development costs, improve product and process performance, manage and analyze chemical and biological data and information, and communicate more effectively both inside and outside an organization. These products and services incorporate the following attributes:

Validated Core Modeling Technology. The core technology underlying our modeling and simulation products consists of a number of fundamental, scientifically proven methods for conducting predictive computer modeling and analyses of chemical, biological and materials phenomena at the atomic and molecular level. This core technology is validated by over a decade of industrial use and by the publication of hundreds of presentations, papers and articles citing applications of this technology.

Broad Applicability. The validated core technology underlying our products enables us to offer products and services to a wide variety of industries, including the pharmaceutical, biotechnology, chemical, petrochemical, electronics, food, paper, agrochemical, aerospace, plastics, paint and natural gas industries. Our products simulate and analyze both small molecules that may be candidates for new drugs and more complex molecular structures such as proteins or the polymers found in advanced materials. These products are used in research applications as diverse as drug discovery, protein design and structure determination, crystallization and formulation, polymer property prediction, catalysis and development of electronic materials.

Data Management Compliant with Industry Standards. Our data management and analysis solutions are based on industry-standard technologies such as Oracle. This means that they are compliant with other corporate systems and retain the maximum openness and flexibility. Our technology ensures that these standards are enabled for chemical and biological data.

Open Architecture. Many of our products are based upon open architectures that allow customers, collaborators and third parties to develop software applications in the same development environment we use internally. Core molecular modeling functions are included in this open environment, which permits developers to focus on their particular scientific interests and increase the power and utility of their programs by integrating them with our products.

Ease of Use. Our software products are integrated, modular, focused on specific research areas or techniques, and accessible by intuitive graphical user interfaces (“GUI”). These enable experimentalists to use molecular simulation in a manner consistent with established analytical and laboratory techniques, in a user-friendly computational environment.

Increased Access. We have developed desktop product lines that target a broader group of users, including laboratory scientists and engineers.  Scientific researchers increasingly use software products running in the Microsoft Windows environment on desktop computers to search for, analyze and communicate scientific data, particularly within corporate Intranets. Our desktop products use familiar technology and are built upon our open architecture and validated core technology.

Based upon the science, technology and attributes described above, we provide a broad suite of software products used throughout the research and development cycle. We believe that offering a “single-shop,” integrated drug discovery and chemical development solution will be a significant benefit to our customers. In addition to these software modules, we also offer the following:

Integration Products and Services.  With most software modules, we offer customers and third-party licensees a standard environment in which to develop and integrate their own applications. These integration products provide an external developer with access to APIs used by our own internal development staff.  As a result, a developer can employ most of the functions, subsystems or methods embodied in or accessible through our products to integrate an external program or to create additional application functionality, with a corresponding GUI.

Databases.  Databases are a close adjunct to our software products. We create, maintain and sell a database of chemical reactions in connection with our cheminformatics product line. We also resell a number of scientific databases created by third parties.

ACCELRYS PRODUCT USES

Our software products are used in a variety of research areas within a number of industries. The principal research and development areas in which our software products are used include the following:

Sequence to Structure.  Our bioinformatics, proteomics, and structural biology software provides tools that enable researchers to tackle the range of problems inherent in moving from gene sequence data to fully characterized targets for drug discovery projects. This range of activities represents the early stages of the drug discovery process and is an essential pre-requisite for the structure-based route to drug discovery. Relevant problems include finding interesting sequences within the huge quantities of available genetic data, characterizing those sequences and relating them to particular functions, determining the secondary structure of DNA and RNA, determining the three dimensional molecular structure of proteins (often using data from analytical techniques such as NMR and X-ray diffraction), and understanding the relationship between this structure and function. The key product for gene sequence analysis is the GCG Wisconsin Package software, now augmented and accessible via DS Gene software. Products used in macromolecular structure determination and subsequent protein modeling include the DS Modeling™, the X-PLOR®, the Insight II® application modules, the QUANTA™, the Discover®, the CHARMm®, and the Felix™ software.

Lead Identification and Optimization.  The next step in drug discovery is the development and optimization of potential small molecule drugs based on these targets. Our rational drug design products allow the design of small organic therapeutics, based on a protein active site model or on activity data for a set of compounds. Related techniques are used to design and assess combinatorial molecular libraries that are screened for desired activity using high throughput experimentation. We thus bring together the worlds of computation and experimentation. The large quantities of data generated by such activities can be managed and analyzed using our informatics tools – the results inform more focused testing and design. Rational drug design and combinatorial chemistry products include the Catalyst®, the Cerius2 and the Insight II application modules, and the QSAR™, the Discover, and the DS MedChem Explorer™ software.  Cheminformatics tools applied to manage relevant data are based on the Accord Enterprise Informatics product.

Development and Formulation.  Following the discovery process, a drug must be delivered successfully – administered as a crystalline solid in a pill, or through some other mechanism such as a patch or spray. Our crystallization software solves a range of problems that are important to the development and formulation of pharmaceuticals – for example, establishing possible crystalline structures for the solid material of a pill. Such problems are critical across the chemicals industries, affecting products such as paints, pigments, and petrochemicals. Our crystallization products are delivered as the Cerius2 and the Materials Studio application modules. Development of new and improved products is also achieved through formulation – varying the process and proportions in which known components are combined. Our software can optimize this process for products including drugs, foods, cosmetics, personal care products, detergents, plastics, and specialty chemicals. We serve formulators through the MS FAST™ informatics software.

Improving Materials and Processes in the Chemicals Industry. Many of our other solutions support the design of improved products and processes across the chemicals industry. Two key technology areas in this respect are polymer science and catalysis. Polymer modeling products are used by researchers in the chemical, plastics, rubber, adhesives, petrochemical, aerospace and automotive industrial sectors to analyze and predict polymer properties and establish the link between these properties and the molecular-level structure of the material. Our polymer software products allow these researchers to construct and characterize models of polymers and predict key properties, such as blend compatibility, mechanical behavior, cohesion and adhesion to surfaces. Our polymer products include the Cerius2 and the Insight II application modules – the full range of polymer technology is now extended and available within the Materials Studio product line through the Discover, the Equilibria™, and the MesoDyn™ modules. Our catalysis products are used by companies in the chemical, petrochemical, natural gas and plastics industries and by catalyst manufacturers to characterize catalysts and sorbent materials, to simulate thermodynamic and reactivity data, and to understand and control chemical reactions. Our products are used to characterize and design metallocene catalysts, zeolites and other molecular sieves, and metal oxides. Legacy products include the Cerius2 and the Insight II application modules. This range is now available and extended within the Materials Studio product line through the Discover, the DMol3™, and the CASTEP™ modules.  Through the MS CombiMat™ product, informatics methods are now applied to assist combinatorial materials science – a rapidly emerging technology in the search for new catalysts, polymers, and other materials.

Other Materials-based industries.  Our products find a broad range of applications across industries including electronics, aerospace, structural materials, automotive and energy. In electronics, for example, the trend toward microminiaturization of electronic devices has created a need for improved processes and materials. Semiconductor and electronics companies use our software products to understand surface chemistry, defects, thin oxide layers, magnetic properties, and the performance of new packaging materials. Legacy products include the Cerius2 and the Insight II application modules.  This range is now available and extended within the Materials Studio product line through the Discover, the Dmol3, and the CASTEP modules.

ACCELRYS SOFTWARE CUSTOMERS

Our software customer base consists of leading commercial, governmental and academic organizations. No single customer accounted for more than 10% of our software revenues during the fiscal year ended December 31, 2002.

Industrial Customers. Our industrial customers include many of the largest pharmaceutical, biotechnology, chemical, petroleum and semiconductor companies worldwide. In each of the past three fiscal years, a significant portion of our total software revenue has been derived from pharmaceutical, biotechnology and chemical companies.

Governmental Customers. Many governmental institutions in the United States, Canada, Europe and the Asia/Pacific region use our software products.

Academic Customers. Many universities in the United States, Europe and the Asia/Pacific region use our products. This use historically has been for purposes of academic research, but we believe our products increasingly may be used as a part of formal university teaching curricula.

ACCELRYS STRATEGIC AND ACADEMIC ALLIANCES

We have entered into a number of strategic alliances relating to product development, product distribution and joint marketing. We plan to continue to cultivate relationships with academic, governmental and commercial research organizations for purposes of identifying and licensing new technology to use in product development. In addition, we plan to maintain and expand our alliances focusing on the compatibility of our products with databases and database management systems, other computational chemistry and molecular simulation products, and products in related markets such as laboratory instrumentation. We also intend to continue to enter into porting and joint marketing arrangements with hardware vendors on whose systems our products operate.

SOFTWARE CONSORTIA

Since 1986, we have formed a number of consortia with outside parties, commonly for purposes of market expansion and product development. We believe the formation and management of these consortia helps us focus on topical industrial needs, and establishes the consortia members as an initial customer base for our products. We believe our consortia also help us establish valuable working relationships with leaders in our target markets.

ACCELRYS SALES AND MARKETING

We market our software products and services worldwide. In the United States, Europe and Asia, we have direct sales forces, consisting of field sales, certain distributor arrangements, and telesales representatives.  Certain of the telesales representatives focus exclusively on sales to academic researchers.  The direct sales representatives and remaining telesales representatives work in teams selling to commercial and governmental accounts in assigned geographic territories.  The direct sales representatives typically focus on larger accounts and transactions and work closely with our pre-sales support scientists in order to demonstrate our products and their applicability to various research and development efforts.  Our remaining distributor relationships are focused in the Asian market, and complement the direct sales approach recently implemented.

In support of our sales activities, we participate in industry trade shows, publish our own newsletters, place advertisements in other industry publications, publish articles in industrial and scientific publications, conduct direct mail campaigns, sponsor industry conferences and seminars, and maintain a World Wide Web home page that contains information about us and our product and service offerings.

Our software customers’ buying habits have historically resulted in a higher concentration of sales in the last quarter of the calendar year.

ACCELRYS PRODUCT DEVELOPMENT

Development of our software is focused on expanding software product lines, designing enhancements to our core technology and integrating existing and new products into our principal software architectures. We intend to offer regular updates to our products and to expand our existing product suite. A key component of our product development activities is the extension of our core UNIX-based software architecture to accommodate access to our products from desktop computers.

We license software products or otherwise have acquired software products from corporate, governmental and academic institutions. These arrangements sometimes involve joint development efforts and frequently require the payment of royalties by us. The development and royalty obligations, scope of distribution rights, duration and other terms of these arrangements vary depending on the product, the market, resource requirements, the other parties with which we contract and other factors. We intend to continue to license or otherwise acquire technology or products from third parties.

We have also developed products with funding and direction from customers through our consortia activities, see “Business - Software Consortia,” and we may continue to develop products as part of our consortia arrangements with customers.

ACCELRYS CUSTOMER SERVICE AND SUPPORT

We are committed to providing customers with superior support including telephone, electronic mail, fax and Internet-based technical support services; training; user group conferences; and targeted contract services involving application of our technology and scientific expertise to particular research needs of customers. We believe that customer service, support and training are key to the adoption and successful utilization of our products.

Purchases of multi-year licenses to use our software products include one year of maintenance services, consisting of technical support and software upgrades. Thereafter, we offer renewals of maintenance services on an annual basis for an annual fee. Annual licenses to use our software products generally include all maintenance services. Most of our customers contract for maintenance and support services. These give customers access to new releases, technical notes, documentation addenda and other support which enables customers to utilize our products more effectively, including access to our technical and scientific support personnel during extended business hours. Through our distribution channels, we offer training conducted by staff knowledgeable in both the theory and application of our products. Technical newsletters and bulletins and advance notification about future software releases are sent to customers to keep them informed and to help them with resource allocation and scheduling. To maintain an ongoing understanding of customer requirements, we sponsor scientific symposia and user group meetings throughout the year.

ACCELRYS COMPETITORS

The market for our software products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our competitors offer a variety of products and services to address this market. We believe that the principal competitive factors in this market are product quality, flexibility, ease-of-use, scientific validation and performance, functionality and features, open architecture, quality of support and service, reputation and price. Competition currently comes from the following principal sources: other software packages for analysis of chemical and biological data; desktop software applications, including chemical drawing, molecular modeling and analytical data simulation applications; consulting and outsourcing services; other types of simulation software provided to engineers; and firms supplying databases, such as chemical or genomic information databases, database management systems and information technology. In addition, certain of our licenses grant the right to sublicense our software. As a result, our customers and third-party licensees could develop specific simulation applications using our technology and compete with us by distributing such programs to potential customers. Customers or licensees could also develop their own modeling, simulation, analyses, bioinformatics or cheminformatics technology and cease using our products and services. Further, they may choose to sublicense such technology.

Certain of our software competitors and potential competitors have longer operating histories than us and have greater financial, technical, marketing and other resources. Further, many of our competitors offer products and services directed at more specific markets than those targeted by us, enabling these competitors to focus a greater proportion of their efforts on such markets. Certain offerings that are competitive with our products and services are developed and made available by governmental organizations and academic institutions, and these entities may be able to devote substantial resources to product development and also offer their products to users for little or no charge. There can be no assurance that our current or potential competitors will not develop products, services or technologies that are comparable to, superior to, or render obsolete, the products, services and technologies we offer. There can be no assurance that our competitors will not adapt more quickly than us to technological advances and customer demands, thereby increasing such competitors’ market share relative to ours. Any material decrease in demand for our technologies or services may have a material adverse effect on our business, financial condition and results of operations.

ACCELRYS INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also have eleven United States patents. We believe that factors such as the technological and creative skills of our personnel, new product development, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technological leadership position. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Further, there can be no assurance that our patents will offer any protection or that they will not be challenged, invalidated or circumvented. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In limited instances, we have licensed source codes of certain products to customers or collaborators. For these reasons, policing unauthorized use of our products may be difficult. In addition, the laws of some foreign countries do not protect proprietary rights as fully as do the laws of the United States.

There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate. There can be no assurance that third parties will not claim infringement by us of their intellectual property rights. From time to time, we receive letters from third parties claiming or suggesting that our products may infringe patents or other intellectual property rights. We have investigated these matters and believe that they are immaterial to our software operations. There can be no assurance, however, that our products do not infringe upon the patent or other intellectual property rights of third parties, that we will not be required to seek licenses for or otherwise acquire rights to technology as a result of claims of infringement or that other companies will not bring infringement suits against us. We expect in general that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segments grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements.

Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event of a successful claim of product infringement against us, our failure or inability to license or design around the infringed technology would have a material adverse effect on our business, its financial condition and its results of operations.

From time to time, when we deem it advisable, we challenge potentially conflicting patent rights asserted by third parties.  For example, in November 2002, we and six other companies filed Notices of Opposition in the European Patent Office (the “EPO”), seeking to prevent the issuance of Symyx Technologies, Inc. European Patent Application EP1080435, entitled “Design of Combinatorial Material Libraries.”  This EPO matter is at an early stage, and no decision by the EPO is expected until at least 2004.

OUR DRUG DISCOVERY SEGMENT – PHARMACOPEIA DRUG DISCOVERY, INC.

In May 2002, we transferred substantially all of the assets, operations and business of our Drug Discovery segment (which had been operated as a division since its inception in 1993) into a new, wholly owned subsidiary of the Company, Pharmacopeia Drug Discovery, Inc. (“PDD”). As a result of this transaction, we operate both our Software and Drug Discovery businesses through wholly owned subsidiaries of the Company (Accelrys and PDD, respectively). In determining to reorganize our business in this manner, our Board of Directors concluded that such an organization would benefit the Company and our stockholders by, among other things, enabling our management to better focus on designing and implementing strategies intended to enhance the operating performance of each discrete business segment, thereby enhancing our ability to optimize our consolidated financial results and equity value; creating a stronger marketplace identity for our business segments through utilization of a corporate entity structure for each unit; establishing parallel corporate structures across our two operating units; and promoting our corporate objective of managing risks and limiting liabilities arising from the operation of each of our businesses.

Our PDD business applies our proprietary combinatorial chemistry technology, Encoded Combinatorial Libraries on Polymeric Support (“ECLiPS®”), computational modeling, discovery biology, medicinal chemistry, ultra high-throughput screening and applied engineering to identify, enhance and optimize potential drugs. To date, our scientists have synthesized more than seven million diverse small molecules with drug-like characteristics. This unique collection, integrated with various other platform capabilities supports the following programs:

•                  Lead Discovery.  We utilize our multi-million compound sample collection of novel small molecules and expertise in assay development, high-throughput and ultra high-throughput screening to identify compounds active against drug targets

•                  Lead Optimization.  We utilize our broad chemistry expertise, including combinatorial chemistry, medicinal chemistry, and parallel synthesis, together with advanced biological screening and ADME, to enhance and optimize potency, selectivity and other criteria of lead compounds and evolve them into potential clinical candidates.

•                  Collaborative Drug Discovery.  Our Lead Discovery and Lead Optimization capabilities are combined to create a total collaborative research effort. These collaborations are customized, utilizing the full scope of our technology platforms, to deliver results that are consistent with desired goals and timelines.

A major challenge in the drug discovery process is the generation and evaluation of large numbers of diverse and readily identifiable small molecule compounds to find new, orally active drugs. Our encoding technology, ECLiPS, enables us to generate hundreds of thousands of small molecule compounds at a fraction of the cost of traditional chemical synthesis methods. We use “Direct Divide” combinatorial chemistry to build collections, or libraries, of 10,000 to 500,000 or more small molecule compounds by performing only 50 to 200 individual chemical reactions. Our ECLiPS technology offers substantial productivity improvements as compared to the 10,000 to 500,000 or more reactions that would be required to prepare similarly sized chemical libraries by synthesizing each compound individually. The ECLiPS technology productivity advantage results from the synthesis of compounds on tiny plastic beads in large mixtures. After each solid phase synthesis step, proprietary tag sets are attached to the beads to indicate the chemical building block and reaction conditions used in that step. These stable, easily detectable tag sets enable the rapid identification from the mixture of any compound that is active in a biological screening assay. This tagging technology is licensed exclusively from Columbia University (“Columbia”) and Cold Spring Harbor Laboratory (“Cold Spring”).

Another challenge addressed by our drug discovery science and technologies is the ability to accurately and rapidly test chemical compounds against biological targets. We use 96-well, 384-well, and 1,536-well screening formats to identify compounds active against our partners’ drug discovery targets. Our 384-well and 1,536-well formats offer significant throughput improvements and cost reductions compared to the industry-standard 96-well format.

To assist in the modeling of potential drugs, the simulation of interactions between chemicals and biological targets and the collection, storage and use of the data generated from our drug discovery activities, our PDD segment makes extensive use of Accelrys’ products, software designed in-house and software purchased from other vendors.

Our Drug Discovery technology supports our pharmaceutical and biotechnology customers in improving their drug discovery productivity. Our objective is to be among the industry leaders in the discovery and optimization of novel drug candidates on behalf of our customers. Our commercialization strategy is to pursue collaborations with pharmaceutical and biotechnology companies. Pursuant to collaborative agreements, we leverage our multi-million compound sample collection and abilities in high-throughput screening to perform Lead Discovery and Lead Optimization Services for customers. Our Drug Discovery technology strategy is to enhance productivity through cost reductions and increased throughput, to increase the size and quality of our library compound collection and our high throughput screening capabilities, and to build our knowledge base of the relationships between chemical structures and biological targets for use in future drug discovery programs.

Focusing on Lead Discovery and Lead Optimization Services for drug discovery, we seek customers to develop, manufacture, market and sell resulting drugs. In 2002, we initiated and continued Lead Discovery and Lead Optimization Service contracts with several pharmaceutical and biotechnology customers for collaborations using our large collection of novel, small molecules and high-throughput screening.  These customers include Schering Plough, N.V. Organon, Novartis, Boehringer Ingelheim, Takeda, Antigenics, Ester Neurosciences, Locomogene, AstraZeneca, Schering AG, Kowa Company, Progenics, Otsuka Pharmaceutical Factory (“Otsuka”), and Mitsubishi-Tokyo Pharmaceuticals (“Mitsubishi”).

In 2003, PDD created a strategic partnership with Wu Xi Pharma Tech to provide chemistry services and research development to pharmaceutical and biotechnology companies. PDD will offer chemistry support for pre-clinical and research and development programs such as the synthesis of combinatorial chemistry templates, compound libraries, individual compounds, process research and development and scale up. In addition, PDD will design and market targeted libraries of discrete compounds biased towards particular disease related families of targets.

DRUG DISCOVERY BUSINESS STRATEGY

Our objective is to be an industry leader in the discovery and optimization of novel drug candidates on an outsourced basis. We seek to minimize our financing requirements and accelerate profitability by pursuing drug discovery collaborations with multiple pharmaceutical and biotechnology companies. We do not currently plan to develop, manufacture and sell our own pharmaceutical products. Our business strategy exploits the emerging trend in the pharmaceutical industry to outsource certain products and services that can be more efficiently provided by third parties. Our commercialization and technology strategy has several components.

•                  Commercialization Strategy. Our commercialization strategy is to provide lead compounds and optimized lead compounds to multiple pharmaceutical and biotechnology customers. Under these arrangements, PDD customers are responsible for the clinical development and eventual manufacture and sale of any resulting drugs. Generally, customers compensate us through (i) funding or fees during or upon completion of our services and (ii) milestone payments and royalties on any drugs based on our technology and developed by our customers. Each collaboration is tailored to the individual customer’s needs, but is developed within the frameworks of Lead Discovery and Lead Optimization Services.

•                  Technology Strategy. Our Drug Discovery technology strategy is to enhance productivity through cost reductions and increased throughput and to build our library collection and our knowledge base of the relationships between chemical structures and biological targets for use in future drug discovery programs.

•                  Enhance Productivity. We seek to leverage our existing technology by increasing productivity through cost reductions and significant increases in throughput. Our internal research and development efforts focus on: (i) advances in our automated systems; (ii) the development of enhanced software; (iii) the development of new materials and reactions for solid phase synthesis; and (iv) new high throughput screening formats.

•                  Develop Collection of Libraries and Knowledge Base. We have built sets of libraries that aggregate millions of compounds available for future screening programs. This collection of compounds will increase as new libraries are created and as outlicensed libraries are returned to PDD upon the expiration of customers’ exclusivity periods. We believe that this growing library collection will provide a valuable source of leads for future drug discovery programs. We also intend to build a knowledge base of the relationships between classes of chemical structures and classes of biological targets. This knowledge base will grow as our designs, synthesizes and screens large numbers of compounds against a growing number of targets. We believe that this knowledge base will provide a future competitive advantage by enabling us to more quickly identify active compounds for newly identified targets.

DRUG DISCOVERY PROGRAMS

We have several active Lead Discovery and Lead Optimization programs for drug discovery underway with our customers. Previously, we funded the identification and optimization of lead compounds for targets that we had chosen in various therapeutic areas. In 1999, a strategic decision was made to substantially reduce work on self-funded drug discovery programs. Rather, we are now primarily pursuing only those projects that are funded by our customers.

DRUG DISCOVERY CUSTOMERS

In 2002, we performed drug discovery for a number of pharmaceutical and biopharmaceutical customers, including Schering-Plough, N.V. Organon, Novartis, Antigenics, AstraZeneca, Schering AG, Boehringer Ingelheim, Ester Neurosciences, Kowa, Locomogene, Takeda, Progenics, Otsuka, and Mitsubishi. Drug discovery revenue from one such customer represented approximately 50% of PDD’s revenue and 12% of our consolidated revenue in 2002.  Further, as noted under “Risks Related to Pharmacopeia Drug Discovery,” our contract with this key customer expires in accordance with its terms in October 2003. We are currently in discussions with the customer concerning the renewal of this agreement. There can be no assurance that such a renewal will be entered into or that the terms (if any) of such a renewal will be as favorable to us as the current agreement.  The loss of this customer would have a material adverse effect on our PDD business and on our company taken as a whole.

DRUG DISCOVERY TECHNOLOGIES

A major bottleneck in the drug discovery process is the limited number and limited diversity of available chemical compounds. Using traditional manual chemical synthesis techniques, a chemist is usually able to synthesize only 25 to 50 compounds per year. The low productivity of manual synthesis severely constrains the number of compounds available for screening in order to identify active compounds and provide the basis for initial structure-activity relationships (“SAR”) analysis. Manual synthesis also slows the optimization process by limiting the number of analogs synthesized and tested.

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

We believe that our drug discovery technology offers a unique solution to the bottleneck that constrains the drug discovery process. Our combinatorial chemistry technology generates large, diverse libraries of the small molecules favored by pharmaceutical companies for development. Most importantly, our technology uses solid phase synthesis and an encoding system to permit rapid identification of compounds synthesized in combinatorial mixtures.

The ECLiPS technology uses a patented “Direct Divide” approach to combinatorial chemistry to build collections, or libraries, of 10,000 to 500,000 or more small molecule compounds by performing only 50 to 200 individual chemical reactions.  This “Direct Divide” approach yields a more controlled distribution of final compounds than does the “pool and split” method currently used by certain other companies in drug discovery and previously practiced by us. We are able to synthesize a large number of widely diverse libraries of small molecule compounds because our chemists can combine a nearly unlimited set of chemical building blocks using a wide variety of reactions.  Although large libraries of peptides, oligonucleotides and other oligomers can be generated, their diversity is constrained by the limited number of building blocks and the fewer reactions available to combine them.

We use ECLiPS technology to build libraries of small, low molecular weight compounds, predominantly heterocycles. These low molecular weight compounds are preferred by pharmaceutical companies because they are more likely to be orally active (effective as drugs in tablet or capsule form), tend to have longer duration of action and are less expensive to manufacture. In contrast, natural peptide and oligonucleotide drugs are usually degraded by human digestive system enzymes and generally must be administered by injection. In addition, peptide and oligonucleotide drugs are often quickly eliminated from the body, which limits their duration of action.

The ECLiPS technology allows us to quickly identify the chemical structure of individual small compounds synthesized in combinatorial mixtures. This identification is made possible through the use of our encoded solid phase synthesis technology. Solid phase synthesis generally refers to the synthesis of compounds on tiny plastic beads. Encoding refers to the tag sets that we attach to each bead as a compound is synthesized. These tag sets allow us to rapidly identify the chemical structure of each compound.

Our drug discovery approach encompasses the ECLiPS technology, assay technology, production automation, information systems and quality assurance programs, as more fully described below.

ECLiPS Technology.  The ECLiPS technology is a central component of our Drug Discovery business. The ECLiPS technology includes solid phase synthesis, combinatorial chemistry, and sets of encoding molecules.

•                  Solid Phase Synthesis.  We have developed proprietary methods and procedures for performing a variety of small molecule chemical reactions on tiny plastic beads. In this approach to chemical synthesis, known as solid phase synthesis, compounds are bound to these tiny plastic beads using special linkers. This approach offers several advantages over solution phase synthesis. Solid phase synthesis can often result in higher yields because the beads can be repeatedly re-exposed to reactants until the desired reaction product has reached a satisfactorily high yield. Solid phase synthesis also facilitates the isolation of individual compounds. Beads can be washed with solvents to remove byproducts, and an individual compound can then be isolated from a mixture by removing a single bead and breaking the linkage to detach the compound from the bead.

We believe that our experience in solid phase synthesis of diverse, heterocyclic, small compounds is a key competitive advantage. Large, diverse libraries of these small molecules are more difficult to synthesize than libraries of oligonucleotides or peptides. The great diversity of chemical building blocks and the variety of chemical reactions that must be used in synthesizing these small molecules require a wide range of reaction conditions, including temperature, pH, solvents, catalysts and other variables. Each chemical reaction must be optimized to achieve high yields of the desired compound.

•                  Combinatorial Chemistry.  Our ECLiPS technology employs “Direct Divide” combinatorial chemistry. For example, a chemist using a five-step reaction sequence and ten building blocks per step can synthesize a mixture of 100,000 different chemicals by performing only 50 chemical reactions. Using larger numbers of building blocks or steps can create larger libraries. This technology offers substantial productivity improvement in comparison to parallel synthesis and other techniques currently employed to generate chemical libraries. Parallel synthesis is the performance of a series of individual chemical reactions, usually several dozen simultaneously, typically using robotics. In parallel synthesis, 111,110 individual chemical reactions would be required to synthesize the same 100,000 compounds that our technology can accomplish in 50 reactions. Parallel synthesis requires extensive labor and time and a significant capital investment in robotics. The labor and time disadvantage increases exponentially with library size.

•                  Sets of encoding molecules.  We overcame the challenge of identifying active compounds from combinatorial mixtures through our use of a proprietary collection of chemically stable small molecules, or tag sets, to encode each bead used in solid phase synthesis. This enables us to quickly identify the structure of an active compound prepared using the “Direct Divide” technique without resorting to deconvolution, a process in which an active compound must be “reverse engineered” by resynthesizing and testing various component combinations until the structure of the active compound is deduced. During each step of our solid phase synthesis process, specific tag sets are attached to the beads to indicate the chemical reagent and reaction conditions used in that step. By the end of the synthesis process, each bead has collected tag sets that represent all of the building blocks used to create the compound on that bead. When an active compound is found in an assay, the bead from which the active compound was extracted is analyzed. The tag sets are detached from the bead using specific chemical reactions that break the linkage between the tag sets and the bead. The detached tag sets are read using conventional gas chromatography techniques. The results, which resemble a bar code, are captured in a database that identifies and stores data regarding the active compound.

Our proprietary tag sets have the following important characteristics:

•                  Stability.  Our proprietary tag sets are relatively unreactive. For this reason, the tag sets do not break or decompose as a result of heat, vigorous shaking or other harsh reaction conditions. Thus, the tag sets rarely interfere with or limit the solid phase chemical reactions used to create potential new drug compounds. By contrast, the oligonucleotides and peptides used as tags by some companies are more fragile because they are more reactive. These large molecule tags may therefore interfere with chemical reactions or may be decomposed or altered chemically during compound synthesis. These factors constrain the range of chemicals that can be synthesized in solid phase when oligonucleotide or peptide tags are used.

•                  Size and Detectability.  In contrast to the relatively large size of oligonucleotide and peptide tags, our tag sets are small and easy to attach to and detach from the beads. The highly sensitive detection methods available for these tag sets allow PDDS to use them in extremely small quantities. Our tag sets do not occupy a significant portion of the beads’ capacity and do not interfere with the extraction or testing of detached compounds.

Thus, using our proprietary ECLiPS technology, we can synthesize a large combinatorial mixture of compounds and rapidly identify the specific structure of individual active compounds found in the library. As of December 31, 2002, we had used our ECLiPS technology to synthesize libraries containing an aggregate of more than 7.4 million unique chemical compounds. Many of these libraries have initially been licensed to customers for their exclusive use for varying periods of time.

Assay Technology.  The second component of our drug discovery approach is our proprietary assay technology. We employ 96-well, 384-well and 1,536-well microtiter plate solution phase assays to evaluate the biological activity of compounds in our libraries.

Each screening well in our 1,536-well ultra high-throughput screening (“UHTS”) system accommodates a 1-microliter volume for conducting the assay. This compares with a 100-microliter volume required in each well of a 96-well plate. Thus, compound and reagent consumption is reduced by 99%. In addition, each plate represents over 1,500 tests rather than 96.  We have been developing this 1,536-well system internally and through contractors, vendors and collaborators since 1996.

We have improved the 96-well, the 384-well and the 1,536-well microtiter plate assays we perform for our collaborators. These improvements include increasing the sensitivity of detection, increasing the number of assays that can be run daily, reducing labor and materials required to execute assays and allowing simultaneous collection of information on the activity of a single compound against multiple targets.

In 2002, we completed several million tests of our library compounds for activity against biological targets such as receptors or enzymes.  For primary screening, we often include 10-20 compounds per well to perform a quick survey of a library’s activity.  If assay results suggest that some compounds in that library are active, then compounds from that library are tested individually.

Production Automation.  Production automation technology is another important component of our integrated drug discovery approach. We have developed proprietary instruments and methods for quickly and cost effectively manipulating large numbers of small plastic beads and the compounds that are detached from these beads. Our proprietary technology includes bead washing and synthesis vessels that support the synthesis process. The production automation technology also includes proprietary engineering methods and automated systems for placing individual compounds in 96 to 1,536-well microtiter plates and processing these plates in preparation for screening. Screening a single 50,000 compound library against 20 or more targets can require the loading, processing and testing of thousands of 96-well microtiter plates.

Information Systems.  We have developed proprietary software to support our drug discovery activities. Our information systems assist our scientists in managing the extensive data generated during library production and testing. First, the software tracks the chemical building blocks, reaction steps and tag sets used to create each library. Our systems then track the thousands of bar-coded microtiter plates filled and processed as libraries are screened. As active compounds are identified and decoded, our software integrates the tag set decoding results with the original library design database to quickly provide our scientists with the specific chemical structure and synthesis steps for the active compound.

Our information systems also include analytical and database tools. Databases of available chemical building blocks and reactions are used as reference sources in the library design process. Molecular modeling, structure analysis and statistical programs are available for designing optimization libraries. In addition, analytical and database software is used to collect and analyze the results of individual assays.  PDD uses Accelrys products, thereby significantly enhancing our ability to use informatics in the drug discovery process.  See “Pharmacopeia’s Software Segment – Accelrys Inc.”

As we continue to build our chemical libraries and accelerate our high-throughput screening activities a sizable amount of SAR information is emerging from these activities, which is being stored in our information systems. We have the ability to access this SAR information for our own internal use or to assist existing and new customers in the search of candidate molecules that interact with specific targets.

Quality Assurance.  Our drug discovery approach includes an extensive quality assurance program. As libraries are synthesized, representative compounds are analyzed at each reaction step to assure that yields are high and compounds are sufficiently pure. During library production, samples are tested at each reaction step to assure that the tag sets have been satisfactorily attached and can be decoded. Representative compounds are also tested to identify optimal solvents and detachment conditions for removing compounds from beads to perform screening assays. Production plates containing compounds for screening include control samples to further assure that plates to be screened in assays have been prepared appropriately.

DRUG DISCOVERY COMPETITORS

Many organizations are actively attempting to identify and optimize compounds for potential pharmaceutical development. We compete with the research departments of pharmaceutical companies, biotechnology companies, other combinatorial chemistry companies and research and academic institutions.

Many of these competitors have greater financial and human resources, and more experience in research and development, than we.  Historically, pharmaceutical companies have maintained close control over their research activities, including the synthesis, screening and optimization of chemical compounds. Many of these companies, which represent the greatest potential market for our products and services, are developing combinatorial chemistry and other methodologies to improve productivity, including major investments in robotics technology to permit the automated parallel synthesis of compounds. In addition, these companies may already have large collections of compounds previously synthesized or ordered from chemical supply catalogs or other sources against which they may screen new targets. Other sources of compounds include compounds extracted from natural products such as plants and microorganisms and compounds created using rational drug design. Academic institutions, governmental agencies and other research organizations are also conducting research in areas in which we are working, either on their own or through collaborative efforts.

We compete with several alternative technologies in the design and synthesis of new chemical libraries for drug discovery programs. Combinatorial chemistry libraries of oligonucleotides and peptides can be synthesized in extremely large numbers. These molecules are also sequenceable, making it easy to identify the structure of an individual oligonucleotide or peptide found to be active in an assay. However, oligonucleotides and peptides are not usually effective as oral drugs because they are usually not bioavailable. These molecules are also usually quickly metabolized in the human bloodstream. Other, unnatural oligomer libraries have also been prepared, but these are less easily sequenceable than peptides and oligonucleotides. In addition, unnatural oligomer libraries lack the diversity of structures of the small molecule libraries we prepare.

Libraries of small molecule compounds, which are preferred as drug candidates due to their increased potential for oral bioavailability and long duration of action, are being developed using competitive techniques. Three such techniques are based on “pool and split” solid phase combinatorial chemistry. The first uses oligonucleotide or peptide tags on each bead to identify each synthesis step. These large molecule tags are relatively fragile, which limits the nature of reaction conditions (temperature, pressure, etc.) and reagents (acids, bases, etc.) that can be used to build compounds. In addition, these large molecule tags complicate the synthesis of compounds or beads. Our proprietary tag sets, in comparison, are durable, simple to attach and detach, and allow us to make larger and more diverse libraries of small compounds. The second “pool and split” combinatorial chemistry technique uses deconvolution to identify the chemical structure of compounds found active in assays. Deconvolution is a slow, labor-intensive process, and may require several weeks of scientists’ time to determine the structure of a single active compound. Our tag sets permit hundreds of structures to be determined each day. The third “pool and split”

combinatorial chemistry technique uses what are referred to as “hard tags” and is proprietary to a specific large pharmaceutical company.

A fourth competitive approach is to perform a series of individual chemical reactions, typically using a robotic system. The result of robotic synthesis is compounds in individually labeled vessels. Robotic synthesis also yields larger quantities of each compound than are usually achieved in combinatorial mixtures such as ours.  Using robotic synthesis, however, requires extensive labor and time when compared with Direct Divide combinatorial chemistry. This labor and time disadvantage increases exponentially with library size.

DRUG DISCOVERY BUSINESS - EXCLUSIVE LICENSE WITH COLUMBIA UNIVERSITY AND COLD SPRING HARBOR LABORATORY

In 1993, we entered into an exclusive license agreement with Columbia and Cold Spring (jointly, the “Licensors”) covering technology related to tagged combinatorial chemical libraries and methods of preparing and utilizing such libraries. The licensed technology includes patents and patent applications filed by Columbia and Cold Spring covering the use of encoding tag sets to implement the drug discovery process using combinatorial chemistry libraries. We are obligated to pay a minimum annual license fee of $100,000 to the Licensors. The term of the agreement is the later of (i) 20 years or (ii) the expiration of the last patent relating to the technology, at which time we will have a fully paid license to the technology. We are also obligated to pay royalties to the Licensors based on net sales of pharmaceutical products we developed, as well as a percentage of all other payments and royalties we receive from customers where we have utilized the technology licensed from the Licensors.

DRUG DISCOVERY - PATENTS AND PROPRIETARY INFORMATION

We have applied for 161 patents in the PDD business, 69 of which have been issued relating to various aspects of our PDD technology, including our molecular tag sets, certain screening technologies and our libraries or compounds contained therein.  We either own these patents and patent applications or rights under them are licensed to us.  Of particular note, we are the exclusive licensee of US patents issued on October 15, 1996, February 24, 1998 and August 4, 1998, which provide broad protection to our use of encoded combinatorial libraries. Our success will depend in large part on our ability, and the ability of our licensees and licensors, to obtain patents for our technologies and the compounds and other products, if any, resulting from the application of such technologies, defend patents once obtained, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries.

The patent positions of pharmaceutical and biotechnology companies, including our Company, are uncertain and involve complex legal and factual questions for which important legal questions are not completely resolved. We do not know of any patents or patent applications by others that would preclude us from practicing our ECLiPS technology or obtaining patent protection in the United States or elsewhere for our ECLiPS technology. However, disputes may arise between other patent holders and us as to claims of infringement, which could involve protracted periods of litigation. Some of our competitors have, or are affiliated with companies having, substantially greater resources than us, and such competitors may be able to sustain the costs of complex patent litigation to a greater degree and for longer periods of time than us. Uncertainties resulting from the initiation and continuation of any patent or related litigation could have a material adverse effect on our ability to compete in the marketplace pending resolution of the disputed matters.

There can be no assurance that patents will issue as a result of any pending applications or that, if issued, such patents will be sufficiently broad to afford protection against competitors with similar technology. Moreover, there can be no assurance that we or our customers will be able to obtain patent protection for compounds or pharmaceutical products based upon our technology. There can be no assurance that any patents issued to us or our collaborative partners, or for which we have license rights, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to us. Litigation, which could result in substantial cost to us, may be necessary to enforce our patent and license rights or to determine the scope and validity of others’ proprietary rights.

Our commercial success will also depend upon avoiding the infringement of patents issued to competitors and upon maintaining the technology licenses upon which certain of our current products are, or any future products under development might be, based. If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings declared by the US Patent and Trademark Office to determine the priority of invention, which could result in substantial cost to us, even if the outcome is favorable to us. An adverse outcome could subject us to significant liabilities to third parties and require us to obtain a license to disputed rights from third parties or cease using the technology.

We currently have certain licenses from third parties and in the future may require additional licenses from other parties to develop, manufacture and market commercially viable products effectively. In performing Lead Discovery, we or our collaborators may need to obtain licenses to enable us to utilize certain assay technology and to screen against certain targets. Our commercial success in our Lead Discovery Services may depend on our ability or our collaborators’ ability to obtain such licenses. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, that the patents underlying such licenses will be valid and enforceable or that the proprietary nature of the patented technology underlying such licenses will remain proprietary.

We rely substantially on certain technologies that are not patentable or proprietary and are therefore available to our competitors. We also rely on certain proprietary trade secrets and know-how, which are not patentable. Although we have taken steps to protect our unpatented trade secrets and know-how, in part through the use of confidentiality agreements with our employees, consultants and certain of our contractors, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently developed or discovered by competitors.

DRUG DISCOVERY - GOVERNMENT REGULATION

Regulation by governmental entities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that may be developed by a customer of ours or, in the event we decide to develop a drug beyond the preclinical phase, by us. The nature and the extent to which such regulation may apply to our customers will vary depending on the nature of any such pharmaceutical products. Virtually all pharmaceutical products developed by our customers will require regulatory approval by governmental agencies prior to commercialization. In particular, human pharmaceutical therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures by the US Food and Drug Administration (“FDA”) and by foreign regulatory authorities. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations are time consuming and require the expenditure of substantial resources.

Generally, in order to gain FDA approval, a company must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a compound’s efficacy and to identify any safety problems. The results of these studies are submitted as a part of an Investigational New Drug application (“IND”) that the FDA must review before human clinical trials of an investigational drug can start. In order to commercialize any products, we or our customer will be required to sponsor and file an IND and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy that are necessary to obtain FDA approval of any such products. Clinical trials are normally done in three phases and generally take two to five years, but may take longer, to complete. After completion of clinical trials of a new product, FDA and foreign regulatory authority marketing approval must be obtained. If the product is classified as a new drug, we, or our customer, will be required to file a New Drug Application and receive approval before commercial marketing of the drug. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the United States, we will also be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. Our research and development processes involve the controlled use of hazardous materials. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our activities currently comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any damages that result and any liability could exceed our resources. In addition, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future.

DRUG DISCOVERY - SOURCES OF SUPPLY

We currently rely on two suppliers to provide plastic filter bottom microtiter plates that are used in the assay plate preparation process. We have, over the past year, developed a process such that it is not entirely dependent upon these suppliers.  Should we be unable, in some instances, to obtain an adequate supply of these or comparable filter bottom plates at commercially reasonable rates, our ability to continue to prepare assay plates could be adversely affected, which in turn can harm our business.

DRUG DISCOVERY - PHARMACEUTICAL MANUFACTURING AND MARKETING

We do not expect to directly manufacture or market any pharmaceutical products that may be developed under our collaborative arrangements. However, we may, in the future, consider undertaking such activities if we believe they are appropriate under the circumstances. We have no experience in developing pharmaceutical products or in manufacturing or marketing products on a commercial scale. We may not have the resources to develop or to manufacture or market on our own on a commercial scale any products identified by us. In the event we decide to establish a manufacturing facility, we will require substantial additional funds, and will be required to hire and train significant additional personnel and comply with the extensive FDA “good manufacturing practice” regulations applicable to such a facility.

RESEARCH AND DEVELOPMENT

Pharmacopeia’s expense for proprietary research and development activities was as follows (in thousands):

Years Ended December 31,
2002	2001	2000
$27,868	$32,529	$25,205

The decrease in research and development from 2001 to 2002 resulted from cost efficiencies realized in the software business and planned reductions in the Drug Discovery business.  The increase from 2000 to 2001 resulted primarily from acquisitions.  The 2000 amount excludes an $8,740 charge for in-process research and development identified in the acquisitions of Oxford and Synopsys, collectively, as described in the Notes to Consolidated Financial Statements.

EMPLOYEES

As of December 31, 2002, we had 687 regular employees, including 263 chemists, biologists and engineers holding doctorate degrees.  None of our employees is covered by collective bargaining agreements.  We believe our relations with our employees are good.

RISK FACTORS

You should carefully consider the risks described below before investing in our publicly-traded securities.  The risks described below are not the only ones facing us.  Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions, geopolitical changes and international operations.  Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity.

CERTAIN RISKS RELATED TO OUR BUSINESS AS A WHOLE

Our success depends in part upon the successful implementation of our management’s strategic plan. Our management has been, and continues to be, engaged in the consideration and exploration of strategic alternatives for our businesses, including the possible separation by various means of our Drug Discovery business from our Accelrys software operation.  There can be no assurance that any such strategic alternative will be implemented or, if completed, that it will enhance the value of either or both of our businesses.  Such alternatives also may include the acquisition of businesses and technologies which complement or supplement our existing businesses and technologies. However, management may be unable to identify suitable strategic opportunities, choose the wrong technologies or businesses to pursue or be unable to negotiate suitable prices or favorable terms with respect to strategic opportunities.  The occurrence of any of the foregoing may have a material adverse effect on our business.

The agreement with our major Drug Discovery customer expires this year.  During the year ended December 31, 2002, we earned approximately 12% of our consolidated revenue from one major customer in our Drug Discovery Segment.  The agreement with this key customer expires by its terms in October 2003.  We have initiated negotiations with the customer concerning renewal of this agreement; however, renewal of the agreement, on the same, similar or other favorable terms, or at all, is uncertain.  The termination of this agreement, without renewal on acceptable terms, will have a material adverse effect on PDD, and our business as a whole.  There can be no assurance we will be able to renew the agreement with this significant customer on the same, similar or other favorable terms, or at all.

Pharmaceutical and biotechnology companies may discontinue or decrease their use of our services and products.  We depend on pharmaceutical and biotechnology companies that use our services for a large portion of our drug discovery revenue. Further, these companies (together with diversified chemical and other industrial companies) comprise the principal market for our Accelrys modeling, simulation, data analysis and related software products and services.  Although there is a history among pharmaceutical and biotechnology companies of outsourcing drug research and development functions, this practice may not continue. Similarly, these companies have frequently utilized outside software vendors for key tools used in drug discovery and chemical development, rather than developing needed information and analysis tools internally.  Our revenue depends to a large extent on research and development expenditures by the pharmaceutical, biotechnology, chemical and agricultural industries, particularly companies in these industries outsourcing research and development projects and adding new and improved technologies to accelerate their drug discovery and chemical development initiatives.  These expenditures are based on a wide variety of factors, including the resources available for purchasing research equipment, the spending priorities among various types of research, policies regarding expenditures during recessionary periods and the benefits of new software tools versus their costs of licensure.  General economic downturns in our customers’ industries or any decrease in research and development expenditures could harm our operations, as could increased popularity of management theories which counsel against outsourcing of critical business functions. In addition, the popularity of scientific thinking that disfavors expensive products such as large diversity libraries could negatively impact our revenue or our sales mix. Any decrease in drug discovery spending by pharmaceutical and biotechnology companies, or in chemical or materials spending by chemical and agricultural companies, could cause our revenues to decline and adversely impact our profitability.

Our ability to increase revenue and grow our business is dependent upon our success in adding new customers and expanding our existing customer relationships.  In order to generate the additional revenue needed to continue growth, we must add new customers and retain, and expand upon, our existing customer relationships. These efforts depend significantly upon, among other factors:

•                  our successful development of new products;

•                  the success of our business development, sales and marketing efforts;

•                  biotechnology and pharmaceutical company spending for the outsourcing of chemistry and other drug discovery services; and

•                  the willingness of current and potential biotechnology, pharmaceutical and diversified chemical customers to invest in new modeling, simulation and informatics solutions.

If we are unable to add revenues from additional or expanded customer relationships, we may not be able to grow our business.

Our future profitability is uncertain. We generated a small profit in 2000, and we’ve generated losses in 2001 and 2002.  Our future profitability depends upon many factors, including several that are beyond our control. These factors include:

•                  changes in the demand for our products and services;

•                  the introduction of competitive drug discovery services and software;

•                  our ability to license desirable technologies;

•                  changes in the research and development budgets of our customers and potential customers; and

•                  our ability to successfully and timely develop, introduce and market new products, services and product enhancements cost effectively.

We operate in business lines that change rapidly and in unexpected ways. Rapid technological change and uncertainty due to new and emerging technologies characterize the software, drug discovery and chemical development industries. We may be unable to develop, integrate and market, on a timely basis, the new and enhanced products and services necessary to keep pace with competitors. Our products and services may be rendered obsolete by the offerings of our competitors. Failure to anticipate or to respond to changing technologies, or significant delays in the development or introduction of products or services, could cause customers to delay or decide against purchases of our products or services.

Failure to attract and retain skilled personnel could have a material adverse effect on us. Our success depends in part on the continued service of key scientific, software, sales, engineering and management personnel and our ability to identify, hire and retain additional personnel. There is intense competition for qualified personnel. In particular, we believe that there is a shortage of scientists qualified to work in the Drug Discovery segment. The competition among drug discovery and development companies to hire such scientists is particularly intense. Immigration laws may further restrict our ability to attract or hire qualified personnel. We may not be able to continue to attract and retain the personnel necessary for the development of the Drug Discovery segment. Failure to attract and retain key personnel could have a material adverse effect on our business, financial condition and results of operations. Further, we are highly dependent on the principal members of our scientific and management staff, including:

•                  Joseph A. Mollica, Ph.D., Chairman of the Board, President and Chief Executive Officer;

•                  Mark J. Emkjer, Executive Vice President and President, Accelrys; and

•                  Stephen A. Spearman, Ph.D., Executive Vice President and Chief Operating Officer, Pharmacopeia Drug Discovery, Inc.,

and the managers reporting to these senior executives.  One or more of these key employees could retire or otherwise leave our employ within the foreseeable future, and the loss of any of these people could have a material adverse effect on our business, financial condition and results of operations. We do not, and do not intend to, maintain key person life insurance on the life of any employee.

 We are dependent upon some of our suppliers. We currently rely on two suppliers to provide plastic filter bottom microtiter plates that are used in the assay plate preparation process. We have, over the past year, developed a process such that we are not entirely dependent upon these suppliers.  Should we be unable, in some instances, to obtain an adequate supply of these or comparable filter bottom plates at commercially reasonable rates, our ability to continue to prepare assay plates could be adversely affected, which in turn could harm our business.

We may be unable to develop strategic relationships with large pharmaceutical, biotechnology, chemical and technology companies.  A component of our business strategy is to develop strategic relationships with larger pharmaceutical, biotechnology, chemical and technology companies.  We believe that through such relationships we can add revenue, expand our distribution channels, maximize our research and development resources, improve our competitive position and increase market awareness and acceptance of Drug Discovery and scientific software products. To date, we have entered into significant strategic relationships with such companies as Schering AG, IBM, Oracle and HP.  There can be no assurance that any such relationship will continue, that relationships with similar large organizations can be developed, or that any such existing or new alliances will produce substantial revenue opportunities.

We are subject to risks associated with the operation of an international business. In 2002, approximately 53% of our consolidated revenue was derived from customers outside the United States, both through international subsidiaries and on an export basis. Approximately 36% of our revenue was derived from customers in Europe and approximately 17% was derived from customers in the Asia/Pacific region. We anticipate that international revenue will continue to account for a significant percentage of overall revenue. Our international operations are subject to risks inherent in the conduct of international business, including:

•      unexpected changes in regulatory requirements;

•      longer payment cycles;

•      currency exchange rate fluctuations;

•      import and export license requirements;

•      tariffs and other barriers;

•      political and economic instability;

•      limited intellectual property protection;

•      difficulties in collecting trade receivables;

•      difficulties in managing distributors or representatives;

•      difficulties in staffing and managing foreign subsidiary or joint venture operations; and

•      potentially adverse tax consequences.

We may not be able to sustain or increase international revenue. Any of the foregoing factors may have a material adverse effect on our international operations and, therefore, our business, financial condition and results of operations. Our direct international sales generally are denominated in local currencies. Fluctuations in the value of currencies in which we conduct business relative to the United States dollar result in currency transaction gains and losses, and the impact of future exchange rate fluctuations cannot be accurately predicted. Future fluctuations in currency exchange rates may have a material adverse impact on revenue from international sales, and thus on our business, financial condition and results of operations. When deemed appropriate, we may engage in currency exchange rate hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations. However, currency hedging policies may not be successful, and they may increase the negative impact of exchange rate fluctuations.

Investments in Sales Efforts.  Both our Drug Discovery and software products and services involve lengthy sales cycles, often requiring us to expend considerable financial and personnel resources without any assurance that revenue will be recognized.  These sales cycles typically are long for a number of reasons.  In Drug Discovery, factors include the strategic nature of Drug Discovery partnerships, the size of many such transactions, the confidential and proprietary nature of the biological targets against which we screen our chemical compound libraries, and the unique terms typically found in each services transaction.  With respect to software sales, sales cycles are impacted by the time and resources required to educate potential customer organizations as to the value and comparative advantages of our products. As a result, we may expend substantial funds and effort to negotiate agreements for services and products in both of our business segments, but may ultimately be unable to consummate a sale. In these circumstances, our results of operations and ability to achieve profitability are adversely affected.

Consolidation within the pharmaceutical and biotechnology industries may lead to fewer potential customers for our products and services.  A significant portion of our customer base consists of pharmaceutical and biotechnology companies. Mergers between large multinational pharmaceutical companies have accelerated in recent years. Continued consolidation within the pharmaceutical and biotechnology industries may result in fewer customers for our products and services. If one of the parties to a consolidation uses the products or services of our competitors, we may lose existing customers as a result of such consolidation.

Our operations may be interrupted by the occurrence of a natural disaster or other catastrophic event at our primary facilities.  We depend on our laboratories and equipment for the continued operation of our business. Our research and development operations and administrative functions are primarily conducted at our facilities in the Princeton, New Jersey area, San Diego, California and Cambridge, United Kingdom.  Although we have contingency plans in effect for natural disasters or other catastrophic events, catastrophic events could still disrupt our operations. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. Any natural disaster or catastrophic event in our facilities or the areas in which they are located could have a significant negative impact on our operations.

Terrorist attacks or acts of war may seriously harm our business.  Terrorist attacks or acts of war may cause damage or disruption to our company, our employees, our facilities and our customers, which could significantly impact our revenues, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially adversely affect our business, results of operations and financial condition. The long-term effects on our company of the September 11, 2001 attacks are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could materially adversely affect our business, results of operations, and financial condition in ways that we currently cannot predict.

Because our stock price may be volatile, our stock price could experience substantial declines.  The market price of our common stock has historically experienced and may continue to experience volatility. Our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. In addition, during the past two years, the stock market, and in particular technology companies, have experienced significant decreases in market value. This volatility and the recent market decline has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock.

As institutions hold the majority of our Common Stock in large blocks, substantial sales by these stockholders could depress the market price for our shares.  As of January 31, 2003, our company’s six largest stockholders held approximately 53% of our outstanding common stock.  As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

Because we do not intend to pay dividends, you will benefit from an investment in our common stock only if it appreciates in value.  We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of your investment in our common stock will depend entirely upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which you purchased your shares.

Anti-takeover provisions under the Delaware general corporation law, provisions in our certificate of incorporation and bylaws, and our adoption of a stockholder rights plan may render more difficult the accomplishment of mergers or the assumption of control by a principal stockholder, making more difficult the removal of management. Certain provisions of the Delaware General Corporation Law may delay or deter attempts to secure control of our company without the consent of our management. Also, our governing documents provide for a staggered board of directors, which will make it more difficult for a potential acquiror to gain control of our Board of Directors. In 2002, we adopted a stockholder rights plan, which is triggered upon commencement or announcement of a hostile tender offer or when any one person or group acquires 15% or more of our common stock. The rights plan, once triggered, enables stockholders to purchase our common stock, and the stock of the entity acquiring us, at reduced prices. These provisions of our governing documents, stockholder rights plan and Delaware law could have the effect of delaying, deferring or preventing a change of control, including without limitation a proxy contest, making more difficult the acquisition of a substantial block of our common stock. The provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. Further, the existence of these anti-takeover measures may cause potential bidders to look elsewhere, rather than initiating acquisition discussions with us.

If we consume cash more quickly than expected, we may be unable to raise additional capital and we may be forced to curtail operations. We anticipate that our existing capital resources will be adequate to fund our operations at least through 2003.  However, changes may occur that would consume available capital resources before that time. Our capital requirements will depend on numerous factors, including:

•                  costs associated with software sales;

•                  costs associated with drug discovery services;

•                  our internal proprietary drug discovery activities;

•                  competing technological and market developments;

•                  changes in our existing collaborative relationships;

•                  the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of related litigation;

•                  the purchase of additional capital equipment;

•                  acquisitions of other businesses or technologies; and

•                  the progress of our milestone and royalty producing activities.

If we determine that we must raise additional capital, the capital could be raised through public or private financings involving debt or equity. However, additional capital may not be available on favorable terms, or at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

CERTAIN RISKS RELATED TO INTELLECTUAL PROPERTY

Positions taken by the U.S. patent and trademark office or non-U.S. patent and trademark officials may preclude us from obtaining sufficient or timely protection for our intellectual property. The patent positions of pharmaceutical, biotechnology and software companies are uncertain and involve complex legal and factual questions. The coverage claimed in a patent application can be significantly reduced before the patent is issued. There is a significant risk that the scope of a patent may not be sufficient to prevent third parties from marketing other products or technologies with the same functionality of our products and technologies. Consequently, some or all of our patent applications may not issue into patents, and any issued patents may provide ineffective remedies or be challenged or circumvented.

Third parties may have filed patent applications of which we may or may not have knowledge, and which may adversely affect our business. Patent applications in the U.S. are maintained in secrecy for 18 months from filing or until a patent issues. Under certain circumstances, patent applications are never published but remain in secrecy until issuance. As a result, others may have filed patent applications for products or technology covered by one or more pending patent applications upon which we are relying. There may be third-party patents, patent applications and other intellectual property or information relevant to our software, chemical compositions and other technologies which are not known to us and that block or compete with our software, chemical compositions or other technologies, or limit the scope of patent protection available to us. Moreover, from time to time, patents may issue which block or compete with our software, chemical compositions or other technologies, or limit the scope of patent protection available to us.  Litigation may be necessary to enforce patents issued to us or to determine the scope and validity of the intellectual property rights of third parties.  See, e.g., “Business – Accelrys Intellectual Property and Other Proprietary Rights.”

We may not be able to protect adequately the trade secrets and confidential information that we disclose to our employees. We rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. Competitors through their independent discovery (or improper means, such as unauthorized disclosure or industrial espionage) may come to know proprietary information. We generally require employees and consultants to execute confidentiality and assignment-of-inventions agreements. These agreements typically provide that all materials and confidential information developed by or made known to the employee during the employee’s relationship with us are to be kept confidential, and that all inventions arising out of the employee’s relationship with us are our exclusive property. Our employees and consultants may breach these agreements, and in some instances we may not have an adequate remedy. Additionally, in some instances, we may have failed to require that employees and consultants execute confidentiality and assignment-of-inventions agreements.

Foreign laws may not afford us sufficient protections for our intellectual property, and we may not seek patent protection outside the United States. We believe that our success depends, in part, upon our ability to obtain international protection for our intellectual property. However, the laws of some foreign countries may not be as comprehensive as those of the U.S. and may not be sufficient to protect our proprietary rights abroad. In addition, we may decide not to pursue patent protection outside the United States, because of cost and confidentiality concerns. Accordingly, our international competitors could obtain foreign patent protection for, and market overseas, products and technologies for which we are seeking U.S. patent protection.

We may not be able to adequately defend our intellectual property from third party infringement, and third party challenges to our intellectual property may adversely affect our rights and be costly and time consuming. Some of our competitors have, or are affiliated with companies having, substantially greater resources than we have, and those competitors may be able to sustain the costs of complex patent litigation to a greater degree and for longer periods of time than us. Uncertainties resulting from the initiation and continuation of any patent or related litigation could have a material adverse effect on our ability to compete in the marketplace pending resolution of the disputed matters. If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of invention, which could result in substantial costs to us, even if the outcome is favorable to us. Similarly, opposition proceedings may occur overseas, which may result in the loss or narrowing of the scope of claims or legal rights. Such proceedings will at least result in delay in the issuance of enforceable claims. An adverse outcome could subject us to significant liabilities to third parties and require us to license disputed rights from third parties or cease using the technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In limited instances, we have licensed source codes of certain products to customers or collaborators. For these reasons, policing unauthorized use of our software products may be difficult.

A patent issued to us may not be sufficiently broad to protect adequately our rights in intellectual property to which the patent relates. Even if patents are issued to us, these patents may not sufficiently protect our interest in our software, chemical compositions or other technologies because the scope of protection provided by any patents issued to or licensed by us are subject to the uncertainty inherent to patent law. Third parties may be able to design around these patents or develop unique products providing effects similar to our products. In addition, others may discover uses for our software, chemical compositions or technologies other than those uses covered in our patents, and these other uses may be separately patentable. A number of pharmaceutical and biotechnology companies, and research and academic institutions, have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, patent applications or patents may conflict with our technologies, patent applications or patents. These conflicts could also limit the scope of patents, if any, that we may be able to obtain, or result in the denial of our patent applications.

We may be subject to claims of infringement by third parties. Third parties may claim infringement by us of their intellectual property rights. In addition, to the extent our employees are involved in research areas similar to those areas in which they were involved at their former employers, we may be subject to claims that our employee or we have inadvertently or otherwise used or disclosed the alleged trade secrets or other proprietary information of a former employer. From time to time, we have received letters claiming or suggesting that our products or activities may infringe third party patents or other intellectual property rights. Our products may infringe patent or other intellectual property rights of third parties. A number of patents may have been issued or may be issued in the future that could cover certain aspects of our technology and that could prevent us from using technology that we use or expect to use. We may be required to seek licenses for or otherwise acquire rights to technology as a result of claims of infringement. We may not possess proper ownership or access rights to the intellectual property we use. Third parties or other companies may bring infringement suits against us.  We expect, in general, that simulation software product developers will be subject to more infringement claims as the number of products and competitors in our industry segments grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event of a successful claim of product infringement against us, our failure or inability to license or design around the infringed technology could have a material adverse effect on our business, financial condition and results of operations.

CERTAIN RISKS RELATED TO ACCELRYS

Our ability to increase Accelrys software revenues may depend upon increased market acceptance of our products and services. Accelrys products are currently used primarily by molecular modeling and simulation and gene sequence analyses specialists. Our strategy is to expand usage of our products and services by marketing and distributing our software, in part through our desktop-based products, to experimentalists, such as scientists and engineers. If we cannot expand our customer base to include experimentalists, or if we otherwise cannot successfully market and sell our desktop-based products and related services, we may not be able to increase our software revenue, or such revenue may decline. In general, increased market acceptance and greater market penetration of our software products depend upon several factors, including:

•                  overall product performance;

•                  ease of implementation and use;

•                  accuracy of simulation;

•                  breadth and integration of product offerings;

•                  the extent to which users achieve the intended research and development benefits from their use of the products and services; and

•                  willingness of customers to pay for such use.

Our software products and services may not achieve market acceptance or penetration in their target industries or other industries. Failure to increase market acceptance or penetration may restrict substantially the future growth of our software business and may have a material adverse effect on our company as a whole.

We may be unable to develop and market new Accelrys products that are necessary to increase revenue. The success of our software business plan depends heavily upon successful increases in revenue. Our strategy is to increase software revenue in a number of ways, including:

•                  adding more computational modeling, simulation, and analyses tools to our current portfolio of tools for chemists and biologists;

•                  offering more bioinformatics and cheminformatics database software that captures and manages the data created by customers’ drug discovery and chemical development activities, including the data created by the use of computational modeling, simulation, and analyses software;

•                  creating and marketing genomic, biological and/or chemical data content for use in conjunction with the software offered to support customers’ drug discovery activities; and

•                  developing more knowledge management workflow software to automate the flow of genomic, biological and chemical data and information and project status between and among workgroups and the enterprise.

We do not have sufficient historical or comparative sales data to rely upon to indicate that our products or data content services will achieve the desired level of commercial success.

We face strong competition in the scientific software sector. The market for our software products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Competition currently comes from the following principal sources:

•                  other molecular simulation software packages and software for analysis of chemical and biological data;

•                  desktop software applications, including chemical drawing, molecular modeling and analytical data simulation applications;

•                  consulting and outsourcing services;

•                  other types of simulation software provided to engineers; and

•                  firms supplying databases, such as chemical or genomic information databases, database management systems and information technology.

In addition, some of our software licenses grant the right to sublicense our software. As a result, our software customers and third-party licensees could develop specific simulation applications using our software developer’s kit and compete with us by distributing these programs to our potential customers. Customers or licensees could also develop their own simulation technology or informatics software and cease using our software products and services. Some of our competitors and potential competitors in this sector have longer operating histories than us and have greater financial, technical, marketing, research and development and other resources. Many of our software competitors offer products and services directed at more specific markets than those we target, enabling these competitors to focus a greater proportion of their efforts on these markets. Some offerings that compete with our software products are developed and made available at lower cost by governmental organizations and academic institutions, and these entities may be able to devote substantial resources to product development and also offer their products to users for little or no charge.

If we are unable to license software to, or collect receivables from, our early stage biotechnology customers, it may have a material adverse effect on our operating results.  We frequently license our modeling, simulation, data analysis and informatics software to smaller, development stage biotechnology customers. Often these customers have limited or no operating history, and require considerable funding to launch their businesses. They often significantly scale back, or altogether cease, operations.  Therefore, there is considerable risk in counting on these types of entities for revenue growth.  For entities that remain in business, transactions with these customers carry a higher degree of financial risk. Our customers, particularly our development stage customers, are vulnerable to, and may be impacted by, the current tightening of available credit and capital, and general economic slowdown occurring in the United States and our other key markets. As a result of these conditions, our customers may be unable to license or, if under a license, may be unable to pay for, Accelrys software products. If we are not able to collect such amounts, we may be required to write-off significant accounts receivable and recognize bad debt expense. We recorded a provision for doubtful accounts of $1.3 million in fiscal 2002 compared to $0.3 million in fiscal 2001.  Failure of these businesses, and write-offs and difficulties associated with collection of receivables from these customers, could materially adversely affect our operating results.

Defects or malfunctions in our software products, or in the products of our software technology partners, could hurt our reputation among software customers and expose us to liability. Our software business and the level of customer acceptance of our products depend upon the continuous, effective and reliable operation of our computer software and related tools and functions. Defects could occur in current or future Accelrys products. To the extent that our software malfunctions and our customers’ use of our products is interrupted, our software reputation and business could suffer. We may also be subject to liability for the defects and malfunctions of third party technology partners and others with whom our software products and services are integrated.

Our quarterly operating results in the software business could vary significantly. We have historically experienced stronger financial performance in the third and fourth calendar quarters of each year followed by a comparative decline in the first and second quarters. Quarterly operating results may continue to fluctuate as a result of a number of factors, including lengthy sales cycles, market acceptance of new products and upgrades, timing of new product introductions, changes in pricing policies, changes in general economic and competitive conditions, seasonal slowdowns, and the timing and integration of acquisitions. We also expect to continue to experience fluctuations in quarterly operating results due to general and industry specific economic conditions that may affect the research and development expenditures of pharmaceutical and biotechnology companies. Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

CERTAIN RISKS RELATED TO PHARMACOPEIA DRUG DISCOVERY, INC.

The agreement with a second Drug Discovery customer is terminable under certain circumstances.  During the year ended December 31, 2002, we earned approximately 10% of our PDD revenue, and 2% of our consolidated revenue, from a second customer in our Drug Discovery business.  The agreement with this significant customer has a stated term of five years; however, the customer has the right to terminate the agreement as early as the first quarter of 2004 in the event we are unable to deliver to the customer a lead compound meeting criteria specified in the agreement.  Thereafter, the customer again has the right to terminate the agreement prior to the expiration of its stated term if we cannot deliver additional lead compounds meeting these criteria prior to dates set forth in the agreement.  The termination of this agreement will have a material adverse effect on PDD, and may have a material adverse effect on our company’s business as a whole. There can be no assurance that we will be able to deliver compliant compounds to the customer before the enumerated dates.

Some of the development and marketing activities of our Drug Discovery segment are, or will be, conducted by third parties. If these third parties fail to perform their functions satisfactorily, our revenue and earnings from the Drug Discovery segment could be delayed, reduced or eliminated.  The ultimate success of the business plan for our Drug Discovery subsidiary heavily depends upon the successful discovery, development and commercialization of pharmaceutical products. Our drug discovery endeavors will result in commercialized pharmaceutical products, if at all, only after significant pre-clinical and clinical development, requisite regulatory approvals, establishment of manufacturing capabilities and successful marketing. We do not currently have the technology, facilities, personnel or experience to accomplish all of these tasks on our own, and we will likely not have all the necessary resources in the foreseeable future. Therefore, we continue to depend heavily upon the expertise and dedication of sufficient resources by collaborative partners and/or by third parties under service contracts to develop and commercialize products primarily based on therapeutic antibodies and lead compounds discovered by us. If a third party working for us under a service contract fails to perform the contracted services adequately, our efforts with respect to the drug candidate under contract could be delayed or terminated. Further, if a collaborative partner fails to develop or commercialize a compound or product with respect to which it has rights from us, we may not receive any future milestone payments or royalties associated with that compound or product. Similarly, because we rely heavily on our strategic collaborators and service providers, our revenue could be adversely affected if our collaborators and/or service providers:

•                  fail to select a target or product candidate we have identified for subsequent development;

•                  fail to gain the requisite regulatory approvals of product candidates;

•                  do not successfully commercialize products that we originate;

•                  do not conduct their service or collaborative activities in a timely manner;

•                  do not devote sufficient time or resources to our partnered programs or potential products;

•                  terminate their alliances or arrangements with us;

•                  develop, either alone or with others, products that may compete with our product candidates;

•                  dispute our respective allocations of rights to any products or technology developed during our collaborations; or

•                  merge with a third party that may wish to terminate our collaboration or service contract.

Disputes may arise between our collaborative partners and us as to royalties and milestones to which we are entitled.  The compound basis for drugs developed by a customer may be a derivative or optimized version of the compound provided to the customer by us. While our existing collaborative agreements provide that we will receive milestone payments and royalties with respect to certain products developed from certain derivative compounds, there can be no assurance that disputes will not arise over the application of payment provisions to such products. There can be no assurance that current or future collaborative partners will not pursue alternative technologies, or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments based on the targets which are the subject of the collaborative arrangements with us.

There may be only a limited market for our drug discovery services.  The pricing and nature of our drug discovery services are such that there may only be a limited number of potential customers for these services. Continued consolidation in the pharmaceutical and biotechnology industries may further decrease the number of potential customers. The acceptance by potential customers of our services is important in determining profitability. Historically, pharmaceutical companies have conducted lead compound identification and optimization within their own research departments due to the highly proprietary nature of the activities being conducted, the central importance of these activities to their drug discovery and development efforts, and the desire to obtain maximum patent and other proprietary protection on the results of their internal programs. In order to achieve our business objectives for Pharmacopeia Drug Discovery, Inc., we must convince these companies that our technology and expertise justify the outsourcing of these programs to us. There can be no assurance that we will be able to attract customers on acceptable terms for our products and services or to develop a sustainable profitable business. Moreover, the pricing and nature of our combinatorial libraries is such that there may only be a limited number of pharmaceutical companies that are potential customers for such libraries. There can be no assurance that we will be able to establish additional collaborative or licensing arrangements, that any such arrangements or licenses will be on terms favorable to us, or that current or future collaborative or licensing arrangements will ultimately be successful.

We may be unable to manage the multiple relationships and interests involved in our collaborative arrangements and drug discovery programs.  We may need to successfully structure and manage multiple drug discovery programs and collaborative relationships, including maintaining confidentiality of the research being performed for multiple customers. We may be unable to manage successfully conflicts between competing drug development programs of third parties to which we offer services. Conflicts also may arise between customers as to proprietary rights to particular compounds in our libraries or as to proprietary rights to biological targets such as receptors or enzymes against which we screen compounds in our libraries. The occurrence of conflicts could have a material adverse effect on our business, financial condition or results of operations.

Our current and potential customers are primarily from, and are subject to risks faced by, the pharmaceutical, biotechnology and chemical industries.  For the foreseeable future, we will derive a substantial portion of our revenue from fees paid by pharmaceutical companies, chemical companies and larger biotechnology companies for our products and services. As a result, we are subject to risks and uncertainties that affect the pharmaceutical, chemical and biotechnology industries and to possible reduction and delays in research and development expenditures by companies in these industries. Our revenue may also be adversely affected by mergers and consolidation in the pharmaceutical, biotechnology and chemical industries, which will reduce the number of potential customers.

We may be unsuccessful in producing and licensing proprietary technology developed from our internal research and development efforts or acquired from a third party.  We have expended and continue to expend time and money on internal research and development with the intention of producing proprietary technologies in order to patent and then license them to other companies. However, we may not be successful in producing any valuable technology or successful in licensing it to a third party. To the extent we are unable to produce technology that we can license, we may not receive any revenue related to our internal research and development efforts.

If we use biological and hazardous materials in a manner that causes injury or violates laws, we may be liable for damages. Our Drug Discovery activities may involve the use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant.

SHOULD ONE OR MORE OF THE ABOVE-DESCRIBED RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, OUR ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED.

ITEM 2.  PROPERTIES

We currently lease and occupy approximately 144,000 square feet in two facilities near Princeton, New Jersey.  These leases expire at various dates through 2006.  Our principal Accelrys administrative, sales, support, marketing and product development facilities and corporate headquarters are located in San Diego, California, where Accelrys has leased 76,635 square feet through December 2006.  Our European Accelrys headquarters, along with administrative, sales, support, marketing and product development functions, are located in Cambridge, England, where we have leased 38,501 square feet through 2022.  Additionally in Cambridge, we have leased 6,545 square feet through December 31, 2008 which space is currently unused.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

Our Executive Officers are as follows:

Name	Age	Position
Joseph A. Mollica, Ph.D.	62	Chairman of the Board, President and Chief Executive Officer of the Company

Mark J. Emkjer	47	President, Accelrys Inc.; Executive Vice President of the Company

Stephen A. Spearman, Ph.D.	53	Chief Operating Officer, Pharmacopeia Drug Discovery, Inc.; Executive Vice President of the Company

John J. Hanlon	55	Chief Financial Officer, Executive Vice President of the Company

Michael G. Lenahan	43	General Counsel, Executive Vice President and Secretary of the Company

William J. DeLorbe	54	Executive Vice President, Human Resources, of the Company

Scott D. Kahn, Ph.D	43	Chief Science Officer, Senior Vice President, Research and Development, Accelrys Inc.

John Delli Santi	38	Senior Vice President, Sales, Accelrys Inc.

Dennis A. Rossi	52	Vice President, Marketing, Accelrys Inc.

Arthur E. Roke, CPA	37	Chief Accounting Officer, Vice President, Finance of the Company

Dr. Mollica has served as our Chairman of the Board of Directors and Chief Executive Officer since February 1994 and was appointed as our President in August 1996. From 1987 to December 1993, Dr. Mollica was employed initially by the DuPont Company and then by The DuPont Merck Pharmaceutical Company, most recently as President and Chief Executive Officer.  Dr. Mollica is a director of Genencor International Inc., ImPath, Inc. and Neurocrine BioSciences, Inc.  Dr. Mollica received a Ph.D. from the University of Wisconsin, and a Doctor of Science, h.c., from the University of Rhode Island.

Mr. Emkjer has served as President of our Accelrys software subsidiary and Executive Vice President of the Company since December 2002.  From 1999 to 2002, he served as President and Chief Operating Officer of Sunquest Information Systems, Inc., an information technology company developing laboratory, radiology and pharmacy systems and supplying the high-end integrated delivery network market.  Prior to joining Sunquest, Mr. Emkjer was President and Chief Executive Officer of Pace Health Management Systems, Inc., a provider of clinical decision support software, from 1996 to 1999, and was President and Chief Executive Officer of Hospital Cost Consultants, Inc., a clinical and financial software provider, from 1992 to 1996.  Mr. Emkjer holds an M.B.A. from Florida Atlantic University and a B.S. from the University of Miami.

Dr. Spearman was named Chief Operating Officer and Executive Vice President of Pharmacopeia Drug Discovery, Inc. in April 2002, and has been an Executive Vice President of our company since June 1998.  He had served as Chief Operating Officer of our Drug Discovery division since February 2001.  Previously, he had served as our Executive Vice President, Operations since August 1996 and was appointed our Executive Vice President, Discovery Technology in June 1998.  From 1975 to August 1996, Dr. Spearman held several positions at CIBA-GEIGY Corporation, most recently as Project Leader.  Dr. Spearman received his Ph.D. and M.S. from Emory University.  Dr. Spearman also holds a M.B.A. in Finance from Bryant College.

Mr. Hanlon has served as our Executive Vice President and Chief Financial Officer since June 2002.  From 1988 to 1998, Mr. Hanlon was the Chief Financial Officer of MDL Information Systems, Inc., a provider of integrated scientific information management systems, databases and services.  Most recently, he was President and Chief Financial Officer of a publicly held e-payment service provider.  Mr. Hanlon also spent 10 years in public accounting at Coopers and Lybrand.  Mr. Hanlon holds a B.S. from California State University, Hayward, and is a Certified Public Accountant.

Mr. Lenahan has served as our Executive Vice President and General Counsel since October 2001, and our Secretary since February 2002.  Most recently, Mr. Lenahan served as Executive Vice President, General Counsel and Secretary of Tricordia Health, LLC, a healthcare venture company, from September 1998 to August 2001. Mr. Lenahan also was Executive Vice President, General Counsel and Secretary of Merit Behavioral Care Corporation, a provider of behavioral health managed care services, from October 1993 to February 1998. Previously, Mr. Lenahan spent more than eight years at Shearman & Sterling, focusing on mergers and acquisitions and corporate finance matters. Mr. Lenahan is a member of the New York State Bar, and received his J.D. from New York University School of Law, and his B.A. from the State University of New York at Binghamton.

Dr. DeLorbe has served as our Executive Vice President, Human Resources since November 2001. Prior to joining us, Dr. DeLorbe served as President of Venn Works RTP, a company developing and operating life sciences technology companies. Previously, Dr. DeLorbe worked for nearly 10 years in a number of senior management and human resources positions with The DuPont Merck Pharmaceutical Company and The DuPont Pharmaceutical Company. He also held various senior level research and management positions at several life science companies. Dr. DeLorbe holds a Ph.D. from the University of Iowa and a B.A. in Biology from Loras College.

Dr. Kahn was named Chief Science Officer and Senior Vice President, Research and Development, of Accelrys in February 2003.  Previously, he had served as General Manager and Senior Vice President, Life Science at Accelrys since January 2002, and immediately prior to that as Senior Vice President, Modeling and Simulation, at Accelrys since March 2000. He also served as Vice President of Research and Development in 1999, and Director of Marketing from 1995 through 1998.  From 1991 until joining Accelrys, Dr. Kahn was employed by BioCAD, a molecular modeling start-up company in Silicon Valley, CA.  Dr. Kahn earned his Ph.D. in Theoretical Organic Chemistry at the University of California, Irvine and performed post-doctoral research at Cambridge University in England.  Dr. Kahn also spent four years as an Assistant Professor of Chemistry at the University of Illinois at Urbana-Champaign.

Mr. Delli Santi was named Senior Vice President, Sales of Accelrys in February 2003.  He had served as General Manager and Vice President, Materials Science at Accelrys since January 2002, and immediately prior to that as General Manager and Vice President, Bioinformatics at Accelrys since March 2001.  Previously he held a series of senior business development and sales management roles at Accelrys, and prior to that he spent four years as an industrial medicinal chemist.  Mr. Delli Santi holds both a B.S. in Chemistry and an M.B.A. from Fordham University.

Mr. Rossi has served as Vice President, Marketing of Accelrys since February 2002. Prior to joining Accelrys, he was a Partner of Harvard Strategy Group, a technology and life sciences management consulting firm since April 2000.  Mr. Rossi also served as Senior Vice President, Sales and Marketing, for NetGenics Inc., a bioinformatics software, consulting and service company, from 1999 to March 2000. Before joining NetGenics, Mr. Rossi held a number of senior management positions during an 18-year tenure with Digital Equipment Corporation, most recently serving as Director, Internet Business Services, from 1996 to 1999. Mr. Rossi holds a B.S. from the School of Biology of the Medical Technology University of Rhode Island, an M.P.H. from the University of Hawaii School of Public Health, and an M.B.A. from the Boston University School of Management Executive Program.

Mr. Roke has served as our Vice President, Finance since September 2000 and as our Chief Accounting Officer since May 2001.  From April 1991 through September 2000, Mr. Roke served in various management positions, most recently as Chief Financial Officer and Vice President-Finance, at EM Biosciences, Inc. (formerly CN Biosciences, Inc.); a division of Merck KGaA.  Mr. Roke also spent three years with Arthur Andersen & Company.  Mr. Roke holds a B.S. in Business Administration from Georgetown University and is a Certified Public Accountant.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

Our Common Stock has traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol PCOP since our initial public offering on December 5, 1995.  The following table sets forth for the periods indicated the range of high and low sale prices of the Common Stock.

	2002		2001
	High	Low	High	Low
First Quarter	$15.20	$11.00	$30.00	$13.00
Second Quarter	15.45	7.93	25.25	16.75
Third Quarter	9.00	5.99	20.94	10.95
Fourth Quarter	11.20	7.35	16.99	12.60

HOLDERS OF RECORD

As of January 31, 2003 there were 447 holders of record of our Common Stock.

DIVIDENDS

No cash dividends have been paid on the Common Stock to date.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data have been derived from our audited Consolidated Financial Statements.  This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto included elsewhere in this Report.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue(1)	$124,408	$122,303	$114,436	$95,524	$84,097
Operating loss from continuing operations(1)	(14,878)	(19,950)	(7,262)	(672)	(14,393)
Income (loss) from continuing operations(2)	(11,627)	(14,741)	677	2,950	(11,100)
Net income (loss)(3)	(11,627)	(14,320)	1,175	3,771	(10,163)
Basic and diluted net income (loss) per common share	(0.49)	(0.60)	0.05	0.19	(0.54)
Shares used in computing basic net income (loss) per common share	23,512	23,729	22,659	19,684	18,916
Shares used in computing diluted net income (loss) per common share	23,512	23,729	24,453	20,294	18,916
Cash dividends declared per common share	—	—	—	—	—

	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands )
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$141,071	$155,828	$165,178	$69,032	$81,098
Total assets	240,105	270,398	284,766	126,259	127,865
Notes payable, deferred revenue, and other long-term liabilities	4,766	4,555	4,553	5,121	3,332
Accumulated deficit	(93,821)	(82,194)	(67,874)	(69,049)	(72,820)
Total stockholders’ equity	183,337	197,989	209,867	78,746	72,217

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related disclosures included elsewhere in this Report.

This Report, including, without limitation, this section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding the Company and its business, financial condition, results of operations, and prospects.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report.  Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation, and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known to us.  Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed in “Significant Risks, Trends, and Uncertainties” below, and in “Business — Risk Factors” above, such as uncertain revenue levels, rapidly changing technologies, acquisition-related uncertainties, stock price volatility, and other factors as discussed elsewhere in this Report.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.  We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report.  Readers are urged to carefully review and consider the various disclosures made in this Report, which attempt to advise interested parties of the risks and factors that may affect the our business, financial condition, results of operations, and prospects.

BUSINESS OVERVIEW

We design, develop, market, and support science- and technology-based products and services intended to improve and accelerate the processes of drug discovery and chemical development.  Our Software Segment, Accelrys Inc. (“Accelrys”), provides molecular modeling, simulation, informatics and decision support software for the life sciences and materials research markets.  Our Drug Discovery Segment, Pharmacopeia Drug Discovery, Inc. (“PDD”), provides drug discovery services to pharmaceutical and biotechnology companies based on proprietary combinatorial chemistry, high throughput screening and Accelrys technologies.  Segment and geographical data are included in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

2002 Compared to 2001

Total revenue increased 2% to $124.4 million for the year ended December 31, 2002 compared to $122.3 million for the year ended December 31, 2001.

Software license, service and other revenue for the years ended December 31, 2002 and 2001 was $95.1 million each year.  Combined revenue (including revenue from a strategic alliance) in our largest geographic regions, Europe and the United States was also consistent from year to year.  Excluding the revenue from the strategic alliance, revenue in the combined European and US regions decreased by 4% due to market conditions under which customers, particularly in the Biotech sector, discontinued research, shifted their focus downstream to development, or went out of business.  Revenue in Asia increased 1%, attributable to our direct sales in Japan in the current year compared to discounted distributor sales in the prior year.  Revenue growth was 2% in modeling and simulation (including the revenue from the strategic alliance), while informatics revenue decreased by 1%.  The decrease in informatics revenue was attributable primarily to the market conditions described above.

Drug Discovery revenue increased 8% to $29.3 million for the year ended December 31, 2002 compared to $27.2 million for the year ended December 31, 2001.  The increase was due primarily to additional revenue earned under collaborative drug discovery agreements, increased milestone revenue, and $1.2 million from a revenue adjustment recorded in the third quarter of 2002 resulting from a positive change in our estimate of costs required to complete a contract.  Milestone revenue recorded in the year ended December 31, 2002 and 2001 was $2.1 million, and $1.6 million, respectively.  Excluding the revenue from milestones and the adjustment, revenue increased 2% from year to year.  In 2002 and 2001, one Drug Discovery customer accounted for 12% and 11% of consolidated revenue, respectively.

Software license, service and other gross margin decreased 3% to $73.5 million (77% of related revenue) in the year ended December 31, 2002 compared to $76.1 million (80% of related revenue) in the year ended December 31, 2001.  The decrease in gross margin is primarily due to additional costs incurred related to enhancements of the post sales support function, and additional direct costs associated with the revenue from a strategic alliance.

Drug Discovery gross margin increased 51% to $10.2 million (35% of related revenue) in the year ended December 31, 2002 compared to $6.8 million (25% of related revenue) in the year ended December 31, 2001.  The increase in gross margin resulted from the higher revenue level, including milestone revenue and the revenue adjustment, which carry no associated cost of revenue.  Excluding the effect of the milestone revenue and the revenue adjustment on gross margin, total gross margin increased by 35%, which is attributable primarily to planned cost reductions related to existing contracts and the effect of fixed costs spread over a larger revenue base.  Cost efficiencies have been achieved on existing contracts and cannot be assured on future contracts.

Research and development expense decreased by 14% to $27.9 million in the year ended December 31, 2002 compared to $32.5 million in the year ended December 31, 2001. Research and development costs include software development costs and costs associated with internal drug discovery programs.  The decrease in research and development expense is attributable to cost efficiencies realized in the software business due to the consolidation of research efforts on Accelrys’ expanded product line and due to efficiencies realized from standardization of products on a common platform.  Additionally, cost decreases in the Drug Discovery business, related to the reduction of non-chemistry and biology research activities, were planned in 2001 and fully realized in 2002.  Research and development expense in the Drug Discovery business, however, may increase if efforts on internally funded programs expand.

Sales, general and administrative expense increased by 8% to $66.4 million in the year ended December 31, 2002 compared to $61.6 million in the year ended December 31, 2001.  The increase in sales, general and administrative expense is attributable largely to increases in sales staff and management infrastructure, particularly in Japan.  Additionally, expense associated with a new facility and facility consolidation, severance, and excess consulting capacity in the current year totaled approximately $0.7 million with no corresponding expense in the prior year.  Finally, approximately $1.0 million of the full year increase was attributable to the sales, general and administrative expense of Synomics Limited, acquired in June 2001.  Excluding the foregoing items, sales, general and administrative expense increased by 5%.

A restructuring charge of $4.3 million was recorded in the third quarter of 2002 related to actions taken to improve our financial performance.  See Note 13 to Consolidated Financial Statements.

No goodwill amortization was recorded in the year ended December 31, 2002 compared to $8.6 million in the year ended December 31, 2001.  The decrease is attributable to changes in accounting rules.  See Note 11 to Consolidated Financial Statements.

No discontinued acquisition costs were recorded in the year ended December 31, 2002 compared to $3.0 million in the year ended December 31, 2001.  Prior period amounts were reclassified from sales, general and administrative expense.

Interest and other income, net, decreased 57% to $3.9 million in the year ended December 31, 2002 compared to $9.1 million in the year ended December 31, 2001.  Interest and other income, net, in the comparable prior year period included a $0.7 million capital gain related to the sale of an investment.  Approximately $3.5 million of the decrease is due to decreases in average investment balances and decreases in market interest rates, and the remaining difference relates to translation of certain current assets denominated in foreign currencies and other non-operating expenses.

The Company recorded an income tax provision of $0.7 million in the year ended December 31, 2002 compared to $0.9 million in the year ended December 31, 2001.  The 2002 and 2001 tax provisions are primarily due to foreign taxable income generated by the software business.  These provisions differ from the Federal tax rate primarily because of the effect of permanent book-tax differences, net operating loss carryforwards, and net operating loss carrybacks.

There was no net income from discontinued hardware operations for the year ended December 31, 2002 compared to $0.4 million in the year ended December 31, 2001.  Hardware re-sale operations were discontinued in 2001.  See Note 2 to Consolidated Financial Statements.

As a result of the factors described above, the Company generated a net loss of $11.6 million ($0.49 per diluted share) in the year ended December 31, 2002, compared to a net loss of $14.3 million ($0.60 per diluted share) in the year ended December 31, 2001.  Net loss in the prior year period was made up of a net loss from continuing operations of $14.7 million ($0.62 per diluted share) partially offset by income from discontinued operations of $0.4 million ($0.02 per diluted share).

2001 Compared to 2000

Total revenue grew 7% to $122.3 million in 2001 compared to $114.4 million in 2000, excluding hardware re-sale revenue.  Hardware re-sale operations were discontinued in 2001.

Accelrys software license, service and other revenue increased 26% to $95.1 million in 2001 compared to $75.4 million in 2000.  This increase includes revenues generated from sales of products and services added through the acquisitions of Synopsys Scientific Systems Limited and the software subsidiaries of Oxford Molecular Group Plc in 2000 and the acquisition of Synomics Limited in 2001 (hereinafter collectively “the Acquisitions”; see Note 3 of the Notes to Consolidated Financial Statements).  Excluding the effect of the Acquisitions, software license, service, and other revenue increased 10% in 2001 compared to 2000.

Accelrys software license, service, and other revenue increased 32% to $79.1 million in 2001 in the European and US region combined, including the effect of the Acquisitions.  Excluding the effect of the Acquisitions, organic European and US region software license, service, and other revenue increased 13%.  Accelrys software license, service, and other revenue decreased 4% to $16.0 million in the Asia region.  The decrease was due to a renegotiated minimum volume commitment with Accelrys’ distribution partner, under which 2001 modeling and simulation software revenues in Japan were not expected to increase beyond the level achieved in 2000.  This minimum volume commitment and related distribution agreement terminated December 31, 2001.

Drug Discovery revenue decreased 30% to $27.2 million in 2001 compared to $39.0 million in 2000.  The 2000 results included an aggregate $5.5 million from a non-recurring technology out-license fee, and a contract termination fee.  The 2001 and 2000 results also included milestone revenue of $1.6 million and $2.3 million, respectively.  In addition, the 2000 results included $3.6 million of revenue from a drug discovery collaboration that terminated in June 2000.  Excluding the non-recurring technology out-license fee, the revenue and fees from the terminated collaboration, and the milestone revenues, drug discovery revenue declined by 7% primarily due to declines in general economic conditions and competitive pressures.  In 2001 and 2000, one Drug Discovery customer accounted for 11% of consolidated revenue.

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

Drug Discovery gross margin decreased 57% to $6.8 million (25% of related revenues) in 2001 compared to $15.9 million (41% of related revenues) in 2000.  The decrease in gross margin dollars resulted primarily from the decrease in revenue described above.  The decrease in Drug Discovery gross margin as a percentage of related revenue is due to the non-recurring technology out-license revenue, the contract termination revenue, and the milestone revenues which carried no associated cost of revenue, and to the decreased volume of work which caused fixed costs to be spread over the lower revenue level.

Research and development expenses increased 29% to $32.5 million in 2001 compared to $25.2 million in 2000 including the effect of the Acquisitions.  Research and development costs include costs associated with internal drug discovery programs and software development.  All of the increase in research and development costs occurred at Accelrys, and resulted both from the Acquisitions and from increased costs associated with the further development of modeling, simulation, analysis, informatics, and workflow software.  Accelrys increased its software and informatics research and development staff in response to the anticipated product integration needs of its expanded software product line.

Selling, general, and administrative expenses increased 25% to $61.6 million in 2001 compared to $49.5 million in 2000.  The increase in sales, general, and administrative expenses is primarily attributable to the Acquisitions, including amortization of certain acquired intangible assets identified in the Acquisitions, and increases in the depth and breath of skills in the sales force required in order to sell the combined product line.

Goodwill amortization increased to $8.6 million for 2001 compared to $4.2 million for 2000.  The increase is attributable to the timing of the Acquisitions.  Goodwill will not be amortized in the future due to Recently Issued Accounting Standards described below.

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

As a result of the increased revenue and gross margin, increased operating expenses and one-time charges, and the other matters described above, we incurred a loss from continuing operations of $14.7 million, or $0.62 per basic and diluted share in 2001, as compared to income from continuing operations of $0.7 million, or $0.03 per basic and diluted share in 2000.

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

Liquidity and Capital Resources

We have funded our activities to date primarily through the sales of equity securities, and sales of software licenses, software maintenance services, and drug discovery services.  We had cash, cash equivalents, and marketable securities of

$141.1 million as of December 31, 2002 compared to $155.8 million as of December 31, 2001, a decrease of $14.7 million.

Cash provided by operations decreased by $0.9 million in the year ended December 31, 2002 compared to the year ended December 31, 2001 due to the decrease in operating earnings excluding the effect of goodwill amortization (which was discontinued in 2002), partially offset by improvements in the collection of trade receivables.  Cash used in investing activities increased by $32.0 million in the year ended December 31, 2002 compared to the year ended December 31, 2001, due primarily to increased expenditures for information technology infrastructure, leasehold improvements at the new Accelrys facility in Cambridge, United Kingdom, and the timing of investments in marketable securities.  Cash used in financing activities increased by $7.8 million in the year ended December 31, 2002 compared to the year ended December 31, 2001, due to purchases of treasury stock and lower proceeds from the issuance of common stock.

We anticipate that our capital requirements may increase in future periods as a result of seasonal sales trends, additional research and development activities, and the acquisition of additional equipment.  Our capital requirements may also increase in future periods as we seek to expand our technology platform through investments, licensing arrangements, technology alliances, or acquisitions.

We anticipate that our existing capital resources will be adequate to fund our operations at least through 2003.  However, there can be no assurance that changes will not occur that would consume available capital resources before then.  Our capital requirements depend on numerous factors, including our ability to continue to generate software sales, our ability to extend existing drug discovery agreements and to enter into additional arrangements, competing technological and market developments, changes in our existing collaborative relationships, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, acquisitions of other businesses or technologies, and the progress of our customers’ milestone and royalty producing activities.  There can be no assurance that additional funding, if necessary, will be available to us on favorable terms, if at all.  Our forecast for the period of time through which our financial resources will be adequate to support our operations is forward looking information, and actual results could vary.

Critical Accounting Policies

The preparation of our consolidated financial statements and disclosures involve the use of judgments and estimates.  We believe the following critical accounting policies involve the more significant judgments and estimates used.

Revenue Recognition – Revenues are recognized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, as amended by SOP 98-4 and SOP 98-9 and SEC Staff Accounting Bulletin (“SAB”) No. 101.

We recognize Accelrys software license revenue upon delivery if no significant obligations remain deliverable to the customer, the sales contract fee is fixed or determinable, amounts are due within one year and collection is probable, and when no material uncertainties regarding customer acceptance exist.  Customer payments received in connection with license sales are recorded as deferred revenue until such time as all of the above criteria are met.  Prepaid post-contract support and maintenance (“PCS”) revenue bundled with software license agreements is unbundled and deferred based on objective, vendor specific evidence.  PCS revenue is recognized pro-rata over the related service period, which is generally one year.  Consulting and training fees are recognized upon rendering of service.  Support revenues are recognized ratably over the applicable contract periods or as services are performed.  Amounts billed but not yet recognized as revenue, and other payments received prior to recognition of revenue, are recorded as deferred revenue.

We also earn software revenue under consortia agreements wherein several unrelated parties enter into a joint software development agreement with us.  These agreements are generally one to three years in length, require an annual membership fee, and contain best efforts development milestones.  Customers receive a consortium membership, a software library, and related software and maintenance support.  The portion of consortium fees associated with the initial software library is recognized upon delivery, while consortium fees associated with consortium membership and software maintenance are recognized on a straight-line basis over the term of the agreement.  We are not required to deliver specified products under the agreements and the consortium fees are generally non-refundable.  If we are successful in developing software under a consortia agreement as described above, a non-transferable license is typically awarded to the consortium members.

Accordingly, recognition of software licence, service and other revenue is dependent, in part, on management judgment.  Since management’s judgment is involved, changes in our estimates or assumptions could impact revenue recognition in the future.

We recognize revenue from Drug Discovery primarily using the percentage-of-completion method. Accordingly, revenue is recognized as service deliverables are expended against a total research and development plan.  Payments received prior to the completion of the related work are recorded as deferred revenue.  Non-refundable payments are recognized as revenue only when they are not subject to future performance obligations.  Otherwise, such payments are deferred and amortized into revenue over the term of the agreement.  Our revenue recognition policies, in particular as they relate to percentage-of-completion arrangements, are based on estimates and assumptions by management that are subject to change depending on the contract.  As such, any change in our estimates could impact revenue recognition in the future.

Allowance for Doubtful Accounts – We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  This estimate is based on a specific customer analysis, and an additional amount may be provided when and if an account becomes uncollectible at a later date.  If the financial condition of a customer was to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance would be required.  Our allowance for doubtful accounts, therefore, is based on estimates made by management.  Since management’s judgment is involved, there is a risk that the estimate may be overstated or understated which could impact operating results in the future.

Software Development Costs – We capitalize software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”).  Such costs are stated at the lower of cost or net realizable value.  Capitalized software costs are comprised of costs incurred in the development of new software products and enhancements to existing software products after technological feasibility has been established.  We amortize capitalized costs over the estimated product life, not to exceed three years from the date on which the product is available for general release.  The estimated product life may be reduced based on obsolescence or other factors, which could affect the carrying value of capitalized software and result in charges to operating results.  These estimates are based on management’s judgment.  Since management’s judgment is involved, any change in our estimates could impact operating results in the future.

Goodwill – We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) during the quarter ended March 31, 2002.  Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are assessed annually (or more frequently if impairment indicators arise) for impairment.  In making this annual assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and market place data.  There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment.  Since management’s judgment is involved in performing goodwill valuation analyses, there is risk that the carrying value of our goodwill may be overstated.  We completed our annual intangible asset impairment test during the quarter ended December 31, 2002, and concluded that the carrying value of our goodwill was not impaired.  Continued economic weakness, unexpected significant declines in operating results of reporting units, and additional non-temporary market capitalization declines may be indicative of goodwill impairment and cause us to perform additional valuation analyses for our reporting units prior to the next required annual assessment.  These types of events and the resulting analyses could result in charges for goodwill expense in the future.

Income Taxes – Estimates of full year taxable income of the various legal entities and jurisdictions are used in the tax rate calculation, which change throughout the year.  Management uses judgment in estimating what the income will be for the year.  Since judgment is involved, there is risk that the tax rate may significantly increase or decrease in any period, and that operating results could be impacted in the future.

New Accounting Standards

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal” (“SFAS No. 146”).  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”).  The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan.  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  We do not expect that the adoption of SFAS No. 146 will have a material impact on the consolidated financial statements.

In November 2002, the EITF reached consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of EITF 00-21 will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. Management is currently evaluating the effect that the adoption of EITF 00-21 will have on its results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”).  SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for financial statements for the Company ending after December 15, 2002. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation. If the Company should choose to adopt such a method, its implementation pursuant to SFAS No. 148 could have a material effect on the Company’s consolidated financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks consisting primarily of changes in foreign currency exchange rates.  Our international sales generally are denominated in local currencies.  In 2002, 36% of our consolidated revenue was derived from customers outside the United States (including 23% from customers in Europe and 13% from customers in the Asia/Pacific region).  Our exchange rate risk is greatest for Dollar/Euro and Dollar/Yen fluctuations.  When deemed appropriate, we engage in exchange rate-hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations.  At December 31, 2002, we had no hedging transactions in effect.

The introduction and use of the Euro, which began in 1999, has not had a material effect on our foreign exchange or hedging activities.  We will continue to evaluate the impact of the Euro, however, based on currently available information. We do not believe that the introduction of the Euro currency will have a material adverse impact on our consolidated financial condition, cash flows, or results of operations.

We do not use derivative financial instruments for trading or speculative purposes.  However, we regularly invest excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates.  We believe that the market risk arising from holding these financial instruments is minimal.

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio, since we have minimal debt.  We ensure the safety and preservation of invested funds by limiting default risks, market risk, and reinvestment risk.  We mitigate default risk by investing in investment grade securities.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 2002.  However, declines in interest rates that occurred in 2002 may result in some level of decrease to our interest income in 2003 as compared to the amount earned in 2002.  Additional declines in interest rates over time would further reduce our interest income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Pharmacopeia, Inc.

We have audited the accompanying consolidated balance sheets of Pharmacopeia, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002.  Our audits also included the financial statement schedule listed in the index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharmacopeia, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Pharmacopeia, Inc. changed its method of accounting for purchased goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142 during 2002.

/s/ ERNST & YOUNG LLP

San Diego, California

January 28, 2003

Pharmacopeia, Inc.
Consolidated Balance Sheets
 (in thousands, except per share data)

	As of December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$28,236	$68,891
Marketable securities	112,835	86,937
Trade receivables, net of allowance for doubtful accounts of $1,634 and $914, respectively	35,571	43,147
Prepaid expenses and other current assets	5,505	7,263
Total current assets	182,147	206,238

Property and equipment, net	14,157	11,726
Goodwill, net of accumulated amortization of $13,201	34,404	36,823
Software development costs, net of accumulated amortization of $21,118 and $15,076, respectively	8,656	13,104
Other intangible asset, net of accumulated amortization of $2,604 and $1,698, respectively	116	1,022
Other assets	625	1,485
Total assets	$240,105	$270,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,497	$4,361
Accrued liabilities	20,417	28,884
Deferred revenue, current portion	29,076	34,565
Notes payable, current portion	12	44
Total current liabilities	52,002	67,854

Notes payable and long-term liabilities	8	34
Deferred revenue, long-term	4,758	4,521

Stockholders’ equity:
Preferred stock, $.0001 par value, 2,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 40,000 shares authorized, 24,241 and 23,956 shares issued and outstanding, respectively	2	2
Additional paid-in capital	284,733	281,553
Treasury stock	(8,340)	(1,316)
Accumulated deficit	(93,821)	(82,194)
Accumulated comprehensive income (loss)	763	(56)
Total stockholders’ equity	183,337	197,989
Total liabilities and stockholders’ equity	$240,105	$270,398

See accompanying notes to these consolidated financial statements.

Pharmacopeia, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	For the Years Ended December 31,
	2002	2001	2000
Revenues:
Software license, service and other	$95,104	$95,107	$75,401
Drug discovery	29,304	27,196	39,035
Total revenues	124,408	122,303	114,436

Cost of revenues:
Software license, service and other	21,575	19,046	10,901
Drug discovery	19,080	20,411	23,100
Total cost of revenues	40,655	39,457	34,001

Gross margin	83,753	82,846	80,435

Operating costs and expenses:
Research and development	27,868	32,529	25,205
Sales, general and administrative	66,423	61,647	49,505
Restructuring	4,340	—	—
Amortization of goodwill	—	8,620	4,247
Write-off of in-process research and development	—	—	8,740
Total operating costs and expenses	98,631	102,796	87,697
Operating loss from continuing operations	(14,878)	(19,950)	(7,262)
Discontinued acquisition costs	—	(2,985)	—
Interest and other income, net	3,915	9,082	9,194
Income (loss) from continuing operations before tax provision	(10,963)	(13,853)	1,932
Provision for income taxes	664	888	1,255
Income (loss) from continuing operations	(11,627)	(14,741)	677
Discontinued operations:
Income from discontinued operations	—	421	498
Net income (loss)	$(11,627)	$(14,320)	$1,175

Income (loss) per share from continuing operations:
- Basic	$(0.49)	$(0.62)	$0.03
- Diluted	$(0.49)	$(0.62)	$0.03

Income (loss) per share from discontinued operations:
- Basic	$—	$0.02	$0.02
- Diluted	$—	$0.02	$0.02

Net income (loss) per share:
- Basic	$(0.49)	$(0.60)	$0.05
- Diluted	$(0.49)	$(0.60)	$0.05

Weighted average number of common stock outstanding:
- Basic	23,512	23,729	22,659
- Diluted	23,512	23,729	24,453

See accompanying notes to these consolidated financial statements.

Pharmacopeia, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

							Unrealized Gain (Loss) on Marketable Securities

	Common Stock		Additional Paid-in Capital	Treasury Stock				Cumulative Translation Adjustment	Total Stockholders’ Equity
	Number of Shares	Amount		Number of Shares	Amount	Accumulated Deficit
Balance at December 31, 1999	20,183	$1	$148,862	—	$—	(69,049)	(127)	(941)	78,746

Comprehensive income (loss):
Net income						1,175			1,175
Change in translation adjustment								541	541
Change in unrealized gain (loss) on marketable securities							2,122		2,122
Comprehensive income									3,838

Issuance of common stock in private placement, net	1,860	1	110,149						110,150
Issuance of common stock in connection with business acquistion	19	—	1,199						1,199
Issuance of common stock for exercise of stock options and warrants	1,259	—	14,017						14,017
Issuance of common stock in employee stock purchase plan	62	—	1,044						1,044
Issuance of common stock for 401(k) matching	28	—	873						873
Balance at December 31, 2000	23,411	2	276,144	—	—	(67,874)	1,995	(400)	209,867

Comprehensive income (loss):
Net loss						(14,320)			(14,320)
Change in translation adjustment								(514)	(514)
Change in unrealized gain (loss) on marketable securities							(1,137)		(1,137)
Comprehensive loss									(15,971)

Acquisition of treasury stock				113	(1,316)				(1,316)
Issuance of common stock for exercise of stock options	380	—	2,739						2,739
Issuance of common stock in employee stock purchase plan	91	—	1,308						1,308
Issuance of common stock for 401(k) matching	74	—	1,362						1,362
Balance at December 31, 2001	23,956	2	281,553	113	(1,316)	(82,194)	858	(914)	197,989

Comprehensive income (loss):
Net loss						(11,627)			(11,627)
Change in translation adjustment								487	487
Change in unrealized gain (loss) on marketable securities							332		332
Comprehensive loss									(10,808)

Acquisition of treasury stock				531	(7,024)				(7,024)
Exercise of warrant, net value exercise	(51)								—
Retirement of restriced stock	(2)								—
Non-cash stock option compensation expense	103								103
Issuance of common stock for exercise of restricted stock	20								20
Issuance of common stock for exercise of stock options	98	—	785						785
Issuance of common stock in employee stock purchase plan	126	—	1,139						1,139
Issuance of common stock for 401(k) matching	114	—	1,133						1,133
Balance at December 31, 2002	24,241	$2	$284,733	644	$(8,340)	$(93,821)	$1,190	$(427)	$183,337

See accompanying notes to these consolidated financial statements.

Pharmacopeia, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,627)	$(14,320)	$1,175
Adjustments to reconcile net income (loss) to net cash provided from operating activities
Depreciation	6,173	5,645	5,314
Amortization	7,884	16,151	8,860
Contribution of stock to 401(k) members	1,133	1,362	873
Non-cash compensation	103	—	—
Write-off of in-process research and development	—	—	8,740
Changes in assets and liabilities:
Trade receivables	7,576	(4,018)	(8,923)
Prepaid expenses and other current assets	1,758	(294)	(748)
Other assets	860	372	173
Accounts payable	(1,865)	1,369	(1,218)
Accrued liabilities	(5,755)	(5,312)	(311)
Deferred revenue	(5,252)	958	6,403
Other	—	—	1,203
Net cash provided by operating activities	988	1,913	21,541
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(8,498)	(4,864)	(4,176)
Increase in capitalized software development costs	(2,529)	(3,537)	(1,956)
Purchases of marketable securities	(135,505)	(164,051)	(133,241)
Proceeds from sales of marketable securities	109,938	171,796	89,536
Acquisition of business, net of cash acquired	—	(3,855)	(45,084)
Net cash used in investing activities	(36,594)	(4,511)	(94,921)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,944	4,048	125,210
Purchases of treasury stock	(7,024)	(1,316)	—
Principal payments on notes payable	(58)	(95)	(320)
Net cash provided by (used in) financing activities	(5,138)	2,637	124,890
Exchange rate effect on cash and equivalents	89	(498)	683
Net increase (decrease) in cash and equivalents	(40,655)	(459)	52,193
Cash and equivalents, beginning of period	68,891	69,350	17,157
Cash and equivalents, end of period	$28,236	$68,891	$69,350

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$20	$30	$21
Income tax	$436	$1,007	$503

See accompanying notes to these consolidated financial statements.

Pharmacopeia, Inc.
Notes to Consolidated Financial Statements

1.  Organization and Description of Business

Pharmacopeia designs, develops, markets, and supports science- and technology-based products and services intended to improve and accelerate the processes of drug discovery and chemical development.  The Company’s Software Segment, Accelrys Inc. (“Accelrys”), provides molecular modeling, simulation, informatics and decision support for the life sciences and materials research markets.  The Company’s Drug Discovery Segment, Pharmacopeia Drug Discovery, Inc. (“PDD”), provides drug discovery services to pharmaceutical and biotechnology companies based on proprietary combinatorial chemistry, high-throughput screening and Accelrys technologies.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company invests its cash with major financial institutions in money market funds, US Treasury securities and other investment grade securities such as prime-rated commercial paper.

Marketable Securities

Marketable securities consist of fixed-income investments with an original maturity of greater than three months such as US Treasury securities, obligations of US Government agencies and other investment grade securities such as prime-rated commercial paper and corporate bonds.  The Company applies Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115) to its investments in marketable securities.  The Company’s marketable securities are classified as available-for-sale and are recorded at estimated fair value with unrealized gains or losses reported in accumulated comprehensive income in stockholders’ equity.

Included in accumulated comprehensive income as of December 31, 2002 and 2001 is $0.2 and $0.4 million, respectively, of unrealized gain on an investment in the common stock of two unrelated, publicly-traded corporations.  The Company included these investments in other current assets.

At December 31, 2002 and 2001, marketable securities consisted of the following (in thousands):

	2002			2001
	Amortized Cost	Market Value	Unrealized Gain	Amortized Cost	Market Value	Unrealized Gain
U.S. Treasury securities and obligations of U.S. Government agencies	$69,563	$70,054	$491	$45,020	$45,315	$295

U.S. corporate debt securities	42,251	42,781	530	41,421	41,622	201
	$111,814	$112,835	$1,021	$86,441	$86,937	$496

Available-for-sale marketable securities by contractual maturity at December 31, 2002 are as follows (in thousands):

Due within one year	$40,395
Due after one year through eleven years	72,440
$112,835

Property and Equipment

Property and equipment is stated at cost.  Depreciation is provided on the straight-line method over the estimated useful lives of the related assets, which range from two to ten years.  Assets under capital leases are amortized over their estimated useful life or the applicable lease period, whichever period is shorter.  The Company amortizes leasehold improvements over the shorter of their estimated useful lives or the remaining term of the related lease.  Repair and maintenance costs are charged to expense as incurred.

Software Development Costs

The Company capitalizes software development costs in accordance with SFAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”).  Such costs are stated at the lower of cost or net realizable value. Capitalized software costs are comprised of costs incurred in the development of new software products and enhancements to existing software products after technological feasibility has been established.  The Company amortizes capitalized costs over the estimated product life, not to exceed three years from the date on which the product is available for general release.

Research and Development Costs

All research and development costs not subject to capitalization under SFAS 86 are charged to operations as incurred.

Impairment of Long-Lived Assets

The Company reviews the recoverability of the carrying value of long-lived assets, primarily property, plant and equipment, intangible assets, and software development costs, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business.  The net book value of an asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value.  The Company has identified no such impairment losses as of December 31, 2002 and 2001.

Goodwill

The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are assessed annually (or more frequently if impairment indicators arise) for impairment.  The Company elected to perform this annual intangible asset impairment test during the quarter ended December 31 2002, and concluded that the carrying value of goodwill was not impaired.  See Note 11.

Foreign Currency Translation

The Company translates certain of its accounts and the financial statements of its foreign operations in accordance with SFAS No. 52, “Foreign Currency Translation” (“SFAS 52”).  The financial statements of the Company’s international operations are translated into US dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of comprehensive income (loss) within stockholders’ equity.  Gains and losses resulting from foreign currency transactions are included in the consolidated statement of operations.

Concentrations of Risk

In 2002, 2001 and 2000, one of the Company’s Drug Discovery customers accounted for 12%, 11% and 11%, respectively, of consolidated revenue.  The Company’s agreement with this customer expires by its terms in October 2003.  The Company has initiated negotiations with the customer concerning renewal of this agreement; however, renewal of the agreement, on the same or similar terms or at all, is beyond the Company’s control.  The termination of this agreement, without renewal on acceptable terms, will have a material adverse effect on PDD and the Company’s business as a whole.

The Company’s international sales are generally denominated in foreign currencies.  Conversion of foreign-denominated receivables into US dollars could have a material adverse effect on the Company’s results of operations.  The Company conducts business in Europe and in the Asia/Pacific region, primarily in Japan.  Any significant decline in the economies or the value of the currencies in these regions could have a material adverse impact on the Company.

Revenue Recognition

The Company recognizes revenue from licenses of computer software provided that the customer has signed a non-cancelable license agreement, the software and related documentation has been shipped, no material uncertainties regarding customer acceptance exist, and collection of the resulting receivable is deemed probable.  Prepaid post-contract support and maintenance (“PCS”) revenue bundled with software license agreements is unbundled using objective, vendor specific evidence.  PCS revenue is recognized pro-rata over the related service period, which is generally one year.  Revenue generated from consulting, training, and software customization sold separately from license agreements is recognized as the services are performed.

The Company earns revenue under consortium agreements wherein several unrelated parties enter into a joint software development agreement with the Company.  These agreements are generally one to three years in length, require an annual membership fee and contain best efforts development milestones.  Customers receive a consortium membership, a software library, and related software and maintenance support.  The portion of consortium fees associated with the initial software library is recognized upon delivery, while consortium fees associated with consortium membership and software maintenance are recognized on a straight-line basis over the term of the agreement.  The Company is not required to deliver specified products under the agreements and the consortium fees are generally non-refundable.  If the Company is successful in developing software under a consortium agreement described above, a non-transferable license is typically awarded to that consortium’s members.

Through December 31, 2001, the Company sold computer hardware to a licensee of the Company’s software products.  In these instances, the Company typically ordered the hardware from an unrelated vendor and recognized revenue upon shipment of the hardware to the licensee by the vendor.  During 2001, the Company discontinued selling computer hardware to licensees.  Accordingly, all revenues and expenses related to this operation have been included in income from discontinued hardware operations in the statement of operations for all years presented.

Revenue from Drug Discovery is recognized primarily using the percentage-of-completion method. Accordingly, revenue is recognized as service deliverables are expended against a total research and development plan.  Payments received prior to the completion of the related work are recorded as deferred revenue.  Non-refundable payments are recognized as revenue only when they are not subject to future performance obligations.  Otherwise, such payments are deferred and amortized into revenue over the term of the agreement.

Advertising Expense

The cost of advertising is expensed as incurred.  The Company incurred $0.3 million, $1.1 million, and $0.4 million in advertising costs during 2002, 2001, and 2000, respectively.

Stock Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock option plans.  Under APB 25, no compensation expense is recognized at the time of option grant because the exercise price of the Company’s employee stock option equals the fair market value of the underlying common stock on the date of grant.

SFAS 123 requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options and warrants granted subsequent to December 31, 1994 and shares of common stock purchased by employees in connection with the ESPP (“equity awards”) under the fair value method.  The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001, and 2000, respectively: risk-free interest rates of 3.3%, 4.8%, and 5.2%; expected volatility of 91%, 94%, and 108%; expected option life of 6.5, 6.8, and 5.9 years from vesting; and an expected dividend yield of 0.0%.

For purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options’ vesting period.  The Company’s pro forma net loss and net loss per share information is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000
Net income (loss):
As reported	$(11,627)	$(14,320)	$1,175
Pro forma	(24,487)	(31,899)	(16,823)
Basic and diluted net income (loss) per common share:
As reported	$(0.49)	$(0.60)	$0.05
Pro forma	(1.04)	(1.34)	(0.74)

Net Income (Loss) Per Share

The Company computes net income (loss) per share pursuant to SFAS No. 128, “Earnings Per Share” (“SFAS 128”).  Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period.  Common equivalent shares, composed of unvested restricted common shares and incremental common shares issuable upon the exercise of stock options, are included in diluted net income (loss) per share to the extent these shares are dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000
Numerator:
Net income (loss)	$(11,627)	$(14,320)	$1,175

Denominator:

Weighted average shares outstanding and Denominator for basic earnings per share	23,512	23,729	22,659

Effect of dilutive securities:
Employee stock options	—	—	1,794

Denominator for diluted earnings per share	23,512	23,729	24,453

Net income (loss) per share:
Basic and Diluted	$(0.49)	$(0.60)	$0.05

Dilutive common stock equivalents would include the dilutive effects of common stock options, warrants for common stock equivalents, and restricted stock that has not yet fully vested.  Potentially dilutive common stock equivalents totaled approximately 3,818,000, 2,843,000, and 626,000 shares for the years ended December 31, 2002, 2001, and 2000 respectively.  Potentially dilutive common stock equivalents were excluded from the 2002 and 2001 diluted earnings per share denominator because of their anti-dilutive effect.

Comprehensive Income (Loss)

The Company has adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”).  SFAS 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements.  Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, and unrealized gains and losses on investments shall be reported, net of their related tax effect, to arrive at comprehensive loss.  The Company’s net income (loss) and its total comprehensive income (loss) are included in the statement of stockholders’ equity.

Effect of New Accounting Standards

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal” (“SFAS No. 146”).  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”).  The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan.  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company does not expect that the adoption of SFAS No. 146 will have a material impact on the consolidated financial statements.

In November 2002, the EITF reached consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of EITF 00-21 will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. Management is currently evaluating the effect that the adoption of EITF Issue 00-21 will have on its results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”).  SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation.  Amendments are effective for financial statements for the Company ending after December 15, 2002.  The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation.  If the Company should choose to adopt such a method, its implementation pursuant to SFAS No. 148 could have a material effect on the Company’s consolidated financial position and results of operations.

Reclassifications

Certain amounts in prior periods have been reclassified to conform with current period presentation.

3.  Business Combinations

Acquisition of Software Businesses

On June 29, 2001, the Company acquired Synomics Limited (“Synomics”), a UK-based company providing middleware technology and consulting expertise.  The Company paid $4.0 million for Synomics, consisting of $3.5 million cash and $0.5 million in transaction costs.  The purchase price was allocated as follows: $0.3 million to net tangible assets (including cash acquired of $0.1 million) and $3.7 million to goodwill and other intangibles.

On February 29, 2000, the Company acquired Synopsys Scientific Systems Limited (“Synopsys”), a UK-based company providing chemical database software, chemical data content, and system integration services to the pharmaceutical, biotechnology, and chemical industries.  The Company paid $25.6 million for Synopsys, consisting of $23.7 million in cash, $0.7 million in transaction costs, and 19,142 shares of the Company’s common stock valued at $1.2 million.  The purchase price was allocated as follows: $6.4 million to in-process research and development,

$0.3 million to net tangible assets (including cash acquired of $0.5 million), $3.0 million to developed software, $3.4 million to customer lists and other identified intangible assets, and $12.5 million to goodwill.

On September 6, 2000, the Company acquired the software subsidiaries of Oxford Molecular Group Plc (“Oxford”), a group of UK and US based companies providing informatics technologies.  The Company paid $32.1 million for Oxford, consisting of $18.7 million in cash, $11.9 million in assumed liabilities and $1.5 million in transaction costs.  The purchase price was allocated as follows: $2.3 million to in-process research and development, $5.3 million to net liabilities (net of cash acquired of $0.2 million), $11.7 million to developed software, $2.1 million to customer lists and other identified intangible assets, and $21.3 million to goodwill.

The Company has included $0.1 million and $8.4 million in accrued liabilities for closure of identified facilities, termination and relocation of employees, and contractual holdbacks as of December 31, 2002 and 2001, respectively, resulting from these acquisitions.  Such accruals were recorded at the time of acquisition based on plans established at that time.  During 2002, the Company charged $4.0 million against the 2001 accrual for exit, involuntary employee termination, and relocation costs, $3.1 million was paid to Oxford, and $1.2 million was used to reduce the balance of goodwill.

Pro Forma Consolidated Results of Operations

The operating results of Synomics, Synopsys, and Oxford have been included in the Company’s results of operations since their respective acquisition dates.  Assuming that the acquisitions had occurred on January 1 of the respective years, the pro forma consolidated results of operations would be as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2001	2000
Total revenue	$122,682	$131,494
Net loss	$(18,614)	$(23,911)

Net loss per share:
Basic and diluted	$(0.78)	$(1.06)

The 2000 pro forma results of operations exclude the write-off of allocated in-process research and development of $8.7 million.

Discontinued Acquisitions

In March 2001 and January 2002, the Company decided to discontinue pursuits of two separate potential acquisitions.  Accumulated costs related to these potential acquisitions were expensed during the first and fourth quarters of 2001, respectively, in the total amount of $3.0 million.

4.  Composition of Certain Financial Statement Captions

Property and equipment consist of the following (in thousands):

	December 31,
	2002	2001
Laboratory equipment	$12,149	$11,501
Furniture, fixtures and equipment	5,639	5,977
Computers and software	18,151	16,409
Leasehold improvements	8,117	6,955
Other	979	610
	45,035	41,452
Accumulated depreciation and amortization	(30,878)	(29,726)
Property and equipment, net	$14,157	$11,726

Accrued liabilities consist of the following (in thousands):

	December 31,
	2002	2001
Payroll and other compensation	$8,144	$10,508
Royalties	1,489	1,731
Merger related and restructuring costs	2,275	8,158
Income and other taxes	4,994	4,843
Other	3,515	3,644
	$20,417	$28,884

5.  Income Taxes

The Company accounts for income taxes using the liability method.  Under the liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial carrying amounts and the tax basis of existing assets and liabilities.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$32,117	$30,224
Unused tax credits	914	914
Fixed assets	840	698
Accruals and reserves	13,067	12,037
Gross deferred tax asset	46,938	43,873

Deferred tax liabilities:
Intangibles	5,010	6,137

Net asset before valuation allowance	41,928	37,736
Valuation allowance	(41,928)	(37,736)

Net deferred tax asset	$—	$—

As of December 31, 2002, approximately $1.9 million of the valuation allowance for deferred tax assets relates to pre-acquisition tax deductions, which to the extent recognized, will result in a reduction of goodwill.

Pretax income (loss) from the Company’s domestic operations totaled approximately $(15.3 million), $(12.8 million), and $0.6 million in 2002, 2001, and 2000, respectively.  Pretax income (loss) from the Company’s foreign operations totaled approximately $4.3 million, $(0.7 million), and $1.9 million in 2002, 2001, and 2000, respectively.

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2002	2001	2000
Current:
Federal	$—	$—	$—
State	53	183	329
Foreign	611	705	926
Total	$664	$888	$1,255

The following reconciles income taxes computed at the US statutory federal tax rate to the provision for income taxes from continuing operations (in thousands):

	Years Ended December 31,
	2002	2001	2000
Tax expense (benefit) at U.S. statutory rate	$(3,727)	$(4,710)	$826
State income taxes, net of Federal income tax benefit	(670)	(766)	329
Nondeductible merger costs	—	3,056	5,031
Foreign taxes	391	1,852	183
Change in valuation allowance and other	4,670	1,456	(5,114)
Provision for income taxes	$664	$888	$1,255

As of December 31, 2002, the Company has US federal net operating loss carryforwards of approximately $76.0 million, and credit carryforwards of approximately $1.0 million.  The US federal net operating losses and credits begin to expire in 2008 through 2022, if not fully utilized.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss and credit carryforwards.  A portion of the net operating losses relate to stock option deductions which will result in an increase to paid-in capital and a decrease in income taxes payable at such time that the tax benefit is realized.

A portion of the Company’s US federal net operating loss carryforwards that relate to the acquired companies may be subject to annual usage limitations under Section 382 of the Internal Revenue Code.

6.  Stock Plans

The Company has four Stock Plans, including the 1994 Incentive Stock Plan, the 1995 Employee Stock Purchase Plan, the 1995 Director’s Option Plan, and the 2000 Stock Option Plan.

In accordance with the 1994 Incentive Stock Plan (the “Plan”), the Company may grant both incentive or non-qualified stock options or stock purchase rights to purchase up to 5,700,000 shares of common stock to officers, directors, employees, sales representatives, and consultants of the Company.  The term of each incentive and non-qualified stock option and stock purchase right is generally ten years.  Vesting generally occurs over a period of not greater than five years.  At December 31, 2002, there were 794,000 shares available for future grants under the 1994 Incentive Stock Plan.

In 1995, the Company adopted the 1995 Employee Stock Purchase Plan (“ESPP”) under Section 423 of the Internal Revenue Code.  A total of 750,000 shares of common stock are reserved for offering under the ESPP.  In 2002, 126,000 shares of common stock were purchased at prices ranging from $8.52 to $9.48 per share.  At December 31, 2002, there were 313,000 shares available for future purchase under the ESPP.

In accordance with the 1995 Director’s Option Plan, the Company may grant options to purchase up to 300,000 shares of common stock to non-employee members of the Board.  The exercise price of the stock options shall be equal to the fair market value per share of common stock on the option grant date.  Each option has a term of ten years from the option grant date and shall become exercisable in a series of three equal and successive annual installments.  In 2002, 30,000 options were granted at an exercise price of $11.10.  At December 31, 2002, there were 92,000 shares available for future grants under the Director’s Option Plan.

In accordance with the 2000 Stock Option Plan, the Company may grant non-qualified stock options or stock purchase rights to purchase up to 1,500,000 shares of common stock to employees and consultants of the Company.  The term of each non-qualified stock option and stock purchase right is ten years.  In 2002, 146,000 options were granted at exercise prices ranging from $6.00 to $14.09.  Vesting generally occurs over a period of not greater than five years.  At December 31, 2002, there were 334,000 shares available for future grants under the 2000 Stock Option Plan.

A summary of the Company’s stock option activity and weighted average exercise prices follows (in thousands, except per share amounts):

	2002		2001		2000
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year:	4,878	$21.46	3,383	$23.33	3,664	$10.73
Granted	1,348	$9.99	2,282	$15.48	1,460	$42.53
Exercised	(98)	$8.02	(384)	$7.03	(1,259)	$10.93
Expired	(1,188)	$26.09	(403)	$23.02	(482)	$19.04
Outstanding at end of year:	4,940	$17.49	4,878	$21.46	3,383	$23.33

Exercisable at end of year	2,299		1,679		1,223

Weighted average fair value of options granted during the year		$7.80		$18.75		$35.83

A summary of stock options outstanding and exercisable as of December 31, 2002, follows (in thousands, except per share amounts):

				Options Outstanding		Options Exercisable
Range of Exercise Prices			Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Excercisable	Weighted Average Exercise Price
$0.38	-	$10.00	1,442	7.9	$8.67	534	$7.81
$10.01	-	$15.00	1,690	8.2	11.81	609	11.78
$15.01	-	$20.00	733	6.4	17.90	471	17.78
$20.01	-	$40.00	366	7.0	25.79	226	25.63
$40.01	-	$85.00	709	7.3	44.24	459	44.31
$0.38	-	$85.00	4,940	7.6	$17.49	2,299	$19.94

7.  Deferred Compensation and Retirement Savings Plans

The Company has an employee savings and retirement plan (the “401(k) Plan”) and a deferred compensation plan for certain highly compensated employees.

The 401(k) Plan is intended to be a tax-qualified plan covering substantially all employees.  Under the terms of the 401(k) Plan, employees may elect to contribute up to 20% of their compensation, or the statutory prescribed limit, if less.  As part of this plan employees may elect to invest in the stock of the Company.  The Company may, at its discretion, match employee contributions up to a maximum of 3% of the employee’s compensation.  Employer contributions, made up entirely of Company common stock, totaled $1.1 million, $1.4 million, and $0.9 million for the years ended December 31, 2002, 2001, and 2000.

The Deferred Compensation plan was established in 2000 and permits selected employees to defer up to 100% of their compensation.  Contributions to this plan are held in a trust account and are invested at the participant’s discretion in marketable debt and equity securities.  These investments are reflected in other assets on the balance sheet and total $0.7 million and $0.5 million as of December 31, 2002 and 2001, respectively.

8.  Segment Information

The Company operates in two industry segments.  The Company’s Software Segment, Accelrys Inc. (“Accelrys”), provides molecular modeling, simulation, informatics and decision support for the life sciences and materials research markets.  The Company’s Drug Discovery Segment, Pharmacopeia Drug Discovery, Inc. (“PDD”), Inc. provides drug discovery services to pharmaceutical and biotechnology companies based on proprietary combinatorial chemistry, high-throughput screening and Accelrys technologies.

Summarized financial information concerning the industry segments and geographic revenues follows (in thousands):

	Years Ended December 31,
	2002			2001			2000
	Accelrys	PDD	Total	Accelrys	PDD	Total	Accelrys	PDD	Total
Revenues:
Software licenses services and other	$95,104	$—	$95,104	$95,107	$—	$95,107	$75,401	$—	$75,401
Drug discovery	—	29,304	29,304	—	27,196	27,196	—	39,035	39,035
Total revenues	$95,104	$29,304	$124,408	$95,107	$27,196	$122,303	$75,401	$39,035	$114,436

Depreciation and amortization	$11,844	$2,213	$14,057	$18,899	$2,897	$21,796	$10,764	$3,410	$14,174
Operating income (loss) from continuing operations(1)	$(12,750)	$(2,128)	$(14,878)	$(13,351)	$(6,599)	$(19,950)	$(7,962)	$700	$(7,262)
Capital expenditures	$7,629	$869	$8,498	$3,561	$1,303	$4,864	$2,365	$1,811	$4,176
Total assets(2)	$104,143	$135,962	$240,105	$119,538	$150,860	$270,398	$119,386	$165,380	$284,766

Revenues(3)
U.S.			$80,473			$76,513			$75,673
Europe			28,314			30,310			23,366
Asia-Pacific			15,621			15,480			15,397
Total			$124,408			$122,303			$114,436

(1)       Includes  $8.7 million of write-offs of in-process research and development in 2000.

(2)       Includes cash and cash equivalents of $13,058 and $15,178 at Software and Drug Discovery, respectively in 2002; $14,614 and $142,042 at Software and Drug Discovery, respectively, in 2001;and  $18,242 and $146,721 at Software and Drug Discovery, respectively, in 2000.

(3)       Revenue in the US category includes export revenue from Drug Discovery and Software.  Export revenues from the US to Europe totaled $16,336, $15,081 and, $15,953 in 2002, 2001, and 2000, respectively; and export revenues to Asia-Pacific totaled $5,207, $2,371,and  $1,170 in 2002, 2001, and 2000, respectively.

9.  Commitments and Contingencies

Operating Leases

The Company has several operating leases or sub-leases for office and laboratory space, which expire at various dates through 2022.  The leases for the Company’s primary facilities in Cambridge, UK, CA and NJ, USA, provide generally for scheduled rent increases, options to extend the leases with certain changes to the terms of the lease agreement, and refurbishment allowances.  Rent expense under operating leases for 2002, 2001, and 2000 was approximately $8.1 million, $6.6 million, and $5.7 million, respectively.

Future minimum lease commitments at December 31, 2002 are as follows (in thousands):

Total
2003	$6,393
2004	6,237
2005	6,006
2006	3,633
2007	1,580
Thereafter	18,839
$42,688

Royalties

The Company pays royalties to approximately thirty partners for worldwide licenses to enhance and market certain software developed at universities, corporations, and other institutions.  A majority of the royalty agreements are long term or perpetual in nature and the royalty obligations thereunder are generally based on a percentage of revenues derived from certain software licenses plus associated revenues from post-contract support and maintenance.  The royalty agreements require quarterly payments and generally do not limit the maximum royalty amount under the agreement.  Certain agreements contain provisions for quarterly and annual minimum royalty payments that total approximately $0.5 million on an annual basis.  In 2002, 2001, and 2000 the Company incurred related royalty expense of $3.2 million, $3.0 million, and $2.2 million, respectively.  Based on existing royalty agreements, the Company expects to continue to incur about these levels of annual future royalty obligations.

Additionally, the Company has a license agreement that grants to the Company an exclusive, worldwide license to certain technology for making and using combinatorial chemical libraries.  This agreement requires the Company to pay annual license fees and certain royalties. In 2002, 2001, and 2000 the Company paid related royalties and license fees of $0.3 million, $0.2 million, and $0.2 million, respectively.

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

10.  Selected Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001 (in thousands, except per share amounts):

	2002				2001
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Revenues	$26,840	$29,300	$30,908	$37,360	$25,563	$27,218	$28,500	$41,022
Cost of revenues	$9,617	$10,624	$10,296	$10,118	$9,790	$9,536	$9,906	$10,224
Net income (loss) from continuing operations	$(6,003)	$(5,080)	$(6,330)	$5,786	$(5,875)	$(5,632)	$(5,930)	$2,697
Net income (loss)	$(6,003)	$(5,080)	$(6,330)	$5,786	$(5,780)	$(5,408)	$(5,953)	$2,821

Per Common Share:
Net income (loss) from continuing operations
- Basic	$(0.25)	$(0.22)	$(0.27)	$0.25	$(0.25)	$(0.24)	$(0.25)	$0.11
- Diluted	$(0.25)	$(0.22)	$(0.27)	$0.24	$(0.25)	$(0.24)	$(0.25)	$0.11

Net income (loss):
- Basic	$(0.25)	$(0.22)	$(0.27)	$0.25	$(0.25)	$(0.23)	$(0.25)	$0.12
- Diluted	$(0.25)	$(0.22)	$(0.27)	$0.24	$(0.25)	$(0.23)	$(0.25)	$0.12

11.  Goodwill and Other Intangible Assets – Adoption of Statements 141 and 142

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” (“SFAS 141”).  As required by SFAS 141, during the quarter ended March 31, 2002, the Company reclassified $1.8 million of intangible assets with indefinite lives to goodwill.  The related amortization expense in the prior period, which had been previously classified as sales, general and administrative expense, has been reclassified to amortization of goodwill.  All such reclassified intangibles and related amortization are associated with Accelrys.

The Financial Accounting Standards Board also issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) in July 2001.  Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  The Company adopted SFAS 142 during the quarter ended March 31, 2002, completed its annual intangible asset impairment test during the quarter ended December 31, 2002, and concluded that the carrying value of goodwill was not impaired.

The Company’s other intangibles are amortized on a straight-line basis.  Intangible asset amortization in the three years ended December 31, 2002 was $0.9 million, $0.9 million, and $0.8 million.  The balance of $0.1 million as of December 31, 2002 will be expensed in the first calendar quarter of 2003.

The effect of excluding amortization of goodwill from the Company’s net loss and net loss per share, based on the implementation of SFAS 142, is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001
Reported net loss	$(11,627)	$(14,320)
Addback: Goodwill amortization	—	8,620
Adjusted net loss	$(11,627)	$(5,700)

Basic and Diluted net loss per share
Reported net loss per share	$(0.49)	$(0.60)
Addback: Goodwill amortization	—	0.36
Adjusted net loss per share	$(0.49)	$(0.24)

12.  Treasury Stock

During the third quarter of 2001, the Company’s Board of Directors authorized a stock repurchase program under which up to 1,000,000 shares of Pharmacopeia common stock with a market value up to $16 million may be acquired in the open market.  As of December 31, 2002, the Company had repurchased a total of 643,900 shares for $8.3 million.

13.  Restructuring

During the third quarter of 2002, the Company announced that it was undertaking various actions to restructure its operations to improve its overall financial performance.  The restructuring effort included a reduction in force of 71 employees, of which 68 had been terminated as of December 31, 2002, and the closure of certain facilities. As a result of this plan, restructuring related charges of approximately $4.3 million were recognized as operating expense in the third quarter of 2002.

The following table summarizes the balance of the accrued restructuring reserve, which has been included in accrued liabilities at December 31, 2002 (in thousands):

	Severance Costs for Involuntary Employee Terminations	Costs to Exit Certain Lease Obligations	Total
Balance at August 6, 2002	$2,367	$1,973	$4,340
Utilization of Reserves:
Cash	(1,823)	(242)	(2,065)
Balance at December 31, 2002	$544	$1,731	$2,275

14.  Related Party Transactions

A stockholder and member of the Company’s Board of Directors is also a partner in the principal outside law firm that provides legal services to the Company.  For the years ended December 31, 2002, 2001, and 2000 the Company expended a total of $0.8 million, $2.2 million, and $1.0 million in fees related to services provided by such firm.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning the Company’s directors and executive officers, other than as set forth in Item 4A, is incorporated by reference from the Company’s Proxy Statement (the “Proxy Statement”) related to the Annual Stockholders Meeting to be held on May 1, 2003.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the section entitled “Executive Compensation” in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the section entitled “Stock Ownership of Principal Stockholders and Management” in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities  Exchange Act of 1934, as amended, within the 90 days prior to the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the evaluation date.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following Consolidated Financial Statements are included:

(a)(2) Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts (in thousands)

		Additions
DESCRIPTION	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at the End of Period

Allowances for doubtful accounts:
Year ended December 31, 2000	$624	$564	$1,673	(1)	$556	(2)	$2,305
Year ended December 31, 2001	$2,305	$315	$—		$1,706	(2)	$914
Year ended December 31, 2002	$914	$1,270	$—		$550	(2)	$1,634

(1)          $1,664 represents amount from acquisitions, $9 represents amounts charged to foreign currency translation adjustment.

(2)          Represents write-offs, net of recoveries.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(a)(3)                    Exhibits:

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by Reference to Exhibit 3.1 to the Company’s Report on Form 10-K for the year ended December 31, 1996).
3.3	Bylaws of the Registrant, as amended (incorporated by Reference to Exhibit 3.3 to the Company’s Report on Form 10-K for the year ended December 31, 1996).
3.3(a)	Amendment to Bylaws of the Registrant dated July 31, 1997 (incorporated by Reference to Exhibit 3.3(a) to the Company’s Report on Form 10-Q for the quarter ended September 30, 1997).
3.3(b)	Amendment to Bylaws of the Registrant dated January 17, 2002.

4.1

Rights Agreement, dated as of September 6, 2002, between Pharmacopeia, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A thereto the Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock and Exhibit B thereto the Form of Right Certificate (incorporated by Reference to Exhibit 4.1 to the Company’s Report on Form 8-K dated September 4, 2002).

10.1#	Amended 1994 Incentive Stock Plan (incorporated by Reference to Exhibit 10.5 to the Company’s Report on Form 10-K for the year ended December 31, 1995 (File Number 000-27188)).
10.1(a)#	Amendment No. 1 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(a) to the Company’s Report on Form 10-K for the year ended December 31, 2000).
10.1(b)#	Amendment No. 2 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(b) to the Company’s Report on Form 10-K for the year ended December 31, 2000).
10.1(c)#	Amendment No. 3 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.5(a) to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997).
10.1(d)#	Amendment No. 4 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(d) to the Company’s Report on Form 10-K for the year ended December 31, 2000).
10.1(e)#	Amendment No. 5 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(e) to the Company’s Report on Form 10-K for the year ended December 31, 2000).
10.1(f)#	Amendment No. 6 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(f) to the Company’s Report on Form 10-K for the year ended December 31, 2000).
10.1(g)#	Amendment No. 7 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(g) to the Company’s Report on Form 10-K for the year ended December 31, 2000).
10.1(h)#	Amendment No. 8 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.54 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2000).
10.1(i)#	Amendment No. 9 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(i) to the Company’s Report on Form 10-Q for the quarter ended March 31, 2002).
10.2#	1995 Employee Stock Purchase Plan (incorporated by Reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-98246)).
10.2(a)#	Amendment No. 1 to the Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2(a) to the Company’s Report on Form 10-Q for the quarter ended March 31, 2001).
10.3#	1995 Director Option Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-98246)).
10.3(a)#	Amendment No. 1 to 1995 Director Option Plan (incorporated by reference to Exhibit 10.3(a) to the Company’s report on form 10-K for the year ended December 31, 2000).
10.3(b)#	Amendment No. 2 to the 1995 Director Option Plan (incorporated by reference to Exhibit 10.3(b) to the Company’s report on Form 10-Q for the quarter ended March 31, 2001).
10.4+

Research, License, and Royalty Agreement, dated as of February 15, 1995, between Pharmacopeia and Berlex Laboratories, Inc. (incorporated by Reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-98246)).

10.4(a)+	Amendment No. 1 to Research, License and Royalty Agreement between the

Company and Berlex Laboratories, Inc. dated November 27, 1996 (incorporated by Reference to Exhibit 10.9(a) to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997).
10.4(b)+

Amendment No. 2 to Research, License and Royalty Agreement between the Company and Berlex Laboratories, Inc. dated June 30, 1997 (incorporated by Reference to Exhibit 10.9(b) to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997).

10.4(c)+

Amendment No.3 to Research, License and Royalty Agreement between the Company and Berlex Laboratories, Inc. dated November 21, 1997 (incorporated by Reference to Exhibit 10.9(c) to the Company’s Report on Form 10-K for the year ended December 31, 1997).

10.4(d)*++	Amendment No. 4 to Research, License and Royalty Agreement between the Company and Berlex Laboratories, Inc. dated July 22, 1998
10.4(e)*++	Amendment No. 5 to Research, License and Royalty Agreement between the Company and Berlex Laboratories, Inc. dated January 24, 2003
10.5+

License Agreement, dated as of October 6, 1995, among Pharmacopeia, the Trustees of Columbia University in the City of New York and Cold Spring Harbor Laboratory (incorporated by Reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-98246)).

10.6+

Collaboration Agreement, dated as of December 22, 1994, between Pharmacopeia and Schering Corporation and Schering-Plough, Ltd.  (incorporated by Reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-98246)).

10.6(a)+

Amendment No. 2 to Collaboration Agreement and Random Library Agreement between the Company and Schering Corporation and Schering-Plough, Ltd. dated as of April 22, 1996 (incorporated by Reference to Exhibit 10.11(b) to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997).

10.6(b)+

Amendment No. 3 to Collaboration Agreement and Random Library Agreement between the Company and Schering Corporation and Schering-Plough, Ltd. dated as of April 21, 1997 (incorporated by Reference to Exhibit 10.11(c) to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997).

10.7+

Random Library Agreement, dated as of December 22, 1994, between Pharmacopeia and Schering Corporation and Schering-Plough, Ltd. (incorporated by Reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-98246)).

10.8	Lease Agreement between Pharmacopeia and Eastpark at 8A (incorporated by Reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-98246)).
10.8(a)

Amendment dated as of January 22, 1996 to Lease Agreement between Pharmacopeia and Eastpark at 8A (incorporated by reference to Exhibit 10.13(a) to the Company’s Report on Form 10-K for the year ended December 31, 1995 (File Number 000-27188)).

10.8(b)

Third Amendment to Lease Agreement dated March 31, 1996 between Pharmacopeia and Eastpark at 8A (incorporated by reference to Exhibit 10.13(b) to the Company’s Report on Form 10-Q for the quarter ended June 30, 1996).

10.9#

Employment Agreement dated as of February 26, 2001 between the Company and Joseph A. Mollica, Ph.D. (incorporated by reference to the Company’s Report on form 10-K for the year ended December 31, 2000).

10.10#

Employment Agreement, dated June 3, 1993, between the Company and John J. Baldwin, Ph.D. (incorporated by Reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-98246)).

10.11#	Employment Agreement, dated June 20, 1996, between the Company and Stephen A. Spearman, Ph.D. (incorporated by reference to Exhibit 10.32 to the

Company’s Report on Form 10-Q for the quarter ended September 30, 1996).
10.12+

Collaboration and License Agreement between Pharmacopeia, Inc. and Bristol-Myers Squibb Company dated November 26, 1997 (incorporated by reference to Exhibit 10.34 to the Company’s Report on Form 10-K/A-2 for the year ended December 31, 1997).

10.13+

Collaboration and License Agreement, dated as of October 29, 1998, between Pharmacopeia, Inc. and Schering-Plough Ltd. (incorporated by reference to Exhibit 10.43 to the Company’s Report on Form 10-K for the year ended December 31, 1998).

10.14+

Collaboration and License Agreement, dated as of October 29, 1998, between Pharmacopeia, Inc. and Schering Corporation (incorporated by reference to Exhibit 10.44 to the Company’s Report on Form 10-K for the year ended December 31, 1998).

10.15

Guarantee, dated as of October 29, 1998, between Pharmacopeia, Inc. and Schering-Plough Corporation (incorporated by reference to Exhibit 10.45 to the Company’s Report on Form 10-K for the year ended December 31, 1998).

10.16

Lease dated November 12, 1998 between Molecular Simulations Inc. and San Diego Tech Center, LLC (incorporated by reference to Exhibit 10.47 to the Company’s Report on Form 10-K for the year ended December 31, 1998).

10.17#	Form of Indemnity Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.48 to the Company’s Report on Form 10-K for the year ended December 31, 1998).
10.18

Lease Agreement, dated May 1, 1999, between Pharmacopeia and South Brunswick Rental I, LTD (incorporated by reference to Exhibit 10.49 to the Company’s Report on Form 10-Q for the quarter ended June 30, 1999).

10.19

Amendment No. 1, effective April 15, 1999, to Collaboration and License Agreements, dated as of October 29, 1998, between Pharmacopeia, Inc., Schering-Plough Ltd. And Schering Corporation (incorporated by reference to Exhibit 10.50 to the Company’s Report on Form 10-K for the year ended December 31, 1999).

10.20+

Amendment No. 2, effective October 1, 1999, to Collaboration and License Agreements, dated as of October 29, 1998, between Pharmacopeia, Inc., Schering-Plough Ltd. and Schering Corporation (incorporated by reference to Exhibit 10.51 to the Company’s Report on Form 10-K for the year ended December 31, 1999).

10.21#	Pharmacopeia, Inc. 2000 Stock Option Plan (incorporated by reference to the Company’s Report on form 10-K for the year ended December 31, 2000).
10.22#	Pharmacopeia, Inc. Executive Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.52 to the Company’s Report on Form 10-Q for the quarter ended March 31, 2000).
10.23

Form of Stock Purchase Agreement, dated as of March 8, 2000, among the company and the investors set forth therein (incorporated by reference to Exhibit 10.53 to the Company’s Report on Form 10-Q for the quarter ended March 31, 2000.)

10.24#

Consulting Agreement for Founding Members of the Pharmacopeia, Inc. Scientific Advisory Board, between Pharmacopeia, Inc. and Paul A. Bartlett (incorporated by reference to the Company’s Report on form 10-K for the year ended December 31, 2000).

10.25#	Employment Agreement dated May 1, 2001 between the Company and Michael R. Stapleton. (incorporated by reference to the Company’s Report on form 10-Q for the quarter ended September 30, 2001).
10.25(a)#*	Separation Agreement and Release of Claims dated September 30, 2002, by and between Pharmacopeia, Inc. and Michael R. Stapleton.
10.26	Lease Agreement dated July 29, 2001 among the Masters, Fellows and Scholars of Trinity College, Cambridge, Accelrys Limited, and Accelrys Inc.

and Trinity College (CJP) Limited (incorporated by reference to the Company’s Report on form 10-Q for the quarter ended September 30, 2001).
10.27+	Collaboration and License Agreement dated February 25, 2002 between the Company and N.V. Organon (incorporated by reference to the Company’s Report on form 10-K for the year ended December 31, 2001).
10.28#*	Employment Agreement dated December 3, 2002 by and between Pharmacopeia, Inc. and Mark J. Emkjer.
21.1*	Subsidiaries of Pharmacopeia, Inc.
23.1*	Consent of Ernst & Young LLP, Independent Auditors.
24.1*	Powers of Attorney (See signature page)

+                             Confidential treatment granted.

++                      Confidential treatment requested.

#                             Represents a management contract or compensatory plan or arrangement.

*                             Filed herewith

(b) Reports on Form 8-K

(i)                                     Current report on Form 8-K filed October 9, 2002 reported under Item 7 relating to a presentation to investors on October 9, 2002.

(c) Exhibits

See Item 15 (a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACOPEIA, INC.

By:	/s/ Joseph A. Mollica, Ph.D.
Joseph A. Mollica, Ph.D.
Chairman of the Board, President and Chief
Executive Officer
(Principal Executive Officer and Authorized Signatory)

Date: March 25, 2003

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John J. Hanlon and Joseph A. Mollica, Ph.D., jointly and severally, as his or her attorney-in-fact, each with full power of substitution, for him or her, in any and all capacities, to sign each amendment to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures

Title

Date

/s/ Joseph A. Mollica, Ph.D.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 25, 2003
Joseph A. Mollica, Ph.D.

/s/ John J. Hanlon	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 25, 2003
John J. Hanlon

/s/ Arthur E. Roke, CPA	Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	March 25, 2003
Arthur E. Roke, CPA

/s/ Frank Baldino, Jr., Ph.D.	Director	March 25, 2003
Frank Baldino, Jr., Ph. D.

/s/ Paul A. Bartlett, Ph.D.	Director	March 25, 2003
Paul A. Bartlett, Ph.D.

/s/ Gary E. Costley, Ph.D.	Director	March 25, 2003
Gary E. Costley, Ph.D.

/s/ Ricardo B. Levy, Ph.D.	Director	March 25, 2003
Ricardo B. Levy, Ph.D.

/s/ James J. Marino, Esq.	Director	March 25, 2003
James J. Marino, Esq.

/s/ Charles A. Sanders, M.D.	Director	March 25, 2003
Charles A. Sanders, M.D.

[Rest of Page intentionally left blank]

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Joseph A. Mollica, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Pharmacopeia, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of these disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003

/s/Joseph A. Mollica
Joseph A. Mollica, Ph.D.
Chairman of the Board, President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, John J. Hanlon, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Pharmacopeia, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of these disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003

/s/ John J. Hanlon
John J. Hanlon
Executive Vice President and Chief Financial Officer

PHARMACOPEIA, INC.

CERTIFICATION
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pharmacopeia, Inc. (the “Company”) on Form 10-K for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joseph A. Mollica, Ph.D., Chairman of the Board, President and Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joseph A. Mollica, Ph.D.
Joseph A. Mollica, Ph.D.
Chairman of the Board, President and Chief Executive Officer

March 25, 2003

The foregoing Certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of the Title 18, United States Code).  It is not being filed as part of, or as an exhibit to, any disclosure document, and is not being filed as a separate disclosure document.

PHARMACOPEIA, INC.

CERTIFICATION
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pharmacopeia, Inc. (the “Company”) on Form 10-K for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John J. Hanlon, Executive Vice President and Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ John J. Hanlon
John J. Hanlon
Executive Vice President and Chief Financial Officer

March 25, 2003

The foregoing Certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of the Title 18, United States Code).  It is not being filed as part of, or as an exhibit to, any disclosure document, and is not being filed as a separate disclosure document.