Form 10-Q
period 2003-03-31
PHARMACOPEIA INC
filed 2003-05-14
CIK 1002388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-27118

PHARMACOPEIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0557266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 5350, Princeton, New Jersey	08543-5350
(Address of principal executive offices)	(Zip code)

(609) 452-3600
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2003
Common Stock, $.0001 par value	23,674,401 shares

PHARMACOPEIA, INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

Pharmacopeia, Inc.

Consolidated Balance Sheets

(Dollars in thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,579	$28,236
Marketable securities	114,864	112,835
Trade receivables, net of allowance for doubtful accounts of $1,045 and $1,634 respectively	14,839	35,571
Prepaid expenses and other current assets	6,209	5,505
Total current assets	167,491	182,147

Property and equipment - net	13,396	14,157
Goodwill - net	34,404	34,404
Capitalized software - net	8,048	8,656
Other intangibles - net	—	116
Other assets	567	625
Total assets	$223,906	$240,105
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,389	$2,497
Accrued liabilities	15,969	20,429
Deferred revenue, current portion	24,079	29,076
Total current liabilities	42,437	52,002

Deferred revenue, long-term	3,206	4,766

Stockholders’ equity:
Capital stock	2	2
Additional paid-in capital	285,079	284,733
Treasury stock	(8,340)	(8,340)
Accumulated deficit	(99,274)	(93,821)
Accumulated comprehensive income	796	763
Total stockholders’ equity	178,263	183,337
Total liabilities and stockholders’ equity	$223,906	$240,105

See accompanying notes to these unaudited financial statements.

Pharmacopeia, Inc.

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2003	2002
Revenue:
Software license, service and other	$17,219	$19,621
Drug discovery	7,521	7,219
Total revenue	24,740	26,840

Cost of revenue:
Software license, service and other	5,169	4,763
Drug discovery	5,776	4,854
Total cost of revenue	10,945	9,617

Gross margin	13,795	17,223

Operating costs and (benefit):
Research and development	5,733	7,319
Sales, general and administrative	14,658	17,066
Restructuring	(384)	—
Total operating costs and expenses	20,007	24,385
Operating loss	(6,212)	(7,162)
Interest and other income, net	1,136	1,280
Loss before provision for income taxes	(5,076)	(5,882)
Provision for income taxes	377	121
Net loss	$(5,453)	$(6,003)

Net loss per share - Basic	$(0.23)	$(0.25)
Net loss per share - Diluted	$(0.23)	$(0.25)

Weighted average number of common stock outstanding
Basic	23,617	23,681
Diluted	23,617	23,681

See accompanying notes to these unaudited financial statements.

Pharmacopeia, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,453)	$(6,003)
Adjustments to reconcile net loss to net cash provided by operations
Depreciation	1,586	1,427
Amortization	1,882	1,884
Contribution of stock to 401(k) members	281	329
Non-cash compensation	10	114
Changes in assets and liabilities:
Accounts receivable	20,732	20,254
Prepaid and other current assets	(704)	(567)
Other assets	15	321
Accounts payable	(113)	(1,826)
Accrued liabilities	(4,458)	(4,024)
Deferred revenue	(6,554)	(7,341)
Net cash provided by operating activities	7,224	4,568
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(800)	(2,018)
Purchases of marketable securities	(18,552)	(45,935)
Proceeds from sales of marketable securities	16,638	15,208
Increase in capitalized software development costs	(1,158)	(605)
Net cash used in investing activities	(3,872)	(33,350)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	57	155
Purchases of treasury stock	—	(6,879)
Principal payments under capital lease obligations	(3)	(35)
Net cash provided by (used in) financing activities	54	(6,759)
Exchange rate effect on cash and equivalents	(63)	(36)
Net increase (decrease) in cash and equivalents	3,343	(35,577)
Cash and equivalents, beginning of period	28,236	68,891
Cash and equivalents, end of period	$31,579	$33,314

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5	$20
Income taxes	$141	$369

See accompanying notes to these unaudited financial statements.

Pharmacopeia, Inc.

Notes to Unaudited Consolidated Financial Statements

1.  Basis of Presentation

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

Interim results are not necessarily indicative of the results that may be expected for the year.  For further information, refer to the financial statements and disclosures thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain amounts in prior periods have been reclassified to conform with current period presentation.

2.  Net Loss Per Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, Earnings Per Share.  Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.  Diluted earnings per share are required to be calculated to include the potentially dilutive effect of the conversion of outstanding stock options. Because the Company has a net loss for the periods presented, the inclusion of outstanding stock options would be anti-dilutive and therefore the weighted-average shares used to calculate both basic and diluted loss per share are the same.

3.  Segment Information

The Company operates in two industry segments.  The Company’s Software segment, Accelrys Inc. (“Accelrys”), provides molecular modeling and simulation, bioinformatics and cheminformatics software, and related services that facilitate the discovery and development of new drug and chemical products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries.  The Company’s Drug Discovery segment, Pharmacopeia Drug Discovery, Inc. (“PDD”), provides drug discovery services to pharmaceutical and biotechnology companies based on proprietary combinatorial chemistry, high-throughput screening, and Accelrys technologies. The accounting policies of the reportable segments are the same as those of the Company. Summarized financial information concerning the industry segments follows (dollars in thousands):

	Three Months Ended March 31, 2003
	Accelrys	PDD	Total
Revenue:
Software licenses, service and other	$17,219	$—	$17,219
Drug discovery	—	7,521	7,521
Total revenue	$17,219	$7,521	$24,740
Operating loss	$(5,372)	$(840)	$(6,212)

	Three Months Ended March 31, 2002
	Accelrys	PDD	Total
Revenue:
Software licenses, service and other	$19,621	$—	$19,621
Drug discovery	—	7,219	7,219
Total revenue	$19,621	$7,219	$26,840
Operating loss	$(6,343)	$(819)	$(7,162)

	Accelrys	PDD	Total
Total assets - March 31, 2003	$92,051	$131,855	$223,906
Total assets - December 31, 2002	$104,143	$135,962	$240,105

4.  Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value.  As permitted by SFAS 123, the Company has elected to continue following Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations, to account for stock-based compensation.  Under APB 25, no compensation expense is recognized at the time of option grant because the exercise price of the Company’s employee stock option equals the fair market value of the underlying common stock on the date of grant.

Had the Company followed the fair value measurement provisions of SFAS 123, the following table summarizes the pro forma net loss and pro forma net loss per share that would have been recorded (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Net loss
As reported	$(5,453)	$(6,003)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,053)	(3,044)
Pro forma	$(8,506)	$(9,047)
Basic and diluted net loss per share:
As reported	$(0.23)	$(0.25)
Pro forma	$(0.36)	$(0.38)

The fair value of each option granted during 2003 and 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002
Dividend yield	0%	0%
Expected volatility	88.28%	92.29%
Risk-free interest rate	3.25%	4.30%
Expected life (years)	6.5	5.5

5.  Treasury Stock

During the third quarter of 2001, the Company’s Board of Directors authorized a stock repurchase program under which up to 1,000,000 shares of Pharmacopeia common stock with a market value up to $16 million be acquired in the open market.  The program has been concluded, and as of March 31, 2003, the Company repurchased a total of 643,900 shares for $8.3 million.

6.  Restructuring

During the third quarter of 2002, the Company announced that it was undertaking various actions to restructure its operations to improve its overall financial performance.  The restructuring effort included a reduction in force of 71 employees, of which 68 had been terminated as of March 31, 2003, and the closure of certain facilities. As a result of this plan, restructuring related charges of approximately $4.3 million were recognized as operating expense in the third quarter of 2002.  Based on a subsequent analysis of costs incurred and remaining costs to complete the restructuring, the Company determined that certain costs originally contemplated under the plan would not be incurred, and as such, the related amounts were reversed during the first quarter of 2003.

The following table summarizes the balance of the accrued restructuring reserve, which has been included in accrued liabilities at March 31, 2003 (dollars in thousands):

	Severance Costs for Involuntary Employee Terminations	Costs to Exit Lease Obligations	Total
Balance at August 6, 2002	$2,367	$1,973	$4,340
Utilization of Reserves:
Cash	(2,076)	(423)	(2,499)
Reserve reductions	(95)	(289)	(384)
Balance at March 31, 2003	$196	$1,261	$1,457

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of Pharmacopeia, Inc. (“Pharmacopeia” or the “Company”) should be read in conjunction with the Unaudited Financial Statements and related notes included elsewhere in this Form 10-Q, and also in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2002.

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

Although forward-looking statements in this Report reflect the good faith judgment of the Company’s management, such statements can only be based on facts and factors currently known by the Company.  Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.

The Company’s registration statements on Form S-1 (Reg. No. 33-98246), most recent Form 10-K, and this Report, describe certain risk factors and uncertainties that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.  These risk factors and uncertainties should be considered in connection with any investment in the Company’s common stock.

BUSINESS OVERVIEW

Pharmacopeia is a leader in enabling science and technology that accelerates and improves the drug discovery and chemical development processes. Pharmacopeia’s drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. (“PDD”), integrates proprietary small molecule combinatorial and medicinal chemistry, high-throughput screening, in-vitro pharmacology, computational methods and informatics to discover and optimize lead compounds.  Pharmacopeia’s software subsidiary, Accelrys Inc. (“Accelrys”), develops and commercializes molecular modeling and simulation software for the life sciences and materials research markets, cheminformatics and decision support systems, and bioinformatics tools including gene sequence analysis. Pharmacopeia employs approximately 700 people and is headquartered in Princeton, NJ.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Total revenue decreased 8% to $24.7 million in the first quarter of 2003 compared to $26.8 million in the first quarter of 2002.

Accelrys software license, service and other revenue decreased 12% to $17.2 million in the first quarter of 2003 compared to $19.6 million in the first quarter of 2002.  Revenue decreased 21% to $12.9 million in the European and US regions combined, including revenue from a strategic alliance.  Excluding the effect of the strategic alliance, revenue decreased 9%.  Revenue in Asia increased 32% to $4.3 million from $3.3 million.  The net decrease in revenue was principally due to the lack of annual license renewals in the biotech and materials science sectors throughout the world.

Drug Discovery revenue increased 4% to $7.5 million in the first quarter of 2003 compared to $7.2 million in the first quarter of 2002.  The increase was primarily due to increased milestone revenue partially offset by decreased services revenue.  Milestone revenue recorded in the quarters ended March 31, 2003 and 2002 was $1.4 million, and $0.25 million, respectively.  Excluding the revenue from milestones, revenue decreased 12% to $6.1 million in the first quarter of 2003 compared to $7.0 million in the first quarter of 2002.

Accelrys license, service and other gross margin decreased 19% to $12.1 million (70% of related revenue) in the first quarter of 2003 compared to $14.9 million (76% of related revenue) in the first quarter of 2002.  The $2.8 million decrease in gross margin resulted from the 12% decrease in revenue, from an increase in direct costs due to the mix of products sold and additional costs resulting from the release of new products in 2003 which has resulted in increased capitalized software amortization expense, and additional documentation costs.

Gross margin generated from Drug Discovery decreased 26% to $1.7 million (23% of related revenue) in the first quarter of 2003 compared to $2.4 million (33% of related revenue) in the first quarter of 2002.  Excluding the effect of the increased milestone revenue, which carries no significant associated cost of revenue, the gross margin decreased substantially due to the mix of revenue.  The lower margin resulted from increased resources allocated to funded projects, resulting in increased direct and allocated fixed costs.

Research and development expenses decreased by 22% to $5.7 million in the first quarter of 2003 compared to $7.3 million in the first quarter of 2002.  The decrease in research and development expenses is attributable to cost efficiencies realized at Accelrys due to the consolidation of research efforts and reductions implemented in the prior year, and to the reduction of internally funded drug discovery programs in the Drug Discovery business.

Sales, general and administrative expenses decreased by 14% to $14.7 million in the first quarter of 2003 compared to $17.1 million in the first quarter of 2002.  The decrease in sales, general and administrative expenses is attributable to the restructuring undertaken in the prior year.

During the first quarter of 2003, the Company was able to terminate a facility lease, the expected remaining obligation under which had been included in prior year’s restructuring, and finalized certain other severance obligations.   As such, the Company was able to reverse an excess portion of the restructuring liability during the first quarter of 2003.

Net interest and other income decreased 11% to $1.1 million in the first quarter of 2003 compared to $1.3 million in the first quarter of 2002.  The decrease is due to lower average investment balances and decreases in market interest rates.

The Company recorded an income tax provision of $0.4 million for the first quarter of 2003 compared to $0.1 million for first quarter of 2002.  The increase is due to state and foreign taxes. These provisions differ from the Federal tax rate primarily because of the effect of permanent book-tax differences, net operating loss carryforwards, and net operating loss carrybacks.

As a result of the lower revenues and lower costs described above, the Company generated a net loss of $5.5 million ($0.23 per diluted share) in the first quarter of 2003 compared to a net loss of $6.0 million ($0.25 per diluted share) in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its activities to date primarily through the sale of equity securities, software licenses, software maintenance services, and drug discovery services.  As of March 31, 2003, the Company had cash, cash equivalents, and marketable securities of $146.4 million compared to $141.0 million as of December 31, 2002.

Cash provided by operations increased by $2.7 million in the first quarter of 2003 compared to the first quarter of 2002.  The increase is primarily attributable to the collection of high dollar accounts receivable balances generated during the fourth quarter of 2002.  Cash used in investing activities decreased by $29.5 million in the first quarter of 2003 compared to the first quarter of 2002 due to the timing of investments and reduced capital purchases.  Cash used in financing activities decreased by $6.8 million in the first quarter of 2003 compared to the first quarter of 2002 due to purchases of treasury stock in the prior year, which were not duplicated in the current year.

The Company anticipates that its capital requirements may increase in future periods as a result of seasonal sales trends, additional research and development activities, and the acquisition of additional equipment.  The Company’s capital requirements may also increase in future periods as the Company seeks to expand its technology platform through investments, licensing arrangements, technology alliances, or acquisitions.

The Company anticipates that its existing capital resources will be adequate to fund the Company’s operations at least through 2003.  However, there can be no assurance that changes will not occur that would consume available capital resources before then.  The Company’s capital requirements depend on numerous factors, including the ability of the Company to continue to generate software sales, the ability of the Company to extend existing Drug Discovery agreements and to enter into additional arrangements, competing technological and market developments, changes in the Company’s existing collaborative relationships, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, acquisitions of other businesses or technologies, and the progress of the Company’s customers’ milestone and royalty producing activities.  There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.  The Company’s forecasts of the period of time through which its financial resources will be adequate to support its operations are forward looking information, and actual results could vary.  The factors described earlier in this paragraph will impact the Company’s future capital requirements and the adequacy of its available funds.

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

Pharmaceutical and biotechnology companies may discontinue or decrease their use of our services and products.  We depend on pharmaceutical and biotechnology companies that use our services for a large portion of our PDD revenue. Further, these companies (together with diversified chemical and other industrial companies) comprise the principal market for our Accelrys modeling, simulation, data analysis and related software products and services.  Although there is a history among pharmaceutical and biotechnology companies of outsourcing drug research and development functions, this practice may not continue. Similarly, these companies have frequently utilized outside software vendors for key tools used in drug discovery and chemical development, rather than developing needed information and analysis tools internally.  Our revenue depends to a large extent on research and development expenditures by the pharmaceutical, biotechnology, chemical and agricultural industries, particularly companies in these industries outsourcing research and development projects and adding new and improved technologies to accelerate their drug discovery and chemical development initiatives.  These expenditures are based on a wide variety of factors, including the resources available for purchasing research equipment, the spending priorities among various types of research, policies regarding expenditures during recessionary periods and the benefits of new software tools versus their costs of licensure.  Since a large proportion of our software customers license our products on an annual basis or buy maintenance contracts from us annually, if their spending priorities shift, our revenues may be impacted.  Also, general economic downturns in our customers’ industries or any decrease in research and development expenditures could harm our operations, as could increased popularity of management theories which counsel against outsourcing of critical business functions. In addition, the popularity of scientific thinking that disfavors expensive products such as large diversity libraries could negatively impact our revenue or our sales mix. Any decrease in drug discovery spending by pharmaceutical and biotechnology companies, or in chemical or materials spending by chemical and agricultural companies, could cause our revenues to decline and adversely impact our profitability.

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

Our future profitability is uncertain. We generated a small profit in 2000, and we have generated losses in 2001, 2002 and the first quarter of 2003.  Our future profitability depends upon many factors, including several that are beyond our control. These factors include:

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

Failure to attract and retain skilled personnel could have a material adverse effect on us. Our success depends in part on the continued service of key scientific, software, sales, engineering and management personnel and our ability to identify, hire and retain additional personnel. There is intense competition for qualified personnel. In particular, we believe that there is a shortage of scientists qualified to work in the Drug Discovery segment. The competition among drug discovery and development companies to hire such scientists is particularly intense. Immigration laws may further restrict our ability to attract or hire qualified personnel. We may not be able to continue to attract and retain the personnel necessary for the development of the Drug Discovery segment. Failure to attract and retain key personnel could have a material adverse effect on our business, financial condition and results of operations. Further, we are highly dependent on the principal members of our scientific and management staff, including:

•                  Joseph A. Mollica, Ph.D., Chairman of the Board, President and Chief Executive Officer;

•                  Mark J. Emkjer, Executive Vice President and President, Accelrys; and

•                  Stephen A. Spearman, Ph.D., Executive Vice President and Chief Operating Officer, PDD,

and the managers reporting to these senior executives.  One or more of these key employees could retire or otherwise leave our employ within the foreseeable future, and the loss of any of these people could have a material adverse effect on our business, financial condition and results of operations. We do not, and do not intend to, maintain key person life insurance on the life of any employee.

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

We may be unable to develop strategic relationships with large pharmaceutical, biotechnology, chemical and technology companies.  A component of our business strategy is to develop strategic relationships with larger pharmaceutical, biotechnology, chemical and technology companies.  We believe that through such relationships we can add revenue, expand our distribution channels, maximize our research and development resources, improve our competitive position and increase market awareness and acceptance of Drug Discovery and scientific software products. To date, we have entered into significant strategic relationships with such companies as Schering-Plough, IBM, Oracle and HP.  There can be no assurance that any such relationship will continue, that relationships with similar large organizations can be developed, or that any such existing or new alliances will produce substantial revenue or profit opportunities.

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

Terrorist attacks or acts of war may seriously harm our business.   Terrorist attacks or acts of war may cause damage or disruption to our company, our employees, our facilities and our customers, which could significantly impact our revenue, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially adversely affect our business, results of operations and financial condition. The long-term effects on our company of the September 11, 2001 attacks are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could materially adversely affect our business, results of operations, and financial condition in ways that we currently cannot predict.

Because our stock price may be volatile, our stock price could experience substantial declines.  The market price of our common stock has historically experienced and may continue to experience volatility. Our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. During the past two years, the stock market, and in particular technology companies, also have experienced significant decreases in market value. This volatility and the recent market decline has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock.

As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares.  As of March 31, 2003, our company’s six largest stockholders held approximately 53% of our outstanding common stock.  As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

Anti-takeover provisions under the Delaware general corporation law, provisions in our certificate of incorporation and bylaws, and our adoption of a stockholder rights plan may render more difficult the accomplishment of mergers or the assumption of control by a principal stockholder, making more difficult the removal of management. Certain provisions of the Delaware General Corporation Law may delay or deter attempts to secure control of our company without the consent of our management. Also, our governing documents provide for a staggered board of directors, which will make it more difficult for a potential acquiror to gain control of our Board of Directors. In 2002, we adopted a stockholder rights plan, which is triggered upon commencement or announcement of a hostile tender offer or when any one person or group acquires 15% or more of our common stock. The rights plan, once triggered, enables stockholders to purchase our common stock, and the stock of the entity acquiring us, at reduced prices. These provisions of our governing documents and stockholder rights plan, and of Delaware law, could have the effect of delaying, deferring or preventing a change of control, including without limitation a proxy contest, making more difficult the acquisition of a substantial block of our common stock. The provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. Further, the existence of these anti-takeover measures may cause potential bidders to look elsewhere, rather than initiating acquisition discussions with us.

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

We may be subject to claims of infringement by third parties. Third parties may claim infringement by us of their intellectual property rights. In addition, to the extent our employees are involved in research areas similar to those areas in which they were involved at their former employers, we may be subject to claims that our employees or we have inadvertently or otherwise used or disclosed the alleged trade secrets or other proprietary information of a former employer. From time to time, we have received letters claiming or suggesting that our products or activities may infringe third party patents or other intellectual property rights. Our products may infringe patent or other intellectual property rights of third parties. A number of patents may have been issued or may be issued in the future that could cover certain aspects of our technology and that could prevent us from using technology that we use or expect to use. We may be required to seek licenses for or otherwise acquire rights to technology as a result of claims of infringement. We may not possess proper ownership or access rights to the intellectual property we use. Third parties or other companies may bring infringement suits against us.  We expect, in general, that software product developers will be subject to more infringement claims as the number of products and competitors in our industry segments grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event of a successful claim of product infringement against us, our failure or inability to license or design around the infringed technology could have a material adverse effect on our business, financial condition and results of operations.

CERTAIN RISKS RELATED TO ACCELRYS

Our ability to increase Accelrys software revenue may depend upon increased market acceptance of our products and services. Accelrys products are currently used primarily by molecular modeling and simulation and gene sequence analyses specialists. Our strategy is to expand usage of our products and services by marketing and distributing our software, in part through our desktop-based products, to a broader, more diversified group of experimentalists, such as scientists and engineers. If we cannot expand our customer base to include experimentalists, or if we otherwise cannot successfully market and sell our desktop-based products and related services, we may not be able to increase our software revenue, or such revenue may decline. In general, increased market acceptance and greater market penetration of our software products depend upon several factors, including:

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

We may be unable to develop and market new Accelrys products that are necessary to increase revenue. The success of our software business plan depends heavily upon increases in revenue. Our strategy is to increase software revenue in a number of ways, including:

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

We do not have sufficient historical or comparative sales data to rely upon to indicate that our new products or data content services will achieve the desired level of commercial success.

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

If we are unable to license software to, or collect receivables from, our early stage biotechnology customers, it may have a material adverse effect on our operating results.  We frequently license our modeling, simulation, data analysis and informatics software to smaller, development stage biotechnology customers. Often these customers have limited or no operating history, and require considerable funding to launch their businesses. As we have experienced in recent quarters, they often significantly scale back, or altogether cease, operations.  Therefore, there is considerable risk in counting on these types of entities for revenue growth.  For entities that remain in business, transactions with these customers carry a higher degree of financial risk. Our customers, particularly our development stage customers, are vulnerable to, and may be impacted by, the current tightening of available credit and capital, and general economic slowdown occurring in the United States and our other key markets. As a result of these conditions, our customers may be unable to license or, if under a license, may be unable to pay for, Accelrys software products. If we are not able to collect such amounts, we may be required to write-off significant accounts receivable and recognize bad debt expense. We recorded a provision for doubtful accounts of $1.3 million in fiscal 2002 compared to $0.3 million in fiscal

2001.  Failure of these businesses, and write-offs and difficulties associated with collection of receivables from these customers, could materially adversely affect our operating results.

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

CERTAIN RISKS RELATED TO PHARMACOPEIA DRUG DISCOVERY, INC.

The agreement with a second key PDD customer is terminable under certain circumstances.  During the year ended December 31, 2002, we earned approximately 10% of our PDD revenue, and 2% of our consolidated revenue, from a second key customer in our Drug Discovery business.  The agreement with this significant customer has a stated term of five years; however, the customer has the right to terminate the agreement as early as the first quarter of 2005 in the event we are unable to deliver to the customer a lead compound meeting criteria specified in the agreement by a certain deadline.  Thereafter, the customer again has the right to terminate the agreement prior to the expiration of its stated term if we cannot deliver additional lead compounds meeting these criteria prior to dates set forth in the agreement.  The customer also has the right to terminate the agreement in the event that we breach the agreement.  The termination of this agreement will have a material adverse effect on PDD, and may have a material adverse effect on our company’s business as a whole. There can be no assurance that we will be able to deliver compliant compounds to the customer before the enumerated dates.

Some of the development and marketing activities of PDD are, or will be, conducted by third parties. If these third parties fail to perform their functions satisfactorily, our revenue and earnings from PDD could be delayed, reduced or eliminated.  The ultimate success of the business plan for our Drug Discovery subsidiary heavily depends upon the successful discovery, development and commercialization of pharmaceutical products. Our drug discovery endeavors will result in commercialized pharmaceutical products, if at all, only after significant pre-clinical and clinical development, requisite regulatory approvals, establishment of manufacturing capabilities and successful marketing. We do not currently have the technology, facilities, personnel or experience to accomplish all of these tasks on our own, and we will likely not have all the necessary resources in the foreseeable future. Therefore, we continue to depend heavily upon the expertise and dedication of sufficient resources by collaborative partners and/or by third parties under service contracts to develop and commercialize products primarily based on therapeutic antibodies and lead compounds discovered by us. If a third party working for us under a service contract fails to perform the contracted services adequately, our efforts with respect to the drug candidate under contract could be delayed or terminated. Further, if a collaborative partner fails to develop or commercialize a compound or product with respect to which it has rights from us, we may not receive any future milestone payments or royalties associated with that compound or product. Similarly, because we rely heavily on our strategic collaborators and service providers, our revenue could be adversely affected if our collaborators and/or service providers:

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

There may be only a limited market for PDD’s drug discovery services.  The pricing and nature of PDD’s drug discovery services are such that there may only be a limited number of potential customers for these services. Continued consolidation in the pharmaceutical and biotechnology industries may further decrease the number of potential customers. The acceptance by potential customers of our services is important in determining profitability. Historically, pharmaceutical companies have conducted lead compound identification and optimization within their own research departments due to the highly proprietary nature of the activities being conducted, the central importance of these activities to their drug discovery and development efforts, and the desire to obtain maximum patent and other proprietary protection on the results of their internal programs. In order to achieve our business objectives for PDD, we must convince these companies that our technology and expertise justify the outsourcing of these programs to us. There can be no assurance that we will be able to attract customers on acceptable terms for our products and services or to develop a sustainable profitable business. Moreover, the pricing and nature of our combinatorial libraries is such that there may only be a limited number of pharmaceutical companies that are potential customers for such libraries. There can be no assurance that we will be able to establish additional collaborative or licensing arrangements, that any such arrangements or licenses will be on terms favorable to us, or that current or future collaborative or licensing arrangements will ultimately be successful.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to various market risks consisting primarily of changes in foreign currency exchange rates.  The Company’s international sales generally are denominated in local currencies.  In the first quarter of 2003, approximately 58% of the Company’s consolidated revenue was derived from customers outside the United States (including 36% from customers in Europe and 22% from customers in the Asia/Pacific region).  As such, the Company’s exchange rate risk is greatest for Dollar/Euro and Dollar/Yen fluctuations.  When deemed appropriate, the Company engages in exchange rate-hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations.  At March 31, 2003, the Company had no hedging transactions in effect.

The Company does not use derivative financial instruments for trading or speculative purposes.  However, the Company regularly invests excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates.  The Company believes that the market risk arising from holding these financial instruments is minimal.

The Company’s exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on its investment portfolio since the Company has minimal debt.  The Company ensures the safety and preservation of invested funds by limiting default risks, market risk, and reinvestment risk.  The Company mitigates default risk by investing in investment grade securities.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company’s interest sensitive financial instruments at March 31, 2003.

Item 4.  Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not a party to any material litigation and is not aware of any threatened material litigation.

Item 2.	Changes in Securities and Use of Proceeds - None

Item 3.	Defaults upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information – None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits – See Exhibit Index

(b) Reports on Form 8-K

(i)

Current report on Form 8-K filed March 28, 2003 reported under Item 9 relating to certifications furnished by the CEO and CFO pursuant Section 906 of the Sarbanes-Oxley Act of 2002 in connection with the Annual Report of Pharmacopeia, Inc. for the period ended December 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACOPEIA, INC.

By:	/s/John J. Hanlon

John J. Hanlon
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Chief Financial Officer)

Date: May 12, 2003

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

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of these disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12, 2003

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

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of these disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12, 2003

/s/John J. Hanlon
John J. Hanlon
Executive Vice President and Chief Financial Officer

PHARMACOPEIA, INC.

INDEX TO EXHIBITS

No.	EXHIBIT

10.9(a)#	Amendment, effective as of May 1, 2003, to Employment Agreement between the Company and Joseph A. Mollica, Ph.D.

10.13(a)	Amendment No. 3, effective as of April 17, 2003, to the Collaboration and License Agreements by and between Pharmacopeia, Inc., Schering Corporation, and Schering-Plough, Ltd.

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

#	Represents a management contract or compensatory plan or arrangement.