Form 10-Q
period 2003-06-30
PHARMACOPEIA INC
filed 2003-08-08
CIK 1002388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2003
Common Stock, $.0001 par value	23,810,201

PHARMACOPEIA, INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

Pharmacopeia, Inc.

Consolidated Balance Sheets

(Dollars in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,486	$28,236
Marketable securities	118,468	112,835
Trade receivables, net of allowance for doubtful accounts of $556 and $1,634 respectively	15,948	35,571
Prepaid expenses and other current assets	5,978	5,505
Total current assets	164,880	182,147

Property and equipment - net	13,270	14,157
Goodwill - net	34,404	34,404
Capitalized software - net	7,611	8,656
Other intangibles - net	—	116
Other assets	550	625
Total assets	$220,715	$240,105
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,619	$2,497
Accrued liabilities	16,682	20,429
Deferred revenue, current portion	19,606	29,076
Total current liabilities	38,907	52,002

Deferred revenue, long-term	5,224	4,766

Stockholders’ equity:
Capital stock	2	2
Additional paid-in capital	286,335	284,733
Treasury stock	(8,340)	(8,340)
Accumulated deficit	(103,038)	(93,821)
Accumulated comprehensive income	1,625	763
Total stockholders’ equity	176,584	183,337
Total liabilities and stockholders’ equity	$220,715	$240,105

See accompanying notes to these unaudited financial statements.

Pharmacopeia, Inc.

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Software license, service and other	$19,090	$21,413	$36,309	$41,034
Drug discovery	7,014	7,887	14,535	15,106
Total revenue	26,104	29,300	50,844	56,140

Cost of revenue:
Software license, service and other	5,014	5,421	10,183	10,184
Drug discovery	5,396	5,203	11,172	10,057
Total cost of revenue	10,410	10,624	21,355	20,241

Gross margin	15,694	18,676	29,489	35,899

Operating costs and expenses:
Research and development	5,499	6,987	11,232	14,306
Sales, general and administrative	14,486	17,240	29,144	34,306
Restructuring	—	—	(384)	—
Total operating costs and expenses	19,985	24,227	39,992	48,612
Operating loss	(4,291)	(5,551)	(10,503)	(12,713)
Interest and other income, net	903	663	2,039	1,943
Loss before provision for income taxes	(3,388)	(4,888)	(8,464)	(10,770)
Provision for income taxes	376	192	753	313
Net loss	$(3,764)	$(5,080)	$(9,217)	$(11,083)

Net loss per share
Basic and Diluted	$(0.16)	$(0.22)	$(0.39)	$(0.47)

Weighted average number of common stock outstanding
Basic and Diluted	23,707	23,373	23,662	23,527

See accompanying notes to these unaudited financial statements.

Pharmacopeia, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,217)	$(11,083)
Adjustments to reconcile net loss to net cash provided by operations
Depreciation	3,091	2,911
Amortization	3,464	3,857
Contribution of stock to 401(k) members	541	612
Non-cash compensation	20	35
Changes in assets and liabilities:
Accounts receivable	19,620	15,856
Prepaid and other current assets	(473)	154
Other assets	(15)	529
Accounts payable	120	(2,188)
Accrued liabilities	(3,744)	(4,110)
Deferred revenue	(9,008)	(5,100)
Net cash provided by operating activities	4,399	1,473
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,957)	(6,345)
Purchases of marketable securities	(35,579)	(71,083)
Proceeds from sales of marketable securities	30,279	31,902
Increase in capitalized software development costs	(2,303)	(1,250)
Net cash used in investing activities	(9,560)	(46,776)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,043	1,251
Purchases of treasury stock	—	(7,024)
Principal payments under capital lease obligations	(6)	(47)
Net cash provided by (used in) financing activities	1,037	(5,820)
Exchange rate effect on cash and equivalents	374	102
Net decrease in cash and equivalents	(3,750)	(51,021)
Cash and equivalents, beginning of period	28,236	68,891
Cash and equivalents, end of period	$24,486	$17,870

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5	$20
Income taxes	$214	$395

See accompanying notes to these unaudited financial statements.

Pharmacopeia, Inc.

Notes to Unaudited Consolidated Financial Statements

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included.  Interim results are not necessarily indicative of the results that may be expected for the year.  These financial statements should be read in conjunction with the audited financial statements and disclosures thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain amounts in prior periods have been reclassified to conform with the current period presentation.

2.  Net Loss Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”).  Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.  Diluted earnings per share are required to be calculated to include the potentially dilutive effect of outstanding stock options, or other dilutive securities.  The Company has a net loss for the periods presented; accordingly, the inclusion of outstanding stock options would be anti-dilutive and therefore the weighted-average shares used to calculate both basic and diluted loss per share are the same.

3.  Segment Information

The Company operates in two industry segments.  The Company’s Software segment, Accelrys Inc. (“Accelrys”), provides molecular modeling and simulation, bioinformatics and cheminformatics software, and related services that facilitate the discovery and development of new drug and chemical products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries.  The Company’s Drug Discovery segment, Pharmacopeia Drug Discovery, Inc. (“PDD”), provides drug discovery services to pharmaceutical and biotechnology companies based on proprietary combinatorial chemistry, medicinal chemistry, high-throughput screening, and Accelrys technologies. The accounting policies of the reportable segments are the same as those of the Company. Summarized financial information concerning industry segments is as follows (dollars in thousands):

	Three Months Ended June 30, 2003			Six Months Ended June 30, 2003
	Accelrys	PDD	Total	Accelrys	PDD	Total
Revenue:
Software licenses, service and other	$19,090	$—	$19,090	$36,309	$—	$36,309
Drug discovery	—	7,014	7,014	—	14,535	14,535
Total revenue	$19,090	$7,014	$26,104	$36,309	$14,535	$50,844
Operating loss	$(3,589)	$(702)	$(4,291)	$(8,961)	$(1,542)	$(10,503)

	Three Months Ended June 30, 2002			Six Months Ended June 30, 2002
	Accelrys	PDD	Total	Accelrys	PDD	Total
Revenue:
Software licenses, service and other	$21,413	$—	$21,413	$41,034	$—	$41,034
Drug discovery	—	7,887	7,887	—	15,106	15,106
Total revenue	$21,413	$7,887	$29,300	$41,034	$15,106	$56,140
Operating loss	$(5,166)	$(385)	$(5,551)	$(11,509)	$(1,204)	$(12,713)

	Accelrys	PDD	Total
Total assets - June 30, 2003	$89,708	$131,007	$220,715
Total assets - December 31, 2002	$104,143	$135,962	$240,105

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

Had the Company followed the fair value measurement provisions of SFAS 123, the following table summarizes the pro forma net loss and pro forma net loss per share that would have been recorded (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss
As reported	$(3,764)	$(5,080)	$(9,217)	$(11,083)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(3,101)	(3,176)	(6,203)	(6,353)
Pro forma	$(6,865)	$(8,256)	$(15,420)	$(17,436)
Basic and diluted net loss per share:
As reported	$(0.16)	$(0.22)	$(0.39)	$(0.47)
Pro forma	$(0.29)	$(0.35)	$(0.65)	$(0.74)

The fair value of each option granted during 2003 and 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002
Dividend yield	0%	0%
Expected volatility	87.02%	90.70%
Risk-free interest rate	2.84%	4.60%
Expected life (years)	6.6	5.5

5.  Restructuring

During the third quarter of 2002, the Company announced that it was undertaking various actions to restructure its operations to improve its overall financial performance.  The restructuring effort included a reduction in force of 71 employees, all of whom had been terminated as of June 30, 2003, and the closure of certain facilities. As a result of this plan, restructuring related charges of approximately $4.3 million were recognized as operating expense in the third quarter of 2002.

Based on a subsequent analysis of costs incurred and remaining costs to complete the restructuring, the Company determined that certain costs originally contemplated under the plan would not be incurred, and as such, the related amounts were reversed during the first quarter of 2003.  Certain of the Costs to Exit Lease Obligations were denominated in a foreign currency which has strengthened since the establishment of the reserve; accordingly, the ending balance (expressed in US Dollars) translates into more dollars than in the prior quarter even though certain of the reserves were utilized during the period.

The following table summarizes the balance of the accrued restructuring reserve, which has been included in accrued liabilities as of June 30, 2003 (dollars in thousands):

	Severance Costs for Involuntary Employee Terminations	Costs to Exit Lease Obligations	Total
Balance at August 6, 2002	$2,367	$1,973	$4,340
Utilization of Reserves:
Cash	(2,192)	(358)	(2,550)
Reserve reductions	(95)	(289)	(384)
Balance at June 30, 2003	$80	$1,326	$1,406

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of Pharmacopeia, Inc. (“Pharmacopeia” or the “Company”) should be read in conjunction with the Unaudited Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q, and also in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2002.

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

BUSINESS OVERVIEW

Pharmacopeia is a leader in enabling science and technology that accelerates and improves the drug discovery and chemical development processes. Pharmacopeia’s drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. (“PDD”), integrates proprietary small molecule combinatorial chemistry, medicinal chemistry, high-throughput screening, in-vitro pharmacology, computational methods and informatics to discover and optimize lead compounds.  Pharmacopeia’s software subsidiary, Accelrys Inc. (“Accelrys”), develops and commercializes molecular modeling and simulation software for the life sciences and materials research markets, cheminformatics and decision support systems, and bioinformatics tools including gene sequence analysis. Pharmacopeia employs approximately 700 people and is headquartered in Princeton, NJ.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Total revenue decreased 11% to $26.1 million in the second quarter of 2003 compared to $29.3 million in the second quarter of 2002.

Accelrys software license, service and other revenue decreased 11% to $19.1 million in the second quarter of 2003 compared to $21.4 million in the second quarter of 2002.  Revenue decreased 11% to $15.6 million in the European and US regions combined, including revenue from a strategic alliance.  Excluding the effect of the strategic alliance, revenue in the European and US regions combined decreased 9%.  Revenue in Asia decreased 8% to $3.4 million.  The net decrease in revenue was due primarily to continuing pricing pressure and higher discounting required across all customer types and, particularly in the biotech and materials science sectors throughout the world, to fewer renewals of annual licenses, attributable in part to changes in customers’ business focus.

Drug Discovery revenue decreased 11% to $7.0 million in the second quarter of 2003 compared to $7.9 million in the second quarter of 2002.  The decrease was primarily due to timing of milestone revenue.  Milestone revenue recorded in the second quarter of 2003 was $0.1 million and milestone revenue recorded in the second quarter of 2002 was $1.4 million.  Excluding the effect of milestone revenue from both periods, revenue increased 6% to $6.9 million in the second quarter of 2003 compared to $6.5 million in the second quarter of 2002.

Accelrys software license, service and other gross margin decreased 12% to $14.1 million (74% of related revenue) in the second quarter of 2003 compared to $16.0 million (75% of related revenue) in the second quarter of 2002.  The $1.9 million decrease in gross margin resulted principally from the fixed cost of our customer services group at Accelrys being changed against a lower revenue base.

Gross margin generated from Drug Discovery decreased 40% to $1.6 million (23% of related revenue) in the second quarter of 2003 compared to $2.7 million (34% of related revenue) in the second quarter of 2002 including the effect of milestone revenue.  Excluding the effect of the milestone revenue from both periods, the gross margin increased by 14% to $1.5 million (22% of related revenue) from $1.3 million (20% of related revenue).  The increase was related to the mix of collaborations generating revenue.

Research and development expenses decreased by 21% to $5.5 million in the second quarter of 2003 compared to $7.0 million in the second quarter of 2002.  The decrease in research and development expenses is attributable to cost efficiencies realized at Accelrys through the consolidation of research efforts, cost reductions implemented in the prior year, and the reduction of internally funded drug discovery programs in the Drug Discovery business.

Sales, general and administrative expenses decreased by 16% to $14.5 million in the second quarter of 2003 compared to $17.2 million in the second quarter of 2002.  The decrease in sales, general and administrative expenses is attributable to the restructuring undertaken in the third quarter of 2002, and continuing cost reduction initiatives implemented by management.

Interest and other income, net, increased 36% to $0.9 million in the second quarter of 2003 compared to $0.7 million in the second quarter of 2002.  The increase is due to lower exchange rate losses, partially offset by decreases in market interest rates and average investment balances.

The Company recorded an income tax provision of $0.4 million for the second quarter of 2003 compared to $0.2 million for second quarter of 2002.  Tax expense is based on the annual estimated effective tax rate, after considering estimated taxable income for each tax jurisdiction.

As a result of the lower revenue and lower costs described above, the Company generated a net loss of $3.8 million ($0.16 per diluted share) in the second quarter of 2003, 26% lower than the net loss of $5.1 million ($0.22 per diluted share) in the second quarter of 2002.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Total revenue decreased 9% to $50.8 million in the first half of 2003 compared to $56.1 million in the first half of 2002.

Accelrys software license, service and other revenue decreased 12% to $36.3 million in the first half of 2003 compared to $41.0 million in the first half of 2002.  Revenue decreased 16% to $28.5 million in the European and US regions combined, including revenue from a strategic alliance.  Excluding the effect of the strategic alliance, revenue in the European and US regions combined decreased by 13%.  The net decrease in revenue was due primarily to pricing pressure and higher discounting required across all customer types and, particularly in the biotech and materials science sectors, fewer renewals of annual licenses, attributable in part to changes in customers’ business focus.  Revenue in Asia increased 11% due to revenue growth in the first quarter of 2003, Japan’s traditional fiscal year end, partially offset by decreased revenue in the second quarter of 2003 described above.

Drug Discovery revenue decreased 4% to $14.5 million in the first half of 2003 compared to $15.1 million in the first half of 2002. This decrease is largely due to a decrease in lead optimization revenue due to the expiration of a collaboration agreement. Milestone revenue was consistent in the comparable six month period.

Accelrys software license, service and other gross margin decreased 15% to $26.1 million (72% of related revenue) in the first half of 2003 compared to $30.9 million (75% of related revenue) in the first half of 2002.  The $4.8 million decrease in gross margin resulted principally from the fixed cost of our customer services group at Accelrys being charged against a lower revenue base.

Gross margin generated from Drug Discovery decreased 33% to $3.4 million (23% of related revenue) in the first half of 2003 compared to $5.0 million (33% of related revenue) in the first half of 2002.  The lower margin resulted from the decreased revenue, and from increased resources allocated to collaborations which resulted in increased direct and allocated fixed costs associated with current period revenue.

Research and development expenses decreased by 21% to $11.2 million in the first half of 2003 compared to $14.3 million in the first half of 2002. The decrease in research and development expenses is attributable to cost efficiencies realized at Accelrys due to the consolidation of research efforts, cost reductions implemented in the prior year, and the reduction of internally funded drug discovery programs in the Drug Discovery business.

Sales, general and administrative expenses decreased by 15% to $29.1 million in the first half of 2003 compared to $34.3 million in the first half of 2002.  The decrease in sales, general and administrative expenses is attributable to the restructuring undertaken in the third quarter of 2002, and continuing cost reduction initiatives implemented by management.

During the first half of 2003, the Company terminated a facility lease, the expected remaining obligation under which had been included in the restructuring provision taken in the third quarter of 2002, and finalized certain remaining severance obligations.  As such, the Company reversed an excess portion of the restructuring liability during the first half of 2003.

Interest and other income, net, increased 5% to $2.0 million in the first half of 2003 compared to $1.9 million in the first half of 2002.  The increase is due to lower exchange rate losses, partially offset by decreases in market interest rates and average investment balances.

The Company recorded an income tax provision of $0.8 million for the first half of 2003 compared to $0.3 million for first half of 2002.  Tax expense is based on the annual estimated effective tax rate, after considering estimated taxable income for each tax jurisdiction.

As a result of the lower revenue and lower costs described above, the Company generated a net loss of $9.2 million ($0.39 per diluted share) in the first half of 2003, 17% lower than the loss of $11.1 million ($0.47 per diluted share) in the first half of 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its activities to date primarily through the sale of equity securities, software licenses, software maintenance services, and drug discovery services and milestones.  As of June 30, 2003, the Company had cash, cash equivalents, and marketable securities of $143.0 million compared to $141.0 million as of December 31, 2002.

Cash provided by operations increased by $2.9 million in the first half of 2003 compared to the first half of 2002.  The increase is primarily attributable to the lower net loss generated in the first half of 2003, and increased collection of high dollar accounts receivable balances generated during the fourth quarter of 2002.  Cash used in investing activities decreased by $37.2 million in the first half of 2003 compared to the first half of 2002 due to the timing of investments and reduced capital purchases.  Cash used in financing activities decreased by $6.9 million in the first half of 2003 compared to the first half of 2002 due to purchases of treasury stock in the prior year.

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

The Company anticipates that its existing capital resources will be adequate to fund the Company’s operations at least through 2004.  However, there can be no assurance that changes will not occur that would consume available capital resources before then.  The Company’s capital requirements depend on numerous factors, including the ability of the Company to continue to generate software sales, the ability of the Company to extend existing Drug Discovery agreements and to enter into additional arrangements, competing technological and market developments, changes in the Company’s existing collaborative relationships, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, acquisitions of other businesses or technologies, and the progress of the Company’s customers’ milestone and royalty producing activities.  There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.  The Company’s forecasts of the period of time through which its financial resources will be adequate to support its operations are forward looking information, and actual results could vary.  The factors described earlier in this paragraph will impact the Company’s future capital requirements and the adequacy of its available funds.

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

The agreement with our major Drug Discovery customer expires in March 2004.  During the year ended December 31, 2002, we earned approximately 12% of our consolidated revenue from the major customer in our Drug Discovery segment.  The agreement with this key customer expires by its terms in March 2004.  We are in the process of negotiating with the customer terms of a potential new collaboration agreement; however, completion of an agreement on terms that are favorable to us, or at all, is uncertain.  The termination of the existing agreement, without completion of a new collaboration arrangement on acceptable terms, will have a material adverse effect on PDD, and our business as a whole.  There can be no assurance we will be able to complete a new agreement with this significant customer on acceptable terms, or at all.

Pharmaceutical and biotechnology companies may discontinue or decrease their use of our services and products.  We depend on pharmaceutical and biotechnology companies that use our services for a large portion of our PDD revenue. Further, these companies (together with diversified chemical and other industrial companies) comprise the principal market for our Accelrys modeling, simulation, data analysis and related software products and services.  Although there is a history among pharmaceutical and biotechnology companies of outsourcing drug research and development functions, this practice may not continue. Similarly, these companies have frequently utilized outside software vendors for key tools used in drug discovery and chemical development, rather than developing needed information and analysis tools internally.  Our revenue depends to a large extent on research and development expenditures by the pharmaceutical, biotechnology, chemical and agricultural industries, particularly companies in these industries outsourcing research and development projects and adding new and improved technologies to accelerate their drug discovery and chemical development initiatives.  These expenditures are based on a wide variety of factors, including the resources available for purchasing research equipment, the spending priorities among various types of research, policies regarding expenditures during recessionary periods and the benefits of new software tools versus their costs of licensure.  Since a large proportion of our software customers license our products on an annual basis or buy maintenance contracts from us annually, if their spending priorities shift, our revenue may be impacted.  Also, general economic downturns in our customers’ industries or any decrease in research and development expenditures could harm our operations, as could increased popularity of management theories which counsel against outsourcing of critical business functions. In addition, the popularity of scientific thinking that disfavors expensive products such as large diversity libraries could negatively impact our revenue or our sales mix. Any decrease in drug discovery spending by pharmaceutical and biotechnology companies, or in chemical or materials spending by chemical and agricultural companies, could cause our revenue to decline and adversely impact our profitability.

Our ability to increase revenue and grow our business is dependent upon our success in adding new customers and expanding our existing customer relationships.  In order to generate the additional revenue needed to grow, we must add new customers and retain, and expand upon, our existing customer relationships. These efforts depend significantly upon, among other factors:

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

If we are unable to add revenue from additional or expanded customer relationships, we may not be able to grow our business.

Our future profitability is uncertain. We generated a small profit in 2000, and we have generated losses in 2001, 2002 and the first half of 2003.  Our future profitability depends upon many factors, including several that are beyond our control. These factors include:

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

We are subject to risks associated with the operation of an international business. In 2002, approximately 53% of our consolidated revenue was derived from customers outside the United States, both through international subsidiaries and on an export basis. Approximately 36% of our revenue was derived from customers in Europe and approximately 17% was derived from customers in the Asia/Pacific region. These trends have continued through the first half of 2003, and we anticipate that international revenue will continue to account for a significant percentage of future overall revenue. Our international operations are subject to risks inherent in the conduct of international business, including:

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

Our operations may be interrupted by the occurrence of a natural disaster or other catastrophic event at our primary facilities.   We depend on our laboratories and equipment for the continued operation of our business. Our research and development operations and administrative functions are primarily conducted at our facilities in the Princeton, New Jersey area, San Diego, California, Cambridge, United Kingdom, and Bangalore, India.  Although we have contingency plans in effect for natural disasters or other catastrophic events, catastrophic events could still disrupt our operations. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. Any natural disaster or catastrophic event in our facilities or the areas in which they are located could have a significant negative impact on our operations.

Terrorist attacks or acts of war may seriously harm our business.   Terrorist attacks or acts of war may cause damage or disruption to our company, our employees, our facilities and our customers, which could significantly impact our revenue, costs and expenses and financial condition. The long-term effects on our company of the attacks that took place in the United States on September 11, 2001 are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could materially adversely affect our business, results of operations, and financial condition in ways that we currently cannot predict.

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

As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares.  As of June 30, 2003, our company’s seven largest stockholders held approximately 62% of our outstanding common stock.  As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

Anti-takeover provisions under the Delaware general corporation law, provisions in our certificate of incorporation and bylaws, and our adoption of a stockholder rights plan may render more difficult the accomplishment of mergers or the assumption of control by a principal stockholder, making more difficult the removal of management. Certain provisions of the Delaware General Corporation Law may delay or deter attempts to secure control of our company without the consent of our management. Also, our governing documents provide for a staggered board of directors, which will make it more difficult for a potential acquirer to gain control of our Board of Directors. In 2002, we adopted a stockholder rights plan, which is triggered upon commencement or announcement of a hostile tender offer or when any one person or group acquires 15% or more of our common stock. The rights plan, once triggered, enables stockholders to purchase our common stock, and the stock of the entity acquiring us, at reduced prices. These provisions of our governing documents and stockholder rights plan, and of Delaware law, could have the effect of delaying, deferring or preventing a change of control, including without limitation a proxy contest, making more difficult the acquisition of a substantial block of our common stock. The provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. Further, the existence of these anti-takeover measures may cause potential bidders to look elsewhere, rather than initiating acquisition discussions with us.

If we consume cash more quickly than expected, we may be unable to raise additional capital and we may be forced to curtail operations. We anticipate that our existing capital resources will be adequate to fund our operations at least through 2004.  However, changes may occur that would consume available capital resources before that time. Our capital requirements will depend on numerous factors, including:

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

If we determine that we must raise additional capital, we may attempt to do so through public or private financings involving debt or equity. However, additional capital may not be available on favorable terms, or at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

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

Third parties may have filed patent applications of which we may or may not have knowledge, and which may adversely affect our business. Patent applications in the U.S. are maintained in secrecy for 18 months from filing or until a patent issues. Under certain circumstances, patent applications are never published but remain in secrecy until issuance. As a result, others may have filed patent applications for products or technology covered by one or more pending patent applications upon which we are relying. There have been, and may continue to be, third-party patents, patent applications and other intellectual property or information relevant to our software, chemical compositions and other technologies not known to us and that block or compete with our software, chemical compositions or other technologies, or limit the scope of patent protection available to us. Moreover, from time to time, patents have issued and in the future may issue which block or compete with our software, chemical compositions or other technologies, or limit the scope of patent protection available to us.  Litigation may be necessary to enforce patents issued to us or to determine the scope and validity of the intellectual property rights of third parties.

We may not be able to protect adequately the trade secrets and confidential information that we disclose to our employees. We rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. Competitors through their independent discovery (or improper means, such as unauthorized disclosure or industrial espionage) may come to know proprietary information. We generally require employees and consultants to execute confidentiality and assignment-of-inventions agreements. These agreements typically provide that all materials and confidential information developed by or made known to the employee or consultant during that party’s relationship with us are to be kept confidential, and that all inventions arising out of the employee’s or consultant’s relationship with us are our exclusive property. Our employees and consultants may breach these agreements, and in some instances we may not have an adequate remedy. Additionally, in some instances, we may have failed to require that employees and consultants execute confidentiality and assignment-of-inventions agreements.

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

A patent issued to us may not be sufficiently broad to protect adequately our rights in intellectual property to which the patent relates. Even if patents are issued to us, these patents may not sufficiently protect our interest in our software, chemical compositions or other technologies because the scope of protection provided by any patents issued to or licensed by us are subject to the uncertainty inherent to patent law. Third parties may be able to design around these patents or develop unique products providing effects similar to our products. In addition, others may discover uses for our software, chemical compositions or technologies other than those uses covered in our patents, and these other uses may be separately patentable. A number of pharmaceutical and biotechnology companies, software organizations and research and academic institutions, have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, patent applications or patents may conflict with our technologies, patent applications or patents. These conflicts could also limit the scope of patents, if any, that we may be able to obtain, or result in the denial of our patent applications.

We may be subject to claims of infringement by third parties. Third parties may claim infringement by us of their intellectual property rights. In addition, to the extent our employees are involved in research areas similar to those areas in which they were involved at their former employers, we may be subject to claims that our employees or we have inadvertently or otherwise used or disclosed the alleged trade secrets or other proprietary information of a former employer. From time to time, we have received letters claiming or suggesting that our products or activities may infringe third party patents or other intellectual property rights. Our products may infringe patent or other intellectual property rights of third parties. A number of patents may have been issued or may be issued in the future that could cover certain aspects of our technology and that could prevent us from using technology that we use or expect to use. We may be required to seek licenses for or otherwise acquire rights to technology as a result of claims of infringement. We may not possess proper ownership or access rights to the intellectual property we use. Third parties or other companies may bring infringement suits against us.  We expect, in general, that software product developers will be subject to more infringement claims as the number of products and competitors in our industry segments grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could adversely affect our ability to market and sell our products and services, be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event of a successful claim of product infringement against us, our failure or inability to license or design around the infringed technology could have a material adverse effect on our business, financial condition and results of operations.

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

•                  offering more bioinformatics and cheminformatics database software that captures and manages the data created by customers’ drug discovery and chemical development activities, including the data created by the use of computational modeling, simulation, and analysis software;

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

We face strong competition in the scientific software sector. The market for our software products is intensely competitive, subject to rapid change and significantly affected by new product introductions, pricing strategies and other market activities of industry participants. Competition currently comes from the following principal sources:

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

If we are unable to license software to, or collect receivables from, our early stage biotechnology customers, it may have a material adverse effect on our operating results.  We frequently license our modeling, simulation, data analysis and informatics software to smaller, development stage biotechnology customers. Often these customers have limited or no operating history, and require considerable funding to launch their businesses. As we have experienced in recent quarters, they often significantly scale back, or altogether cease, operations.  Therefore, there is considerable risk in counting on these types of entities for revenue growth.  For entities that remain in business, transactions with these customers carry a higher degree of financial risk. Our customers, particularly our development stage customers, are vulnerable to, and may be impacted by, the current tightening of available credit and capital, and general economic slowdown occurring in the United States and our other key markets. As a result of these conditions, our customers may be unable to license or, if under a license, may be unable to pay for, Accelrys software products. If we are not able to collect such amounts, we may be required to write-off significant accounts receivable and recognize bad debt expense. We recorded a provision for doubtful accounts of $1.3 million in fiscal 2002 compared to $0.3 million in fiscal 2001.  For the period ended June 30, 2003, we recorded a provision of $0.1 million.  Failure of these businesses, write-offs and difficulties associated with collection of receivables from these customers, could materially adversely affect our operating results.

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

Our quarterly operating results in the software business could vary significantly. We have historically experienced stronger financial performance in the third and fourth calendar quarters of each year followed by a comparative decline in the first and second quarters. Quarterly operating results may continue to fluctuate as a result of a number of factors, including lengthy sales cycles, market acceptance of new products and upgrades, timing of new product introductions, changes in pricing policies, changes in general economic and competitive conditions, seasonal slowdowns, and the timing and integration of acquisitions. We also expect to continue to experience fluctuations in quarterly operating results due to general and industry specific economic conditions that may affect the research and development expenditures of pharmaceutical and biotechnology companies. Due to the possibility of fluctuations in our revenue and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to various market risks consisting primarily of changes in foreign currency exchange rates.  The Company’s international sales generally are denominated in local currencies.  In the first half of 2003, approximately 56% of the Company’s consolidated revenue was derived from customers outside the United States (including 39% from customers in Europe and 17% from customers in the Asia/Pacific region).  As such, the Company’s exchange rate risk is greatest for Dollar/Euro and Dollar/Yen fluctuations.  When deemed appropriate, the Company engages in exchange rate-hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations.  As of June 30, 2003, the Company had no hedging transactions in effect.

The Company does not use derivative financial instruments for trading or speculative purposes.  However, the Company regularly invests excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates.  The Company believes that the market risk arising from holding these financial instruments is minimal.

The Company’s exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on its investment portfolio since the Company has minimal debt.  The Company ensures the safety and preservation of invested funds by limiting default risks, market risk, and reinvestment risk.  The Company mitigates default risk by investing in investment grade securities.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company’s interest sensitive financial instruments as of June 30, 2003.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

PART II - OTHER INFORMATION

Item 1.                    Legal Proceedings

We are a party to certain litigation in the ordinary course of our business, and we do not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition or results of operations.

Item 2.                    Changes in Securities and Use of Proceeds - None

Item 3.                    Defaults upon Senior Securities – None

Item 4.                    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders (the “Annual Meeting”) on May 1, 2003.  Of the 23,648,376 shares of Common Stock which could be voted at the Annual Meeting, 19,976,390 shares of Common Stock, representing 84% were represented at the Annual Meeting in person or by proxy, which constituted a quorum. Voting results were as follows:

1.             To elect two directors to the Board of Directors for a term of three years.

	FOR	AGAINST OR WITHHELD	BROKER NON-VOTES
Frank Baldino, Jr.	19,174,734	801,656	0
James J. Marino	18,073,707	1,902,683	0

Other continuing directors whose terms of office continue after the Annual Meeting are: Joseph A. Mollica, Ph.D.; Paul A. Bartlett, Ph.D.; Ricardo B. Levy, Ph.D.; Gary E. Costley, Ph.D.

2.             To ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
18,779,477	1,192,738	4,175	0

Item 5.                    Other Information

In July 2003, the Company entered into an amendment to its agreement with its largest Drug Discovery customer, extending the expiration date of the agreement from October 2003 to March 31, 2004. The Company currently is in the process of negotiating with this customer a potential new collaboration agreement. As indicated in Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors – Certain Risks Related to our Business as a Whole,” of this Report, completion of such a new agreement on terms favorable to the Company, or at all, is uncertain. The termination of the existing agreement with this customer without completion of a new collaboration arrangement on acceptable terms, will have a material adverse effect on Pharmacopeia Drug Discovery, Inc. and on the Company’s business as a whole. There can be no assurance that the Company will be able to complete a new agreement with this significant customer on acceptable terms, or at all.

Item 6.                    Exhibits and Reports on Form 8-K

(a)          Exhibits –

10.29++

Amendment No. 3, effective as of April 17, 2003, to the Collaboration and License Agreements, dated as of October 29, 1998, by and between Pharmacopeia, Inc., Schering Corporation and Schering-Plough, Ltd. (incorporated by reference to Exhibit 10.13(a) to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2003)

10.30++

Amendment No. 4, effective as of May 29, 2003, to the Collaboration and License Agreements, dated as of October 29, 1998, by and between Pharmacopeia, Inc., Schering Corporation, and Schering-Plough, Ltd.

10.31++

Amendment No. 5, effective as of July 9, 2003, to the Collaboration and License Agreements, dated as of October 29, 1998, by and between Pharmacopeia, Inc., Schering Corporation, and Schering-Plough, Ltd.

31.1

Certification of the Principal Executive Officer of Pharmacopeia, Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of the Principal Financial Officer of Pharmacopeia, Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Pharmacopeia, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of the Chief Financial Officer of Pharmacopeia, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

++          Confidential Treatment Requested

*                 This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability pursuant to that section. Such certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference.

(b) Reports on Form 8-K –

On May 2, 2003, the Company filed a current report on Form 8-K reporting that a press release was issued and a conference call was held regarding the Company’s financial results for the first quarter of 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACOPEIA, INC.

By:	/s/ John J. Hanlon

John J. Hanlon
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Chief Financial Officer)

Date:  August 8, 2003

PHARMACOPEIA, INC.

INDEX TO EXHIBITS

No.	EXHIBIT

10.29++

Amendment No. 3, effective as of April 17, 2003, to the Collaboration and License Agreements, dated as of October 29, 1998, by and between Pharmacopeia, Inc., Schering Corporation and Schering-Plough, Ltd. (incorporated by reference to Exhibit 10.13(a) to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2003)

10.30++

Amendment No. 4, effective as of May 29, 2003, to the Collaboration and License Agreements, dated as of October 29, 1998, by and between Pharmacopeia, Inc., Schering Corporation, and Schering-Plough, Ltd.

10.31++

Amendment No. 5, effective as of July 9, 2003, to the Collaboration and License Agreements, dated as of October 29, 1998, by and between Pharmacopeia, Inc., Schering Corporation, and Schering-Plough, Ltd.

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer

32.2	Section 906 Certification of the Chief Financial Officer

++ Confidential treatment requested