Form 10-Q
period 2003-09-30
PHARMACOPEIA INC
filed 2003-11-10
CIK 1002388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2003
Common Stock, $.0001 par value	23,844,681

PHARMACOPEIA, INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

Pharmacopeia, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,388	$28,236
Marketable securities	114,924	112,835
Trade receivables, net of allowance for doubtful accounts of $269 and $1,634, respectively	15,339	35,571
Prepaid expenses and other current assets	5,401	5,505
Total current assets	160,052	182,147
Property and equipment - net	12,992	14,157
Goodwill - net	34,404	34,404
Capitalized software - net	7,423	8,656
Other intangibles - net	—	116
Other assets	571	625
Total assets	$215,442	$240,105
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,528	$2,497
Accrued liabilities	16,510	20,429
Deferred revenue, current portion	19,480	29,076
Total current liabilities	38,518	52,002

Deferred revenue, long-term	2,831	4,766

Stockholders’ equity:
Capital stock	2	2
Additional paid-in capital	286,707	284,733
Treasury stock	(8,340)	(8,340)
Accumulated deficit	(105,171)	(93,821)
Accumulated comprehensive income	895	763
Total stockholders’ equity	174,093	183,337
Total liabilities and stockholders’ equity	$215,442	$240,105

See accompanying notes to these unaudited financial statements.

Pharmacopeia, Inc.
Consolidated Statements of Operations
(Unaudited, Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Software license, service and other	$17,675	$22,872	$53,984	$63,906
Drug discovery	7,422	8,036	21,957	23,142
Total revenues	25,097	30,908	75,941	87,048
Cost of revenues:
Software license, service and other	5,156	5,649	15,338	15,833
Drug discovery	5,535	4,647	16,707	14,704
Total cost of revenues	10,691	10,296	32,045	30,537
Gross margin	14,406	20,612	43,896	56,511
Operating costs and expenses:
Research and development	4,991	7,503	16,223	21,809
Sales, general and administrative	12,531	16,230	41,676	50,536
Restructuring	—	4,340	(384)	4,340
Total operating costs and expenses	17,522	28,073	57,515	76,685
Operating loss from continuing operations	(3,116)	(7,461)	(13,619)	(20,174)
Interest and other income, net	1,197	1,309	3,237	3,252
Loss from continuing operations before tax provision	(1,919)	(6,152)	(10,382)	(16,922)
Provision for income taxes	215	178	968	491
Net loss	$(2,134)	$(6,330)	$(11,350)	$(17,413)

Net loss per share
Basic and Diluted	$(0.09)	$(0.27)	$(0.48)	$(0.74)

Weighted average number of common stock outstanding
Basic and Diluted	23,813	23,467	23,712	23,507

See accompanying notes to these unaudited financial statements.

Pharmacopeia, Inc.
Consolidated Statements of Cash Flows
(Unaudited, Dollars in thousands)

	For the Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,350)	$(17,413)
Adjustments to reconcile net loss to net cash provided by operations
Depreciation	4,618	4,516
Amortization	4,674	5,879
Contribution of stock to 401(k) members	795	874
Non-cash compensation	30	35
Changes in assets and liabilities:
Accounts receivable	20,232	19,747
Prepaid and other current assets	103	1,161
Other assets	52	652
Accounts payable	32	(2,322)
Accrued liabilities	(3,915)	(577)
Deferred revenue	(11,523)	(11,875)
Net cash provided by operating activities	3,748	677
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,263)	(7,292)
Purchases of marketable securities	(61,072)	(118,259)
Proceeds from sales of marketable securities	58,795	84,802
Capitalized software development costs	(3,326)	(1,831)
Net cash used in investing activities	(8,866)	(42,580)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,150	1,297
Purchases of treasury stock	—	(7,024)
Principal payments under capital lease obligations	(9)	(50)
Net cash provided by (used in) financing activities	1,141	(5,777)
Exchange rate effect on cash and equivalents	129	(42)
Net decrease in cash and equivalents	(3,848)	(47,722)
Cash and equivalents, beginning of period	28,236	68,891
Cash and equivalents, end of period	$24,388	$21,169
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5	$20
Income taxes	$277	$434

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

Certain prior period amounts presented in the Segment Information below have been reclassified to conform with the current period presentation.

2.  Net Loss Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”).  Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.  Diluted earnings per share include the potentially dilutive effect of outstanding stock options, or other dilutive securities.  The Company has a net loss for the periods presented; accordingly, the inclusion of common stock equivalents for outstanding stock options would be anti-dilutive and therefore the weighted-average shares used to calculate both basic and diluted loss per share are the same.

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

	Three Months Ended September 30, 2003			Nine Months Ended September 30, 2003
	Accelrys	PDD	Total	Accelrys	PDD	Total
Revenue:
Software licenses, service and other	$17,675	$—	$17,675	$53,984	$—	$53,984
Drug discovery	—	7,422	7,422	—	21,957	21,957
Total revenue	$17,675	$7,422	$25,097	$53,984	$21,957	$75,941
Operating loss	$(2,730)	$(386)	$(3,116)	$(11,691)	$(1,928)	$(13,619)

	Three Months Ended September 30, 2002			Nine Months Ended September 30, 2002
	Accelrys	PDD	Total	Accelrys	PDD	Total
Revenue:
Software licenses, service and other	$22,872	$—	$22,872	$63,906	$—	$63,906
Drug discovery	—	8,036	8,036	—	23,142	23,142
Total revenue	$22,872	$8,036	$30,908	$63,906	$23,142	$87,048
Operating income (loss)	$(7,693)	$232	$(7,461)	$(19,202)	$(972)	$(20,174)

	Accelrys	PDD	Total
Total assets - September 30, 2003	$88,159	$127,283	$215,442
Total assets - December 31, 2002	$104,143	$135,962	$240,105

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

Had the Company followed the fair value measurement provisions of SFAS 123, the following table summarizes the pro forma net loss and pro forma net loss per share that would have been recorded (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss
As reported	$(2,134)	$(6,330)	$(11,350)	$(17,413)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(3,091)	(3,120)	(9,274)	(9,360)
Pro forma	$(5,225)	$(9,450)	$(20,624)	$(26,773)
Basic and diluted net loss per share:
As reported	$(0.09)	$(0.27)	$(0.48)	$(0.74)
Pro forma	$(0.22)	$(0.40)	$(0.87)	$(1.14)

The fair value of each option granted during 2003 and 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002
Dividend yield	0%	0%
Expected volatility	86.49%	89.84%
Risk-free interest rate	3.74%	3.50%
Expected life (years)	6.5	5.5

5.  Restructuring

During the third quarter of 2002, the Company announced that it was undertaking various actions to restructure its operations to improve its overall financial performance.  The restructuring effort included a reduction in force of 71 employees, all of whom had been terminated as of September 30, 2003, and the closure of certain facilities. As a result of this plan, restructuring related charges of approximately $4.3 million were recognized as operating expense in the third quarter of 2002.

Based on a subsequent analysis of costs incurred and remaining costs to complete the restructuring, the Company determined that certain costs originally contemplated under the plan would not be incurred, and as such, the related amounts were reversed during the first quarter of 2003.

The following table summarizes the balance of the accrued restructuring reserve, which has been included in accrued liabilities at September 30, 2003 (dollars in thousands):

	Severance Costs for Involuntary Employee Terminations	Costs to Exit Lease Obligations	Total
Balance at August 6, 2002	$2,367	$1,973	$4,340
Utilization of Reserves:
Cash	(2,217)	(543)	(2,760)
Reserve reductions	(95)	(289)	(384)
Balance at September 30, 2003	$55	$1,141	$1,196

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

The Company’s most recent Form 10-K, and this Report, describe certain risk factors and uncertainties that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.  These risk factors and uncertainties should be considered in connection with any investment in the Company’s common stock.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Total revenue decreased 19% to $25.1 million in the third quarter of 2003 compared to $30.9 million in the third quarter of 2002.

Accelrys software license, service and other revenue decreased 23% to $17.7 million in the third quarter of 2003 compared to $22.9 million in the third quarter of 2002.  Revenue decreased 28% to $13.6 million in the European and US regions combined, including revenue from a strategic alliance.  Excluding the effect of the strategic alliance, revenue in the European and US regions combined decreased 23%.  Revenue in Asia decreased 1% to $4.1 million.  The net decrease in revenue was due primarily to closed consortia, continuing pricing pressure across all customer types, and, particularly in the biotech and materials science sectors throughout the world, fewer renewals of annual licenses, attributable to delays or deferrals in customers’ purchasing decisions and changes in customers’ business focus from research activities towards development efforts.

Drug Discovery revenue decreased 8% to $7.4 million in the third quarter of 2003 compared to $8.0 million in the third quarter of 2002.  The decrease was primarily due to a $1.2 million positive revenue adjustment in the third quarter of 2002 resulting from a decrease in the Company’s estimated costs to complete a project compared to total estimated costs.  Milestone revenue of $1.3 million was recorded in the third quarter of 2003 compared to milestone revenue of $0.3 million in the third quarter of 2002.  Excluding the effect of the revenue adjustment and the milestone revenues from both periods, revenue decreased 6% to $6.2 million in the third quarter of 2003 compared to $6.6 million in the third quarter of 2002.  This decrease was largely attributable to decreased lead optimization revenue due to the expiration of a collaboration agreement.

Accelrys software license, service and other gross margin decreased 27% to $12.5 million (71% of related revenue) in the third quarter of 2003 compared to $17.2 million (75% of related revenue) in the third quarter of 2002.  The $4.7 million decrease in gross margin resulted principally from the lower revenue, offset by decreased intangible asset amortization.  The decrease in gross margin as a percentage of related revenue is due to the fixed cost of the customer support function being charged against a lower revenue base.

Gross margin generated from Drug Discovery decreased 44% to $1.9 million (25% of related revenue) in the third quarter of 2003 compared to $3.4 million (42% of related revenue) in the third quarter of 2002 including the effect of milestone revenue.  The decrease was related to the revenue adjustment in the prior year, partially offset by the increased milestone revenue, neither of which carry any significant associated cost of revenue.  Excluding the effect of the revenue adjustment in the prior year period, and the milestone and license revenue from both periods, the gross margin decreased by 69% to $0.6 million (10% of related revenue) from $1.9 million (29% of related revenue).  The lower margin resulted from the decrease in revenue, and from increased resources allocated to collaborations, which resulted in increased direct and allocated fixed costs being associated with current period revenue.

Research and development expenses decreased by 33% to $5.0 million in the third quarter of 2003 compared to $7.5 million in the third quarter of 2002.  The decrease in research and development expenses was attributable to, among other things, cost efficiencies realized at Accelrys through the consolidation of research efforts, cost reduction initiatives, increased capitalization of software development activities, and the reduction of internally funded drug discovery programs in the Drug Discovery subsidiary.

Sales, general and administrative expenses decreased by 23% to $12.5 million in the third quarter of 2003 compared to $16.2 million in the third quarter of 2002.  The decrease in sales, general, and administrative expenses was attributable to the restructuring undertaken in the third quarter of 2002, and continuing cost reduction initiatives implemented by management.

A restructuring charge of $4.3 million was recorded in the third quarter of 2002 related to actions taken to improve the Company’s financial performance.  See Note 5 to Unaudited Consolidated Financial Statements.

Interest and other income, net, decreased 9% to $1.2 million in the third quarter of 2003 compared to $1.3 million in the third quarter of 2002.  The lower interest and other income, net, was due principally to decreases in market interest rates.

The Company recorded an income tax provision of $0.2 million for the third quarter of 2003 and 2002.  Tax expense is based on the annual estimated effective tax rate, after considering estimated taxable income for each tax jurisdiction.  Taxable income is primarily generated in the Company’s foreign subsidiaries.

As a result of the lower revenue and lower costs described above, in the third quarter of 2003 the Company generated a net loss of $2.1 million ($0.09 per diluted share), 66% lower than the net loss of $6.3 million ($0.27 per diluted share) in the third quarter of 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Total revenue decreased 13% to $75.9 million in the nine months ended September 30, 2003 compared to $87.0 million in the nine months ended September 30, 2002.

Accelrys software license, service and other revenue decreased 16% to $54.0 million in the nine months ended September 30, 2003 compared to $63.9 million in the nine months ended

September 30, 2002.  Revenue decreased 20% to $42.1 million in the European and US regions combined, including revenue from a strategic alliance.  Excluding the effect of the strategic alliance, revenue in the European and US regions combined decreased by 17%.  The net decrease in revenue was due primarily to closed consortia, pricing pressure across all customer types and, particularly in the bioinformatics and materials science sectors, delays and deferrals in customers’ purchasing decisions and fewer renewals of annual licenses, attributable to changes in customers’ business focus from research activities toward development efforts.  Revenue in Asia increased 6% primarily due to revenue growth in the first quarter of 2003, Japan’s traditional fiscal year end.

Drug Discovery revenue decreased 5% to $22.0 million in the nine months ended September 30, 2003 compared to $23.1 million in the nine months ended September 30, 2002. The decrease was largely due to a decrease in lead optimization revenue due to the expiration of a collaboration agreement and the prior year positive revenue adjustment in the third quarter. The decrease was partially offset by increased milestone and license revenue in the nine months ended September 30, 2003.  Excluding the effect of the milestones and the revenue adjustment, revenue decreased 4%.

Accelrys software license, service and other gross margin decreased 20% to $38.6 million (72% of related revenue) in the nine months ended September 30, 2003 compared to $48.1 million (75% of related revenue) in the nine months ended September 30, 2002.  The $9.4 million decrease in gross margin resulted principally the lower revenue, offset by decreased intangible asset amortization.  The decrease in gross margin as a percentage of related revenue is due to the fixed cost of the customer support function being charged against a lower revenue base.

Gross margin generated from Drug Discovery decreased 38% to $5.3 million (24% of related revenue) in the nine months ended September 30, 2003 as compared to $8.4 million (36% of related revenue) in the nine months ended September 30, 2002. The decrease was related to the revenue adjustment in the prior year offset by the increased milestone revenue, neither of which carry any significant associated cost of revenue.  Excluding the effect of the revenue adjustment and milestone and license revenue in the prior year period, the gross margin decreased by 64% to $1.9 million (10% of related revenue) from $5.3 million (26% of related revenue).  The lower margin resulted from the decreased revenue, and from increased resources allocated to collaborations, which resulted in increased direct and allocated fixed costs being associated with current period revenue.

Research and development expenses decreased by 26% to $16.2 million in the nine months ended September 30, 2003 compared to $21.8 million in the nine months ended September 30, 2002.  The decrease in research and development expenses was attributable to, among other things, cost efficiencies realized at Accelrys due to the consolidation of research efforts, cost reductions implemented in the prior year, increased capitalization of software development activities, and the reduction of internally funded drug discovery programs in the Drug Discovery business.

Sales, general and administrative expenses decreased by 18% to $41.7 million in the nine months ended September 30, 2003 compared to $50.5 million in the nine months ended September 30, 2002.  The decrease in sales, general, and administrative expenses was attributable to the restructuring undertaken in the third quarter of 2002, and continuing cost reduction initiatives implemented by management.

During the nine months ended September 30, 2003, the Company terminated a facility lease, the expected remaining obligation under which had been included in the restructuring provision taken in the third quarter of 2002, and finalized certain remaining severance obligations.  As such, the

Company reversed an excess portion of the restructuring liability during the nine months ended September 30, 2003.

Interest and other income, net, was $3.2 million in the nine months ended September 30, 2003 and 2002.

The Company recorded an income tax provision of $1.0 million for the nine months ended September 30, 2003 compared to $0.5 million for nine months ended September 30, 2002.  Tax expense is based on the annual estimated effective tax rate, after considering estimated taxable income for each tax jurisdiction.  Taxable income is primarily generated in the Company’s foreign subsidiaries.

As a result of the lower revenue and lower costs described above, in the nine months ended September 30, 2003, the Company generated a net loss of $11.4 million ($0.48 per diluted share), 35% lower than the loss of $17.4 million ($0.74 per diluted share) in the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its activities to date primarily through the sale of equity securities, software licenses, software maintenance services, drug discovery services, and the receipt of milestone payments.  As of September 30, 2003, the Company had cash, cash equivalents, and marketable securities of $139.3 million compared to $141.0 million as of December 31, 2002.

Cash provided by operations increased by $3.1 million in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.  The increase was primarily attributable to the lower net loss generated in the nine months ended September 30, 2003.  Cash used in investing activities decreased by $33.7 million in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 due to the timing of investments and reduced capital purchases.  Cash used in financing activities decreased by $6.9 million in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 due to purchases of treasury stock in the prior year.

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

Concentration of our Drug Discovery Revenue in one Customer.  During the nine months ended September 30, 2003, we earned approximately 45% of our Drug Discovery segment revenue, and 13% of our consolidated revenue, under research collaboration agreements with PDD’s major customer.  These agreements had been scheduled to expire in March 2004.  In the third quarter of this year, we entered into new drug discovery collaboration agreements with this customer, which effectively supersede these agreements.  By their terms, the new agreements continue a number of programs commenced under these superseded agreements, and implement certain new activities.  The new agreements continue our collaboration with this customer through at least August 2006 and, under their terms, may be extended by the parties for up to three additional years based upon progress made in the programs governed by the agreements.  In light of the significance to us of this customer relationship, the termination of these new agreements would have a material adverse effect on PDD, and our business as a whole.

Pharmaceutical and biotechnology companies may discontinue or decrease their use of our services and products.  We depend on pharmaceutical and biotechnology companies that use our services for a large portion of our PDD revenue. Further, these companies (together with diversified chemical and other industrial companies) comprise the principal market for our Accelrys modeling, simulation, data analysis and related software products and services.  Although there is a history among pharmaceutical and biotechnology companies of outsourcing drug research and development functions, this practice may not continue. Similarly, these companies have frequently utilized outside software vendors for key tools used in drug discovery and chemical development, rather than developing needed information and analysis tools internally.  Our revenue depends to a large extent on research and development expenditures by the pharmaceutical, biotechnology, and chemical industries, particularly companies in these industries outsourcing research and development projects and adding new and improved technologies to accelerate their drug discovery and chemical development initiatives.  These expenditures are based on a wide variety of factors, including the resources available for purchasing research equipment, the spending priorities among various types of research, policies regarding expenditures during recessionary periods and the benefits of new software tools versus their costs of licensure.  Since a large proportion of our software customers license our products on an annual basis or buy maintenance contracts from us annually, if their spending priorities shift, our revenue may be impacted.  Also, general economic downturns in our customers’ industries or any decrease in research and development expenditures could harm our operations, as could increased popularity of management theories which counsel against outsourcing of critical business functions. In addition, the popularity of scientific thinking that disfavors expensive products such as large diversity libraries could negatively impact our revenue or our sales mix. Any decrease in drug discovery spending by pharmaceutical and biotechnology companies, or in chemical or materials spending by chemical and industrial companies, could cause our revenue to decline and adversely impact our profitability.

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

Our future profitability is uncertain. We generated a small profit in 2000, and we have generated losses in 2001, 2002 and the first nine months of 2003.  Our future profitability depends upon many factors, including several that are beyond our control. These factors include:

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

We are subject to risks associated with the operation of an international business.  In the nine months ended September 30, 2003, approximately 55% of the Company’s consolidated revenue was derived from customers outside the United States, both through international subsidiaries and on an export basis. Approximately 38% of our revenue was derived from customers in Europe and approximately 17% was derived from customers in the Asia/Pacific region.  We anticipate that international revenue will continue to account for a significant percentage of future overall revenue. Our international operations, particularly at Accelrys, continue to expand, with functions such as software development, sales and customer support increasingly being performed outside the United States.  In this connection, we intend to continue our expansion of our development center in Bangalore, India.

Our non-U.S. operations are subject to risks inherent in the conduct of international business, including:

•                  unexpected changes in regulatory requirements;

•                  longer payment cycles;

•                  currency exchange rate fluctuations;

•                  import and export license requirements;

•                  tariffs and other barriers;

•                  political unrest, terrorism and economic instability;

•                  disruption of our operations due to local labor conditions;

•                  limited intellectual property protection;

•                  difficulties in collecting trade receivables;

•                  difficulties in managing distributors or representatives;

•                  difficulties in managing an organization spread over various countries

•                  difficulties in staffing foreign subsidiary or joint venture operations; and

•                  potentially adverse tax consequences.

Our success depends, in part, on our ability to anticipate and address these risks. There can be no assurance that these or other factors will not adversely affect our business or operating results.

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

Consolidation within the pharmaceutical and biotechnology industries may lead to fewer potential customers for our products and services.  A significant portion of our customer base consists of pharmaceutical and biotechnology companies. Mergers between large multinational pharmaceutical companies continue to be completed. Continued consolidation within the pharmaceutical and biotechnology industries may result in fewer customers for our products and services. If one of the parties to a consolidation uses the products or services of our competitors, we may lose existing customers as a result of such consolidation.

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

As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares. As of September 30, 2003, our company’s seven largest stockholders held approximately 61% of our outstanding common stock.  As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

CERTAIN RISKS RELATED TO ACCELRYS

Our ability to increase Accelrys software revenue may depend upon increased market acceptance of our products and services. Accelrys products are currently used primarily by molecular modeling and simulation and gene sequence analyses specialists. Our strategy is to expand usage of our products and services by marketing and distributing our software, in part through our desktop-based products, client-server solutions, and related services to a broader, more diversified group of biologists, chemists, and engineers. If we cannot expand our customer base by selling our desktop-based products, client-server solutions, and related services, we may not be able to increase our software revenue, or such revenue may decline. In general, increased market acceptance and greater market penetration of our software products depend upon several factors, including:

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

•                  offering more informatics solutions that capture and manage the data created by customers’ drug discovery and chemical development activities, including the data created by the use of computational modeling, simulation, and analysis software;

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

If we are unable to license software to, or collect receivables from, our early stage biotechnology customers, it may have a material adverse effect on our operating results.  We frequently license our modeling, simulation, data analysis and informatics software to smaller, development stage biotechnology customers. Often these customers have limited or no operating history, and require considerable funding to launch their businesses. As we have experienced in recent quarters, they often significantly scale back, or altogether cease, operations.  Therefore, there is considerable risk in counting on these types of entities for revenue growth.  For entities that remain in business, transactions with these customers carry a higher degree of financial risk. Our customers, particularly our development stage customers, are vulnerable to, and may be impacted by, the current tightening of available credit and capital, and general economic slowdown occurring in the United States and our other key markets. As a result of these conditions, our customers may be unable to license or, if under a license, may be unable to pay for, Accelrys software products. If we are not able to collect such amounts, we may be required to write-off significant accounts receivable and recognize bad debt expense. We recorded a provision for doubtful accounts of $1.3 million in fiscal 2002 compared to $0.3 million in fiscal 2001.  For the period ended September 30, 2003, we recorded a provision of $0.1 million.  Failure of these businesses, write-offs and difficulties associated with collection of receivables from these customers, could materially adversely affect our operating results.

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

Our quarterly operating results in the software business could vary significantly. We have historically experienced stronger financial performance in the third and fourth calendar quarters of each year followed by a comparative decline in the first and second quarters.  Quarterly operating results may continue to fluctuate as a result of a number of factors, including lengthy sales cycles, market acceptance of new products and upgrades, timing of new product introductions, changes in pricing policies, changes in general economic and competitive conditions, seasonal slowdowns, and the timing and integration of acquisitions. Additionally, changes in the timing of revenue recognition may result if subscription sales increase.  We also expect to continue to experience fluctuations in quarterly operating results due to general and industry specific economic conditions that may affect the research and development expenditures of pharmaceutical and biotechnology companies. Due to the possibility of fluctuations in our revenue and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

CERTAIN RISKS RELATED TO PHARMACOPEIA DRUG DISCOVERY, INC.

The agreement with a second key PDD customer is terminable under certain circumstances.  During the nine months ended September 30, 2003, we earned approximately 13% of our PDD revenue, and 4% of our consolidated revenue, from a second key customer in our Drug Discovery business.  The agreement with this significant customer has a stated term of five years; however, the customer has the right to terminate the agreement as early as the first quarter of 2005 in the event we are unable to deliver to the customer a lead compound meeting criteria specified in the agreement by a certain deadline.  Thereafter, the customer again has the right to terminate the agreement prior to the expiration of its stated term if we cannot deliver additional lead compounds meeting these criteria prior to dates set forth in the agreement.  The termination of this agreement will have a material adverse effect on PDD, and may have a material adverse effect on our company’s business as a whole.  We have timely delivered the first compounds required under this agreement for inspection and verification by the customer.  However, there can be no assurance that these compounds will be compliant, or that future compliant compounds will be delivered to the customer before the enumerated dates.

Some of the development and marketing activities of PDD are, or will be, conducted by third parties. If these third parties fail to perform their functions satisfactorily, our revenue and earnings from PDD could be delayed, reduced or eliminated.  The ultimate success of the business plan for our Drug Discovery subsidiary heavily depends upon the successful discovery, development and commercialization of pharmaceutical products. Our drug discovery endeavors will result in commercialized pharmaceutical products, if at all, only after significant pre-clinical and clinical development, requisite regulatory approvals, establishment of manufacturing capabilities and successful marketing. We do not currently have the technology, facilities, personnel or experience to accomplish all of these tasks on our own, and we will likely not have all the necessary resources in the foreseeable future. Therefore, we continue to depend heavily upon the expertise and dedication of sufficient resources by collaborative partners and/or by third parties under service contracts to develop and commercialize products primarily based on lead compounds discovered by us. If a third party working for us under a service contract fails to perform the contracted services adequately, our efforts with respect to the drug candidate under contract could be delayed or terminated. Further, if a collaborative partner fails to develop or commercialize a compound or product with respect to which it has rights from us, we may not receive any future milestone payments or royalties associated with that compound or product. Similarly, because we rely heavily on our strategic collaborators and service providers, our revenue could be adversely affected if our collaborators and/or service providers:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to various market risks consisting primarily of changes in foreign currency exchange rates.  The Company’s international sales generally are denominated in local currencies.  In the first nine months of 2003, approximately 55% of the Company’s consolidated revenue was derived from customers outside the United States (including 38% from customers in Europe and 17% from customers in the Asia/Pacific region).  As such, the Company’s exchange rate risk is greatest for Dollar/Euro and Dollar/Yen fluctuations.  When deemed appropriate, the Company engages in exchange rate-hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations.  At September 30, 2003, the Company had no hedging transactions in effect.

The Company does not use derivative financial instruments for trading or speculative purposes.  However, the Company regularly invests excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates.  The Company believes that the market risk arising from holding these financial instruments is minimal.

The Company’s exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on its investment portfolio since the Company has minimal debt.  The Company ensures the safety and preservation of invested funds by limiting default risks, market risk, and reinvestment risk.  The Company mitigates default risk by investing in investment grade securities.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company’s interest sensitive financial instruments at September 30, 2003.

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

Item 2.	Changes in Securities and Use of Proceeds - None

Item 3.	Defaults upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits –

	10.32++	Collaboration and License Agreement, dated as of July 9, 2003 and effective August 8, 2003, between Pharmacopeia, Inc. and Schering-Plough Ltd.

	10.33++	Collaboration and License Agreement, dated as of July 9, 2003 and effective August 8, 2003, between Pharmacopeia, Inc. and Schering Corporation.

	10.34	Guarantee, dated July 9, 2003, between Pharmacopeia, Inc. and Schering-Plough Corporation.

	10.35	Lease, dated August 20, 2003, between Pharmacopeia, Inc. and Eastpark at 8A (Building 1000)

10.36	Lease, dated August 20, 2003, between Pharmacopeia, Inc. and Eastpark at 8A (Building 3000)

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

(b) Reports on Form 8-K –

On August 5, 2003, the Company filed a current report on Form 8-K reporting that a press release was issued and a conference call was held regarding the Company’s financial results for the second quarter of 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACOPEIA, INC.

By:	/s/John J. Hanlon

John J. Hanlon
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Chief Financial Officer)

Date:  November 10, 2003

PHARMACOPEIA, INC.

INDEX TO EXHIBITS

No.	EXHIBIT

10.32++	Collaboration and License Agreement, dated as of July 9, 2003 and effective August 8, 2003, between Pharmacopeia, Inc. and Schering-Plough Ltd.

10.33++	Collaboration and License Agreement, dated as of July 9, 2003 and effective August 8, 2003, between Pharmacopeia, Inc. and Schering Corporation.

10.34	Guarantee, dated July 9, 2003, between Pharmacopeia, Inc. and Schering-Plough Corporation.

10.35	Lease, dated August 20, 2003, between Pharmacopeia, Inc. and Eastpark at 8A (Building 1000)

10.36	Lease, dated August 20, 2003, between Pharmacopeia, Inc. and Eastpark at 8A (Building 3000)

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer

32.2	Section 906 Certification of the Chief Financial Officer

++ Confidential treatment requested