Form 10-K
period 2003-12-31
PHARMACOPEIA INC
filed 2004-03-10
CIK 1002388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES  ☒    NO ☐

The aggregate market value of voting stock held by non-affiliates of the Company as of June 30, 2003 was $138,689,193.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2004
Common stock, par value $0.0001 per share	23,990,353

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the 2004 Proxy Statement are Incorporated by Reference in Part III of this Report.

The Exhibit Index (Item No. 15) incorporates several documents by reference as indicated therein.

PHARMACOPEIA, INC.

2003 Form 10-K

PART I

ITEM 1.  BUSINESS

Pharmacopeia, Inc. (“Pharmacopeia” or the “Company”) is a leader in enabling science and technology that accelerates and improves the drug discovery and chemical development processes.  Our software segment is operated through Accelrys Inc. (“Accelrys”), a wholly-owned subsidiary of the Company which develops and commercializes molecular modeling, simulation, informatics, and decision support software for the life sciences and materials research markets.  Our Drug Discovery segment is operated through Pharmacopeia Drug Discovery, Inc. (“PDD”), a wholly-owned subsidiary of the Company which integrates proprietary small molecule combinatorial and medicinal chemistry, high-throughput screening, in-vitro pharmacology, computational methods and informatics to discover and optimize lead compounds. Pharmacopeia is headquartered in Princeton, New Jersey and was incorporated in Delaware in 1993.  Our internet address is www.pharmacopeia.com.  Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available without charge on our website.

When used anywhere in this document, the words “expects”, “believes”, “anticipates”, “estimates” and similar expressions are intended to identify forward-looking statements. Forward-looking statements herein may include statements addressing our future financial and operating results. We have based these forward-looking statements on our current expectations about future events. Such statements are subject to risks and uncertainties including, but not limited to, the successful completion of the “spin-off” of PDD described in the next section and execution upon our strategic plans, the acceptance of new products, the obsolescence of existing products, the resolution of existing and potential future patent issues, additional competition, changes in economic conditions, and other risks described in documents we have filed with the Securities and Exchange Commission, including this report on Form 10-K in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Certain Risks Related to the Company as a Whole,” “Certain Risks Related to Intellectual Property,” “Certain Risks Related to Accelrys” and “Certain Risks Related to Pharmacopeia Drug Discovery,” and subsequent reports on Form 10-Q. All forward-looking statements in this document are qualified entirely by the cautionary statements included in this document and such filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this document. These forward-looking statements speak only as of the date of this document. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PROPOSED SPIN-OFF OF PHARMACOPEIA DRUG DISCOVERY

On December 18, 2003, we announced that our Board of Directors had approved in principle a plan to separate our Accelrys and PDD businesses through a pro rata distribution to our stockholders of 100% of the outstanding shares of common stock of PDD.  The distribution, commonly referred to as a “spin-off,” would result in PDD being an independent, publicly-traded company with its shares listed on The Nasdaq National Market. The spin-off, which is expected to take place on or about March 31, 2004, is intended to be tax-free for U.S. federal income tax purposes (except for cash received in lieu of fractional share interests). If completed, the distribution would result in PDD owning and operating our Drug Discovery business on a stand-alone basis, while the Company would continue to own and operate the Accelrys software business.  Immediately following the distribution, our stockholders will continue to own their shares of Pharmacopeia stock as well as the shares of PDD stock that will be distributed in the spin-off. Our shares will continue to trade on The Nasdaq National Market under the symbol “ACCL” after the distribution, and it is our intention to request approval of our stockholders at our 2004 Annual Meeting of Stockholders to change the name of the Company to “Accelrys, Inc.”

Our Board of Directors has reserved the right, in its sole discretion and without liability, to provide final approval for the spin-off or to abandon the spin-off at any time prior to its completion, for any reason or no reason at all.  In addition, certain conditions must be satisfied or waived by us prior to the distribution being effected, including without limitation PDD’s Registration Statement on Form 10 being declared effective under the Securities Exchange Act of 1934, as amended; the mailing of the Information Statement contained therein to our stockholders; the receipt of all required permits, registrations and consents in connection with the distribution; the approval of the PDD common stock for listing on The Nasdaq National Market; all material government approvals being in full force and effect; the absence of any order, injunction or decree issued by any court or agency or other legal restraint or prohibition preventing consummation of all or a portion of the distribution.

We believe that separating PDD from Pharmacopeia will resolve difficulties we have encountered regarding the effective operation and development of our drug discovery and software businesses within a single publicly-traded corporation.  The significantly different operating and financial models employed by our software and drug discovery units pervade the conduct of their respective businesses, affecting both day-to-day decisions and longer-term strategic initiatives. Our attempts to reconcile these divergent operating models often has required our management team to compromise in a way that is unsatisfactory for each business on a stand-alone basis. We believe the spin-off will enhance the performance of both Pharmacopeia and PDD by providing both companies with greater managerial, operational and financial focus to better respond to market conditions and opportunities in their respective business environments. The distribution will provide each company with a publicly-traded equity security in a single line of business for use in its compensation programs and as a “currency” to facilitate potential acquisitions, investments and alliances. The separation also should enable investors to evaluate better the financial performance of each unit, thereby enhancing the likelihood of appropriate market valuation of the securities of each company.

Following are more detailed descriptions of each of our two business segments.  Certain financial information for these segments is described in the Notes to the Financial Statements included in this report.

OUR SOFTWARE SEGMENT – ACCELRYS INC.

We operate our software business through Accelrys Inc. A wholly owned subsidiary of Pharmacopeia, Inc., Accelrys has over 540 employees and active license agreements with most leading chemical, biotechnology and pharmaceutical organizations.  Our software covers disciplines including gene sequence analysis, proteomics, rational drug design, lead optimization, materials research, and formulation design.  Customers are supported by our worldwide organization headquartered in San Diego, CA.

ACCELRYS OVERVIEW

For companies in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries, innovation in the discovery and development of new products and the rapid, cost-effective commercialization of these products can be crucial to success. Such organizations also strive to increase the efficiency or effectiveness of products and processes – marginal process improvements can often have dramatic returns on investment.  Companies in these industries invest considerable resources in technologies that suggest productive new pathways for research projects, increase the efficiency of discovery and development processes, or enable them to maximize the use of corporate data, information and knowledge.  One such set of technologies is software-based computation, analysis, informatics and knowledge management tools.  These allow users to simulate key chemical and biological systems, understand and predict fundamental properties, and design new or improved products and processes.  They also manage and mine scientific data, turning it into useful information and supporting decision processes and R&D workflows.

Accelrys designs, develops, markets, and supports software and provides related services that facilitate the discovery and development of new and improved products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries. Using our software products, researchers may increase the speed and efficiency of the research and development cycle, thereby reducing product development costs and shortening the time to market for new product introductions and process improvements. Our software customers include leading commercial, government and academic organizations. Many of the largest pharmaceutical, biotechnology, chemical, petroleum and semiconductor companies worldwide use our software. We market our products and services worldwide, principally through our global direct sales force.

Following are brief descriptions of our Accelrys software product lines.

Modeling and Simulation Software.  Many factors that affect a molecule, including activity, bioavailability, toxicity, shelf life and environmental impact, are governed by fundamental properties such as shape, structure and reactivity, that are determined at the sub-atomic, molecular, or near-molecular levels. A spectrum of simulation technologies – quantum mechanical simulation, molecular simulation, and mesoscale simulation – predict these properties and help researchers discover new products, sharpen the focus of experimental activities and improve ultimate product performance. We are a leading provider of such modeling and simulation software.

We have a broad product suite consisting of over 100 application modules based on proprietary technologies that employ fundamental scientific principles, advanced computer visualization, molecular modeling techniques and computational chemistry. These products allow scientists to perform computations of chemical, biological and materials properties, to simulate, visualize and analyze chemical and biological systems, and to communicate the results to other scientists. Our products are based upon advanced software architectures that facilitate the development, integration and deployment of new software products. We also offer open access to many of our core software development environments, within which customers and third-party licensees can develop, integrate and distribute their own software applications for computational chemistry, biology and materials research.

We plan to continue enhancing our software product and service offerings for specialist computational chemists and biologists, who are the principal users of modeling and simulation products. In addition, we are broadening our user base by enabling straightforward access to these methods from personal computers to a much larger population of experimentalists, laboratory scientists and engineers. This also helps expert modelers to connect and communicate more effectively to the wider research organization, and assists these organizations in capturing, managing, and sharing the critical knowledge developed in modeling.

Informatics Software.  We are a leading provider of tools to capture, store, manage, and mine scientific data and information.  Informatics is a well-established technology in life sciences, where bioinformatics tools are integral to genetic and biological research, and cheminformatics applications are widely used to manage chemical information.  We are pioneering the application of similar tools in the materials research arena – so-called materials informatics or ‘matinformatics’ has found early applications in formulation design and materials screening.

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

Our cheminformatics software is based on standard database architectures such as Oracle and Microsoft® Access®. We provide data visualization and analysis software to search, retrieve, and use chemical structures, biological and chemical data, experimental data, and registration information. Many of these tools use industry standard software components and are compliant with applications such as Microsoft Excel®, allowing chemists to interact with chemical data within familiar productivity tools. We also use this component technology and our database architectures to build customized enterprise-wide systems for client companies, and we sell our components, enabling customization and flexible implementation of our systems by chemical programmers.

ACCELRYS BUSINESS STRATEGY

Our objective is to strengthen Accelrys’ position as a leading provider of software-based scientific computation, analysis, informatics and knowledge management products and services worldwide by providing a comprehensive set of integrated productivity tools that are integral to the enterprise-wide research and development activities of our customers, and by connecting these tools within an IT framework that makes it easier for research organizations to manage data, information, knowledge, and collaborative processes.  The key elements of our strategy to achieve this objective include:

Expand User Base.  We intend to increase sales to our key software accounts and pursue new software customers within existing markets. In addition, software will be targeted not only at a growing number of molecular modeling, simulation, and gene sequence analysis specialists, but also at the much larger group of experimentalists (scientists and engineers). We believe we can leverage our strong relationships with molecular modeling, simulation, and gene sequence analysis specialists to help promote the use of modeling, simulation, and gene sequence analysis methods by other scientists working in the same organization as the specialists.

Leverage Core Computational Technology and Maintain Technology Leadership.  We believe that our core modeling and simulation and gene sequence analysis technologies have helped position us at the forefront of computational methods technology providers. We intend to continue to make significant investments in research and development in order to improve the efficiency and predictive accuracy of this core technology and to maintain our technology leadership.  We will continue to ensure that this leading-edge technology is delivered to customers in an environment that best fits emerging market needs – for example, offering access to some of our leading legacy UNIX® workstation products via Linux® clients.

Enhance Technology Position.  We will strengthen our scientific and technical expertise through acquisitions and partnerships, and through joint development projects with leading academic, governmental and industrial researchers.  We may continue to pursue acquisitions and strategic relationships with third parties in order to provide us with early access to new technologies, facilitate market acceptance of new products and reduce internal research and development investment.

Expand Informatics Market Share.  Our customers will need more sophisticated and flexible data and knowledge management tools as the use of modeling and simulation, gene sequence analysis and other computational methods expands and as the amount of data about drug discovery and chemical development activities continues to grow.  We will continue to improve and integrate our bioinformatics and cheminformatics offerings, to develop our components strategy that enables a better fit to customers’ individual needs, and to leverage our relationships with customers, in order to achieve this growth.

Create Collaborative Systems and Environments.  We believe that the desire among our customer base to increase process efficiency across diverse workgroups and disciplines while managing and using enormous quantities of data and information has created a need for workflow and project management tools that help researchers to better collaborate and manage projects. We will continue to improve our offerings to include workflow and project management capabilities. As these product offerings expand, we also expect increased opportunities to tailor and customize work group and enterprise-wide solutions for customers.  The integration of informatics capabilities and provision of collaborative enterprise environment is being pursued through the development of an integrated software platform for discovery research delivered via the Discovery Studio® product line to the life science market, and through the Materials Studio® product line to the materials and chemicals process industries.  We will develop our key modeling and informatics capabilities such that they are compatible with this platform.

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

Modeling and Simulation. Our modeling and simulation technology delivers predictive models of chemical, biological and materials phenomena within an open environment. This technology simulates subatomic, interatomic and intermolecular interactions, and a wide range of corresponding properties, including molecular structure, activity, diversity, stability, morphology, solubility, adhesion, adsorption, diffusion, color, analytical spectra, and optical, electrical and mechanical properties. There are five primary classes of molecular and materials simulation methods, all of which are found in our products:

•                  Quantum Mechanical Methods. Quantum mechanical (QM) methods, the most fundamental of our simulation methods, compute interactions at the level of electrons and nuclei. These methods are capable of simulating which chemical entities are stable, how chemical reactions occur, and properties such as reactivity, color and magnetism. These methods are computationally demanding. Historically, they have been applied to small, carefully selected models.  Technological advances, many driven by us and our partners, are now allowing quantum mechanical methodology to be applied more generally and to larger materials and systems.  The problems studied using QM methods are those that are typical in the emerging nanotechnology market.

•                  Molecular Methods. Molecular methods probe molecular conformations and the interactions between molecules based on simplified analytical expressions. These methods include automated procedures for probing how a drug molecule binds to an active site, what conformations a polymer chain may adopt, and what similarities exist between a new amino acid sequence and protein sequences for which tertiary structures are known.  They also include tools used to determine structure based on x-ray diffraction or nuclear magnetic resonance data.  Such methods contain more approximations than quantum methods but can be applied to much larger and more complex systems, providing insight into many chemical processes.

•                  Mesoscale Methods.  Mesoscale methods study processes above the molecular scale that are critical to materials and chemical engineering properties.  These methods are particularly suited to predicting the properties and mixing behaviors of polymer mixtures, complex fluids, detergents and soft materials.

•                  Structure Determination and Instrument Simulation.  A range of methods combine the technologies introduced above and introduce techniques to interpret and simulate data captured from analytical instruments in order to determine accurate models of molecular, sub-molecular, and mesoscale structure.  The analytical techniques used include powder diffraction, NMR, and infrared spectra.  Such methods are often a vital pre-requisite to effective modeling and simulation and also act as essential validation of computational work.

•                  Correlative Methods. Correlative methods identify interrelationships between structure and properties that can be used predictively. In many cases, it is known that macroscopic properties are determined by molecular-level behavior, but the analytical details of these relationships are not known.  The quantitative structure activity relationship (“QSAR”) methods provide a framework in which to correlate molecular attributes and macroscopic properties. The framework can predict, to a reasonable degree of confidence, the properties of molecules that are comparable with a control set for which properties have been measured.

Platform Technologies. The computational methods outlined above are offered within an information technology framework designed to support the needs of today’s leading research organizations:

•                  Desktop and Enterprise-Wide Access.  The Discovery Studio software delivers new platform technology that provides a common data architecture and project management system for pharmaceutical-focused products.  The Discovery Studio software combines updated infrastructure technology and market leading science acquired and developed by Accelrys.  This platform will allow Accelrys to deliver molecular modeling and simulation desktop products to new classes of users, through the advantages of client-server computing.  Application installations range from a single user working on a personal computer (“PC”) to a multi-departmental facility accessing a wide range of heterogeneous computer resources to tackle the biggest simulations problems facing the industry.  The client application is created using industry-standard languages and protocols on PC’s, and incorporates powerful new technology that enables the display and manipulation of molecular structures and other data on the PC.  Depending on the application, the servers can be UNIX workstations or Windows® NT/2000® servers, or customers can take advantage of the low cost/high performance offered by Linux servers.

The Materials Studio software delivers similar benefits via desktop PC’s to users in the materials sciences. The client software provides a PC-based modeling and visualization environment from which users can set up, run and analyze results of computations on more powerful computer servers on their Intranet. The servers can be UNIX workstations, Linux servers, or Windows® 2000® servers or workstations. The client software runs on Windows 98, 2000, XP®, and Me®.

•                  Open Architecture. Accelrys has pioneered an open scientific software architecture through products such as our Cerius2® and Insight II® software.  Many customers have used our published programming interfaces to incorporate and customize new methods into these software packages.  The modular architecture is designed to provide streamlined access to the various computational methods, allowing their use in discrete, combined and packaged ways.

Within the area of Modeling and Simulations, our graphics and interface subsystems continue to be supported on Silicon Graphics® workstations, which are still the most common platform of choice for high-end graphical work according to a recent independent survey our customers.  Accelrys has met the demand for high-end computational capacity by making many of the most compute-intensive operations available to run on IBM AIX servers.  Accelrys has also kept pace with changes in computer buying behavior in our customer base by making selected applications (namely Catalyst® and leading segments of Insight II available for Linux).   Existing and planned Discovery Studio server software products are planned to run on IBM and Linux systems. Existing and planned Materials Studio server software codes run on Silicon Graphics and HP UNIX workstations and Windows platforms.

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

The computational and analysis capabilities of the GCG Wisconsin Package software run on UNIX workstations. They can be accessed through a variety of client user interfaces, enabling broad access to this technology. These now include DS Gene sequence analysis software, a PC-based client running within the Discovery Studio product line.

•                  Relational Databases.  DS SeqStore® software, our Oracle database technology, allows researchers to collect, organize and maintain genomic data and the results of analyses in in-house corporate databases. The SeqStore data warehouse makes data from separate groups available across the corporate structure. Dynamic update technology allows new data to be continually and automatically added to the database.

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

•                  Enterprise solutions.  The Accord Enterprise Informatics (AEI) suite unites technology previously available through the company’s Accord and RS3TM product-lines to create a single, powerful environment for enterprise-wide management of chemical structures, biological assay data, and related information.  Based on Oracle databases, which are extended to understand chemistry via the DS Accord Chemistry Cartridge, AEI allows customers to manage and share this data and access it via a series of applications focused on specific tasks, including data analysis, management of high throughput screening workflow, and compound registration.

•                  Desktop solutions.  The DS Accord for Excel, Accord Chemistry Control, and Accord Grid Control software allows chemical objects to be stored and manipulated within standard Microsoft desktop productivity tools. This means that the researcher can view and analyze chemical data without the need to learn new software systems, and that the wide range of calculation and data management features available in these applications can be easily applied to chemical data without the need for us to develop and maintain specialist tools. The DIVA® and the Tsar® software provides desktop decision support capabilities, allowing users to work with chemical structures, assay results and other chemical and biological data.

•                  Data content. We deliver a range of chemical databases. These include the Failed Reactions Database™ product, offering data on reactions that afford unexpected results, Solid-Phase Synthesis designed for chemists engaged in the design of combinatorial libraries, Metabolism and Biotransformations providing data on the metabolic fate of organic molecules, Methods in Organic Synthesis (MOS) containing over 3,000 new reactions each year, BioCatalysis covering biomolecule-mediated organic synthesis, Protecting Groups providing chemists with ready access to selected information on the full range of protecting group chemistry, BIOSTER that provides a critical compilation of thousands of bio-analogous molecule pairs, and a series of two organic chemistry databases offered in association with J.W. Wiley & Sons, publishers.

•                  Tools and Components. We enable IT professionals and scientific application developers to construct custom cheminformatics solutions through a wide range of tools and components that includes the DS Accord Chemistry Cartridge, Accord Chemistry Control, Accord Grid Control, Accord SDK, and the Combichem Enumeration Components.  These are central to our strategy of enabling cheminformatics customers to create systems and solutions that precisely fit their needs.

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

Data Management Compliant with Industry Standards. Our data management and analysis solutions are based on industry-standard technologies such as Oracle. This means that they are compliant with other corporate systems and retain a high level of openness and flexibility. Our technology ensures that these standards are enabled for chemical and biological data.

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

Based upon the science, technology and attributes described above, we provide a broad suite of software products used throughout the research and development cycle. We believe that offering a “single-shop,” integrated drug discovery and chemical development solution will be a significant benefit to our customers. In addition to these software modules, we also offer the following services:

Customer Support and Training.  Expert telephone support, an Internet-based knowledge-base and request-tracking system, on-site training, and scheduled training workshops, are all designed to enhance customer success in application of our technologies.

Contract Research.  Accelrys scientists can be contracted to work on specific projects, typically applying our modeling and simulation solutions to problems such as database construction or structure determination.

Implementation and Integration Services.  Accelrys can assist customers with the implementation of products, where required.  In particular, this is often a requirement for enterprise informatics products.  We also offer an integration service that can customize solutions and integrate them into more complex IT environments or with specialist data.

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

Lead Identification and Optimization.  The next step in drug discovery is the development and optimization of potential small molecule drugs based on these targets. Our rational drug design products allow the design of small organic therapeutics, based on a protein active site model or on activity data for a set of compounds. Related techniques are used to design and assess combinatorial molecular libraries that are screened for desired activity using high throughput experimentation. We thus bring together the worlds of computation and experimentation. The large quantities of data generated by such activities can be managed and analyzed using our informatics tools – the results inform more focused testing and design. Rational drug design and combinatorial chemistry products include the Catalyst®, Cerius2 and Insight II®, and DS MedChem Explorer software.  Cheminformatics tools applied to manage relevant data are based on the Accord Enterprise Informatics product.

Development and Formulation.  Following the discovery process, a drug must be delivered successfully – administered as a crystalline solid in a pill, or through some other mechanism such as a patch or spray. Our crystallization software solves a range of problems that are important to the development and formulation of pharmaceuticals – for example, establishing possible crystalline structures for the solid material of a pill. Such problems are critical across the chemicals industries, affecting products such as paints, pigments, and petrochemicals. Our crystallization products are delivered as the Cerius2 and the Materials Studio application modules. Development of new and improved products is also achieved through formulation – varying the process and proportions in which known components are combined. Our software can optimize this process for products including drugs, foods, cosmetics, personal care products, detergents, plastics, and specialty chemicals. We serve formulators through the FAST matinformatics software.

Improving Materials and Processes in the Chemicals Industry. Many of our other solutions support the design of improved products and processes across the chemicals industry. In addition to the crystallization tools introduced above, two key technology areas in this respect are polymer science and catalysis. Polymer modeling products are used by researchers in the chemical, plastics, rubber, adhesives, petrochemical, aerospace and automotive industrial sectors to analyze and predict polymer properties and establish the link between these properties and the molecular-level structure of the material. Our polymer software products allow these researchers to construct and characterize models of polymers and predict key properties, such as blend compatibility, mechanical behavior, cohesion and adhesion to surfaces. Our polymer products include the Cerius2 and the Insight II application modules – the full range of polymer technology is now extended and available within the Materials Studio product line through the Discover, Equilibria, and MesoDyn modules. Our catalysis products are used by companies in the chemical, petrochemical, natural gas and plastics industries and by catalyst manufacturers to characterize catalysts and sorbent materials, to simulate thermodynamic and reactivity data, and to understand and control chemical reactions. Our products are used to characterize and design metallocene catalysts, zeolites and other molecular sieves, and metal oxides. Legacy products include the Cerius2 and the Insight II application modules. This range is now available and extended within the Materials Studio product line through the Discover, DMol3, and CASTEP modules.  Through the CombiMat product, informatics methods are now applied to assist materials screening – a rapidly emerging technology in the search for new catalysts, polymers, and other materials.

Other Materials-based industries.  Our products find a broad range of applications across industries including electronics, aerospace, structural materials, automotive and energy. In electronics, for example, the trend toward microminiaturization of electronic devices has created a need for improved processes and materials. Semiconductor and electronics companies use our software products to understand surface chemistry, defects, thin oxide layers, magnetic properties, and the performance of new packaging materials. Legacy products include the Cerius2 and the Insight II application modules.  This range is now available and extended within the Materials Studio product line through the Discover, Dmol3, and CASTEP modules.

ACCELRYS SOFTWARE CUSTOMERS

Our software customer base consists of leading commercial, governmental and academic organizations. No single customer accounted for more than 10% of our software revenues during the fiscal year ended December 31, 2003.

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

ACCELRYS SALES AND MARKETING

We market our software products and services worldwide. In the United States, Europe and Asia, we have direct sales forces, consisting of field sales, certain distributor arrangements, and telesales representatives.  Certain of the telesales representatives focus exclusively on sales to academic researchers.  The direct sales representatives and remaining telesales representatives work in teams selling to commercial and governmental accounts in assigned geographic territories.  The direct sales representatives typically focus on larger accounts and transactions and work closely with our pre-sales support scientists in order to demonstrate our products and their applicability to various research and development efforts. Our remaining distributor relationships are focused in the Asia market, and complement the direct sales approach recently implemented.

In support of our sales activities, we participate in industry trade shows, publish our own newsletters, place advertisements in other industry publications, publish articles in industrial and scientific publications, conduct direct mail campaigns, sponsor industry conferences and seminars, and maintain a World Wide Web site that contains information about us and our product and service offerings.

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

Purchases of multi-year licenses to use our software products include at least one year of maintenance services, consisting of technical support and software upgrades. Thereafter, we offer renewals of maintenance services on an annual basis in return for an annual fee. Annual licenses to use our software products generally include all maintenance services. Most of our customers contract for maintenance and support services. These give customers access to new releases, technical notes, documentation addenda and other support which enables customers to utilize our products more effectively, including access to our technical and scientific support personnel during extended business hours. Through our distribution channels, we offer training conducted by staff knowledgeable in both the theory and application of our products. Technical newsletters and bulletins and advance notification about future software releases are sent to customers to keep them informed and to help them with resource allocation and scheduling. To maintain an ongoing understanding of customer requirements, we sponsor scientific symposia and user group meetings throughout the year.

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

From time to time, when we deem it advisable, we challenge potentially conflicting patent rights asserted by third parties.  For example, in November 2002, we and six other companies filed Notices of Opposition in the European Patent Office (the “EPO”), seeking to prevent the issuance of Symyx Technologies, Inc. European Patent Application EP1080435, entitled “Design of Combinatorial Material Libraries.”  This EPO matter is progressing, and no decision by the EPO is expected until late 2004.

OUR DRUG DISCOVERY SEGMENT – PHARMACOPEIA DRUG DISCOVERY, INC.

The Company operates its drug discovery business through Pharmacopeia Drug Discovery, Inc. (“PDD”), a wholly owned subsidiary of the Company. PDD is a leading chemistry based collaborative drug discovery company focused on the creation of new small molecule therapeutics. Using proprietary technologies and processes, PDD’s scientists identify and optimize novel drug candidates through research collaborations with major pharmaceutical and biotechnology companies and through our own internally funded drug discovery programs.

Our collection of approximately 7.5 million proprietary compounds, which we believe is one of the largest in the pharmaceutical industry, is available for use in collaborative and internal research programs and forms the basis of a growing pipeline of potential drug candidates. Three of our proprietary compounds commenced clinical trials in the second half of 2003, and a fourth commenced clinical trials in the first quarter of 2004.

PDD OVERVIEW

The pharmaceutical industry has seen increased pressure to fill its product pipelines and reduce the time required for drug discovery and development due to the significant number of upcoming patent expirations on the horizon and cost containment initiatives from government and healthcare providers. In addition, recent advances in biology, including the sequencing of the human genome, have revealed thousands of additional potential drug targets. In our view, this proliferation of targets has shifted the drug discovery bottleneck from the identification of new points of disease intervention to the discovery and development of safe and effective drugs. Further, many traditional biotechnology companies are shifting some of their focus downstream from genomics to drug discovery, addressing the challenge of converting the potential represented by the genomics (i.e., the study of genes and their functions) revolution into actual drugs. We believe that our large library of potential therapeutics, proprietary screening technologies, sophisticated chemistry optimization capabilities and extensive medicinal chemistry expertise can help pharmaceutical organizations increase their rates of success, reduce overall drug development time and cost and provide new potential therapeutic candidates to augment thinning product pipelines.

We have drug discovery collaborations with leading pharmaceutical companies and emerging biotechnology companies. We bring drug discovery technologies and expertise that help our collaborators achieve higher rates of success in their drug discovery projects while reducing overall drug development time and cost. Our contributions to our partners’ drug discovery programs include:

•                  our provision of large, diverse libraries of proprietary drug-like chemical compounds from which potential therapeutic candidates can be identified;

•                  our high throughput screening of these compounds against disease-related targets of interest provided by the partner (in which we test a target against tens of thousands of our potential small molecule therapeutics compounds per week) to identify “active compounds” (compounds that demonstrate through these biological tests the ability to modulate the activity of the target);

•                  our further screening and performance of scientific studies of these compounds (known as “hit to lead studies”) to identify active compounds that have the potential to become “lead” compounds, which are active compounds which meet specific criteria (such as potency, selectivity, specificity and drug likeness) that warrant their advancement to further stages of the drug discovery process;

•                  our “optimization” of the lead compounds identified through the screening process and hit to lead studies, in which we refine the molecular structure of the lead compounds in an attempt to increase their efficacy, potency and bioavailability, improve their prospects for securing patent protection, and reduce their potential toxicity and address other safety issues;

•                  our provision of medicinal chemistry services, through which our scientists design, synthesize (i.e., physically make in our laboratories) and optimize those lead compounds that we or our collaborators believe are potential drug candidates; and

•                  our delivery of other services (such as in vitro pharmacology) traditionally performed by research divisions within pharmaceutical and biotechnology companies.

Our collaborative agreements typically require our customers to fund our provision of services, and provide for our receipt of significant milestone payments if and as our discoveries progress through the development process. Thereafter, should any of these drug candidates become pharmaceutical products, we are entitled to receive royalty payments calculated as a percentage of the net sales of the products.

In addition to collaborative drug discovery, we conduct proprietary research to discover new drug-like lead compounds with commercial potential. Unlike our typical collaborative partnerships, we provide the required funding for these programs. As we do not receive funding from third party collaborators, we retain all intellectual property and ownership rights in any compounds discovered. At an appropriate point, we may decide to license one or more of the compounds to a third party, converting a proprietary program into a collaborative partnership.

Our drug discovery efforts have produced four clinical candidates so far. Our first candidate, a p38 Kinase Inhibitor developed in collaboration with Bristol-Myers Squibb Company, commenced clinical trials in August 2003. This potential new drug, a small molecule from our proprietary compound collection which was the product of one of our internal development programs, currently is in Phase I of clinical testing. A second of our proprietary internal compounds commenced clinical trials in November 2003. This clinical candidate is a product of our collaboration with Daiichi Pharmaceutical Co. Our third candidate, a compound targeting a respiratory indication developed in collaboration with Schering-Plough Corporation, commenced clinical trials in December 2003. The Schering-Plough relationship produced a second candidate in March of this year, when human trials for an inflammatory indication were initiated by our partner with respect to another compound discovered in the collaboration.  In addition to our four clinical candidates, we are involved in approximately 43 other drug development programs in the preclinical stage, some with collaborative partners and others within our internal discovery program. In all collaborative programs, we hold a financial interest in any active compounds we identify through our screening and drug candidate(s) we help to optimize. In our view, a pipeline of the size and quality we have developed holds great potential for the introduction of one or more drugs into the market.

The solutions we bring to the challenges of drug discovery include a state-of-the-art technology platform and an experienced team of chemists and biologists. Our technological capabilities include advanced medicinal chemistry expertise, proprietary combinatorial chemistry tools (which enable us to generate large collections, or “libraries,” of compounds by synthesizing all plausible combinations of their smaller chemical structures, or “building blocks”), skills in cell engineering and development of assays (biological environments capable of revealing the modulating effects of potential therapeutic molecules on disease targets), high-throughput and ultra high-throughput (i.e., high throughput screening that can be executed at the rate of 100,000 compounds per week, or more) primary screening, secondary screening, in vitro absorption, distribution, metabolism and excretion (ADME) testing (where our scientists perform screens and other evaluations of potential therapeutic compounds to assess how living organisms (and specifically humans) are likely to absorb, distribute, metabolize and excrete the compound), and modeling, simulation and information management software. Our experienced scientific team, with its track record of success in drug discovery, is at the center of our efforts to address these challenges. Through their collaborative work with many of the world’s leading drug discovery firms, our scientific team brings to our company a diversity of scientific experience and knowledge of best practices in the pharmaceutical industry.

TRADITIONAL DRUG DISCOVERY PROCESS

Drug discovery and development is the process of creating and evaluating drugs for the treatment of human disease. Biological, chemical and informatics expertise are key components of a successful drug discovery effort. The role of biology includes understanding disease mechanisms, identifying potential targets for therapeutic intervention and evaluating potential drug candidates. Chemistry’s role includes the creation of safe and effective new chemical entities, or drug candidates, to interact with these targets. Informatics improves decision-making by identifying and replicating the characteristics of successful drugs, efficiently sharing current knowledge and creating databases to predict future clinical success. Although many scientific disciplines are required for new drug discovery and development, chemistry and biology are at the center of this process. Chemists and biologists typically work together to prepare and deliver new chemical substances, develop laboratory models of disease, test compounds to identify agents that demonstrate the desired activity and finally create a marketable drug. The drug discovery and development process includes the following steps:

Lead identification.  During the lead identification phase, researchers test libraries of potential lead compounds against disease targets to evaluate their therapeutic value in a process known as primary screening. To maximize the prospects of discovering promising new compounds during primary screening, many researchers seek to utilize diverse collections of molecules that cover a broad range of possible chemical structures. Scientists must balance, however, this desire for diversity in chemical composition against the requirement that the compounds have “drug-like” properties, such that their chemical structures render them bioavailable and non-toxic. The imperatives of diversity and drug-likeness essentially present scientists with something of a “trade-off” in their experimentation. Researchers can address these dual needs by efficiently screening large collections of molecules that are diverse in structure, but drug-like in character. Once active compounds are generated from primary screening, medicinal chemists determine which compounds are most promising by analyzing the Structure-Activity Relationship (SAR) data. SAR information educates scientists with respect to the interaction between the active compound and the drug target so that compounds of sufficient potency and selectivity can be identified and tested further.

Lead optimization.  Lead optimization is the iterative process of refining the chemical structure of a compound to improve its drug characteristics with the goal of producing a preclinical drug candidate. Specifically, medicinal chemistry is used to create compounds with characteristics that are superior to those of an identified lead candidate. Common among these characteristics are potency, selectivity and/or pharmacokinetics (absorption, solubility, half-life and metabolism). The lead optimization process involves biological testing, analytical chemistry, pharmacology and data analysis. Historically, lead optimization has not proven to be nearly as amenable as lead identification to the efficiencies and economies of scale of industrialization. Optimization remains largely a manual undertaking, with chemists personally synthesizing numerous compounds for further evaluation. Because most compounds created ultimately will not be utilized in the subject drug discovery program, a key to reducing optimization costs is to lower the number of molecules that must be synthesized to discover a new drug.

Preclinical development.  During the lead optimization phase, but prior to clinical testing, potential drug candidates undergo extensive in vitro, or laboratory, and in vivo, or animal model, studies. These efforts are designed to predict drug efficacy and safety. The ultimate objective of preclinical testing is to obtain results that will allow selection of a clinical candidate to enter human clinical trials following regulatory approval. In parallel, scientists will continue to synthesize additional compounds that act as analogs for the lead compound. Researchers will also continue to refine the process for manufacturing larger quantities of the compound, with the goals of reducing production costs while ensuring safety. Once a successful process is developed, batches of compounds are synthesized for animal and human testing during the preclinical (and, later, the clinical) development phase.

Clinical trials.  Clinical trials, or human tests to determine the safety and efficacy of potential drug candidates, typically comprise three sequential phases, although the phases may overlap:

•  Phase I: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

•  Phase II: This phase involves studies in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•  Phase III: When Phase II evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage and clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical study sites.

If successful, clinical trials in the United States result in the filing of a New Drug Application (NDA) with the FDA. Similarly, separate clinical trials must be conducted and regulatory approvals secured before a drug can be marketed internationally.

RECENT DRUG DISCOVERY TRENDS AND OPPORTUNITIES

We believe the following trends have led and will continue to lead to increased utilization of collaborative drug discovery relationships as well as the component services provided by companies such as PDD:

Patent expirations, generic competition and pricing pressure spur the need for new pharmaceutical products.  Looming patent expirations and the prospects of generic competition contribute to concerns surrounding the sustainability of double digit revenue growth rates for traditional pharmaceutical companies. Moreover, government legislation and Health Maintenance Organization (HMO) practices support the substitution of generic therapeutics for branded drugs. In parallel, decreasing willingness on the part of HMOs and government programs to reimburse for healthcare costs, including prescription and non-prescription drugs, creates margin pressures and emphasizes the need for innovative new products. The need for new drugs to compete successfully in the prescription drug market should result in strong demand for collaborative relationships with companies having leading technologies and proven track records of identifying and optimizing preclinical drug candidates.

The impact of genomics.  The research and development process has experienced a fundamental change fueled by the revolution in genomics and the sequencing of the human genome. Genomics has resulted in the identification of many new potential disease targets, against which chemical compounds must be evaluated. In our view, this breakthrough effectively shifts the drug discovery bottleneck from biology to chemistry, as the need for effective target identification and validation has been eclipsed by challenge of discovering and developing viable preclinical and clinical candidates. The proliferation of new potential drug targets should fuel the demand for collaborative relationships with companies having lead generation technology and the medicinal chemistry expertise to develop promising leads into solid therapeutic candidates.

The need for faster and cheaper research and development.  According to the Tufts Center for the Study of Drug Development (22 Journal of Health Economics, 2003), pharmaceutical companies, on average, devote 14 years and spend $800 million for each marketed drug. Despite escalating R&D expenditures, the number of blockbuster drugs has remained low. Notwithstanding the chronicled advances in genomics, biology and chemistry, and significant improvements in information technology and informatics (where scientists apply this information technology to the drug discovery process through tools that enable the capture, visualization and analysis of data), the pharmaceutical failure rate remains high, and the percentage of potential new drugs recovering their development costs remains low. As a result, discovering drugs remains slow, expensive and risky. We believe a significant opportunity exists for a drug discovery organization that can efficiently create higher quality drug candidates resulting in improved success in the clinical development process.

Central role of chemistry in drug discovery.  The vast majority of drugs in the global marketplace, as well as potential therapeutics in preclinical and clinical development, are chemistry derived small molecule compounds. Small molecule drugs offer manufacturing and delivery advantages over other protein based drugs, including a greater universe of treatable diseases, lower cost with greater ease of manufacturing, and patient preference for an orally available small molecule (e.g., a tablet or capsule) over an injectible protein or antibody therapeutic. Therefore, we believe small molecule drugs will continue to account for the majority of drugs in development and on the market in the future. The chemical make-up or structure of a drug is the key determinant of its potency, specificity, dosing regimen and side effect profile. Minor modifications in chemical structure can differentiate drugs and determine their success or failure in the marketplace. While targets are used for evaluating the drug characteristics of chemical compounds, sophisticated chemistry expertise is required to analyze the raw compound, understand its chemical composition, engineer it into a therapeutic candidate, and develop it into a drug. We expect the prevalence of small molecule drugs to continue to benefit companies with this (particularly medicinal chemistry) expertise.

PDD BUSINESS STRATEGY

Our objective is to expand PDD’s leadership position in collaborative drug discovery and increase its pipeline of proprietary and partnered drug candidates. Our strategies to achieve this objective are as follows:

Enter into new and expanded third party research collaborations, and commence additional internal drug discovery programs.  Through collaborative efforts with leading pharmaceutical and biotechnology partners and internal discovery efforts, we have built a substantial pipeline of drug candidates. It is our strategy to add to this sizable pipeline of programs. Each new collaboration or other business arrangement into which we enter, and each new internal program we commence, augments this pipeline. Third party alliances and proprietary efforts also provide sources of current and prospective revenue for us, effectively funding our product generation efforts. As candidates progress through the development process, the milestone payments due from collaborators increase sharply, providing incentive for us to develop as diverse and robust a pipeline as possible.

Become the collaborative drug discovery partner of choice for pharmaceutical and biotechnology companies. We currently have drug discovery collaboration agreements with leading pharmaceutical and emerging biotechnology companies and have successfully delivered more than 20 programs to our partners. We believe our strong track record and attractive list of current partners provide validation of our technology and expertise. We further believe that our talented team of chemists and biologists, equipped with our proprietary combinatorial chemistry technology and state-of-the-art medicinal chemistry and computational tools, offer a unique solution to potential collaborative partners and gives us a competitive advantage when seeking new partners. Our drug discovery technologies and expertise allow our partners to reduce their overall drug development time and cost and increase the success of their development efforts.

Maintain our position as a leading chemistry services provider.  We believe we already are an industry leader in the discovery and chemical optimization of novel drug candidates on an outsourced basis. We view the provision of chemistry services as presenting multiple benefits for our company. In addition to the incremental revenue earned from furnishing these services, we see our chemistry services offerings as an opportunity to penetrate major pharmaceutical and biotechnology companies which currently are not prepared to enter into collaborative drug discovery arrangements with us. As we demonstrate the value we provide under these service contracts, we hope to be able to convert the customer relationships into collaborative partnerships.

Expand our business through mergers and acquisitions.  From time to time we have considered, and we will continue to consider in the future, if and when any appropriate opportunities become available, strategic initiatives intended to further the development of our business. We believe that there are opportunities to expand our product pipeline through the acquisition or in-licensing of, or investment in, product development candidates, and we intend to continue to explore and evaluate those opportunities. In certain cases, we may determine to structure a transaction in which we would issue our equity securities in payment of the purchase price.

Continue to develop collection of libraries and knowledge base.  We have built sets of libraries that aggregate millions of compounds available for future screening programs. This collection of compounds will increase as new libraries are created and as out-licensed libraries are returned to us upon the expiration of customers’ exclusivity periods. We believe that this growing library collection will provide a valuable source of leads for future drug discovery programs. We also intend to continue to build our knowledge base of the relationships between classes of chemical structures and classes of biological targets. We believe that this database will grow as we design, synthesize and screen large numbers of compounds against a growing number of targets. Further, we believe that this knowledge base will provide a future competitive advantage by enabling us to more quickly discover active compounds for newly identified targets.

PDD CANDIDATE PIPELINE

We have screened our proprietary collection of drug-like compounds against over 90 molecular disease targets. As a result of these screening efforts, more than 60 compounds have shown sufficient activity for lead optimization work to be performed on the compounds. These optimization programs have yielded a pipeline consisting of four clinical candidates (with respect to which the human testing process has begun) and 43 other drug development programs in the preclinical stage. Some of these programs are operating with our collaborative partners, while others remain within our internal discovery program. In all cases, we have a significant financial interest in each of the subject compounds. In our view, this pipeline holds great potential for the introduction of one or more drugs into the market.

Our development candidate pipeline is described below:

Our Clinical Candidates.  Four drug candidates in which we have a proprietary interest have commenced the human clinical testing process. The compound developed in our collaboration with Bristol Myers Squibb, active against p38 (a rheumatoid arthritis target), entered the clinic in August 2003. The p38 program began as one of our proprietary programs, and was partnered with Bristol Myers Squibb at the lead identification stage. The candidate emanating from our collaboration with Daiichi also is from our internal compound collection. We partnered this potential therapeutic with Daiichi and began clinical trials in November 2003. The first compound developed in our collaboration with Schering Plough entered the clinic in December 2003 and targets a respiratory indication. A second candidate emanating from our Schering-Plough collaboration began human trials this year for an inflammatory indication.

Development Candidates.  There are currently three preclinical development candidates in our pipeline of potential drugs, each of which is from our proprietary compound library. We have entered into partnership agreements with major pharmaceutical companies for each of these programs, under which we licensed the compounds to the partner for further development. At present, these compounds are at various stages in the Good Laboratory Practice (GLP) Toxicology evaluation process (in which compounds are tested for safety before their introduction into humans in Phase I of the clinical development process). Two of these programs address asthma/allergy indications and the third is an oncology target.

In Vivo Optimization Candidates.  Our pipeline includes eight advanced lead compounds undergoing in vivo optimization and pre-GLP toxicology studies. In this stage of the development process, testing of the interaction of the compound and the target is conducted in a live animal, such as a rat or mouse. Two of these candidates emanated from proprietary programs we conducted in the area of obesity and lipidemia, and subsequently were licensed to pharmaceutical partners for further development. The other six programs involve drug candidates, some of which are our proprietary compounds, targeting cancer, pain management, depression/anxiety, MS/transplant rejection, sinusitis/rhinitis, inflammation and angiogenesis.

In Vitro Optimization Candidates.  Six candidates in our portfolio are undergoing in vitro optimization. This portion of the drug discovery process involves the testing and analysis of the interaction of the compound and the target in a controlled environment, such as our laboratories, outside of any animal or other living biological organism, for such properties as metabolic stability, absorption and toxicity. Three of these compounds resulted from proprietary programs we conducted internally. Therapeutic areas addressed in these six programs include anxiety/depression, immunological response, neurologic disease, angiogenesis, obesity/sexual dysfunction and allergy/transplant rejection.

Active Compounds.  Our pipeline includes seven active compounds currently undergoing “hit-to-lead” efforts. In this phase, our chemists analyze compounds screened against biological targets for desired therapeutic activity. “Active” compounds are then evaluated to determine whether optimization studies should be conducted. Three of these programs originated as proprietary projects we conducted internally, and our work is continuing to develop the active compounds into lead series for further development. Therapeutic areas covered by these programs include inflammation, the Human Immunodeficiency Virus (HIV), asthma, neurological disease, diabetes/obesity and pain management.

Targets for screening.  We are currently screening, or preparing to screen, another 20 therapeutic targets covering a broad range of disease areas. Most of these targets have been provided to us by collaborative partners. Based on our historical rate of success in identifying leads from our proprietary collection of drug-like compounds that are active against targets we accept for screening, we expect to advance a substantial number of these programs to the “hit-to-lead” stage. Thereafter, we anticipate that some portion of these active compounds will be selected for chemical optimization, based on their potential for development into solid drug candidates. The screening of these new targets is fundamental to the growth of our business, as active compounds discovered at this early stage replenish and supplement our candidate pipeline and lead to additional collaborative work and possible “downstream” milestones and royalties.

PDD PRODUCTS AND SERVICES

Collaborative Drug Discovery.  Central to our strategy is the pursuit and performance of collaborative drug discovery relationships with major pharmaceutical and biotechnology companies. Under these arrangements, our partner usually will define one or more therapeutic targets on which the parties will collaborate. We will perform designated services in the collaboration (such as the screening of our internal compound collection against the target, and the chemical optimization of active compounds identified through the screening process) in close consultation with the partner. The collaboration typically is closely managed, through regular meetings and detailed reporting requirements, by a Joint Research Committee (JRC), consisting of our representatives and scientists designated by our partner. Rather than performing a list of designated services and delivering the end product to the customer, we typically employ our technologies and personnel pursuant to a joint plan developed and regularly adjusted by the JRC.

As compensation, these arrangements typically provide that customers make payments to us in the form of (i) up-front fees for the services requested; (ii) full-time equivalent employee (FTE) research funding for each scientist we utilize in the collaboration; (iii) lump-sum milestone payments contingent upon the achievement of scientific endpoints specified in the collaboration agreement; and (iv) royalties from the commercial sale, if any, of a product resulting from the parties’ efforts. Milestone payments typically increase as a compound or lead series progresses through the development process. Early stage milestones, such as payments for identifying an active compound from our primary screening work, usually range in the low six figures. Achievement of later stage pre-clinical milestones, such as the nomination of a drug development candidate with respect to a lead compound, trigger payments in the mid-to high-six figures. Clinical milestones, such as the filing of an Investigational New Drug application (an IND), commencement of human clinical trials, or the filing of an NDA with the U.S. Food and Drug Administration (FDA), typically lead to payments from one to several million dollars. We will earn royalty payments to the extent that products derived from compounds discovered and/or optimized in the collaboration reach the market. These royalties are calculated as a percentage (on average, 4%-8%) of the dollars generated from any commercial sale of these products.

Proprietary Drug Discovery.  We conduct our own internal drug discovery research as a key component of our business model. In these programs, our scientific staff (in consultation with our Scientific Advisory Board) selects one or more molecular targets of interest in one of the many therapeutic areas in which we have experience. We then develop a work plan for the screening of our internal compound collection against the target(s). Under the work plan, active compounds discovered during the screening phase typically are optimized through the efforts of our medicinal chemists. Our scientists will continue their work on the internal program until management determines to market the program to potential partners (typically, large pharmaceutical companies) for “downstream” development. If such a partnering agreement is reached, the proprietary program is converted into a collaborative drug discovery project similar to those discussed in the previous section. The milestones and royalties payable to us under such a converted program, however, typically are considerably larger than in collaborations in which the partner provides the therapeutic target at the initiation of the project. The enhanced compensation payable to us reflects the higher level of up-front investment we make in programs of this nature, as well as the increased risk we assume in advancing the program from its origination to the point at which a development partner is secured.

The following chart sets forth our internal candidate pipeline and the disease area in which the program is focused:

Proprietary Compound	Therapeutic Area
Lead Compounds(1)
Avb3 Inhibitors	Angiogenesis
Bradykinin B1	Inflammation
Jak 3 Inhibitors	Immunosuppression

Active Compounds(2)
Tie 2	Thrombosis, Pain
IKK-B Inhibitors	Inflammation
ORL-1	Analgesia
HSD-1 Inhibitors	NIDDM
CXCR3 Agonists	Oncology

(1)                                  Lead Compounds are active compounds meeting specific criteria warranting their advancement in the drug development process.

(2)                                  Active Compounds are compounds that demonstrate the ability to modulate a target.

Chemistry Services.  We view chemistry services as the provision of assay development, high throughput screening, compound library synthesis and related services under arrangements in which we are compensated solely on a fee-for-service basis, without any right to receive milestones, royalties or other “downstream” payments. At present, substantially all of our revenue-generating agreements with pharmaceutical and biotechnology companies are collaborative relationships, in which we have a financial interest in the subject compounds as they progress through the development process. To date, we have entered into few fee-for-service based chemistry services contracts. However, it is part of our strategy to selectively enter into additional agreements of this nature. We see our chemistry services offerings as an important avenue for penetrating major pharmaceutical and biotechnology companies which currently are not prepared to offer their third party service providers a continuing interest in the applicable program. It is our strategy to demonstrate to the customer through these contracts the value we provide, and to convert the relationships to collaborative partnerships.

In an effort to develop a competitive chemistry services offering, we created a strategic partnership in 2003 with Wu Xi PharmaTech of Shanghai, China to provide chemistry and R&D services to pharmaceutical and biotechnology companies. Under this alliance, we offer chemistry support for pre-clinical and R&D programs such as the synthesis of combinatorial chemistry templates, compound libraries, individual compounds, process research and development and scale up. In addition, we intend to design and market in tandem with Wu Xi PharmaTech targeted libraries of discrete compounds biased towards particular disease-related families of targets.

PDD SCIENCE AND TECHNOLOGY

Our drug discovery approach encompasses our proprietary combinatorial chemistry encoding technology, Encoded Combinatorial Libraries on Polymeric Support (“ECLiPS®”), our proprietary collection of chemical compounds, assay technology, production automation, information systems and quality assurance programs, as more fully described below.

ECLiPS Technology.  ECLiPS enables us to generate hundreds of thousands of small molecule compounds at a fraction of the cost of traditional chemical synthesis methods. We use “Direct Divide” combinatorial chemistry to build collections, or libraries, of 10,000 to 500,000 or more small molecule compounds by performing only 50 to 200 individual chemical reactions. ECLiPS offers substantial productivity improvements as compared to the 10,000 to 500,000 or more reactions that would be required to prepare similarly sized chemical libraries by synthesizing each compound individually. The ECLiPS technology productivity advantage results from the synthesis of compounds on tiny plastic beads in large mixtures, to which we attach proprietary, easily detectable, stable tag sets to enable the rapid identification from the mixture of any compound that is active in a biological screening assay.

We use ECLiPS technology to build libraries of small compounds, predominantly heterocycles. These low molecular weight compounds are preferred by pharmaceutical companies because they are more likely to be orally active (effective as drugs in tablet or capsule form), tend to have longer duration of action and are less expensive to manufacture. In contrast, natural peptide and oligonucleotide drugs are usually degraded by human digestive system enzymes and generally must be administered by injection. In addition, peptide and oligonucleotide drugs are often quickly eliminated from the body, which limits their duration of action. Further, the ECLiPS technology allows rapid resynthesis of compounds without deconvolution, a process in which an active compound must be “reverse engineered” by resynthesizing and testing various component combinations until the structure of the active compound is deduced.

Our ECLiPS technology enables us to build large, densely packed libraries of drug-like compounds generate rich SAR information from the primary screening process. SAR data, which is detailed information as to the activity produced in a particular disease target of interest by screening it against various sets of compounds with related, but differing, molecular structures, greatly facilitates our drug candidate optimization by providing our medicinal chemists with a type of structural “roadmap” to guide their optimization efforts. Lead optimization is further accelerated by our expertise in combinatorial chemistry. Our scientists build combinatorial libraries of compounds around molecules and assay the molecules in an effort to determine the most promising course for ongoing synthesis.

Our tagging technology has been licensed exclusively from The Trustees of Columbia University in the City of New York (“Columbia”) and Cold Spring Harbor Laboratories (“Cold Spring”) since 1993. We are obligated to pay a minimum annual license fee of $100,000 to Columbia and Cold Spring. The term of the agreement is the later of (i) 20 years or (ii) the expiration of the last patent relating to the technology, at which time we will have a fully paid license to the technology. The license granted under this agreement may be terminated by Columbia and Cold Spring (i) upon 30 days written notice to us if Columbia and Cold Spring elect to terminate if we do not expend certain amount of money developing and commercializing the combinatorial chemical libraries, (ii) upon 30 days written notice to us if we materially breach the agreement and fail to cure the material breach, or (iii) if we commit any act of bankruptcy, become insolvent, file a petition under any bankruptcy or insolvency act or have a petition filed against us that is not dismissed within 60 days. We are also obligated to pay royalties to Columbia and Cold Spring based on net sales of pharmaceutical products we develop, as well as a percentage of all other payments (such as milestones and royalties) we receive from customers where we have utilized the technology licensed from Columbia and Cold Spring.

Our Compound Library.  We have employed ECLiPS, together with other technologies, to synthesize approximately 7.5 million unique and proprietary chemical compounds. Our collection is organized into “libraries,” consisting of both large and diverse “discovery” libraries of 20,000-100,000 compounds and smaller “targeted” libraries designed to interact with particular disease targets or classes of targets. Our collection has had success producing compounds found to be therapeutically active against difficult targets supplied by our partners; in the primary screening process, our libraries often produce hundreds of active compounds of varying potencies rather than the handful generated by some other collections. In our view, the value of significant compound collections has been recognized by a number of leading pharmaceutical organizations, who recently have decided to build large internal compound libraries or significantly augment existing small molecule collections.

Success Rates.  Our criteria for determining whether or not we have been successful in the screening of our compound library against a particular disease target are both rigorous and relatively simple. We measure our success by evaluating the potency of each screened compound in inducing, or inhibiting, activity in the target at specified concentrations of the compound per liter. A screen against a given target is deemed to be “successful” if we discover at least one compound from our collection that is active in the desired manner against the target at the prescribed concentration.

Our compound collection and high throughput screening technologies have been proven to be effective against a wide variety of biological targets. Importantly, we have achieved success against some of our collaborators’ most difficult targets, often after our partners’ internal drug discovery efforts were unsuccessful. Our libraries have been shown to be particularly effective against some of the industry’s most important disease targets, such as G-Protein Coupled Receptors (GPCRs) and Kinases.  For example, of the 17 Kinases we have screened to date, a potent active compound from our library was discovered in 15 cases (an 88% success rate). For GPCRs, we discovered a potent active compound in 17 of 25 cases (a 68% success rate). Overall, we have about a 58% success rate in discovering potent compounds active against some of our collaborators’ most challenging targets.

Our chemistry optimization services have also proven highly effective in delivering compounds to collaborators meeting the criteria specified by our partner. In the GPCR area, we have produced optimized compounds in 9 of 13 programs we have conducted (a 69% success rate). Further, in the case of Kinases, we have delivered optimized compounds in 4 of the 5 programs we have undertaken (an 80% success rate). Overall, we have about a 77% success rate in optimizing compounds to the criteria specified by our collaborators.

Assay Technology.  We are an industry leader in the development and use of technologies to accurately and rapidly test chemical compounds against biological targets. We employ 384-well and 1,536-well microtiter plate screening assays to identify compounds active against our partners’ targets. These 384-well and 1,536-well formats offer significant throughput improvements and cost savings as compared to the industry standard 96-well format. In 2003, we completed approximately 40 million tests of our library compounds for activity against targets. Further, our 1,536-well format allows us to perform, at an extremely low cost, a screen of 5 million compounds against a collaborator’s target in under two weeks. Labor required for screening with a 1,536-well assay is reduced tenfold as compared to 96-well plates. We believe that our proprietary assay technology, together with our expertise in miniaturizing assays, makes us one of the industry’s lowest cost producers of primary screening results and data, providing us with the strategic capability to screen large quantities of compounds at a fraction of the cost incurred by some of our competitors.

Production Automation.  Production automation technology is another important component of our integrated drug discovery approach. We have developed proprietary instruments and methods for quickly and cost effectively manipulating large numbers of small plastic beads and the compounds that are detached from these beads. The technology includes proprietary engineering methods and automated systems for placing individual compounds in 96 to 1,536-well assays and processing them in preparation for screening.

Information Systems.  We have developed proprietary software to support our drug discovery activities. Our information systems assist our scientists in managing the extensive data generated during library production and testing. First, our software integrates the tag set decoding results with the original library design database to quickly provide our scientists with the specific chemical structure and synthesis steps for the active compound. Our information systems also include molecular modeling, structure analysis and statistical programs for designing optimization libraries and software to collect and analyze the results of individual assays. We use Accelrys products, thereby significantly enhancing PDD’s ability to use informatics in the drug discovery process.

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

PDD CUSTOMERS

Schering-Plough Corporation.  In September 2003, we entered into new multiyear agreements with Schering-Plough Corporation, extending our largest pharmaceutical collaboration for a minimum of three years. Under the terms of the new agreements, we will optimize candidates selected for clinical development by Schering-Plough and screen our internal library to identify compounds active against multiple Schering-Plough targets. If successful, we will license the optimized drug candidates on an exclusive basis to Schering-Plough for further development. With respect to any target we accept from Schering-Plough for screening or optimization work, we have agreed that we will not screen our compound library for other collaborators, or for our own account, against that target for a specified period.  We receive research funding from Schering-Plough and, in return for our successful drug discovery activities, we are entitled to receive milestone and other payments from Schering-Plough as compounds progress through development and royalties on sales of any products resulting from the collaboration. Payments under our Schering-Plough collaboration totaled $13.9 million for the year ended December 31, 2003, representing approximately 47% of PDD’s revenue for the year.

The initial term of the new agreements is three years. Schering-Plough is obligated to fund a specified number of our FTEs in the first year, but may reduce its funding in the second year of the agreements if we do not produce at least one active compound from the screening of our internal library in such first year. In that event, Schering-Plough may “wind down” the collaboration in the third year by reducing its funding obligation by approximately 50% from year one levels. At the end of such third year, the collaboration would terminate. If, however, we provide an active compound by the end of the first year, Schering-Plough is required to continue its funding during the second year at the same level as the first year. Further, if Schering-Plough agrees to optimize at least three of our internal compounds by the end of the second year, it is required to continue to fund us in the third year at the same level as in year one. If three compounds are not selected for optimization, Schering-Plough again may reduce the number of our FTEs it funds in the third year by 50%, in order to “wind down” the collaboration by the end of that year. If Schering-Plough is continuing to fund us at year one levels after three years, the collaboration will be extended for a fourth year if Schering-Plough agrees in the third year to optimize another of our compounds screened in the collaboration. Similarly, the agreement will be extended for a fifth year if Schering-Plough agrees in the fourth year to optimize at least one additional compound. If Schering-Plough decides not to commence such an optimization program in either the third or fourth year, then the subsequent year (i.e., the fourth or fifth year, respectively) will be the “wind down” year of the collaboration, in which Schering-Plough may reduce its funding obligation by 50% and terminate the collaboration at the end of that year. The third one year extension (i.e., the sixth year of the collaboration) is at Schering-Plough’s sole option.

N.V. Organon.  In February 2002, we entered into a five-year drug discovery agreement with N.V. Organon (the pharmaceutical business unit of Akzo Nobel) to identify and optimize new drug candidates for multiple therapeutic targets provided by Organon. Compounds from our proprietary collection that are screened and optimized and which meet the potency, selectivity, efficacy and other criteria determined specified by the parties will be licensed to Organon on an exclusive basis for further development. In addition, with respect to any target we accept from Organon for screening or optimization work, we have agreed that we will not screen our compound library for other collaborators, or for our own account, against that target for a specified period. In return for our successful drug discovery activities, and meeting certain preclinical and clinical milestones, we are entitled to receive fees and milestone payments from Organon. Thereafter, upon successful commercialization of any product resulting from the relationship, we will be entitled to receive royalties on sales of that product.

The initial term of the agreement is five years.  Notwithstanding the stated term, however, Organon has the right to terminate the agreement as soon as 2005, and at future times thereafter, in the event we are unable to deliver lead compounds meeting the criteria specified in the agreement.  Payments under our various agreements with Organon totaled almost $5.5 million for the year ended December 31, 2003, representing approximately 18.5% of PDD’s revenue for the year.

Novartis.  In February 2003, we announced the signing of a new collaboration agreement with Novartis AG, the third alliance in this long-standing drug discovery relationship. In this newest collaboration, the companies work together to identify new lead compounds against multiple drug targets from our partner’s discovery programs. Under the terms of this agreement, we provide assay development and compound screening services on behalf of Novartis. We expect to complete all of the required services under the agreement by March 31, 2004, when the agreement will expire in accordance with its terms. Payments under our various agreements with Novartis totaled $3.4 million for the year ended December 31, 2003, representing approximately 11.4% of PDD’s revenue for the year.

Other Relationships.  We have also entered into research collaboration agreements with Berlex Laboratories, Bristol Myers Squibb, Daiichi Pharmaceutical, AstraZeneca, Schering AG, Celgene Corporation, Boehringer Ingelheim, Otsuka Pharmaceutical Factory, Neurocrine Biosciences, Ester Neurosciences, Kowa Company, Altana Pharma, Taiho Pharmaceutical, Progenics Pharmaceuticals, Locomogene and Mitsubishi Pharma.

PDD MARKETING

Our senior management and dedicated business development personnel are primarily responsible for marketing our collaborative capabilities and related services. Because our customers are typically highly skilled scientists, our use of technical experts in marketing has allowed us to establish strong customer relationships. We market our capabilities and services directly to customers, typically through meetings with senior management of pharmaceutical and biotechnology companies, and by our participation in trade conferences and shows. We also receive a significant amount of business from customer referrals and through expansion of existing contracts.

PDD COMPETITORS

We compete with companies in the United States and abroad that engage generally in the discovery, development and production of drug discovery products and services and particularly in the effort to identify and optimize compounds for potential pharmaceutical development. We compete with the research departments of pharmaceutical companies, biotechnology companies, combinatorial and medicinal chemistry companies, and research and academic institutions. Many of these organizations have greater financial and human resources and more experience in research and development than us. We compete based on a number of factors, including size, relative expertise and sophistication, speed and costs of identifying and optimizing potential lead compounds and of developing and optimizing chemical processes.

Historically, pharmaceutical companies have maintained close control over their research activities, including the synthesis, screening and optimization of chemical compounds. Many of these companies, which represent the greatest potential market for our services, have developed combinatorial chemistry and other methodologies to improve productivity, and have made major investments in robotics technology to permit the automated parallel synthesis of compounds. In addition, certain of these companies already have large collections of compounds previously synthesized or ordered from chemical supply catalogs or other sources against which they may screen new disease targets. Other sources of compounds include those extracted from natural products such as plants and microorganisms and compounds created using rational drug design. Academic institutions, governmental agencies and other research organizations are also conducting research in areas in which we are working, either on their own or through collaborative efforts.

Competition also comes from organizations operating as integrated drug discovery companies or chemistry service providers such as Albany Molecular Research, Inc., ArQule, Inc., Array Biopharma, Inc., Discovery Partners International, Inc., Evotec OAI AG, and Tripos, Inc.

PDD PATENTS AND PROPRIETARY INFORMATION

We have applied for approximately 161 patents, approximately 77 of which have been issued, relating to various aspects of our technology, including our molecular tag sets, certain screening technologies and our libraries or compounds contained therein. We either own these patents and patent applications or rights under them are licensed to us. Of particular note, we are the exclusive licensee of U.S. patents issued on October 15, 1996, February 24, 1998 and August 4, 1998, which provide broad protection to our use of encoded combinatorial libraries. Our success will depend in large part on our ability, and the ability of our licensees and licensors, to obtain patents for our technologies and the compounds and other products, if any, resulting from the application of such technologies, defend patents once obtained, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the U.S. and in foreign countries.

The patent positions of pharmaceutical and biotechnology companies, including our company, are uncertain and involve complex legal and factual questions. We do not know of any patents or patent applications by others that would preclude us from practicing our ECLiPS technology or obtaining patent protection in the United States or elsewhere for our ECLiPS technology. However, disputes may arise between other patent holders and us as to claims of infringement, which could involve protracted periods of litigation. Some of our competitors have, or are affiliated with companies having, substantially greater resources than us, and such competitors may be able to sustain the costs of complex patent litigation to a greater degree and for longer periods of time than us. Uncertainties resulting from the initiation and continuation of any patent or related litigation could have a material adverse effect on our ability to compete in the marketplace pending resolution of the disputed matters.

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

PDD GOVERNMENT REGULATION

Generally, in order to gain approval of the FDA, a company must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a compound’s efficacy and to identify any safety problems. The results of these studies are submitted as a part of an IND that the FDA must review prior to the commencement of clinical trials of an investigational drug. In order to commercialize any products, we or our customer will be required to sponsor and file an IND and will be responsible for initiating and overseeing the clinical trials to demonstrate the safety and efficacy that are necessary to obtain FDA approval of any such products. Clinical trials are normally done in three sequential phases (Phase I, Phase II and Phase III) that may overlap and generally take two to five years, but may take longer, to complete. After completion of clinical trials of a new product, FDA and foreign regulatory authority marketing approval must be obtained. If the product is classified as a new drug, we, or our customer, will be required to file an NDA and receive approval before commercial marketing of the drug. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the United States, we will also be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. Further, our research and development processes involve the controlled use of hazardous materials. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our activities currently comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated.

PDD SOURCES OF SUPPLY

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

PDD MANUFACTURING

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

RESEARCH AND DEVELOPMENT

Pharmacopeia’s expense for proprietary research and development activities was as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001

Proprietary Research and Development	$22,029	$27,868	$32,529

The decrease in research and development from 2002 to 2003 was due to the restructuring at Accelrys in 2002, and the decrease in research and development from 2001 to 2002 resulted from cost efficiencies realized in the software business and planned reductions in the Drug Discovery business, as more fully described in the Notes to Consolidated Financial Statements.

EMPLOYEES

As of December 31, 2003, we had 713 regular employees including 261 chemists, biologists and engineers holding doctorate degrees.  None of our employees is covered by collective bargaining agreements. Substantially all of our employees other than certain of our executive officers with employment agreements are at will employees, which means that each of them can terminate their relationship with us and we can terminate our relationship with them at any time. Furthermore, we offer industry competitive wages and benefits and are committed to maintaining a workplace environment that promotes employee productivity and satisfaction.  We believe our relations with our employees are good.

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

CERTAIN RISKS RELATED TO THE PROPOSED SPIN-OFF OF PDD

There can be no assurance that the proposed spin-off of PDD will be completed or, if completed, will be successful. Our Board of Directors has approved in principle the plan to separate our Accelrys and PDD businesses through the spin-off to our stockholders of 100% of the outstanding shares of common stock of PDD. The transaction would result in PDD being an independent, publicly-traded company owning and operating our Drug Discovery business; we would retain ownership of and operate the Accelrys software business. Our stockholders would continue to own their shares of Pharmacopeia stock, as well as the shares of PDD stock to be distributed in the spin-off. Under the terms of the distribution, our Board of Directors has reserved the right, in its sole discretion and without liability, to provide final approval for the spin-off or to abandon the spin-off at any time prior to its completion, for any reason or no reason at all.  In addition, certain conditions must be satisfied or waived by us prior to the distribution being effected.  As a result, there can be no assurance that we will not abandon the spin-off or that we will be able to complete the separation of the businesses. Such abandonment or failure could have a material adverse effect on our business, financial condition or results of operations.

We believe that separating PDD from Pharmacopeia will resolve difficulties we have encountered regarding the effective operation and development of our two businesses within a single publicly-traded corporation.  We further believe the spin-off will enhance the performance of Pharmacopeia and PDD by providing each company with greater focus on its respective business, with a publicly traded equity security for use in compensation programs and as “currency” in strategic transactions, and with a clearer story to enable investors to better evaluate each company and assign each entity an appropriate market valuation. There can be no assurance that PDD and Pharmacopeia, as stand-alone entities, will be able to benefit from these items.

PDD has no current history as an independent company, and will no longer be able to rely on our financial and other resources and the cash flows generated from our software operations. Currently, we operate our businesses as part of a broader corporate organization rather than as a stand-alone company. Historically, we have performed certain corporate functions for PDD; after a transition period following the distribution, we will no longer provide such assistance to PDD. Our estimates concerning the costs for PDD’s own corporate administrative functions (such as overhead functions, corporate governance, securities compliance, exchange listing and investor relations services) may be substantially lower than the actual costs PDD will incur.  As a result, it will be difficult for anyone to accurately forecast PDD’s future operating performance. Further, PDD may need to obtain financing on a stand-alone basis after the spin-off, which may be difficult because its financial and other resources may not be as strong as ours prior to the distribution. Any future PDD financing will have to be raised without reference to or reliance on our financial condition. There can be no assurance that PDD will be able to obtain financing after the distribution on acceptable terms, or at all.

The combined market value of our shares and those of PDD after the spin-off may not be equal to or greater than the market value of our shares prior to the distribution. There is no established public market for PDD’s common stock; after the distribution, the public market will establish trading prices for the common stock of PDD and us. There is no assurance that an active public market for PDD’s or our common stock will develop or be sustained. In addition, the smaller size of the market capitalization of each company after the distribution compared to our market capitalization prior to the distribution may result in our loss of, and PDD’s failure to obtain, stock research analyst coverage, which could adversely impact each entity’s stock market following. Consequently, there can be no assurance that the combined market value of our shares and those of PDD after the spin-off will be equal to or greater than the market value of our shares prior to the distribution. Further, the market price of PDD’s and our stock to may fluctuate substantially, as in recent years the stock market has experienced significant price and volume changes and the Company’s stock price has been volatile. In addition, following the distribution, our current stockholders will now own separate securities in PDD and the Company. It is possible that some stockholders will sell shares of PDD or our common stock for various reasons, including the fact that the business profile or market capitalization of that entity as a stand-alone company does not fit their investment objectives. Given the large concentration of our stockholdings among our top seven stockholders, substantial sales of shares by one or more of these stockholders could depress the market price for PDD’s or our shares. We cannot predict whether substantial amounts of PDD’s or our stock will be sold in the open market following the spin-off.

If the distribution is taxable, stockholders could be required to pay tax on the fair market value of the shares of PDD common stock you receive, and we could incur a corporate tax liability. If the spin-off fails to qualify as a tax-free distribution for U.S. federal income tax purposes, our stockholders who receive PDD shares would be treated as if they had received a taxable distribution in an amount equal to the fair market value of the PDD common stock received. In such event, a corporate income tax could also be payable by us on the excess of the fair market value of the PDD stock over our adjusted tax basis in the stock. Further, even if the distribution is tax-free to our stockholders, we could be subject to corporate income tax on any gain inherent in PDD’s stock if one or more persons acquire a 50% or greater interest in PDD as part of a plan or series of related transactions that included the spin-off.

We may be required to indemnify PDD, or may not be able to collect on indemnification rights from PDD. As part of the proposed spin-off, we and PDD have agreed to indemnify one another after the distribution with respect to the indebtedness, liabilities and obligations that will be retained by our respective companies. One such obligation is expected to include a guarantee by us of PDD’s obligations under the existing New Jersey laboratory and headquarters leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be significant. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any required payment by PDD or us could have a material adverse effect on its or our business, and any failure by PDD or us to satisfy its obligations could have a material adverse effect on the other company’s business.

CERTAIN RISKS RELATED TO OUR BUSINESS AS A WHOLE

Our PDD revenue is highly concentrated in its largest collaborators; the termination of the collaboration with PDD’s largest collaborator would have a material adverse effect on our business, financial condition and results of operations. During the year ended December 31, 2003, we earned approximately 47% of PDD’s revenue, and 12% of our consolidated revenue, under PDD’s research collaboration agreements with Schering-Plough Corporation. In the third quarter of 2003, PDD entered into new multiyear drug discovery collaboration agreements with Schering-Plough, which continue certain existing programs and implement a number of new activities. The new agreements continue PDD’s collaboration with this partner through at least August 2006 and, under their terms, may be extended by the parties for up to three additional years based upon progress made in the programs governed by the agreements. The agreements may be terminated at the end of the third year, and Schering-Plough’s funding obligations may be reduced significantly before that time, under the circumstances summarized previously. There can be no assurance that the results of PDD’s collaboration with Schering-Plough would be sufficient to cause Schering-Plough not to exercise its rights to terminate the agreements. In light of the significance to us of the Schering-Plough relationship, the termination of PDD’s collaboration agreements would have a material adverse effect on PDD and our business as a whole.

Pharmaceutical and biotechnology companies may discontinue or decrease their use of our services and products. We are dependent on pharmaceutical and biotechnology companies continuing to collaborate with outside companies to obtain drug discovery expertise. Our capabilities include aspects of the drug discovery process that pharmaceutical companies have traditionally performed internally. Further, these companies (together with diversified chemical and other industrial companies) comprise the principal market for our Accelrys modeling, simulation, data analysis and related software products and services.  Although there is a history among pharmaceutical and biotechnology companies of outsourcing drug research and development functions, this practice may not continue. Similarly, these companies have frequently utilized outside software vendors for key tools used in drug discovery and chemical development, rather than developing needed information and analysis tools internally.  Our revenue depends to a large extent on research and development expenditures by the pharmaceutical, biotechnology, and chemical industries, particularly companies in these industries outsourcing research and development projects and adding new and improved technologies to accelerate their drug discovery and chemical development initiatives.  The willingness of these companies to expand or continue drug discovery collaborations or outsourcing of services to enhance their research and development activities is based on certain factors that are beyond our control. Examples of relevant factors include customers’ and collaborators’ spending priorities among various types of research activities, their ability to hire and retain qualified scientists, their approach regarding expenditures during recessionary periods, their policies regarding the balance of research expenditures versus cost containment and the benefits of new software tools versus their costs of licensure. Since a large proportion of our software customers license our products on an annual basis or buy maintenance contracts from us annually, if their spending priorities shift, our revenue may be impacted.  Also, general economic downturns in our customers’ industries or any decrease in research and development expenditures could harm our operations, as could increased popularity of management theories which counsel against outsourcing of critical business functions. In addition, the popularity of scientific thinking that disfavors expensive products such as large diversity libraries could negatively impact our revenue or our sales mix. Any decrease in drug discovery spending by pharmaceutical and biotechnology companies, or in chemical or materials spending by chemical and industrial companies, could cause our revenue to decline and adversely impact our profitability.

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

Our future profitability is uncertain. We generated losses in 2001, 2002 and 2003. Continuing net losses may limit our ability to fund our operations and we may not generate income from operations in the future.  Our future profitability depends upon many factors, including several that are beyond our control. These factors include:

•                  changes in the demand for our products and services, or for collaborative relationships with PDD;

•                  the introduction of competitive drug discovery services and software;

•                  our ability to license desirable technologies;

•                  changes in the research and development budgets of our customers and potential customers; and

•                  our ability to successfully, cost effectively and timely develop, introduce and market new collaborative arrangements, products, services and product enhancements.

On a quarterly basis, our future profitability is likely to be highly volatile because, among other reasons, it is impacted by our receipt of milestone payments from our collaborators. We may not receive milestone payments on a regular basis, or at all.

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

Failure to attract and retain skilled personnel could have a material adverse effect on us. Our success depends in part on the continued service of key scientific, software, sales, business development, engineering and management personnel and our ability to identify, hire and retain additional personnel. There is intense competition for qualified personnel. In particular, we believe that there is a shortage of scientists qualified to work for PDD. The competition among drug discovery and development companies to hire such scientists is particularly intense. Immigration laws may further restrict our ability to attract or hire qualified personnel. We may not be able to continue to attract and retain the personnel necessary for the development of our business. Failure to attract and retain key personnel could have a material adverse effect on our business, financial condition and results of operations. Further, we are highly dependent on the principal members of our scientific and management staff, including:

•      Joseph A. Mollica, Ph.D., Chairman of the Board, President and Chief Executive Officer;

•      Mark J. Emkjer, Executive Vice President and President, Accelrys; and

•      Stephen A. Spearman, Ph.D., Executive Vice President and Chief Operating Officer, PDD,

and the managers reporting to these senior executives.  One or more of these key employees could retire or otherwise leave our employ within the foreseeable future, and the loss of any of these people could have a material adverse effect on our business, financial condition and results of operations. We are currently conducting a search to hire a chief executive officer of PDD. Dr. Joseph A. Mollica, Ph.D., the Chairman of the Board, President and Chief Executive Officer of Pharmacopeia, is expected to serve as PDD’s President and Chief Executive Officer until a successor is appointed.  We do not, and do not intend to, maintain key person life insurance on the life of any employee.

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

We may be unable to develop strategic relationships with large pharmaceutical, biotechnology, chemical and technology companies.  A component of our business strategy is to develop strategic relationships with larger pharmaceutical, biotechnology, chemical and technology companies.  We believe that through such relationships we can add revenue, expand our distribution channels, maximize our research and development resources, improve our competitive position and increase market awareness and acceptance of Drug Discovery and scientific software products. To date, we have entered into significant strategic relationships with such companies as Schering-Plough, N.V. Organon, IBM, Oracle and HP.  There can be no assurance that any such relationship will continue, that relationships with similar large organizations can be developed, or that any such existing or new alliances will produce substantial revenue or profit opportunities.

We are subject to risks associated with the operation of an international business.  In 2003, approximately 53% of the Company’s consolidated revenue was derived from customers outside the United States, both through international subsidiaries and on an export basis. Approximately 36% of our revenue was derived from customers in Europe and approximately 17% was derived from customers in the Asia/Pacific region.  We anticipate that international revenue will continue to account for a significant percentage of future overall revenue. Our international operations, particularly at Accelrys, continue to expand, with functions such as software development, sales and customer support increasingly being performed outside the United States.  In this connection, we intend to continue the expansion of our development center in Bangalore, India.

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

•                  difficulties in managing an organization spread over various countries;

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

Investments in Sales and Business Development Efforts.  Both Accelrys and PDD products and services involve lengthy sales and business development cycles, often requiring us to expend considerable financial and personnel resources without any assurance that revenue will be recognized.  These sales and business development cycles typically are long for a number of reasons.  In drug discovery, factors include the strategic nature of drug discovery partnerships, the size of many such transactions, the confidential and proprietary nature of the biological targets against which we screen our chemical compound libraries, and the unique terms typically found in each collaborative transaction.  With respect to software sales, sales cycles are impacted by the time and resources required to educate potential customer organizations as to the value and comparative advantages of our products. As a result, we may expend substantial funds and effort to negotiate agreements for collaborative relationships, services and products in both of our business segments, but may ultimately be unable to consummate the related transaction. In these circumstances, our results of operations and ability to achieve profitability are adversely affected.

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

Because our stock price may be volatile, our stock price could experience substantial declines.  The market price of our common stock has historically experienced and may continue to experience volatility. Our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations and, during the past two years, the stock market (and in particular technology companies) have experienced significant decreases in market value. This volatility and the recent market decline has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock.

As institutions hold the majority of our Common Stock in large blocks, substantial sales by these stockholders could depress the market price for our shares.  As of January 31, 2004, our company’s seven largest stockholders held approximately 61% of our outstanding common stock.  As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

Anti-takeover provisions under the Delaware general corporation law, provisions in our certificate of incorporation and bylaws, and our adoption of a stockholder rights plan may render more difficult the accomplishment of mergers or the assumption of control by a principal stockholder, making more difficult the removal of management. Certain provisions of the Delaware General Corporation Law may delay or deter attempts to secure control of our company without the consent of our management. Also, our governing documents provide for a staggered board of directors, which will make it more difficult for a potential acquirer to gain control of our Board of Directors. In 2002, we adopted a stockholder rights plan, which is triggered upon commencement or announcement of a hostile tender offer or when any one person or group acquires 15% or more of our common stock. The rights plan, once triggered, enables stockholders to purchase our common stock, and the stock of the entity acquiring us, at reduced prices. These provisions of our governing documents and stockholder rights plan, and of Delaware law, could have the effect of delaying, deferring or preventing a change of control including without limitation a proxy contest, making more difficult the acquisition of a substantial block of our common stock. The provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. Further, the existence of these anti-takeover measures may cause potential bidders to look elsewhere, rather than initiating acquisition discussions with us.

If we consume cash more quickly than expected, we may be unable to raise additional capital and we may be forced to curtail operations. We anticipate that our existing capital resources will be adequate to fund our operations at least through 2005.  However, changes may occur that would consume available capital resources before that time. Our capital requirements will depend on numerous factors, including:

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

If we choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or to successfully integrate an acquired business or technology in a cost-effective and non-disruptive manner.  From time to time, we may choose to acquire complementary businesses, products or technologies instead of developing them ourselves. We do not know if we will be able to complete any acquisitions, or whether we will be able to successfully integrate any acquired businesses, operate them profitably or retain their key employees. Integrating any business, product or technology we acquire could be expensive and time-consuming, disrupt our ongoing business and distract company management. In addition, in order to finance any acquisition, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on less than favorable terms and, in the case of equity financing, that may result in dilution to our stockholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer. In addition, under certain circumstances, amortization of assets or charges resulting from the costs of acquisitions could harm our business and operating results.

CERTAIN RISKS RELATED TO INTELLECTUAL PROPERTY

Positions taken by the U.S. patent and trademark office or non-U.S. patent and trademark officials may preclude us from obtaining sufficient or timely protection for our intellectual property.  The patent positions of pharmaceutical and biotechnology companies are uncertain and involve complex legal and factual questions. The coverage claimed in a patent application can be significantly reduced before the patent is issued. There is a significant risk that the scope of a patent may not be sufficient to prevent third parties from marketing other products or technologies with the same functionality of our products and technologies. Consequently, some or all of our patent applications may not issue into patents, and any issued patents may provide ineffective remedies or be challenged or circumvented.

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

We may not be able to protect adequately the trade secrets and confidential information that we disclose to our employees.  We rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. Competitors through their independent discovery (or improper means, such as unauthorized disclosure or industrial espionage) may come to know our proprietary information. We generally require employees and consultants to execute confidentiality and assignment-of-inventions agreements. These agreements typically provide that all materials and confidential information developed by or made known to the employee or consultant during his, her or its relationship with us are to be kept confidential, and that all inventions arising out of the employee’s or consultant’s relationship with us are our exclusive property. Our employees and consultants may breach these agreements, and in some instances we may not have an adequate remedy. Additionally, in some instances, we may have failed to require that employees and consultants execute confidentiality and assignment-of-inventions agreements.

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

A patent issued to us may not be sufficiently broad to protect adequately our rights in intellectual property to which the patent relates.  Even if patents are issued to us, these patents may not sufficiently protect our interest in our software, chemical compositions or other technologies because the scope of protection provided by any patents issued to or licensed by us are subject to the uncertainty inherent in patent law. Third parties may be able to design around these patents or develop unique products providing effects similar to our products. In addition, others may discover uses for our software, chemical compositions or technologies other than those uses covered in our patents, and these other uses may be separately patentable. A number of pharmaceutical and biotechnology companies, software organizations and research and academic institutions, have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, patent applications or patents may conflict with our technologies, patent applications or patents. These conflicts could also limit the scope of patents, if any, that we may be able to obtain, or result in the denial of our patent applications.

We may be subject to claims of infringement by third parties.  Third parties may claim infringement by us of their intellectual property rights. In addition, to the extent our employees are involved in research areas similar to those areas in which they were involved at their former employers, we may be subject to claims that one of our employees, or we, have inadvertently or otherwise used or disclosed the alleged trade secrets or other proprietary information of a former employer. From time to time, we have received letters claiming or suggesting that our products or activities may infringe third party patents or other intellectual property rights. Our products may infringe patent or other intellectual property rights of third parties. A number of patents may have been issued or may be issued in the future that could cover certain aspects of our technology and that could prevent us from using technology that we use or expect to use. We may be required to seek licenses for, or otherwise acquire rights to, technology as a result of claims of infringement. We may not possess proper ownership or access rights to the intellectual property we use. Third parties or other companies may bring infringement suits against us. We expect, in general, that software product developers will be subject to more infringement claims as the number of products and competitors in our industry segments grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event of a successful claim of product infringement against us, our failure or inability to license or design around the infringed technology could have a material adverse effect on our business, financial condition and results of operations.

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

Finally, we also face competition from open source software initiatives, in which developers provide software and intellectual property free over the internet.

If we are unable to license software to, or collect receivables from, our early stage biotechnology customers, it may have a material adverse effect on our operating results.  We frequently license our modeling, simulation, data analysis and informatics software to smaller, development stage biotechnology customers. Often these customers have limited or no operating history, and require considerable funding to launch their businesses. As we have experienced in recent quarters, they often significantly scale back, or altogether cease, operations.  Therefore, there is considerable risk in counting on these types of entities for revenue growth.  For entities that remain in business, transactions with these customers carry a higher degree of financial risk. Our customers, particularly our development stage customers, are vulnerable to, and may be impacted by, the current tightening of available credit and capital, and general economic slowdown occurring in the United States and our other key markets. As a result of these conditions, our customers may be unable to license or, if under a license, may be unable to pay for, Accelrys software products. If we are not able to collect such amounts, we may be required to write-off significant accounts receivable and recognize bad debt expense. We recorded a provision for doubtful accounts of $1.3 million and $0.4 million in 2002 and 2003, respectively.  Failure of these businesses, write-offs and difficulties associated with collection of receivables from these customers, could materially adversely affect our operating results.

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

CERTAIN RISKS RELATED TO PDD

Our PDD revenue is highly concentrated in its largest collaborators; the termination of the collaborations with certain of PDD’s large collaborators would have a material adverse effect on PDD’s business, financial condition and results of operations.  During the year ended December 31, 2003, we earned approximately $5.5 million, or 18.5% of our PDD revenue, and 4.8% of our consolidated revenue, under PDD’s research collaboration agreements with N.V. Organon, its second largest customer. The principal agreement with Organon, entered into in February 2002, has a stated term of five years; however, Organon has the right to terminate the agreement in 2005 if PDD is unable to deliver compounds meeting the criteria specified in the agreement. We have timely delivered the first compound required under this agreement for inspection and verification by Organon. However, there can be no assurance that these compounds will be compliant, or that future compliant compounds will be delivered before the enumerated dates. The termination of this agreement would have a material adverse effect on PDD, and may have a material adverse effect on our business as a whole.

During the year ended December 31, 2003, we earned approximately $3.4 million, or 11.4% of our PDD revenue, and 3.0% of our consolidated revenue, under PDD’s research collaboration agreements with Novartis AG.  We entered into our most recent collaboration agreement with Novartis in February 2003 and expect to complete all of the required services under that agreement by March 31, 2004, when the agreement will expire in accordance with its terms. If our most recent collaboration agreement with Novartis terminates and we are unable to enter into new agreements or extended agreements with Novartis or other collaborators, there could be a material adverse affect on PDD and on our business as a whole.

The development of our products is at an early stage and is uncertain.  Drug development is a highly uncertain process. Our approach and technology may never result in a commercial drug. None of our compounds are contained in products that have received regulatory approval for commercial sale, and currently we have only four candidates with respect to which clinical trials (i.e., human testing) have been commenced. All of our therapeutic candidates, including these clinical candidates, are in development, and face the substantial risks of failure inherent in the drug development process. Any potential pharmaceutical product emanating from one of our internal or collaborative programs must satisfy rigorous standards of safety and efficacy before the FDA and foreign regulatory authorities will approve them for commercial use. To satisfy these standards, significant additional research, preclinical studies (i.e, animal testing) and clinical trials will be required. Preclinical and clinical development of drug candidates is a long, expensive and uncertain process. Failure can occur at any stage of testing. Success in preclinical testing does not ensure that clinical trials will be successful. Based on results at any stage of product development, we or our development collaborators may decide to discontinue development of our product candidates.

Our product candidates and research programs are in the early stages of development and require significant, time-consuming and costly research and development, testing and regulatory approvals. We do not expect that our product candidates will be commercially available for many years, if ever. In addition, we pursue the discovery and initial development of product candidates using our integrated technology platform in both our internal and collaborative programs to implement our strategy of reducing the cost and time incurred by the pharmaceutical industry in developing drug candidates. To date, we have not identified a therapeutic candidate that has been developed into a commercial drug using our platform. It is uncertain whether our technology platform will achieve these goals at all or whether it will be competitive with platforms used by our competitors.

We and our collaborators may not be able to successfully develop our existing clinical candidates.  Our collaborators, Bristol-Myers Squibb Company, Daiichi Pharmaceutical Co. and Schering-Plough Corporation, currently are performing clinical trials of prospective pharmaceutical products containing our proprietary compounds. In each case, the collaborator is responsible for the development of these potential products as well as the decision as to when, or whether, such development should cease. Numerous additional studies are necessary to support the further development of these product candidates. Results from preclinical studies conducted to date on these product candidates are not necessarily indicative of the results that may be obtained in clinical studies. Results from additional studies could cause our collaborators to discontinue or limit development of these product candidates. There can be no assurance that Bristol-Myers Squibb, Daiichi or Schering-Plough will continue to develop these programs. In addition, our collaborators may pursue alternative technologies or drug candidates, either on their own or in collaboration with others, that compete with our clinical candidates. If our collaborators do not continue their development efforts, we will not receive additional milestone and royalty payments from those efforts.

Disputes may arise between our collaborative partners and us as to royalties and milestones to which we are entitled.  The compound basis for drugs developed by a customer may be a derivative or optimized version of the compound screened or optimized by us. While our existing collaborative agreements provide that we will receive milestone payments and royalties with respect to certain products developed from certain derivative compounds, there can be no assurance that disputes will not arise over the application of payment provisions to such products. There can be no assurance that current or future collaborative partners will not pursue alternative technologies, or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments based on the targets which are the subject of the collaborative arrangements with us.

Our collaborations and internal programs may not result in the discovery of potential drug candidates that will be safe or effective. Although we have received license and milestone fees to date, we may never receive any royalty payments, or any additional license and milestone fees, under our current or any future collaborations. Our receipt of any future milestone, royalty or license payments depends on many factors, including whether our collaborators desire to or are able to continue to pursue a potential drug candidate and the ultimate commercial success of the drug. Development and commercialization of potential drug candidates depend not only on the achievement of research objectives by us and our collaborators, but also on each collaborator’s financial, competitive, marketing and strategic considerations and regulation in the United States and other countries. If unforeseen complications arise in the development or commercialization of the potential drug candidates by our collaborators, we may not realize milestone, royalty or license payments.

The drug research and development industry is highly competitive and subject to technological change, and we may not have the resources necessary to compete successfully.  Many of our competitors have access to greater financial, technical, research, marketing, sales, distribution, service and other resources than we do. Moreover, the pharmaceutical and biotechnology industries are characterized by continuous technological innovation. We anticipate that we will face increased competition in the future as new companies enter the market and our competitors make advanced technologies available. Technological advances or entirely different approaches that we or one or more of our competitors develop may render our products, services and expertise obsolete or uneconomical. Additionally, the existing approaches of our competitors or new approaches or technologies that our competitors develop may be more effective than those we develop. We may not be able to compete successfully with existing or future competitors.

In addition, due to improvements in global communications, combined with the supply of lower cost Ph.D. level scientific talent in offshore locations such as China, India and Eastern Europe, we face the growing threat of competition for our services.

If we cannot manage the multiple relationships and interests involved in our collaborative arrangements and drug discovery programs, our business, financial condition and results of operations may be materially adversely affected.  We may need to successfully structure and manage multiple drug discovery programs and collaborative relationships, including maintaining confidentiality of the research being performed for multiple customers. We may be unable to manage successfully conflicts between competing drug development programs of third parties to which we offer services. Conflicts also may arise between customers as to proprietary rights to particular compounds in our libraries or as to proprietary rights to biological targets such as receptors or enzymes against which we screen compounds in our libraries. The occurrence of conflicts could have a material adverse effect on our business, financial condition and results of operations.

If we use hazardous materials in a manner that causes injury or violates laws, we may be liable for damages.  PDD’s activities involve the use of potentially harmful hazardous materials, chemicals and various radioactive compounds. These materials are utilized in the performance of PDD’s assay development, high throughput screening and chemistry optimization services, and include common organic solvents, such as acetone, hexane, methylene chloride, acetonitrile, and isopropyl and methyl alcohol as well as common acids and bases.  The waste from utilization of these solvents and other materials is disposed of through licensed third party contractors.  Further, PDD utilizes an extremely wide variety of chemicals in the performance of its assay development, screening and optimization services.  These chemicals, such as reagents, buffers and inorganic salts, typically are employed in extremely small amounts in connection with the work performed in its laboratories.  We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result. We maintain insurance coverage against environmental hazards arising from the storage and disposal of the materials utilized in our business. Although our management believes that such insurance has terms, including coverage limits, which are appropriate for our business, liabilities arising from the use, storage, handling or disposal of these materials could exceed our insurance coverage as well as our resources. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant. To our knowledge, we have not been, and currently are not, the subject of any governmental investigation concerning the violation of these federal, state and local laws and regulations. There can be no assurance that we will not be the subject of future investigations by governmental authorities.

We may not successfully enter into additional collaborations or services agreements that allow us to participate in the future success of our product candidates through milestone, royalty and/or license payments, and we may never receive any milestone royalty and/or license payments under our current or any future collaborations.  One of our business strategies is to expand our proprietary pipeline of drug candidates and to then enter into collaborations for the development of these drug candidates that will allow us to earn milestone, royalty and/or license payments. Our proprietary drug discovery program is in its early stage of development and is unproven. Although we have expended, and continue to expend, time and money on internal research and development programs, we may be unsuccessful in creating valuable proprietary drug candidates that would enable us to form additional collaborations and receive milestone, royalty and/or license payments.

Some of the development and marketing activities of PDD are, or will be, conducted by third parties. If these third parties fail to perform their functions satisfactorily, our revenue and earnings from PDD could be delayed, reduced or eliminated.  The ultimate success of our business plan for PDD heavily depends upon the successful discovery, development and commercialization of pharmaceutical products. Our drug discovery endeavors will result in commercialized pharmaceutical products, if at all, only after significant preclinical and clinical development, requisite regulatory approvals, establishment of manufacturing capabilities and successful marketing. We do not currently have the technology, facilities, personnel or experience to accomplish all of these tasks on our own, and we will likely not have all the necessary resources in the foreseeable future. Therefore, we continue to depend heavily upon the expertise and dedication of sufficient resources by collaborative partners to develop and commercialize products primarily based on lead compounds discovered by us. If a collaborative partner fails to develop or commercialize a compound or product with respect to which it has rights from us, we may not receive any future milestone payments or royalties associated with that compound or product. Similarly, because we rely heavily on our strategic collaborators, our revenue could be adversely affected if our collaborators:

•                  fail to select a target or product candidate we have identified for subsequent development;

•                  fail to gain the requisite regulatory approvals of product candidates;

•                  do not successfully commercialize products based on the compounds that we originate;

•                  do not conduct their collaborative activities in a timely manner;

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

•                  dispute our respective allocations of rights to any products or technology developed during our collaborations; or

•                  merge with or are acquired by a third party that may wish to terminate our collaboration.

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

ITEM 2.  PROPERTIES

We currently lease and occupy approximately 163,000 square feet in three facilities near Princeton, New Jersey.  These leases expire at various dates through 2016.  Our principal Accelrys administrative, sales, support, marketing and product development facilities and corporate headquarters are located in San Diego, California, where Accelrys has leased 76,635 square feet through December 2006.  Our European Accelrys headquarters, along with administrative, sales, support, marketing and product development functions, are located in Cambridge, England, where we have leased 38,501 square feet through 2022.  Additionally in Cambridge, we have leased 6,545 square feet through December 31, 2008 which space is currently unused.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings the negative outcome of which to us would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

Our Executive Officers are as follows:

Name	Age	Position
Joseph A. Mollica, Ph.D.	63	Chairman of the Board, President and Chief Executive Officer of the Company

Mark J. Emkjer	48	President, Accelrys Inc.; Executive Vice President of the Company

Stephen A. Spearman, Ph.D.	54	Chief Operating Officer, Pharmacopeia Drug Discovery, Inc.; Executive Vice President of the Company
John J. Hanlon	56	Chief Financial Officer, Executive Vice President of the Company

Michael G. Lenahan	44	General Counsel, Executive Vice President and Secretary of the Company

William J. DeLorbe, Ph.D.	55	Executive Vice President, Human Resources, of the Company

Scott D. Kahn, Ph.D	44	Chief Science Officer, Senior Vice President, Accelrys Inc.

Simon M. Tomlinson, Ph.D.	41	Senior Vice President, Business Development, Phamacopeia Drug Discovery, Inc.

Mahesh Krishnamurthy	39	Senior Vice President, Corporate Development, Accelrys Inc.

John S. Delli Santi	39	Senior Vice President, Sales, Accelrys Inc.

Nicholas Austin	40	Vice President, Research & Development, Accelrys Inc.

Arthur E. Roke, CPA	38	Chief Accounting Officer, Vice President, Finance of the Company

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

Mr. Emkjer has served as President of our Accelrys software subsidiary and Executive Vice President of the Company since December 2002.  From 1999 to 2002, he served as President and Chief Operating Officer of Sunquest Information Systems, Inc., an information technology company developing laboratory, radiology and pharmacy systems and supplying the high-end integrated delivery network market.  Prior to joining Sunquest, Mr. Emkjer was President and Chief Executive Officer of Pace Health Management Systems, Inc., a provider of clinical decision support software, from 1996 to 1999, and was President and Chief Executive Officer of Hospital Cost Consultants, Inc., a clinical and financial software provider, from 1990 to 1996.  Mr. Emkjer holds a B.S. from Florida Atlantic University and an M.B.A. from the University of Miami.

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

Mr. Hanlon has served as our Executive Vice President and Chief Financial Officer since May 2002.  From 1988 to 1998, Mr. Hanlon was the Chief Financial Officer of MDL Information Systems, Inc., a provider of integrated scientific information management systems, databases and services.  Most recently, he was President and Chief Financial Officer of a publicly held e-payment service provider.  Mr. Hanlon also spent 10 years in public accounting at Coopers and Lybrand.  Mr. Hanlon holds a B.S. from California State University, Hayward, and is a Certified Public Accountant.

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

Dr. Kahn was named Chief Science Officer of Accelrys in January 2004.  He served as Senior Vice President, Research and Development, of Accelrys from February 2003 to January 2004.  Previously, he had served as General Manager and Senior Vice President, Life Science at Accelrys since January 2002, and immediately prior to that as Senior Vice President, Modeling and Simulation, at Accelrys since March 2000. He also served as Vice President of Research and Development in 1999, and Director of Marketing from 1995 through 1998.  From 1991 until joining Accelrys, Dr. Kahn was employed by BioCAD, a molecular modeling start-up company in Silicon Valley, CA.  Dr. Kahn earned his Ph.D. in Theoretical Organic Chemistry at the University of California, Irvine and performed post-doctoral research at Cambridge University in England.  Dr. Kahn also spent four years as an Assistant Professor of Chemistry at the University of Illinois at Urbana-Champaign.

Dr. Tomlinson has served as Senior Vice President, Business Development of Pharmacopeia Drug Discovery, Inc., since April 2003.  Prior to joining Pharmacopeia, Dr. Tomlinson was Chief Executive Officer and President of Integrated Discovery Sciences Corporation, a company he co-founded, which developed and marketed a drug discovery software platform focused on therapeutic target properties, from March 2002 to April 2003. Previously, he was Vice President and General Manager, Europe for DoubleTwist, Inc. from April 2000 through March 2002. During the preceding 10 years, he held a number of senior sales positions with Accelrys and certain of its predecessor companies.  Dr. Tomlinson holds a Ph.D. in Computer Science and a B.Sc. in Chemistry from University College London.

Mr. Krishnamurthy has served as Senior Vice President, Corporate Development of Accelrys Inc., since January 2004. Prior to joining Accelrys, he was general partner of KT Venture Group, the venture capital arm of KLA-Tencor. Previously, he was a general partner of Idanta Partners, a private venture capital firm making investments in the information technology area, including semiconductors, telecommunications and software.  He has earlier worked at Honeywell, AT&T and McKinsey.  Mr. Krishnamurthy holds a B.Tech in computer science from Indian Institute of Technology (Bombay), an MS in computer science from University of Wisconsin (Madison) and an MBA from Stanford University.

Mr. Delli Santi has served as Senior Vice President, Sales of Accelrys since January 2003.  He had served as General Manager and Vice President, Materials Science at Accelrys from January 2002 to January 2003, and immediately prior to that as General Manager and Vice President, Bioinformatics at Accelrys from February 2001 to January 2002.  Previously, he held a series of senior business development and sales management roles at Accelrys, and prior to that he spent four years as an industrial medicinal chemist.  Mr. Delli Santi holds both a B.S. in Chemistry and an M.B.A. from Fordham University.

Mr. Austin has served as Vice President, Research & Development of Accelrys since July 2003.  From 1990 to July 2003, he held a number of positions of increasing managerial responsibility in the research and development group of Accelrys and certain of its predecessors, including Molecular Simulations, Inc.  Prior to joining the Accelrys organization, he worked as a scientific consultant for Cambridge Molecular Design Ltd.  He holds a degree in Natural Sciences from the University of Cambridge, UK, and did postgraduate research in theoretical solid state physics at the University’s Cavendish Laboratories.

Mr. Roke has served as our Vice President, Finance since September 2000 and as our Chief Accounting Officer since May 2001.  From April 1991 through September 2000, Mr. Roke served in various management positions; most recently as Chief Financial Officer and Vice President-Finance, at EMD Biosciences, Inc. (formerly CN Biosciences, Inc.), a division of Merck KGaA.  Mr. Roke also spent three years with Arthur Andersen & Company.  Mr. Roke holds a B.S. in Business Administration from Georgetown University and is a Certified Public Accountant.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

Our Common Stock traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol PCOP from the date of our initial public offering (December 5, 1995) until February 26, 2004.  Since February 27, 2004, our Common Stock has traded under the symbol ACCL.  The following table sets forth for the periods indicated the range of high and low sale prices of the Common Stock.

	2003		2002
	High	Low	High	Low
First Quarter	$9.69	$5.94	$15.20	$11.00
Second Quarter	11.56	7.35	15.45	7.93
Third Quarter	16.11	7.50	9.00	5.99
Fourth Quarter	15.60	10.45	11.20	7.35

HOLDERS OF RECORD

As of January 31, 2004 there were 436 holders of record of our Common Stock.

DIVIDENDS

No cash dividends have been paid on the Common Stock to date.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data have been derived from our audited Consolidated Financial Statements.  This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:

Total revenue (1)	$115,064	$124,408	$122,303	$114,436	$95,524
Operating loss from continuing operations (1)	(5,716)	(14,878)	(19,950)	(7,262)	(672)
Income (loss) from continuing operations (1)	(3,497)	(11,627)	(14,741)	677	2,950
Net income (loss) (2)	$(3,497)	(11,627)	(14,320)	1,175	3,771
Basic and diluted net income (loss) per common share	(0.15)	(0.49)	(0.60)	0.05	0.19
Shares used in computing basic net income (loss) per common share	23,752	23,512	23,729	22,659	19,684
Shares used in computing diluted net income (loss) per common share	23,752	23,512	23,729	24,453	20,294
Cash dividends declared per common share	—	—	—	—	—

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:

Cash, cash equivalents and marketable securities	$134,055	$141,071	$155,828	$165,178	$69,032
Total assets	239,667	240,105	270,398	284,766	126,259
Notes payable, deferred revenue, and other long-term liabilities	5,249	4,766	4,555	4,553	5,121
Accumulated deficit	(97,318)	(93,821)	(82,194)	(67,874)	(69,049)
Total stockholders’ equity	182,734	183,337	197,989	209,867	78,746

(1)  Revenue, Operating loss from continuing operations, and Income(loss) from continuing operations exclude hardware revenue and related costs.  Accelrys discontinued hardware re-sale operations effective December 31, 2001.

(2)  Net income (loss) includes $0.7 million of costs related to the spin-off of PDD, and $2.9 million of acquisition related intangible asset amortization in 2003; $4.3 million of restructuring, and $5.8 million of acquisition related intangible asset amortization in 2002;  $3.0 million of discontinued acquisition costs, $7.6 million of acquisition related goodwill amortization and $6.8 million of acquisition related intangible asset amortization in 2001; $8.7 million of acquisition related write-offs of in-process R&D, $3.8 million of acquisition related goodwill amortization, and $3.3 million of acquisition related intangible asset amortization in 2000; $0.4 million of acquisition related goodwill amortization in 1999.

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

BUSINESS OVERVIEW

We design, develop, market, and support science- and technology-based products and services intended to improve and accelerate the processes of drug discovery and chemical development.  Our Software Segment, Accelrys, provides molecular modeling, simulation, informatics and decision support software for the life sciences and materials research markets.  Our Drug Discovery Segment, PDD, provides drug discovery services to pharmaceutical and biotechnology companies based on proprietary combinatorial chemistry, high throughput screening and Accelrys technologies.  Segment and geographical data are included in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

2003 Compared to 2002

Total revenue decreased 8% to $115.1 million for the year ended December 31, 2003 compared to $124.4 million for the year ended December 31, 2002.

	For the Years Ended December 31,
	2003	2002	% Change
Revenues:
Software license, service and other	$85.6	$95.1	-10%
Drug discovery	29.5	29.3	1%
Total revenues	$115.1	$124.4	-8%

Software license, service and other revenue for the years ended December 31, 2003 and 2002 was $85.6 million and $95.1 million, respectively.  Revenue in Europe and the United States declined 14% in the year ended December 31, 2003 as compared to the year ended December 31, 2002.   Revenue in Asia increased 9% in the year ended December 31, 2003 as compared to the year ended December 31, 2002.  Revenue decreased 8% in modeling and simulation in the year ended December 31, 2003 as compared to the year ended December 31, 2002, while informatics revenue declined by 15% in the year ended December 31, 2003 as compared to the year ended December 31, 2002.  The overall decrease in revenue was due primarily to closed consortia, pricing pressure across all customer types and, particularly in the bioinformatics and materials science sectors, delays and deferrals in customers’ purchasing decisions and fewer renewals of annual licenses, attributable to changes in customers’ business focus from research activities toward development efforts.

PDD revenue increased 1% to $29.5 million for the year ended December 31, 2003 compared to $29.3 million for the year ended December 31, 2002.  The increase was attributable to an increase of $3.6 million in milestone and license revenue offset almost entirely by a $3.4 million decrease in service revenue.  In 2002, we recorded a $1.2 million increase in revenue resulting from a change in our estimate of costs required to complete a contract.  Excluding the revenue from milestones and license fees and the adjustment, service revenue decreased 8% in the year ended December 31, 2003 as compared to the year ended December 31, 2002.  The decrease resulted from decreased lead optimization revenue due to the expiration of a collaboration agreement.  In 2003 and 2002, one Drug Discovery customer accounted for 12% of consolidated revenue.

Gross margin decreased 13% to $73.1 million (63% of related revenues) for the year ended December 31, 2003 compared to $83.8 million (67% of related revenues) for the year ended December 31, 2002.

	For the Years Ended December 31,
	2003		2002		% Change
	$	% of Revenue	$	% of Revenue
Gross margin:
Software license, service and other	$65.8	77%	$73.6	77%	-11%
Drug discovery	7.3	25%	10.2	35%	-28%
Total gross margin	$73.1	63%	$83.8	67%	-13%

Software license, service and other gross margin decreased 11% to $65.8 million (77% of related revenue) in the year ended December 31, 2003 compared to $73.6 million (77% of related revenue) in the year ended December 31, 2002.  The decrease in gross margin is primarily due to decreased revenue, enhanced by decreased amortization of purchased intangibles, a portion of which became fully amortized in Q1, and the remainder of which became fully amortized in Q3.

PDD gross margin decreased 28% to $7.3 million (25% of related revenue) in the year ended December 31, 2003 compared to $10.2 million (35% of related revenue) in the year ended December 31, 2002.  The decrease resulted from increased resources allocated to collaborations from research and development activities, which resulted in increased direct and allocated fixed costs being associated with 2003 revenue.

Research and development expense decreased by 21% to $22.0 million in the year ended December 31, 2003 compared to $27.9 million in the year ended December 31, 2002.

Software research and development expense consists primarily of the employment-related costs of personnel associated with developing new products, enhancing existing products, testing software products and developing product documentation. PDD research and development expense includes the employment-related costs of scientific staff working on unfunded internal drug discovery projects focused on the creation of new small molecule therapeutics.

Software research and development expense is capitalized in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86).  Capitalized software development costs consist primarily of the employment-related costs and consulting fees paid to consultants in relation to the development of Accelrys’ products that have not yet been released.

The following table shows the breakout of research and development costs by division and the amount of capitalized software development for the periods indicated:

	For the Years Ended December 31,
	2003	2002	% Change
Research and development:
Gross software development costs	$22.3	$23.5	-5%
Capitalized software development costs	(4.3)	(2.5)	72%
Internal drug discovery	4.0	6.9	-42%
Total research and development costs	$22.0	$27.9	-21%

The decrease in research and development expenses was attributable to, among other things, cost efficiencies realized at Accelrys due to the consolidation of research efforts, cost reductions implemented in 2002, increased capitalization of software development activities due to increased products in development, and increased resources allocated to PDD collaborations which expense is included in the determination of gross margin as described above.

Sales, general and administrative expense decreased by 14% to $57.1 million in the year ended December 31, 2003 compared to $66.4 million in the year ended December 31, 2002.  The decrease in sales, general, and administrative expenses was attributable to the restructuring undertaken in the third quarter of 2002, and additional cost reduction initiatives implemented by management in the year ended December 31, 2003.

During 2003, the Company terminated a facility lease, the expected remaining obligation under which had been included in the restructuring provision taken in the year ended December 31, 2002, and finalized certain remaining severance obligations.  As such, the Company reversed an excess portion of the restructuring liability in the amount of $0.4.

The Company incurred $0.7 million for transaction costs associated with the spin-off of PDD during the year ended December 31, 2003.  The Company expects to incur additional costs during the first calendar quarter of 2004 when the spin-off of PDD is expected to be completed.

Interest and other income, net, increased 7% to $4.2 million in the year ended December 31, 2003 compared to $3.9 million in the year ended December 31, 2002.  The increase was attributable to foreign exchange gains in the year ended December 31, 2003.

The Company recorded an income tax provision of $1.3 million in the year ended December 31, 2003 compared to $0.7 million in the year ended December 31, 2002.  The 2003 and 2002 tax provisions are primarily due to foreign taxable income generated by Accelrys’ foreign subsidiaries.  These provisions differ from the Federal tax rate primarily because of the effect of permanent book-tax differences, net operating loss carryforwards, and net operating loss carrybacks.

As a result of the lower revenue and lower costs described above, the Company generated a net loss of ($3.5) million (($0.15) per diluted share) in the year ended December 31, 2003, compared to a net loss of ($11.6) million (($0.49) per diluted share) in the year ended December 31, 2002.

2002 Compared to 2001

Total revenue increased 2% to $124.4 million for the year ended December 31, 2002 compared to $122.3 million for the year ended December 31, 2001.

	For the Years Ended December 31,
	2002	2001	% Change
Revenues:
Software license, service and other	$95.1	$95.1	0%
Drug discovery	29.3	27.2	8%
Total revenues	$124.4	$122.3	2%

Software license, service and other revenue for the years ended December 31, 2002 and 2001 was $95.1 million each year.  Combined revenue (including revenue from a strategic alliance) in our largest geographic regions, Europe and the United States was also consistent from year to year.  Excluding the revenue from a strategic alliance, revenue in the combined European and US regions decreased by 4% due to market conditions under which customers, particularly in the Biotech sector, discontinued research, shifted their focus downstream to development, or went out of business.  Revenue in Asia increased 1%, attributable to our direct sales in Japan in 2002 compared to discounted distributor sales in 2001.  Revenue growth was 2% in modeling and simulation (including the revenue from the strategic alliance), while informatics revenue decreased by 1%.  The decrease in informatics revenue was attributable primarily to the market conditions described above.

PDD revenue increased 8% to $29.3 million for the year ended December 31, 2002 compared to $27.2 million for the year ended December 31, 2001.  The increase was due primarily to additional revenue earned under collaborative drug discovery agreements, increased milestone revenue, and $1.2 million from a revenue adjustment recorded in the third quarter of 2002 resulting from a positive change in our estimate of costs required to complete a contract.  Milestone revenue recorded in the year ended December 31, 2002 and 2001 was $2.1 million, and $1.6 million, respectively.  Excluding the revenue from milestones and the $1.2 million adjustment, service revenue increased 2% from year to year.  In 2002 and 2001, one Drug Discovery customer accounted for 12% and 11% of consolidated revenue, respectively.

Gross Margin increased 1% to $83.8 million (67% of related revenues) for the year ended December 31, 2002 compared to $82.8 million (68% of related revenues) for the year ended December 31, 2001.

	For the Years Ended December 31,
	2002		2001		% Change
	$	% of Revenue	$	% of Revenue
Gross margin:
Software license, service and other	$73.6	77%	$76.0	80%	-3%
Drug discovery	10.2	35%	6.8	25%	51%
Total gross margin	$83.8	67%	$82.8	68%	1%

Software license, service and other gross margin decreased 3% to $73.6 million (77% of related revenue) in the year ended December 31, 2002 compared to $76.0 million (80% of related revenue) in the year ended December 31, 2001.  The decrease in gross margin is primarily due to additional costs incurred related to enhancements of the post sales support function, and additional direct costs associated with revenue from a strategic alliance.

PDD gross margin increased 51% to $10.2 million (35% of related revenue) in the year ended December 31, 2002 compared to $6.8 million (25% of related revenue) in the year ended December 31, 2001.  The increase in gross margin resulted from the higher revenue level, including milestone revenue and the revenue adjustment, which carried only minor costs of revenue.  Excluding the effect of the milestone revenue and the revenue adjustment on gross margin, total gross margin increased by 35%, which is attributable primarily to planned cost reductions related to existing contracts and the effect of fixed costs spread over a larger revenue base.  Cost efficiencies have been achieved on existing contracts and cannot be assured on future contracts.

Research and development expense decreased by 14% to $27.9 million in the year ended December 31, 2002 compared to $32.5 million in the year ended December 31, 2001.

Software research and development expense consists primarily of the employment-related costs of personnel associated with developing new products, enhancing existing products, testing software products and writing product documentation. PDD research and development expense includes the employment-related costs of scientific staff working on unfunded internal drug discovery projects focused on the creation of new small molecule therapeutics.

Software research and development expense is capitalized in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86).  Capitalized software development costs consist primarily of the employment-related costs and consulting fees paid to consultants in relation to the development of Accelrys’ products that have not yet been released.

The following table shows the breakout of research and development costs by division and the amount of capitalized software development for the periods indicated:

	For the Years Ended December 31,
	2002	2001	% Change
Research and development:
Gross software development costs	$23.5	$28.8	-18%
Capitalized software development costs	(2.5)	(3.5)	-29%
Internal drug discovery	6.9	7.2	-5%
Total research and development costs	$27.9	$32.5	-14%

The decrease in research and development expense is attributable to cost efficiencies realized in the software business due to the consolidation of research efforts on Accelrys’ expanded product line and due to efficiencies realized from standardization of products on a common platform.  Also, decreased capitalization of software development activities resulted from these efficiencies.  Additionally, cost decreases at PDD related to the reduction of non-chemistry and biology research activities, were planned in 2001 and fully realized in 2002.

Sales, general and administrative expense increased by 8% to $66.4 million in the year ended December 31, 2002 compared to $61.6 million in the year ended December 31, 2001.  The increase in sales, general and administrative expense is attributable largely to increases in sales staff and management infrastructure, particularly in Japan where direct sales were undertaken in 2002 as compared to the former distributor sales model.  Additionally, expense associated with a new facility and facility consolidation, severance, and excess consulting capacity in the current year totaled approximately $0.7 million with no corresponding expense in the prior year.  Finally, approximately $1.0 million of the full year increase was attributable to the sales, general and administrative expense of Synomics Limited, acquired in June 2001.  Excluding the foregoing items, sales, general and administrative expense increased by 5%.

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

The Company recorded an income tax provision of $0.7 million in the year ended December 31, 2002 compared to $0.9 million in the year ended December 31, 2001.  The 2002 and 2001 tax provisions are primarily due to foreign taxable income generated by Accelrys’ foreign subsidiaries.  These provisions differ from the Federal tax rate primarily because of the effect of permanent book-tax differences, net operating loss carryforwards, and net operating loss carrybacks.

Hardware re-sale operations were discontinued in 2001.  As such, there was no net income from discontinued hardware operations for the year ended December 31, 2002 compared to $0.4 million in the year ended December 31, 2001.

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

Liquidity and Capital Resources

We have funded our activities to date primarily through the sales of equity securities, and sales of software licenses, software maintenance services, and drug discovery services.  We had cash, cash equivalents, and marketable securities of $134.1 million as of December 31, 2003 compared to $141.1 million as of December 31, 2002, a decrease of $7.0 million.

Cash provided by operations increased by $1.5 million to $2.5 million in the year ended December 31, 2003 compared to $1.0 million the year ended December 31, 2002.  The increase was due to the decreased operating loss, offset by increased receivables due to the timing of increased sales closer to the end of the year ended December 31, 2003 as compared to the end of the year ended December 31, 2002.  Cash used in investing activities decreased by $31.0 million to $5.6 million in the year ended December 31, 2003 compared to $36.6 million in the year ended December 31, 2002.  The decrease resulted from decreased expenditures for information technology infrastructure offset by the timing of investments in marketable securities.  Cash provided by financing activities, excluding purchases of treasury stock of $7.0 million in 2002, decreased by $0.2 million to $1.7 million in the year ended December 31, 2003 compared to $1.9 million used in the year ended December 31, 2002.  These amounts primarily represented cash proceeds to the Company from stock option exercises.

The following summarizes our long-term contractual obligations as of December 31, 2003 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years

Operating leases	$63,140	$7,812	$14,463	$7,213	$33,652

Total	$63,140	$7,812	$14,463	$7,213	$33,652

The Company pays royalties to approximately thirty-six partners for worldwide licenses to enhance and market certain software developed at universities, corporations, and other institutions.  A majority of the royalty agreements are long term or perpetual in nature and the royalty obligations are generally based on a percentage of revenues derived from certain software license sales including associated sales of post-contract support and maintenance.  The royalty agreements require quarterly payments and generally do not limit the maximum royalty amount under the agreement.  Certain agreements contain provisions for quarterly and annual minimum royalty payments that total approximately $0.5 million on an annual basis.  In 2003, 2002, and 2001, the Company incurred related royalty expense of $2.8 million, $3.2 million, and $3.0 million, respectively.  Based on existing royalty agreements, the Company expects to continue to incur about these levels of annual future royalty obligations.

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

Off-Balance Sheet Arrangements

As of December 31, 2002 and 2003, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

The preparation of our consolidated financial statements and disclosures involve the use of judgments and estimates.  We believe the following critical accounting policies involve the more significant judgments and estimates used.

Revenue Recognition – Revenues are recognized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, as amended by SOP 98-4 and SOP 98-9 and SEC Staff Accounting Bulletin (SAB) No. 101, as amended by SAB No. 104.

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

We also recognize a limited amount or software license revenue on an annual subscription basis.  However, we are planning to offer more software licenses on terms which would require subscription accounting.  Annual license revenue under an annual subscription model will be recognized ratably over the license term.  This contrasts sharply with our typical annual license offering, in which we recognize 64% of the license revenue in the quarter in which the license is executed and amortize the other 36% of the revenue over the remaining term of the contract to reflect the costs of post-sales support.  The revenue recognition for the new license is even more dramatic when compared to our traditional perpetual license offering, in which we recognize 85% of the license revenue in the quarter in which the contract is executed and amortize the remaining 15% of the revenue over the term of a one-year maintenance agreement.  For example, under our existing annual license structure, if we were to enter into a one-year license generating $100,000 in revenue, we would have recognized $64,000 of the revenue when the software was shipped and recognized the remaining $36,000 of the revenue ratably over the contract term.  Similarly, in the case of our existing perpetual license offering, completed on similar terms, we would have recognized $85,000 of the revenue when the product was shipped and the remaining $15,000 of the revenue ratably over the term of the one-year maintenance agreement.  In contrast to both our annual and perpetual license offerings, on similar terms, under the new license offering we would recognize only one-twelfth of the revenue, or $8,333, in the month following shipment, and $8,333 in each of the remaining months during the term of the contract.  To further illustrate the point, if over the next twelve months we were to book the same amount of orders as in calendar 2003, in the same mix of annual and perpetual licenses and at the same time during the quarter as in 2003, total revenue recognized for those 12 months would be about $10 million lower than in 2003.   The unrecognized revenue, amortized over the remaining term of the agreement, will be accounted for as “deferred revenue” on the balance sheet.  We expect that, at the end of about five quarters from now, the significant impact of the subscription accounting for this new license offering on Accelrys’ recognized revenue and deferred revenue will be largely ameliorated.

Finally, we also earn software revenue under consortia agreements wherein several unrelated parties enter into a joint software development agreement with us.  These agreements are generally one to three years in length, require an annual membership fee, and contain best efforts development milestones.  Customers receive a consortium membership, a software library, and related software and maintenance support.  The portion of consortium fees associated with the initial software library is recognized upon delivery, while consortium fees associated with consortium membership and software maintenance are recognized ratably over the term of the agreement.  We are not required to deliver specified products under the agreements and the consortium fees are generally non-refundable.  If we are successful in developing software under a consortia agreement as described above, a non-transferable license is typically awarded to the consortium members.

As described above, recognition of software licence, service and other revenue is dependent, in part, on management judgment.  Since management’s judgment is involved, changes in our estimates or assumptions could impact revenue recognition in the future.

Drug Discovery contract revenue is recognized either (i) ratably over the term of the agreement, which approximates the performance of services, for contracts specifying payment for services over a given period, or (ii) as services are performed under the agreement for contracts specifying payment on a per full-time employee basis.

Drug Discovery revenue earned related to up-front product and technology license fees is recognized in accordance with SAB No. 101 issued by the SEC, and EITF 00-21, “Revenue Recognition for Multiple Element Arrangements.”  Accordingly, amounts received under multiple-element arrangements requiring ongoing services or performance by us are recognized over the period of such services or performance.

Drug Discovery revenue from milestones are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a comparable level to before the milestone achievement. If both of these criteria are not met, the milestone payment would be recognized over the remaining minimum period of our performance obligations under the arrangement. Royalties, are recognized as earned in accordance with the terms of various research and collaboration agreements.

As described above, Drug Discovery revenue recognition is based, in part, on estimates and assumptions by management that are subject to change depending on the contract.  As such, any change in our estimates could impact revenue recognition in the future.

Software Development Costs – We capitalize software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86).  Such costs are stated at the lower of cost or net realizable value.  Capitalized software costs are comprised of costs incurred in the development of new software products and enhancements to existing software products after technological feasibility has been established.  We amortize capitalized costs over the estimated product life, not to exceed three years from the date on which the product is available for general release.  The estimated product life may be reduced based on obsolescence or other factors, which could affect the carrying value of capitalized software and result in charges to operating results.  These estimates are based on management’s judgment.  Since management’s judgment is involved, any change in our estimates could impact operating results in the future.

Goodwill – The Company’s Goodwill resulted from acquisitions made by Accelrys in 2000 and 2001.  We assess goodwill for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).  Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are assessed annually (or more frequently if impairment indicators arise) for impairment by comparing fair market value of the net assets of our software segment to the carrying value.  In making this annual assessment, which we do in the fourth calendar quarter, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and market place data.  There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. We completed our annual intangible asset impairment test during the quarter ended December 31, 2003, and concluded that the carrying value of our goodwill was not impaired.  Continued economic weakness, unexpected significant declines in operating results of reporting units, and additional non-temporary market capitalization declines may be indicative of goodwill impairment and cause us to perform additional valuation analyses for our reporting units prior to the next required annual assessment.  These types of events and the resulting analyses could result in charges for goodwill expense in the future.

Impairment of Long-Lived Assets – We review long-lived assets, including leasehold improvements, property and equipment, and capitalized software development costs for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from these estimates, which may affect the carrying amount of assets and the actual amortization expense.  The Company has identified no such impairment losses as of December 31, 2003.

New Accounting Standards

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150).  This statement clarifies the definition of a liability, as currently defined under FASB Concepts Statement No. 6 “Elements of Financial Statements”, as well as other items.  The statement requires that financial instruments that embody an obligation of an issuer be classified as a liability.  Furthermore, the standard provides guidance for the initial and subsequent measurement as well as disclosure requirements of these financial instruments.  This statement is effective for financial instruments entered into after May 31, 2003.  The adoption of this statement has not had a material impact on our results of operations or financial condition.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends and clarifies the financial accounting and reporting requirements, as were originally established in FASB Statement No. 133, for derivative instruments and hedging activities.  FASB Statement No. 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently.  This statement is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30, 2003, excluding certain implementation issues that have been effective prior to this date under FASB Statement No. 133.  The adoption of this statement has not had a material impact on our results of operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks consisting primarily of changes in foreign currency exchange rates.  Our international sales generally are denominated in local currencies.  In 2003, 53% of our consolidated revenue was derived from customers outside the United States (including 36% from customers in Europe and 17% from customers in the Asia/Pacific region).  Our exchange rate risk is greatest for Dollar/Sterling, Dollar/Euro and Dollar/Yen fluctuations.  When deemed appropriate, we engage in exchange rate-hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations.  At December 31, 2003, we had no hedging transactions in effect.

We do not use derivative financial instruments for trading or speculative purposes.  However, we regularly invest excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates.  We believe that the market risk arising from holding these financial instruments is minimal.

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio, since we have minimal debt.  We ensure the safety and preservation of invested funds by limiting default risks, market risk, and reinvestment risk.  We mitigate default risk by investing in investment grade securities.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Pharmacopeia, Inc.

We have audited the accompanying consolidated balance sheets of Pharmacopeia, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also included the financial statement schedule listed in the index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharmacopeia, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ERNST & YOUNG LLP

San Diego, California
January 30, 2004

Pharmacopeia, Inc.

Consolidated Balance Sheets

 (in thousands, except per share data)

	As of December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$27,509	$28,236
Marketable securities	106,546	112,835
Trade receivables, net of allowance for doubtful accounts of $505 and $1,634, respectively	42,082	35,571
Prepaid expenses and other current assets	5,365	5,505
Total current assets	181,502	182,147

Property and equipment, net	15,398	14,157
Goodwill, net of accumulated amortization of $13,201	34,072	34,404
Software development costs, net of accumulated amortization of $26,555 and $21,118, respectively	7,634	8,656
Other intangible asset, net of accumulated amortization of $2,720 and $2,604, respectively	—	116
Other assets	1,061	625
Total assets	$239,667	$240,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,659	$2,497
Accrued liabilities	19,762	20,417
Deferred revenue, current portion	27,255	29,076
Leases payable, current portion	8	12
Total current liabilities	51,684	52,002

Leases payable, long-term	—	8
Deferred revenue, long-term	5,249	4,758

Stockholders’ equity:
Preferred stock, $.0001 par value, 2,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 40,000 shares authorized, 24,568 and 24,241 shares issued and outstanding, respectively	2	2
Additional paid-in capital	287,592	284,733
Unearned compensation	(536)	—
Treasury stock	(8,340)	(8,340)
Accumulated deficit	(97,318)	(93,821)
Accumulated comprehensive income	1,334	763
Total stockholders’ equity	182,734	183,337
Total liabilities and stockholders’ equity	$239,667	$240,105

See accompanying notes to these consolidated financial statements.

Pharmacopeia, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Years Ended December 31,
	2003	2002	2001
Revenues:
Software license, service and other	$85,561	$95,104	$95,107
Drug discovery	29,503	29,304	27,196
Total revenues	115,064	124,408	122,303

Cost of revenues:
Software license, service and other	19,845	21,575	19,046
Drug discovery	22,157	19,080	20,411
Total cost of revenues	42,002	40,655	39,457

Gross margin	73,062	83,753	82,846

Operating costs and expenses:
Research and development	22,029	27,868	32,529
Sales, general and administrative	57,133	66,423	61,647
Restructuring	(384)	4,340	—
Amortization of goodwill	—	—	8,620
Total operating costs and expenses	78,778	98,631	102,796
Operating loss from continuing operations	(5,716)	(14,878)	(19,950)
Spin-off transaction costs	(700)	—	—
Discontinued acquisition costs	—	—	(2,985)
Interest and other income, net	4,179	3,915	9,082
Loss from continuing operations before tax provision	(2,237)	(10,963)	(13,853)
Provision for income taxes	1,260	664	888
Loss from continuing operations	(3,497)	(11,627)	(14,741)
Discontinued operations:
Income from discontinued operations	—	—	421
Net loss	$(3,497)	$(11,627)	$(14,320)

Loss per share from continuing operations:
- Basic and diluted	$(0.15)	$(0.49)	$(0.62)

Income per share from discontinued operations:
- Basic and diluted	$—	$—	$0.02

Net loss per share:
- Basic and diluted	$(0.15)	$(0.49)	$(0.60)

Weighted average number of common stock outstanding:
- Basic and diluted	23,752	23,512	23,729

See accompanying notes to these consolidated financial statements.

Pharmacopeia, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in Capital		Treasury Stock			Unrealized Gain (Loss) on Marketable Securities	Cumulative Translation Adjustment	Total
	Number of Shares	Amount		Unearned Compensation	Number of Shares	Amount	Accumulated Deficit			Stockholders’ Equity

Balance at December 31, 2000	23,411	$2	$276,144	$—	—	$—	$(67,874)	$1,995	$(400)	$209,867

Comprehensive loss:
Net loss							(14,320)			(14,320)
Translation adjustment									(514)	(514)
Unrealized gain on marketable securities								(1,137)		(1,137)
Comprehensive loss										(15,971)

Acquisition of treasury stock					113	(1,316)				(1,316)
Issuance of common stock for exercise of stock options	380	—	2,739							2,739
Issuance of common stock in employee stock purchase plan	91	—	1,308							1,308
Issuance of common stock for 401(k) matching	74	—	1,362							1,362
Balance at December 31, 2001	23,956	2	281,553	—	113	(1,316)	(82,194)	858	(914)	197,989

Comprehensive loss:
Net loss							(11,627)			(11,627)
Translation adjustment									487	487
Unrealized gain on marketable securities								332		332
Comprehensive loss										(10,808)

Acquisition of treasury stock					531	(7,024)				(7,024)
Exercise of warrant, net value exercise	(51)									—
Retirement of restriced stock	(2)									—
Non-cash stock option compensation expense			103							103
Issuance of common stock for exercise of restricted stock			20							20
Issuance of common stock for exercise of stock options	98	—	785							785
Issuance of common stock in employee stock purchase plan	126	—	1,139							1,139
Issuance of common stock for 401(k) matching	114	—	1,133							1,133
Balance at December 31, 2002	24,241	2	284,733	—	644	(8,340)	(93,821)	1,190	(427)	183,337

Comprehensive loss:
Net loss							(3,497)			(3,497)
Translation adjustment									1,147	1,147
Unrealized gain on marketable securities								(576)		(576)
Comprehensive loss										(2,926)

Unearned compensation				(536)						(536)
Non-cash stock option compensation expense			93							93
Issuance of common stock for exercise of stock options	107	—	781							781
Issuance of common stock in employee stock purchase plan	112	—	942							942
Issuance of common stock for 401(k) matching	108	—	1,043							1,043
Balance at December 31, 2003	24,568	$2	$287,592	$(536)	644	$(8,340)	$(97,318)	$614	$720	$182,734

See accompanying notes to these consolidated financial statements.

Pharmacopeia, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES:
Net loss	$(3,497)	$(11,627)	$(14,320)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	6,211	6,173	5,645
Amortization	5,542	7,884	16,151
Contribution of stock to 401(k) members	1,043	1,133	1,362
Non-cash compensation	93	103	—
Changes in assets and liabilities:
Trade receivables	(4,073)	7,576	(4,018)
Prepaid expenses and other current assets	361	1,758	(294)
Other assets	(439)	860	372
Accounts payable	2,051	(1,865)	1,369
Accrued liabilities	(1,847)	(5,755)	(5,312)
Deferred revenue	(2,973)	(5,252)	958
Net cash provided by operating activities	2,472	988	1,913
INVESTING ACTIVITIES:
Capital expenditures, net	(7,013)	(8,498)	(4,864)
Increase in capitalized software development costs	(4,253)	(2,529)	(3,537)
Purchases of marketable securities	(93,861)	(135,505)	(164,051)
Proceeds from sales of marketable securities	99,574	109,938	171,796
Acquisition of business, net of cash acquired	—	—	(3,855)
Net cash used in investing activities	(5,553)	(36,594)	(4,511)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,723	1,944	4,048
Purchases of treasury stock	—	(7,024)	(1,316)
Principal payments on notes and leases payable	(12)	(58)	(95)
Net cash provided by (used in) financing activities	1,711	(5,138)	2,637
Exchange rate effect on cash and equivalents	643	89	(498)
Net decrease in cash and equivalents	(727)	(40,655)	(459)
Cash and equivalents, beginning of period	28,236	68,891	69,350
Cash and equivalents, end of period	$27,509	$28,236	$68,891

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest expense	$5	$20	$30
Income tax expense	$296	$436	$1,007

See accompanying notes to these consolidated financial statements.

Pharmacopeia, Inc.

Notes to Consolidated Financial Statements

1.  Organization and Description of Business

Pharmacopeia designs, develops, markets, and supports science- and technology-based products and services intended to improve and accelerate the processes of drug discovery and chemical development.  The Company’s software segment, Accelrys Inc. (“Accelrys”), provides molecular modeling, simulation, informatics and decision support for the life sciences and materials research markets.  The Company’s drug discovery segment, Pharmacopeia Drug Discovery, Inc. (“PDD”), provides collaborative drug discovery services to pharmaceutical and biotechnology companies based on proprietary combinatorial chemistry, high-throughput screening and Accelrys technologies.

In December 2003, the Company announced its intention to spin-off PDD to its shareholders.  The Company expects to complete the spin-off during the first calendar quarter of 2004.

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

Marketable Securities

Marketable securities consist of fixed-income investments with an original maturity of greater than three months such as US Treasury securities, obligations of US Government agencies and other investment grade securities such as prime-rated commercial paper and corporate bonds.  The Company applies Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115) in accordance with its investments in marketable securities.  The Company’s marketable securities are classified as available-for-sale and are recorded at estimated fair value with unrealized gains or losses reported in accumulated comprehensive income in stockholders’ equity.

Included in accumulated comprehensive income as of December 31, 2003 and 2002 are $0.3 million and $0.2 million, respectively, of unrealized gain on an investment in the common stock of two unrelated, publicly-traded corporations.  The Company included these investments in other current assets.

Marketable securities consisted of the following (in thousands):

	December 31, 2003			December 31, 2002
	Amortized Cost	Market Value	Unrealized Gain	Amortized Cost	Market Value	Unrealized Gain
U.S. Treasury securities and obligations of U.S. Government agencies	$69,863	$70,029	$166	$69,563	$70,054	$491

U.S. corporate debt securities	36,335	36,517	182	42,251	42,781	530
	$106,198	$106,546	$348	$111,814	$112,835	$1,021

Available-for-sale marketable securities by contractual maturity at December 31, 2003 are as follows (in thousands):

Due within one year	$57,167
Due after one year through eleven years	49,379
$106,546

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

Advertising Costs

The cost of advertising is expensed as incurred.  The Company incurred $0.3 million, $0.3 million, and $1.1 million in advertising costs during 2003, 2002, and 2001, respectively.

Research and Development Costs

All research and development costs not subject to capitalization under SFAS 86 are charged to operations as incurred.

Foreign Currency Translation

The Company translates certain of its accounts and the financial statements of its foreign operations in accordance with SFAS No. 52, “Foreign Currency Translation” (SFAS 52).  The financial statements of the Company’s international operations are translated into US dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of comprehensive income (loss) within stockholders’ equity.  Gains and losses resulting from foreign currency transactions are included in the consolidated statement of operations.

Concentrations of Risk

In 2003, 2002 and 2001, one of PDD’s customers accounted for 12%, 12% and 11%, respectively, of consolidated revenue.  The agreement with this customer had been scheduled to expire in March 2004.  In the third quarter of 2003, however, PDD entered into new drug discovery collaboration agreements with this customer.  The new agreements continue PDD’s collaboration with this customer through at least August 2006, and under their terms, may be extended by the parties for up to three additional years based upon progress made in the programs governed by the agreements.  The termination of these new agreements would have a material adverse effect on PDD, and our business as a whole.

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

Revenue Recognition

The Company recognizes software license revenue upon delivery if no significant obligations remain deliverable to the customer, the sales contract fee is fixed or determinable, amounts are due within one year and collection is probable, and when no material uncertainties regarding customer acceptance exist.  Customer payments received in connection with license sales are recorded as deferred revenue until such time as all of the above criteria are met.  Prepaid post-contract support and maintenance (“PCS”) revenue bundled with software license agreements is unbundled and deferred based on objective, vendor specific evidence.  PCS revenue is recognized pro-rata over the related service period, which is generally one year.  Consulting and training fees are recognized upon rendering of service.  Support revenues are recognized ratably over the applicable contract periods or as services are performed.  Amounts billed but not yet recognized as revenue, and other payments received prior to recognition of revenue, are recorded as deferred revenue.

      The Company also earns software revenue under consortia agreements wherein several unrelated parties enter into a joint software development agreement.  These agreements are generally one to three years in length, require an annual membership fee, and contain best efforts development milestones.  Customers receive a consortium membership, a software library, and related software and maintenance support.  The portion of consortium fees associated with the initial software library is recognized upon delivery, while consortium fees associated with consortium membership and software maintenance are recognized on a straight-line basis over the term of the agreement.  The Company is not required to deliver specified products under the agreements and the consortium fees are generally non-refundable.  If the Company is successful in developing software under a consortia agreement as described above, a non-transferable license is typically awarded to the consortium members.

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

The Company recognizes Drug Discovery contract revenue either (i) ratably over the term of the agreement, which approximates the performance of services, for contracts specifying payment for services over a given period, or (ii) as services are performed under the agreement for contracts specifying payment on a per full-time employee basis.

The Company also recognizes Drug Discovery revenue related to up-front product and technology license fees in accordance with Staff Accounting Bulletin No. 101 issued by the Securities and Exchange Commission. Accordingly, amounts received under multiple-element arrangements requiring ongoing services or performance by us are recognized over the period of such services or performance.

Finally, the Company recognizes Drug Discovery revenue from milestones when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a comparable level to before the milestone achievement. If both of these criteria are not met, the milestone payment would be recognized over the remaining minimum period of our performance obligations under the arrangement. Royalties are also recognized as earned in accordance with the terms of various research and collaboration agreements.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  This estimate is based on a specific customer analysis, and an additional amount may be provided when and if an account becomes uncollectible at a later date.  If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance would be required.

Software Development Costs

The Company capitalizes software development costs in accordance with SFAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86).  Such costs are stated at the lower of cost or net realizable value. Capitalized software costs are comprised of costs incurred in the development of new software products and enhancements to existing software products after technological feasibility has been established.  The Company amortizes capitalized costs over the estimated product life, not to exceed three years from the date on which the product is available for general release.  The estimated product life may be reduced based on obsolescence or other factors, which could affect the carrying value of capitalized software and result in changes to operating results.

Goodwill

The Company assesses goodwill and intangible assets for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).  Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are assessed annually (or more frequently if impairment indicators arise) for impairment.  In making this annual assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and market place data.  We completed our annual intangible asset impairment test during the quarter ended December 31, 2003, and concluded that the carrying value of our goodwill was not impaired.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including leasehold improvements, property and equipment, and capitalized software development costs for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  The Company has identified no such impairment losses as of December 31, 2003, 2002, or 2001.

Income Taxes

The Company estimates full year taxable income of the various legal entities and jurisdictions used in the tax rate calculation, which change throughout the year in accordance with SFAS No. 109 “Accounting for Income Taxes”.

Net Income (Loss) Per Share

The Company computes net income (loss) per share pursuant to SFAS No. 128, “Earnings Per Share” (SFAS 128).  Under the provisions of SFAS 128, basic net loss per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period.  Common equivalent shares, composed of unvested restricted common shares and incremental common shares issuable upon the exercise of stock options, are included in diluted net income (loss) per share to the extent these shares are dilutive.

The following table sets forth the computation of basic and diluted net loss per share as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2003	2002	2001
Numerator:
Net loss	$(3,497)	$(11,627)	$(14,320)

Denominator:
Weighted average shares outstanding and denominator for basic earnings per share	23,752	23,512	23,729

Effect of dilutive securitites:
Employee stock options	—	—	—

Denominator for diluted earnings per share	23,752	23,512	23,729

Net loss per share:
Basic and diluted	$(0.15)	$(0.49)	$(0.60)

Dilutive common stock equivalents would include the dilutive effects of common stock options, warrants for common stock equivalents, and restricted stock that has not yet fully vested.

Potentially dilutive common stock equivalents totaled approximately 3,530,000, 3,818,000, and 2,843,000 shares for the years ended December 31, 2003, 2002, and 2001 respectively.  Potentially dilutive common stock equivalents were excluded from the 2003, 2002 and 2001 diluted earnings per share denominator because of their anti-dilutive effect.

Comprehensive Income (Loss)

The Company has adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income” (SFAS 130).  SFAS 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements.  Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, and unrealized gains and losses on investments shall be reported, net of their related tax effect, to arrive at comprehensive loss.  The Company’s net income (loss) and its total comprehensive income (loss) are included in the statement of stockholders’ equity.

Stock Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock option plans.  Under APB 25, no compensation expense is recognized at the time of option grant if the exercise price of the Company’s employee stock option equals the fair market value of the underlying common stock on the date of grant.

SFAS 123 requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options and warrants granted subsequent to December 31, 1994 and shares of common stock purchased by employees in connection with the ESPP (“equity awards”) under the fair value method.  The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002, and 2001, respectively: risk-free interest rates of 3.8%, 3.3%, and 4.8%; expected volatility of 86%, 91%, and 94%; expected option life of 6.3, 6.5, and 6.8 years from vesting; and an expected dividend yield of 0.0%.

For purposes of pro forma disclosures, the estimated fair value of the equity awards would be amortized to expense over the options’ vesting period.  The Company’s pro forma net loss and net loss per share information would be as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2003	2002	2001
Net loss:
As reported	$(3,497)	$(11,627)	$(14,320)
Pro forma	(15,168)	(24,487)	(31,899)
Basic and diluted net loss per common share:
As reported	$(0.15)	$(0.49)	$(0.60)
Pro forma	(0.64)	(1.04)	(1.34)

Effect of New Accounting Standards

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150).  This statement clarifies the definition of a liability, as currently defined under FASB Concepts Statement No. 6 “Elements of Financial Statements”, as well as other items.  The statement requires that financial instruments that embody an obligation of an issuer be classified as a liability.  Furthermore, the standard provides guidance for the initial and subsequent measurement as well as disclosure requirements of these financial instruments.  This statement is effective for financial instruments entered into after May 31, 2003.  The adoption of this statement has not had a material impact on our results of operations or financial condition.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends and clarifies the financial accounting and reporting requirements, as were originally established in FASB Statement No. 133, for derivative instruments and hedging activities.  FASB Statement No. 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently.  This statement is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30, 2003, excluding certain implementation issues that have been effective prior to this date under FASB Statement No. 133.  The adoption of this statement has not had a material impact on our results of operations or financial condition.

3. Business Combinations and Divestitures

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

The operating results of Synomics have been included in the Company’s results of operations since the acquisition date.  Assuming that the acquisition had occurred on January 1, 2001, the pro forma consolidated results of operations in 2001 would have been as follows (in thousands, except per share amounts):

Total revenue	$122,682
Net loss	$(18,614)

Net loss per share:
Basic and diluted	$(0.78)

Discontinued Acquisitions

In March 2001 and January 2002, the Company decided to discontinue pursuits of two separate potential acquisitions.  Accumulated costs related to these potential acquisitions were expensed during the first and fourth quarters of 2001, respectively, in the total amount of $3.0 million.

Proposed Spin-off of Drug Discovery Business

In December 2003, the Company announced its intention to spin-off its wholly owned drug discovery segment, Pharmacopeia Drug Discovery, Inc., to its shareholders.  Costs related to this divestiture were expensed as incurred.  The Company expects to complete the spin-off during the first calendar quarter of 2004.

4.  Composition of Certain Financial Statement Captions

Property and equipment consist of the following (in thousands):

	December 31,
	2003	2002
Laboratory equipment	$12,830	$12,149
Furniture, fixtures and equipment	5,907	5,639
Computers and software	21,088	18,151
Leasehold improvements	8,607	8,117
Other	3,947	979
	52,379	45,035
Accumulated depreciation and amortization	(36,981)	(30,878)
Property and equipment, net	$15,398	$14,157

Accrued liabilities consist of the following (in thousands):

	December 31,
	2003	2002
Payroll and other compensation	$9,606	$8,144
Royalties	1,640	1,489
Merger related and restructuring costs	1,312	2,626
Taxes	4,992	4,994
Other	2,212	3,164
	$19,762	$20,417

5.  Income Taxes

The Company accounts for income taxes using the liability method.  Under the liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial carrying amounts and the tax basis of existing assets and liabilities.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$37,004	$32,117
Unused tax credits	914	914
Fixed assets	—	840
Accruals and reserves	11,464	13,067
Gross deferred tax asset	49,382	46,938

Deferred tax liabilities:
Fixed assets	280	—
Intangibles	6,713	5,010

Net asset before valuation allowance	42,389	41,928
Valuation allowance	(42,389)	(41,928)

Net deferred tax asset	$—	$—

As of December 31, 2003, approximately $2.6 million of the valuation allowance for deferred tax assets relates to pre-acquisition tax deductions, which to the extent recognized, will result in a reduction of goodwill.  As of December 31, 2003 and 2002, $0.3 million and $1.0 million of pre-acquisition tax deductions had been used, and accordingly, a corresponding amount of valuation allowance reduced goodwill.

Pretax (loss) from the Company’s domestic operations totaled approximately ($2.9) million, $(15.3) million, and $(12.8) million in 2003, 2002, and 2001, respectively.  Pretax income (loss) from the Company’s foreign operations totaled approximately $0.7 million, ($4.3) million, and ($0.7) million in 2003, 2002, and 2001, respectively.

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Current:
Federal	$—	$—	$—
State	139	53	183
Foreign	1,121	611	705
Total	$1,260	$664	$888

The following reconciles income taxes computed at the US statutory federal tax rate to the provision for income taxes from continuing operations (in thousands):

	Years Ended December 31,
	2003	2002	2001
Tax expense (benefit) at U.S. statutory rate	$(761)	$(3,727)	$(4,710)
State income taxes, net of Federal income tax benefit	(175)	(670)	(766)
Nondeductible merger costs	—	—	3,056
Foreign taxes	600	391	1,852
Change in valuation allowance and other	1,596	4,670	1,456
Provision for income taxes	$1,260	$664	$888

As of December 31, 2003, the Company has US federal net operating loss carryforwards of approximately $92.5 million, and credit carryforwards of approximately $1.0 million.  The US federal net operating losses and credits begin to expire in 2008 through 2023, if not fully utilized.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss and credit carryforwards.  Approximately $43.4 million of the net operating losses relate to stock option deductions which will result in an increase to paid-in capital and a decrease in income taxes payable at such time that the tax benefit is realized.

A portion of the Company’s US federal net operating loss carryforwards that relate to the acquired companies may be subject to annual usage limitations under Section 382 of the Internal Revenue Code.

6.  Stock Plans

The Company has four Stock Plans;  the 1994 Incentive Stock Plan, the 1995 Employee Stock Purchase Plan, the 1995 Director’s Option Plan, and the 2000 Stock Option Plan.

In accordance with the 1994 Incentive Stock Plan (the “Plan”), the Company may grant both incentive or non-qualified stock options or stock purchase rights to purchase up to 5,700,000 shares of common stock to officers, directors, employees, sales representatives, and consultants of the Company.  The term of each incentive and non-qualified stock option and stock purchase right is generally ten years.  Vesting generally occurs over a period of not greater than five years.  At December 31, 2003, there were 191,778  shares available for future grants under the 1994 Incentive Stock Plan.

In 1995, the Company adopted the 1995 Employee Stock Purchase Plan (“ESPP”) under Section 423 of the Internal Revenue Code.  The Company reserved 750,000 shares of common stock for offering under the ESPP.  In 2003, 112,439 shares of common stock were purchased at prices ranging from $8.33 to $8.42 per share.  At December 31, 2003, there were 200,879 shares available for future purchase under the ESPP.

In accordance with the 1995 Director’s Option Plan, the Company may grant options to purchase up to 300,000 shares of common stock to non-employee members of the Board.  The exercise price of the stock options shall be equal to the fair market value per share of common stock on the option grant date.  Each option has a term of ten years from the option grant date and shall become exercisable in a series of three equal and successive annual installments.  In 2003,

35,000 options were granted at an exercise price of $9.21.  At December 31, 2003, there were 58,333 shares available for future grants under the Director’s Option Plan.

In accordance with the 2000 Stock Option Plan, the Company may grant non-qualified stock options or stock purchase rights to purchase up to 1,500,000 shares of common stock to employees and consultants of the Company.  The term of each non-qualified stock option and stock purchase right is ten years.  In 2003, 175,750 options were granted at exercise prices ranging from $6.12 to $14.79.  Vesting generally occurs over a period of not greater than five years.  At December 31, 2003, there were 319,627 shares available for future grants under the 2000 Stock Option Plan.

A summary of the Company’s stock option activity and weighted average exercise prices follows (in thousands, except per share amounts):

	2003		2002		2001
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year:	4,940	$17.49	4,878	$21.46	3,383	$23.33
Granted	1,053	7.07	1,348	9.99	2,282	15.48
Exercised	(107)	7.27	(98)	8.02	(384)	7.03
Expired	(408)	19.69	(1,188)	26.09	(403)	23.02
Outstanding at end of year:	5,478	15.53	4,940	17.49	4,878	21.46

Exercisable at end of year	2,988		2,299		1,679

Weighted average fair value of options granted during the year		$5.30		$7.80		$18.75

A summary of stock options outstanding and exercisable as of December 31, 2003, follows (in thousands, except per share amounts):

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Excercisable	Weighted Average Exercise Price
$ 0.38 - $10.00	2,226	7.6	$7.88	704	$8.41
$ 10.01 - $15.00	1,664	6.8	11.79	968	11.78
$ 15.01 - $20.00	623	5.3	17.89	490	17.83
$ 20.01 - $40.00	319	5.7	25.81	263	25.87
$ 40.01 - $85.00	645	6.0	44.19	563	44.26
$ 0.38 - $85.00	5,478	6.8	$15.53	2,988	$19.34

7.  Deferred Compensation and Retirement Savings Plans

The Company has an employee savings and retirement plan (the “401(k) Plan”) and a deferred compensation plan for certain senior employees.

The 401(k) Plan is intended to be a tax-qualified plan covering substantially all employees.  Under the terms of the 401(k) Plan, employees may elect to contribute up to 20% of their compensation, or the statutory prescribed limit, if less.  As part of this plan employees may elect to invest in the stock of the Company.  The Company may, at its discretion, match employee contributions up to a maximum of 3% of the employee’s compensation.  Employer contributions, made up entirely of Company common stock, totaled $1.0 million, $1.1 million, and $1.4 million for the years ended December 31, 2003, 2002, and 2001.

The Deferred Compensation plan was established in 2000 and permits selected employees to defer up to 100% of their compensation.  The Company may also be required to make contributions based on stock price and these contributions vest over three years from the date of payment into the plan.  Contributions to this plan are held in a trust account and are invested at the participant’s discretion in marketable debt and equity securities.  These investments are reflected in other assets on the balance sheet and total $1.3 million and $0.7 million as of December 31, 2003 and 2002, respectively.  In accordance with the terms of the plan, the Company incurred a liability as of December 31, 2003 in the amount of $0.5 million.  Since the contribution is subject to vesting, this amount has been recorded as unearned compensation and will be recognized as expense over the vesting term.

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

Summarized financial information concerning the industry segments and geographic revenues follows (in thousands):

	Years Ended December 31,
	2003			2002			2001
	Accelrys	PDD	Total	Accelrys	PDD	Total	Accelrys	PDD	Total
Revenues:
Software licenses services and other	$85,561	$—	$85,561	$95,104	$—	$95,104	$95,107	$—	$95,107
Drug discovery services	—	29,503	29,503	—	29,304	29,304	—	27,196	27,196
Total revenues	$85,561	$29,503	$115,064	$95,104	$29,304	$124,408	$95,107	$27,196	$122,303

Depreciation and amortization	$9,859	$1,894	$11,753	$11,844	$2,213	$14,057	$18,899	$2,897	$21,796
Operating loss from continuing operations	$(3,108)	$(2,608)	$(5,716)	$(12,750)	$(2,128)	$(14,878)	$(13,351)	$(6,599)	$(19,950)
Capital expenditures	$2,831	$4,182	$7,013	$7,629	$869	$8,498	$3,561	$1,303	$4,864
Total assets (1)	$114,010	$125,657	$239,667	$104,143	$135,962	$240,105	$119,538	$150,860	$270,398

Revenues (2)
U.S.			$73,638			$80,473			$76,513
Europe			24,348			28,314			30,310
Asia-Pacific			17,078			15,621			15,480
Total			$115,064			$124,408			$122,303

(1)       Includes cash and cash equivalents of $20,252 and $7,257 at Software and Drug Discovery, respectively, in 2003; cash and cash equivalents of $13,058 and $15,178 at Software and Drug Discovery, respectively, in 2002; and $14,614 and $54,277 at Software and Drug Discovery, respectively, in 2001.

(2)       Revenue in the US category includes export revenue from Drug Discovery and Software.  Export revenues from the US to Europe totaled $17,717, $16,336 and, $15,081 in 2003, 2002, and 2001, respectively; and export revenues to Asia-Pacific totaled $2,362, $5,207, and  $2,371 in 2003, 2002, and 2001, respectively.

9.  Commitments and Contingencies

Operating Leases

The Company has several operating leases or sub-leases for office and laboratory space, which expire at various dates through 2022.  The leases for the Company’s primary facilities in Cambridge, UK, CA and NJ, USA, provide generally for scheduled rent increases, options to extend the leases with certain changes to the terms of the lease agreement, and refurbishment allowances.  Rent expense under operating leases for 2003, 2002, and 2001 was approximately $7.4 million, $8.1 million, and $6.6 million, respectively.

Future minimum lease commitments at December 31, 2003 are as follows (in thousands):

Total
2004	$7,812
2005	7,897
2006	6,566
2007	3,554
2008	3,659
Thereafter	33,652
$63,140

Royalties

The Company pays royalties to approximately thirty-six partners for worldwide licenses to enhance and market certain software developed at universities, corporations, and other institutions.  A majority of the royalty agreements are long term or perpetual in nature and the royalty obligations thereunder are generally based on a percentage of revenues derived from certain software licenses plus associated revenues from post-contract support and maintenance.  The royalty agreements require quarterly payments and generally do not limit the maximum royalty amount under the agreement.  Certain agreements contain provisions for quarterly and annual minimum royalty payments that total approximately $0.5 million on an annual basis.  In 2003, 2002, and 2001, the Company incurred related royalty expense of $2.8 million, $3.2 million, and $3.0 million, respectively.

Additionally, the Company has a license agreement that grants an exclusive, worldwide license to certain technology for making and using combinatorial chemical libraries.  This agreement requires PDD to pay annual license fees and certain royalties. In 2003, 2002, and 2001 the Company paid related royalties and license fees of $0.6 million, $0.3 million, and $0.2 million, respectively.

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

10.  Selected Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands, except per share amounts):

	2003
	March 31	June 30	Sept. 30	Dec. 31

Revenues	$24,740	$26,104	$25,097	$39,123
Cost of revenues	$10,945	$10,410	$10,691	$9,956
Net loss	$(5,453)	$(3,764)	$(2,134)	$7,854

Per Common Share:
Net loss
- Basic	$(0.23)	$(0.16)	$(0.09)	$0.33
- Diluted	$(0.23)	$(0.16)	$(0.09)	$0.32

	2002
	March 31	June 30	Sept. 30	Dec. 31

Revenues	$26,840	$29,300	$30,908	$37,360
Cost of revenues	$9,617	$10,624	$10,296	$10,118
Net loss	$(6,003)	$(5,080)	$(6,330)	$5,786

Per Common Share:
Net loss
- Basic	$(0.25)	$(0.22)	$(0.27)	$0.25
- Diluted	$(0.25)	$(0.22)	$(0.27)	$0.24

11.  Goodwill and Other Intangible Assets – Adoption of Statements 141 and 142

As required by SFAS No. 141, “Business Combinations” (SFAS 141), during the quarter ended March 31, 2002, the Company reclassified $1.8 million of intangible assets with indefinite lives to goodwill.  The related amortization expense in the prior period, which had been previously classified as sales, general and administrative expense, has been reclassified to amortization of goodwill.  All such reclassified intangibles and related amortization are associated with Accelrys.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  The Company adopted SFAS 142 during the quarter ended March 31, 2002, completed its annual intangible asset impairment test during the quarter ended December 31, 2003, and concluded that the carrying value of goodwill was not impaired.  Goodwill was reduced by $0.3 million in 2003, and $1.0 million in 2002 since certain pre-acquisition net operating loss carryforwards were utilized.

The Company’s other intangibles are amortized on a straight-line basis.  Intangible asset amortization in the three years ended December 31, 2003 was $0.1 million, $0.9 million, and $0.9 million.  These intangibles were fully amortized as of December 31, 2003.

12.  Restructuring

During the third quarter of 2002, the Company announced that it was undertaking various actions to restructure its operations to improve its overall financial performance.  The restructuring effort included a reduction in force of 71 employees, of which all had been terminated as of December 31, 2003, and the closure of certain facilities. As a result of this plan, restructuring related charges of approximately $4.3 million were recognized as operating expense in the third quarter of 2002.

The following table summarizes the balance of the accrued restructuring reserve, which relates entirely to a lease obligation and is adequate to cover costs through the expiration of the lease, and has been included in accrued liabilities at December 31, 2003 (in thousands):

	Severance Cost for Involuntary Employee Terminations	Costs to Exit Lease Obligations	Total
Balance at August 6, 2002	$2,367	$1,973	$4,340
Ultization of Reserves:
Cash	(2,272)	(523)	(2,795)
Reserve reductions	(95)	(289)	(384)
Balance at December 31, 2003	$—	$1,161	1,161

13.       Related Party Transactions

A stockholder and member of the Company’s Board of Directors is also a partner in the principal outside law firm that provides legal services to the Company.  For the years ended December 31, 2003, 2002, and 2001 the Company expended a total of $0.5 million, $0.8 million, and $2.2 million in fees related to services provided by such firm.

The Company’s Chairman, President, and CEO, who is a stockholder of the Company, is also the Chairman of the Board of Directors of a customer.  For the years ended December 31, 2003, 2002, and 2001, the Company received $0.7 million, $0.2 million, and $0.2 million in payment for services and products provided to the customer.

14.  Commitments and Guarantees

Guarantees of Indebtedness of Others.  FASB Interpretation No. 45 (FIN 45) elaborates on previously existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties, indemnifications or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We evaluate estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FIN 45. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications in our financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003.  There were no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2003.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning the Company’s directors and executive officers, other than as set forth in Item 4A, is incorporated by reference from the Company’s Proxy Statement (the “Proxy Statement”) related to the Annual Stockholders Meeting to be held on May 5, 2004.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the section entitled “Audit Committee Report and Payment of Fees to Auditors—Auditor Fees” in the Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

The following Consolidated Financial Statements are included:

(a)(2)  Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts (in thousands)

		Additions
DESCRIPTION	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at the End of Period

Allowances for doubtful accounts:
Year ended December 31, 2001	$2,305	$315	$—	$1,706	(1)	$914
Year ended December 31, 2002	$914	$1,270	$—	$550	(1)	$1,634
Year ended December 31, 2003	$1,634	$425	$—	$1,554	(1)	$505

(1)          represents writeoffs, net of recoveries

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(a)(3)  Exhibits:

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by Reference to Exhibit 3.1 to the Company’s Report on Form 10-K for the year ended December 31, 1996).
3.3	Bylaws of the Registrant, as amended (incorporated by Reference to Exhibit 3.3 to the Company’s Report on Form 10-K for the year ended December 31, 1996).
3.3(a)	Amendment to Bylaws of the Registrant dated July 31, 1997 (incorporated by Reference to Exhibit 3.3(a) to the Company’s Report on Form 10-Q for the quarter ended September 30, 1997).
3.3(b)	Amendment to Bylaws of the Registrant dated January 17, 2002 (incorporated by Reference to Exhibit 3.3(b) to the Company’s Report on Form 10-K for the year ended December 31, 2001).

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

10.4(d)+

Amendment No. 4 to Research, License and Royalty Agreement between the Company and Berlex Laboratories, Inc. dated July 22, 1998 (incorporated by reference to Exhibit 10.4(d) to the Company’s Report on Form 10-K for the year ended December 31, 2003).

10.4(e)+

Amendment No. 5 to Research, License and Royalty Agreement between the Company and Berlex Laboratories, Inc. dated January 24, 2003  (incorporated by reference to Exhibit 10.4(e) to the Company’s Report on Form 10-K for the year ended December 31, 2003).

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

the Company and Joseph A. Mollica, Ph.D. (incorporated by reference to exhibit 10.9(a) to the Company’s report on Form 10-Q for the quarter ended March 31, 2003.)
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
10.25(a)#

Separation Agreement and Release of Claims dated September 30, 2002, by and between Pharmacopeia, Inc. and Michael R. Stapleton (incorporated by reference to Exhibit 10.28 to the Company’s Report on Form 10-K for the year ended December 31, 2003).

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
10.28#

Employment Agreement dated December 3, 2002 by and between Pharmacopeia, Inc. and Mark J. Emkjer (incorporated by reference to Exhibit 10.28 to the Company’s Report on Form 10-K for the year ended December 31, 2003).

10.29

Amendment No. 3, effective as of April 17, 2003, to the Collaboration and License Agreements, dated as of October 29, 1998, by and between Pharmacopeia, Inc., Schering Corporation and Schering-Plough, Ltd. (incorporated by reference to Exhibit 10.13(a) to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2003)

10.30++

Amendment No. 4, effective as of May 29, 2003, to the Collaboration and License Agreements, dated as of October 29, 1998, by and between Pharmacopeia, Inc., Schering Corporation, and Schering-Plough, Ltd. (incorporated by reference to Exhibit 10.30 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2003)

10.31++

Amendment No. 5, effective as of July 9, 2003, to the Collaboration and License Agreements, dated as of October 29, 1998, by and between Pharmacopeia, Inc., Schering Corporation, and Schering-Plough, Ltd. (incorporated by reference to Exhibit 10.31 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2003)

10.32++

Collaboration and License Agreement, dated as of July 9, 2003 and effective August 8, 2003, between Pharmacopeia, Inc. and Schering-Plough Ltd. (incorporated by reference to the Company’s report on form 10-Q for the quarter ended September 30, 2003)

10.33++

Collaboration and License Agreement, dated as of July 9, 2003 and effective August 8, 2003, between Pharmacopeia, Inc. and Schering Corporation. (incorporated by reference to the Company’s report on form 10-Q for the quarter ended September 30, 2003)

10.34	Guarantee, dated July 9, 2003, between Pharmacopeia, Inc. and Schering-Plough Corporation. (incorporated by reference to the Company’s report on form 10-Q for the quarter ended September 30, 2003)
10.35	Lease, dated August 20, 2003, between Pharmacopeia, Inc. and Eastpark at 8A (Building 1000) (incorporated by reference to the Company’s report on form 10-Q for the quarter ended September 30, 2003)
10.36	Lease, dated August 20, 2003, between Pharmacopeia, Inc. and Eastpark at 8A (Building 3000) (incorporated by reference to the Company’s report on form 10-Q for the quarter ended September 30, 2003)
21.1*	Subsidiaries of Pharmacopeia, Inc.
23.1*	Consent of Ernst & Young LLP, Independent Auditors.
24.1*	Powers of Attorney (See signature page)
31.1*	Section 302 Certification of the Principal Executive Officer
31.2*	Section 302 Certification of the Principal Financial Officer

32.1*	Section 906 Certification of the Chief Executive Officer
32.2*	Section 906 Certification of the Chief Financial Officer

+                             Confidential treatment granted.

++                      Confidential treatment requested.

#                             Represents a management contract or compensatory plan or arrangement.

*                             Filed herewith

(b) Reports on Form 8-K –

(i)                                     On November 6, 2003, the Company filed a current report on Form 8-K relating to a press release that was issued and a conference call that was held regarding the Company’s financial results for the third quarter of 2003.

(ii)                                  On December 22, 2003, the Company filed a current report on Form 8-K regarding an press release that was issued announcing that the Company’s Board of Directors had approved a plan to separate its drug discovery and software businesses into two independent, publicly traded companies through the spin-off to its shareholders of the drug discovery unit.

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

Date: March 8, 2004

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Joseph A. Mollica, Ph.D.	Chairman of the Board,	March 9, 2004
Joseph A. Mollica, Ph.D.	President and Chief Executive Officer (Principal Executive Officer)
/s/ John J. Hanlon	Executive Vice President and	March 9, 2004
John J. Hanlon	Chief Financial Officer (Principal Financial Officer)
/s/ Arthur E. Roke, CPA	Vice President, Finance and	March 9, 2004
Arthur E. Roke, CPA	Chief Accounting Officer (Principal Accounting Officer)
/s/ Frank Baldino, Jr., Ph.D.	Director	March 9, 2004
Frank Baldino, Jr., Ph. D.

/s/ Paul A. Bartlett, Ph.D.	Director	March 9, 2004
Paul A. Bartlett, Ph.D.

/s/ Gary E. Costley, Ph.D.	Director	March 9, 2004
Gary E. Costley, Ph.D.

/s/ Ricardo B. Levy, Ph.D.	Director	March 9, 2004
Ricardo B. Levy, Ph.D.

/s/ James J. Marino, Esq.	Director	March 9, 2004
James J. Marino, Esq.

/s/ Kenneth L. Coleman	Director	March 9, 2004
Kenneth L. Coleman

[Rest of Page intentionally left blank]