Form 10-Q
period 2004-03-31
PHARMACOPEIA INC
filed 2004-05-10
CIK 1002388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☒                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2004 through March 31, 2004

Commission File Number: 0-27118

PHARMACOPEIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0557266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9685 Scranton Road, San Diego, CA	92121
(Address of principal executive offices)	(Zip code)

(858) 799-5000
(Registrant’s telephone number, including area code)

Former fiscal year end: December 31, 2003
Former address: PO Box 5350, Princeton, New Jersey 08543-5350
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒         No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2004
Common Stock, $.0001 par value	24,362,943 shares

PHARMACOPEIA, INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

Pharmacopeia, Inc.

Consolidated Balance Sheets

(Dollars in thousands)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$40,072	$27,509
Marketable securities	101,557	106,546
Trade receivables, net of allowance for doubtful accounts of $191 and $505, respectively	11,358	42,082
Prepaid expenses and other current assets	5,370	5,365
Total current assets	158,357	181,502

Property and equipment, net	19,327	15,398
Goodwill, net of accumulated amortization of $13,201	34,072	34,072
Software development costs, net of accumulated amortization of $27,443 and $26,555, respectively	7,748	7,634
Other assets	974	1,061
Total assets	$220,478	$239,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,483	$4,659
Accrued liabilities	20,954	19,762
Deferred revenue, current portion	25,330	27,255
Leases payable, current portion	38	8
Total current liabilities	51,805	51,684

Restructuring reserve, long-term	2,655	—
Deferred revenue, long-term	5,767	5,249

Stockholders’ equity:
Preferred stock, $.0001 par value, 2,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 40,000 shares authorized, 24,949 and 24,568 shares issued and outstanding, respectively	2	2
Additional paid-in capital	291,977	287,592
Unearned compensation	(862)	(536)
Treasury stock	(8,340)	(8,340)
Accumulated deficit	(124,088)	(97,318)
Accumulated comprehensive income	1,562	1,334
Total stockholders’ equity	160,251	182,734
Total liabilities and stockholders’ equity	$220,478	$239,667

See accompanying notes to these unaudited financial statements.

Pharmacopeia, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2004	2003
Revenues:
Software license, service and other	$11,135	$17,219
Drug discovery	5,369	7,521
Total revenues	16,504	24,740

Cost of revenues:
Software license, service and other	4,107	5,169
Drug discovery	5,550	5,776
Total cost of revenues	9,657	10,945

Gross margin	6,847	13,795

Operating costs and expenses:
Research and development	5,654	5,733
Sales, general and administrative	15,288	14,658
Restructuring and other charges	11,147	(384)
Total operating costs and expenses	32,089	20,007
Operating loss	(25,242)	(6,212)
Spin-off transaction costs	(2,321)	—
Interest and other income, net	924	1,136
Loss before tax provision	(26,639)	(5,076)
Provision for income taxes	131	377
Net loss	$(26,770)	$(5,453)

Net loss per share:
- Basic and diluted	$(1.11)	$(0.23)

Weighted average number of common stock outstanding:
- Basic and diluted	24,090	23,617

See accompanying notes to these unaudited financial statements.

Pharmacopeia, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(26,770)	$(5,453)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	1,583	1,586
Amortization	882	1,882
Contribution of stock to 401(k) members	257	281
Amortization of unearned compensation	28	—
Non-cash compensation	8	10
Loss on disposal of capital assets	523	—
Changes in assets and liabilities:
Trade receivables	30,783	20,732
Prepaid expenses and other current assets	19	(704)
Other assets	101	15
Accounts payable	805	(113)
Accrued liabilities	3,825	(4,458)
Deferred revenue	(1,477)	(6,554)
Net cash provided by operating activities	10,567	7,224
INVESTING ACTIVITIES:
Capital expenditures	(5,942)	(800)
Increase in capitalized software development costs	(956)	(1,158)
Purchases of marketable securities	(61,319)	(18,552)
Proceeds from sales of marketable securities	66,256	16,638
Net cash used in investing activities	(1,961)	(3,872)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,765	57
Principal payments on leases payable	(4)	(3)
Net cash provided by financing activities	3,761	54
Exchange rate effect on cash and equivalents	196	(63)
Net increase in cash and equivalents	12,563	3,343
Cash and equivalents, beginning of period	27,509	28,236
Cash and equivalents, end of period	$40,072	$31,579

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest expense	$2	$5
Income tax expense	$163	$141

See accompanying notes to these unaudited financial statements.

Pharmacopeia, Inc.

Notes to Unaudited Consolidated Financial Statements

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included.  Interim results are not necessarily indicative of the results that may be expected for the year.  These financial statements should be read in conjunction with the audited financial statements and disclosures thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

On April 1, 2004 the Company changed its fiscal year end from December 31 to March 31.  The consolidated financial statements and the accompanying notes include the “transition period” for the three months ended March 31, 2004.

On April 30, 2004 the Company completed the spin-off of the Company’s Drug Discovery segment, Pharmacopeia Drug Discovery, Inc. (“PDD”), see Note 6.

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

3.  Segment Information

The Company operates in two industry segments.  The Company’s Software segment, Accelrys Inc. (“Accelrys”), provides molecular modeling and simulation, bioinformatics and cheminformatics software, and related services that facilitate the discovery and development of new drug and chemical products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries.  PDD provides drug discovery services to pharmaceutical and biotechnology companies based on proprietary combinatorial chemistry, medicinal chemistry, high-throughput screening, and Accelrys technologies.  The Company completed a spin-off of PDD on April 30, 2004, see Note 6.  The accounting policies of the reportable segments are the same as those of the Company. Summarized financial information concerning industry segments is as follows (dollars in thousands):

	Three Months Ended March 31, 2004
	Accelrys	PDD	Total
Revenues:
Software licenses services and other	$11,135	$—	$11,135
Drug discovery services	—	5,369	5,369
Total revenues	$11,135	$5,369	$16,504
Operating loss	$(15,306)	$(9,936)	$(25,242)

	Three Months Ended March 31, 2003
	Accelrys	PDD	Total
Revenues:
Software licenses services and other	$17,219	$—	$17,219
Drug discovery services	—	7,521	7,521
Total revenues	$17,219	$7,521	$24,740
Operating loss	$(5,372)	$(840)	$(6,212)

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

Had the Company followed the fair value measurement provisions of SFAS 123, the following table summarizes the pro forma net loss and pro forma net loss per share that would have been recorded (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net loss:
As reported	$(26,770)	$(5,453)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,876)	(3,053)
Pro forma	$(28,646)	$(8,506)
Basic and diluted net loss per common share:
As reported	$(1.11)	$(0.23)
Pro forma	(1.19)	(0.36)

The fair value of each option granted during 2004 and 2003 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003
Dividend yield	0%	0%
Expected volatility	85.24%	88.28%
Risk-free interest rate	3.31%	3.25%
Expected life (years)	5.8	6.5

5.  Restructuring

During the third quarter of 2002, the Company announced that it was undertaking various actions to restructure its Accelrys operations to improve its overall financial performance.  As of March 31, 2004 the remaining obligation under this restructuring was related to the closure of certain facilities. The following table summarizes the activity and balance of the restructuring liability during the quarter ended March 31, 2004 (dollars in thousands):

Costs to Exit Lease Obligations
Balance at December 31, 2003	$1,161
Ultization of Reserves:
Cash	(65)
Balance at March 31, 2004	$1,096

During the quarter ended March 31, 2004, the Company executed a restructuring plan for the purpose of making Research and Development activities more efficient and eliminating unnecessary facilities.  The restructuring effort included a reduction in force of 73 Accelrys employees, of which 67 had been terminated as of March 31, 2004.  Additionally, an excess facility of the PDD business was abandoned and a reduction in force of 6 administrative PDD employees occurred during the quarter, of which 5 employees were terminated as of March 31, 2004.  As a result, restructuring related charges of approximately $8.7 million were recognized as operating expense during the quarter ended March 31, 2004.

The following table summarizes the activity and balance of the restructuring reserve liability during the quarter ended March 31, 2004 (dollars in thousands):

	Accelrys Severance Cost for Involuntary Employee Terminations	PDD Severance Cost for Involuntary Employee Terminations	PDD Costs to Exit Lease Obligations	Total
Restructuring Charges	$2,813	$132	$5,718	$8,663
Utilization of Reserves:
Cash	(2,197)	(44)	—	(2,241)
Write-off Leasehold Improvements	—	—	(458)	(458)
Balance at March 31, 2004	$616	$88	$5,260	$5,964

6.  Subsequent Events – Spin-off of Pharmacopeia Drug Discovery, Inc.

On April 30, 2004 the Company completed the spin-off of PDD into an independent, separately traded, publicly held company through the distribution to its stockholders a dividend of one share of PDD common stock for every two shares of Pharmacopeia common stock. The Company has received an opinion of counsel that the transaction will qualify for treatment as a tax-free spin-off.  As a result of this transaction, the Company made a capital contribution of $46.5 million to PDD.

Subsequent to April 30, 2004 the Company agreed to guarantee PDD’s lease obligation of approximately $33.2 million in conjunction with the assignment of the leases to PDD in event PDD does not perform under the terms of the lease.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of Pharmacopeia, Inc. (“Pharmacopeia” or the “Company”) should be read in conjunction with the Unaudited Financial Statements and related notes included elsewhere in this Form 10-Q, and also in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2003.

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

BUSINESS OVERVIEW

Pharmacopeia is a leader in enabling science and technology that accelerates and improves the drug discovery and chemical development processes.  The Company’s software subsidiary, Accelrys Inc., (“Accelrys”) develops and commercializes molecular modeling and simulation software for the life sciences and materials research markets, cheminformatics and decision support systems, and bioinformatics tools including gene sequence analysis.  On April 30, 2004, the Company spun off its drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. (“PDD”), which integrated proprietary small molecule combinatorial and medicinal chemistry, high-throughput screening, in-vitro pharmacology, computational methods and informatics to discover and optimize lead compounds and drug candidates.  The spin-off of PDD resulted in PDD becoming an independent, separately traded, publicly held company.  This was accomplished through the distribution to its stockholders a dividend of one share of PDD common stock for every two shares of Pharmacopeia common stock.

As of March 31, 2004 the Company employed approximately 700 people and was headquartered in Princeton, NJ.  Subsequent to the spin-off of PDD, the Company employed approximately 530 employees and is headquartered in San Diego, CA.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Total revenue decreased 33% to $16.5 million in the quarter ended March 31,2004 compared to $24.7 million in the quarter ended March 31, 2003.

	For the Three Months Ended March 31,
	2004	2003	% Change
Revenues:
Software license, service and other	$11.1	$17.2	-35%
Drug discovery	5.4	7.5	-29%
Total revenues	$16.5	$24.7	-33%

Software license, service and other revenue decreased 35% to $11.1 million in the quarter ended March 31, 2004 compared to $17.2 million in the quarter ended March 31, 2003.  The decrease in revenue was related to decreased orders, the discontinuance of delivering unprofitable one-off consulting work, finalization of our last consortium in 2003, and the effects of subscription revenue accounting as a result of our new licensing agreement.

In January 2004 we issued a new license offering at Accelrys, which will require subscription accounting. Under this new license, revenue will be recognized ratably over the license term.  This contrasts with our typical annual license offering, in which we recognize 64% of the license revenue in the quarter in which the license is executed and amortize the other 36% of the revenue over the remaining term of the contract to reflect the value based on vendor-specific evidence.  The revenue recognition for the new license is even more dramatic when compared to our traditional perpetual license offering, in which we recognize 85% of the license revenue in the quarter in which the contract is executed and amortize the remaining 15% of the revenue over the term of a one-year maintenance agreement. The unrecognized revenue, amortized over the remaining term of the agreement, will be accounted for as “deferred revenue” on the Accelrys balance sheet.

Drug discovery revenue decreased 29% to $5.4 million in the quarter ended March 31, 2004 compared to $7.5 million in the quarter ended March 31, 2003.  The decrease was primarily due to a decrease in milestone and other one-time revenue transactions, as well as a decrease in lead optimization revenue, and reduced revenue from our collaboration with Schering Plough.  Milestone and other one-time revenue transactions recorded in the quarters ended March 31, 2004 and 2003 was $1.0 million, and $1.9 million, respectively.  Excluding the revenue from milestones and other one-time revenue transactions, revenue decreased 22% to $4.4 million in the quarter ended March 31, 2004 compared to $5.6 million in the quarter ended March 31, 2003.

Gross margin decreased 51% to $6.8 million (41% of related revenues) in the quarter ended March 31, 2004 compared to $13.8 million (56% of related revenues) in the quarter ended March 31, 2003.

	For the Three Months Ended March 31,
	2004		2003
	$	% of Revenue	$	% of Revenue	% Change
Gross margin:
Software license, service and other	$7.1	63%	$12.1	70%	-42%
Drug discovery	(0.2)	-3%	1.7	23%	-110%
Total gross margin	$6.8	41%	$13.8	56%	-51%

Software license, service and other gross margin decreased 42% to $7.1 million (63% of related revenue) in the quarter ended March 31, 2004 compared to $12.1 million (70% of related revenue) in the quarter ended March 31, 2003.  The $5.0 million decrease in gross margin resulted from the 35% decrease in revenue, offset by decreased direct costs for distribution and royalties.

Drug discovery gross margin decreased 110% to ($.02) million ((3%) of related revenue) in the quarter ended March 31, 2004 compared to $1.7 million (23% of related revenue) in the quarter ended March 31, 2003.  The gross margin decreased substantially due to the decrease in revenue resulting in the under absorption of fixed costs allocated to collaborative partnerships.

Research and development expenses remained consistent at $5.7 million in the quarter ended March 31, 2004 and 2003.

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

The following table shows the breakout of research and development costs by division and the amount of capitalized software development for the periods indicated:

	For the Three Months Ended March 31,
	2004	2003	% Change
Research and development:
Gross software development costs	$5.3	$5.9	-10%
Capitalized software development costs	(1.0)	(1.2)	-16%
Internal drug discovery	1.4	1.0	33%
Total research and development costs	$5.7	$5.7	-1%

The decrease in software research and development expenses was primarily attributable to a restructuring at Accelrys in January 2004, offset by lower capitalization of software development activities.  The increase in drug discovery research and development is primarily due to the increased investment in internal drug discovery programs.

Sales, general and administrative expenses increased by 4% to $15.3 million in the quarter ended March 31, 2004 compared to $14.7 million in the quarter ended March 31, 2003.  The increase in sales, general and administrative expenses is primarily attributable to moving costs incurred in the

Company’s New Jersey and Tokyo facilities of $0.7 million and $0.2 million, respectively.  Excluding the moving costs of $0.9 million, Sales, general and administrative expenses decreased by 2%.

During the quarter ended March 31, 2004, the Company undertook a restructuring and certain other actions.  Accordingly restructuring and other charges of $11.1 million were incurred.  The charge included several bonuses and severance payments, including the retirement of the Chief Executive Officer, the cost to exit certain lease obligations, and the acceleration of a deferred compensation charge.  The Company was able to reverse an excess portion of the 2002 restructuring liability during the quarter ended March 31, 2003.

The Company incurred $2.3 million for professional fees related to the spin-off of PDD during the quarter ended March 31, 2004.

Net interest and other income decreased 19% to $0.9 million in the quarter ended March 31, 2004 compared to $1.1 million in the quarter ended March 31, 2003.  The decrease is due to lower average investment balances and decreases in market interest rates, and the effect of foreign exchange.

The Company recorded an income tax provision of $0.1 million for the quarter ended March 31, 2004 compared to $0.4 million for quarter ended March 31, 2003.  The decrease is due to the increased loss.

As a result of the lower revenues and lower costs described above, the Company generated a net loss of $26.8 million ($1.11 per diluted share) in the quarter ended March 31, 2004 compared to a net loss of $5.5 million ($0.23 per diluted share) in the quarter ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its activities to date primarily through the sale of equity securities, software licenses, software maintenance services, and drug discovery services.  As of March 31, 2004, the Company had cash, cash equivalents, and marketable securities of $141.6 million compared to $134.1 million as of December 31, 2003. On April 30, 2004, the Company made a capital contribution to PDD of $46.5 million in cash and marketable securities.

Cash provided by operations increased by $3.3 million in the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003.  The increase is primarily attributable to the collection of high dollar accounts receivable balances generated during the fourth quarter of 2003.  Cash used in investing activities decreased by $1.9 million in the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 due to the timing of investments and offset by increased capital purchases, substantially all of which were related to the build-out of new facilities at PDD.  Cash used in financing activities increased by $3.7 million in the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 due to option exercises.

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

The Company anticipates that its existing capital resources will be adequate to fund the Company’s operations at least through the next twelve months.  However, there can be no assurance that changes will not occur that would consume available capital resources before then.

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

CERTAIN RISKS RELATED TO THE SPIN-OFF OF PDD

There can be no assurance that neither PDD nor Accelrys will be successful on a stand-alone basis. Our Board of Directors approved the plan to separate our Accelrys and PDD businesses through the spin-off to our stockholders of 100% of the outstanding shares of common stock of PDD which transaction was completed on April 30, 2004. The transaction has resulted in PDD being an independent, publicly-traded company owning and operating our Drug Discovery business; we retain ownership of and operate the Accelrys software business.

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

PDD and Accelrys have not been independent companies, and will no longer be able to rely on the financial and other resources and the cash flows generated from each other’s operations. Currently, we operate our businesses as part of a broader corporate organization rather than as separate stand-alone companies. Historically, certain corporate functions have been centralized for PDD and Accelrys; after a transition period following the distribution, each company will be responsible for fulfilling these functions independently. Our estimates concerning the costs for independent corporate administrative functions (such as overhead functions, corporate governance, securities compliance, exchange listing and investor relations services) may be substantially lower than the actual costs incurred.  As a result, it will be difficult for anyone to accurately forecast future operating performance for either company. Further, either company may need to obtain financing on a stand-alone basis after the spin-off, which may be difficult because financial and other resources may not be as strong as the Company’s prior to the distribution. Any future financing will have to be raised without reference to or reliance on the financial condition of the consolidated company. There can be no assurance that either company will be able to obtain financing after the distribution on acceptable terms, or at all.

The combined market value of our shares and those of PDD after the spin-off may not be equal to or greater than the market value of our shares prior to the distribution. There is no assurance that an active public market for PDD’s or our common stock will develop or be sustained. In addition, the smaller size of the market capitalization of each company after the distribution compared to our market capitalization prior to the distribution may result in our loss of, and PDD’s failure to obtain, stock research analyst coverage, which could adversely impact each entity’s stock market following. Consequently, there can be no assurance that the combined market value of our shares and those of PDD after the spin-off will be equal to or greater than the market value of our shares prior to the distribution. Further, the market price of PDD’s and our stock may fluctuate substantially, as in recent years the stock market has experienced significant price and volume changes and the Company’s stock price has been volatile. In addition, following the distribution, our current stockholders will now own separate securities in PDD and the Company. It is possible that some stockholders will sell shares of PDD or our common stock for various reasons, including the fact that the business profile or market capitalization of that entity as a stand-alone company does not fit their investment objectives. Given the large concentration of our stockholdings among our top seven stockholders, substantial sales of shares by one or more of these stockholders could depress the market price for PDD’s or our shares. We cannot predict whether substantial amounts of PDD’s or our stock will be sold in the open market following the spin-off.

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

We may be required to indemnify PDD, or may not be able to collect on indemnification rights from PDD. As part of the spin-off, we and PDD have agreed to indemnify one another after the distribution with respect to the indebtedness, liabilities and obligations that will be retained by our respective companies. One such obligation is a guarantee by us of PDD’s obligations under the existing New Jersey laboratory and headquarters leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be significant. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any required payment by PDD or us could have a material adverse effect on its or our business, and any failure by PDD or us to satisfy its obligations could have a material adverse effect on the other company’s business.

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

•                  biotechnology and pharmaceutical company spending for the outsourcing of chemistry and other drug discovery services; and

•                  the willingness of current and potential biotechnology, pharmaceutical, chemical, petrochemical and diversified technology customers to invest in new modeling, simulation and informatics solutions.

If we are unable to add revenue from additional or expanded customer relationships, we may not be able to grow our business.

Our future profitability is uncertain. We generated losses in 2002, 2003 and the three months ended March 31, 2004. Continuing net losses may limit our ability to fund our operations and we may not generate income from operations in the future.  Our future profitability depends upon many factors, including several that are beyond our control. These factors include:

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

Failure to attract and retain skilled personnel could have a material adverse effect on us. Our success depends in part on the continued service of key scientific, software, sales, business development, engineering and management personnel and our ability to identify, hire and retain additional personnel. There is intense competition for qualified personnel. In particular, we believe that there is a shortage of scientists qualified to work for PDD. The competition among drug discovery and development companies to hire such scientists is particularly intense. Immigration laws may further restrict our ability to attract or hire qualified personnel. We may not be able to continue to attract and retain the personnel necessary for the development of our business. Failure to attract and retain key personnel could have a material adverse effect on our business, financial condition and results of operations. Further, we are highly dependent on the principal members of our scientific and management staff.  One or more of these key employees could retire or otherwise leave our employ within the foreseeable future, and the loss of any of these people could have a material adverse effect on our business, financial condition and results of operations. We are currently conducting a search to hire a chief executive officer of PDD. Dr. Joseph A. Mollica, Ph.D., the former Chairman of the Board, President and Chief Executive Officer of Pharmacopeia, is expected to serve as PDD’s President and Chief Executive Officer until a successor is appointed.  We do not, and do not intend to, maintain key person life insurance on the life of any employee.

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

Because our stock price may be volatile, our stock price could experience substantial declines.  The market price of our common stock has historically experienced and may continue to experience volatility. Our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations and, during the past two years, the stock market (and in particular technology companies) has experienced significant decreases in market value. This volatility and the recent market decline has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock.

As institutions hold the majority of our Common Stock in large blocks, substantial sales by these stockholders could depress the market price for our shares.  As of April 30, 2004, our company’s seven largest stockholders held approximately 58% of our outstanding common stock.  As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

•                  Developing enhanced modeling and informatics tools to address the needs of companies engaged in nanotechnology research.

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

•                  firms supplying databases, such as chemical or genomic information databases, database management systems and information technology; and

•                  academic and government sponsored institutes focused on nanotechnology.

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

If we are unable to license software to, or collect receivables from, our early stage biotechnology customers, it may have a material adverse effect on our operating results.  We license our modeling, simulation, data analysis and informatics software to smaller, development stage biotechnology customers. Often these customers have limited or no operating history, and require considerable funding to launch their businesses. As we have experienced in recent quarters, they often significantly scale back, or altogether cease, operations.  Therefore, there is considerable risk in counting on these types of entities for revenue growth.  For entities that remain in business, transactions with these customers carry a higher degree of financial risk. Our customers, particularly our development stage customers, are vulnerable to, and may be impacted by, the current tightening of available credit and capital, and general economic slowdown occurring in the United States and our other key markets. As a result of these conditions, our customers may be unable to license or, if under a license, may be unable to pay for, Accelrys software products. If we are not able to collect such amounts, we may be required to write-off significant accounts receivable and recognize bad debt expense. As a result of the exposures above and other potential exposures, we recorded a provision for doubtful accounts of $1.3 million and $0.4 million in 2002 and 2003, respectively.  Failure of these businesses, write-offs and difficulties associated with collection of receivables from these customers, could materially adversely affect our operating results.

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

The development of our products is at an early stage and is uncertain.  Drug development is a highly uncertain process. Our approach and technology may never result in a commercial drug. None of our compounds are contained in products that have received regulatory approval for commercial sale, and currently we have only four candidates with respect to which clinical trials (i.e., human testing) have been commenced. All of our therapeutic candidates, including these clinical candidates, are in development, and face the substantial risks of failure inherent in the drug development process. Any potential pharmaceutical product emanating from one of our internal or collaborative programs must satisfy rigorous standards of safety and efficacy before the FDA and foreign regulatory authorities will approve them for commercial use. To satisfy these standards, significant additional research, preclinical studies (i.e., animal testing) and clinical trials will be required. Preclinical and clinical development of drug candidates is a long, expensive and uncertain process. Failure can occur at any stage of testing. Success in preclinical testing does not ensure that clinical trials will be successful. Based on results at any stage of product development, we or our development collaborators may decide to discontinue development of our product candidates.

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

Our collaborations and internal programs may not result in the discovery of potential drug candidates that will be safe or effective. Although we have received license and milestone fees to date, we may never receive any royalty payments, or any additional license and milestone fees, under our current or any future collaborations. Our receipt of any future milestone, royalty or license payments depends on many factors, including whether our collaborators desire to or are able to continue to pursue a potential drug candidate and the ultimate commercial success of the drug. Development and commercialization of potential drug candidates depend not only on the achievement of research objectives by us and our collaborators, but also on each collaborator’s financial, competitive, marketing and strategic considerations and regulation in the United States and other countries. If these or unforeseen complications arise in the development or commercialization of the potential drug candidates by our collaborators, we may not realize milestone, royalty or license payments.

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

There may be only a limited market for PDD’s drug discovery services.  The pricing and nature of PDD’s drug discovery services are such that there may only be a limited number of potential customers for these services. The acceptance by potential customers of our services is important in determining revenue. Historically, pharmaceutical companies have conducted lead compound identification and optimization within their own research departments due to the highly proprietary nature of the activities being conducted, the central importance of these activities to their drug discovery and development efforts, and the desire to obtain maximum patent and other proprietary protection on the results of their internal programs. In order to achieve our business objectives for PDD, we must convince these companies that our technology and expertise justify the outsourcing of these programs to us. There can be no assurance that we will be able to attract customers on acceptable terms for our products and services or to develop a sustainable profitable business. Moreover, the pricing and nature of our combinatorial libraries is such that there may only be a limited number of pharmaceutical companies that are potential customers for such libraries. There can be no assurance that we will be able to establish additional collaborative or licensing arrangements, that any such arrangements or licenses will be on terms favorable to us, or that current or future collaborative or licensing arrangements will ultimately be successful.

SHOULD ONE OR MORE OF THE ABOVE-DESCRIBED RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, OUR ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to various market risks consisting primarily of changes in foreign currency exchange rates.  The Company’s international sales generally are denominated in local currencies.  In the quarter ended March 31, 2004, approximately 54% of the Company’s consolidated revenue was derived from customers outside the United States (including 36% from customers in Europe and 18% from customers in the Asia/Pacific region).  As such, the Company’s exchange rate risk is greatest for Dollar/Euro and Dollar/Yen fluctuations.  When deemed appropriate, the Company engages in exchange rate-hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations.  At March 31, 2004, the Company had no hedging transactions in effect.

The Company does not use derivative financial instruments for trading or speculative purposes.  However, the Company regularly invests excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates.  The Company believes that the market risk arising from holding these financial instruments is minimal.

The Company’s exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on its investment portfolio since the Company has minimal debt.  The Company ensures the safety and preservation of invested funds by limiting default risks, market risk, and reinvestment risk.  The Company mitigates default risk by investing in investment grade securities.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company’s interest sensitive financial instruments at March 31, 2004.

Item 4.  Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004.  There were no material changes in the Company’s internal control over financial reporting during the transition period from January 1, 2004 through March 31, 2004.

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

(a) Exhibits – See Exhibit Index

(b) Reports on Form 8-K

(i)                                     Current report on Form 8-K filed February 9, 2004 reporting that a press release was issued and a conference call was held regarding the Company’s financial results for 2003.

(ii)                                  Current report on Form 8-K filed February 27, 2004 reporting a change to the Company’s ticker symbol.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELRYS, INC.

By:	/s/John J. Hanlon

John J. Hanlon
Executive Vice President and
Chief Financial Officer (Duly Authorized Officer and Chief Financial Officer)

Date: May 10, 2004

PHARMACOPEIA, INC.

INDEX TO EXHIBITS

No.	EXHIBIT

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer

32.2	Section 906 Certification of the Chief Financial Officer