Form 10-Q
period 2004-06-30
ACCELRYS, INC.
filed 2004-08-09
CIK 1002388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period from April 1, 2004 through June 30, 2004 Commission File Number: 0-27118 ACCELRYS, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0557266 (I.R.S. Employer Identification No.)
9685 Scranton Road, San Diego, California (Address of principal executive offices)	92121-1761 (Zip code)
(858) 799-5000 (Registrant’s telephone number, including area code) Former name: Pharmacopeia, Inc. (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 30, 2004

Common Stock, $.0001 par value	25,095,797 shares

ACCELRYS, INC.

Form 10-Q

Table of Contents

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements Accelrys, Inc. Consolidated Balance Sheets (Dollars and share amounts in thousands)

ASSETS	June 30, 2004	December 31, 2003

	(unaudited)
Current assets:
Cash and cash equivalents	$30,721	$26,985
Restricted cash	7,133	--
Marketable securities	45,972	106,546
Trade receivables, net of allowance for doubtful accounts
of $222 and $505, respectively	10,943	39,780
Prepaid expenses and other current assets	6,022	4,197
Current assets of discontinued operations	--	3,994

Total current assets	100,791	181,502
Property and equipment, net	8,206	8,441
Goodwill, net of accumulated amortization of $13,201	34,072	34,072
Software development costs, net of accumulated amortization
of $28,324 and $26,555, respectively	7,821	7,634
Other assets	850	960
Long-term assets of discontinued operations	--	7,058

Total assets	$151,740	$239,667

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,313	$1,850
Accrued liabilities	16,536	18,819
Deferred revenue, current portion	22,232	24,595
Current liabilities of discontinued operations	--	6,420

Total current liabilities	41,081	51,684
Deferred revenue, long-term	5,894	4,924
Lease guarantee, long-term	682	--
Long-term liabilities of discontinued operations	--	325
Stockholders' equity:
Preferred stock, $.0001 par value, 2,000 shares authorized,
none issued and outstanding	--	--
Common stock, $.0001 par value, 40,000 shares authorized,
25,088 and 24,949 shares issued, respectively	2	2
Additional paid-in capital	243,703	287,592
Unearned compensation	(382)	(536)
Lease guarantee	(745)	--
Treasury stock, 644 shares	(8,340)	(8,340)
Accumulated deficit	(130,261)	(97,318)
Accumulated comprehensive income	106	1,334

Total stockholders' equity	104,083	182,734

Total liabilities and stockholders' equity	$151,740	$239,667

See accompanying notes to these unaudited consolidated financial statements. 3 Accelrys, Inc. Consolidated Statements of Operations (Dollars in thousands, except per share data, unaudited)

	For the Three Months Ended June 30,

	2004	2003

Revenue	$14,181	$19,090
Cost of revenue	3,786	5,014

Gross margin	10,395	14,076

Research and development	4,123	4,586
Sales and marketing	7,769	8,957
General and administrative	4,009	4,475

Total operating costs and expenses	15,901	18,018

Operating loss from continuing operations	(5,506)	(3,942)
Interest and other income, net	585	899

Loss from continuing operations before provision for income taxes	(4,921)	(3,043)
Provision for income taxes	135	376

Loss from continuing operations	(5,056)	(3,419)
Discontinued operations:
Loss from discontinued operations	(1,117)	(345)

Net loss	$(6,173)	$(3,764)

Loss from continuing operations per share:
- Basic and diluted	$(0.21)	$(0.14)

Loss from discontinued operatios per share:
- Basic and diluted	$(0.05)	$(0.01)

Net loss per share:
- Basic and diluted	$(0.25)	$(0.16)

Weighted average shares of common stock outstanding:
- Basic and diluted	24,323	23,707

See accompanying notes to these unaudited consolidated financial statements. 4 Accelrys, Inc. Consolidated Statements of Cash Flows (Dollars in thousands)

	For the Three Months Ended June 30,

	2004	2003

OPERATING ACTIVITIES:
Net loss	$(6,173)	$(3,764)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation	1,117	1,083
Amortization	884	1,582
Contribution of stock to 401(k) members	159	260
Amortization of unearned compensation	143	--
Non-cash compensation	--	10
Changes in assets and liabilities:
Trade receivables	(179)	(434)
Prepaid expenses and other current assets	(1,681)	(533)
Other assets	3	92
Accounts payable	(2,348)	436
Accrued liabilities	(332)	1,505
Deferred revenue	556	(1,890)

Net cash used by operating activities	(7,851)	(1,653)
INVESTING ACTIVITIES:
Capital expenditures	(1,194)	(983)
Increase in capitalized software development costs	(975)	(1,145)
Purchases of marketable securities	(31,079)	(15,973)
Proceeds from sales of marketable securities	78,854	12,587

Net cash provided/(used) in investing activities	45,606	(5,514)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,364	986
Principal payments on leases payable	--	(3)

Net cash provided by financing activities	1,364	983
Exchange rate effect on cash and cash equivalents	(350)	437
Net cash used in discontinued operations	(47,752)	(1,346)

Net decrease in cash and cash equivalents	(8,983)	(7,093)
Cash and cash equivalents, beginning of period	39,704	31,579

Cash and cash equivalents, end of period	$30,721	$24,486

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest expense	$3	$5

Income tax expense	$69	$141

See accompanying notes to these unaudited consolidated financial statements.

Accelrys, Inc.
Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of the results that may be expected for the year. These financial statements should be read in conjunction with the audited financial statements and disclosures thereto included in the Company’s Annual Report (under our former name Pharmacopeia, Inc.) on Form 10-K for the year ended December 31, 2003.

        On April 1, 2004 the Company changed its fiscal year end from December 31 to March 31.

        On April 30, 2004 the Company completed the spin-off of the Company’s Drug Discovery segment, Pharmacopeia Drug Discovery, Inc. (“PDD”), see Note 5. The operations, financial position and cash flows of PDD have been represented as discontinued operations in the accompanying financial statements.

        On May 11, 2004, the Company’s shareholders approved the change of the Company’s name to Accelrys, Inc. from Pharmacopeia, Inc.

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

        Had the Company followed the fair value measurement provisions of SFAS 123, the following table summarizes the pro forma net loss and pro forma net loss per share that would have been recorded (in thousands, except per share data):

	Three Months Ended June 30,
	2004	2003

Net loss:
As reported	$(6,173)	$(3,764)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(1,086)	(3,101)

Pro forma	$(7,259)	$(6,865)
Basic and diluted net loss per common share:
As reported	$(0.25)	$(0.16)
Pro forma	(0.30)	(0.29)
The fair value of each option granted during 2004 and 2003 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003

Dividend yield	0%	0%
Expected volatility	69.31%	87.02%
Risk-free interest rate	4.35%	2.84%
Expected life (years)	3.4	6.6

4. Restructuring

        During the third quarter of 2002, the Company announced that it was undertaking various actions to restructure its operations to improve its overall financial performance. As of June 30, 2004 the remaining obligation under this restructuring was related to a closure of a facility. The following table summarizes the activity and balance of the restructuring liability during the quarter ended June 30, 2004 (dollars in thousands):

Costs to Exit Lease Obligations

Balance at March 31, 2004	$1,096
Utilization of Reserves:
Cash	(56)

Balance at June 30, 2004	$1,040

        During the quarter ended March 31, 2004, the Company executed a restructuring plan for the purpose of making Research and Development activities more efficient and reducing general and administrative costs. The restructuring effort included a reduction in force of 73 Accelrys employees, of which all had been terminated as of June 30, 2004. As a result, restructuring related charges of approximately $2.8 million were recognized as operating expense during the quarter ended March 31, 2004.

        The following table summarizes the activity and balance of the restructuring reserve liability during the quarter ended June 30, 2004 (dollars in thousands):

Accelrys Severance Cost for Involuntary Employee Terminations

Balance at March 31, 2004	$616
Utilization of Reserves:
Cash	(527)

Balance at June 30, 2004	$89

5. Spin-off of Pharmacopeia Drug Discovery, Inc.

        On April 30, 2004 the Company completed the spin-off of PDD into an independent, separately traded, publicly held company through the distribution to its stockholders of a dividend of one share of PDD common stock for every two shares of Accelrys common stock. The Company has received an opinion of counsel that the transaction qualified for treatment as a tax-free spin-off. As a result of this transaction, the Company made a capital contribution of $46.5 million to PDD and incurred costs of approximately $2.3 million which were accrued at March 31, 2004, and the majority of which were paid during the quarter ended June 30, 2004. For the one-month ended April 30, 2004, the discontinued PDD operations had revenue of $1.3 million and a pretax loss of $(1.1) million.

6. Guarantee

        Subsequent to April 30, 2004, the landlords of the New Jersey facilities related to the PDD operations consented to the assignment of the leases to PDD. Despite the assignment, the landlords required the Company to guarantee the remaining lease obligation representing approximately $32.2 million in future payments through April 2016 in event PDD does not perform under the terms of the lease. The probability weighted, fair market value of this guarantee was calculated in accordance with Financial Accounting Standard Board Interpretation No. 46 (FIN 46) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and results in a remaining liability of $745 thousand in short- and long-term liabilities as of June 30, 2004.

7. Restricted Cash

        At June 30, 2004, the Company has a restricted cash balance of $7.1 million consisting of two separate balances. During the quarter, the Company signed a nine-year sublease agreement for corporate facilities in San Diego. Under the terms of the sublease, the Company was required to place $6.6 million in a restricted cash account to ensure performance under the sublease agreement. The cash restriction decreases over the term of the sublease agreement.

        Additionally, $500 thousand of cash is restricted under the transition services agreement with PDD in which the Company agreed to provide certain infrastructure to PDD over a one-year term. At the end of the term, any remaining cash will be released back to Accelrys.

8. Income Taxes

        The Company accounts for income taxes using the liability method. Under the liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial carrying amounts and the tax basis of existing assets and liabilities. The provision for income taxes is based on the Company’s estimates for taxable income of the various legal entities and jurisdictions used in the tax rate calculation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations

        The following discussion and analysis of financial condition and results of operations of Accelrys, Inc. (“Accelrys” or the “Company”) should be read in conjunction with the Unaudited Financial Statements and related notes included elsewhere in this Form 10-Q, and also in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2003.

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

BUSINESS OVERVIEW

        We develop and commercializes molecular modeling and simulation software for the life sciences and materials research markets, cheminformatics and decision support systems, and bioinformatics tools including gene sequence analysis. On April 30, 2004, the Company spun off its drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. (“PDD”), which integrates proprietary small molecule combinatorial and medicinal chemistry, high-throughput screening, in-vitro pharmacology, computational methods and informatics to discover and optimize lead compounds and drug candidates. The spin-off of PDD resulted in PDD becoming an independent, separately traded, publicly held company. This was accomplished through the distribution to its stockholders of a dividend of one share of PDD common stock for every two shares of Accelrys common stock.

        As of June 30, 2004 the Company employed approximately 503 employees and is headquartered in San Diego, California.

RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2004 AND 2003

	For the Three Months Ended June 30,

	2004		2003		Change

Revenue	$14,181	100%	$19,090	100%	-26%
Cost of revenue	3,786	27%	5,014	26%	-24%

Gross Margin	10,395	73%	14,076	74%	-26%

Research and development	4,123	29%	4,586	24%	-10%
Sales and marketing	7,769	55%	8,957	47%	-13%
General and administrative	4,009	28%	4,475	23%	-10%

Total operating costs and expenses	15,901	112%	18,018	94%	-12%

Operating loss from continuing operations	(5,506)	-39%	(3,942)	-21%	40%
Interest and other income, net	585	4%	899	5%	-35%

Loss from continuing operations before provision
for income taxes	(4,921)	-35%	(3,043)	-16%	62%
Provision for income taxes	135	1%	376	2%	-64%

Loss from continuing operations	(5,056)	-36%	(3,419)	-18%	48%
Discontinued operations:
Loss from Discontinued Operations	(1,117)	-8%	(345)	-2%	224%

Net Loss	$(6,173)	-44%	$(3,764)	-20%	64%

        Revenue decreased 26% to $14.2 million in the quarter ended June 30, 2004 compared to $19.1 million in the quarter ended June 30, 2003. The decrease in revenue was attributed to the early annual software license renewal of $700 thousand, at the customer’s request, in March 2004 as compared to the scheduled annual renewal in June 2004, the discontinuance of delivering low margin disparate consulting work of $1.0 million, finalization of our last consortium in 2003 of $700 thousand, and the effects of transitioning from up-front revenue recognition to subscription revenue accounting as a result of contractual changes made to our licensing agreement of approximately $2.0 million.

        In January 2004 we issued a new license offering, which requires subscription accounting. Under this new license, revenue is recognized ratably over the license term. This contrasts with our previous annual license offering, whereby we recognized 64% of the license revenue in the quarter in which the license was executed and amortized the other 36% of the revenue over the remaining term of the contract to reflect the costs of post-sales support. The unrecognized revenue, amortized over the remaining term of the agreement, will be accounted for as “deferred revenue” on the balance sheet. The Company also licenses its software on perpetual licenses whereby we recognize 85% of the license revenue in the quarter in which the license is executed and amortize the remaining 15% of the revenue over the term of the maintenance agreement.

        Cost of revenue decreased 24% to $3.8 million in the quarter ended June 30, 2004 compared to $5.0 million in the quarter ended June 30, 2003. The decrease was a result of the completion of the amortization of acquired technologies completed in 2003, lower royalties due to a decrease in orders and lower costs associated with the fulfillment of consulting work as a result of lower consulting revenue. These costs remained consistent as a percent of revenue.

        Research and development expenses decreased 10% to $4.1 million in the quarter ended June 30, 2004 compared to $4.6 million in the quarter ended June 30, 2003. The decrease in research and development expense is due primarily to cost savings associated with the January 2004 restructuring. These costs increased as a percent of revenue due to a decrease in revenue, as described above.

        Software research and development expense consists primarily of the employment-related costs of personnel associated with developing new products, enhancing existing products, testing software products and developing product documentation. Software research and development expense is capitalized in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86). Capitalized software development costs consist primarily of the employment-related costs and consulting fees paid to consultants in relation to the development of products that have not yet been released.

        The following table shows the breakout of research and development costs and the amount of capitalized software development for the periods indicated:

	Three Months Ended June 30, 2004

	2004	2003	% Change

Research and development:
Gross software development costs	$5.1	$5.7	-11%
Capitalized software development costs	(0.9)	(1.1)	-14%

Total research and development costs	$4.1	$4.6	-10%

        Sales and marketing expenses decreased by 13% to $7.8 million in the quarter ended June 30, 2004 compared to $9.0 million in the quarter ended June 30, 2003. The decrease in sales and marketing expenses is primarily attributable to lower head-count. These costs have increased as a percent of revenue due to a decrease in revenue, as described above.

        General and administrative expenses decreased 10% to $4.0 million in the quarter ended June 30, 2004 compared to $4.5 million in the quarter ended June 30, 2003. The decrease in general and administrative is due to lower head-count and lower corporate charges as a result of the spin-off of the PDD business. These costs have increased as a percent of revenue due to a decrease in revenue, as described above.

        Net interest and other income decreased 35% to $0.6 million in the quarter ended June 30, 2004 compared to $0.9 million in the quarter ended June 30, 2003. The decrease is due to lower average investment balances as the Company made a capital contribution to PDD under the terms of the spin-off agreement.

        Provision for income tax expense decreased to $0.1 million for the quarter ended June 30, 2004 compared to $0.4 million for quarter ended June 30, 2003. The decrease is due to the increased loss.

        Loss from discontinued operations increased to $1.1 million for the one month ended April 30, 2004, which is the date of the spin-off of the PDD business, compared to $0.3 million loss in the quarter ended June 30, 2004. The Company will not incur any further discontinued operation losses in the future from the PDD business.

        A net loss of ($6.2) million or ($.25) per share was reported for the June 2004 quarter compared to a net loss of ($3.8) million or ($.16) per share recognized in the June 2003 quarter. The results for the June 2004 quarter included a net loss from discontinued Pharmacopeia Drug Discovery (PDD) operations of ($1.1) million. The comparable net loss from the discontinued PDD operations in the June 2003 quarter was ($345) thousand. The loss from discontinued operations represented ($.05) per share in 2004 and ($.01) per share in 2003.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its activities to date primarily through the sale of equity securities, software licenses, software maintenance and related services. Also, prior to the spin-off of PDD funding was provided through the sale of drug discovery services. As of June 30, 2004, the Company had cash, restricted cash, cash equivalents, and marketable securities of $83.8 million compared to $141.6 million as of March 31, 2004. On April 30, 2004, the Company made a capital contribution to PDD of $46.5 million in cash and securities and incurred costs of approximately $ 2.3 million which were accrued at March 31, 2004 and the majority of which were paid during the quarter ended June 30, 2004.

        Cash used in operations increased by $6.2 million in the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. The increase is primarily attributable to an increased loss, payments made under the January 2004 restructuring plan and payments made pursuant to the spin-off of PDD, as referred to above. Cash provided by investing activities increased by $51.1 million in the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003 due to the sale of marketable securities to fund the capital contribution to the PDD business under the contractual agreements of the spin-off. Cash provided by financing activities increased by $0.4 million in the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003 due to option exercises.

        The following summarizes our long-term contractual obligations as of March 31, 2004 (in thousands). This table has been updated from the Company’s most recently filed 10-K to include the effects of the assignment of the PDD leases to PDD, the guarantee of the PDD leases and the corporate facility lease in San Diego, discussed in footnotes 6 and 7 above.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Operating leases	$45,645	$3,909	$7,571	$7,129	$27,036

Total	$45,645	$3,909	$7,571	$7,129	$27,036

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

        The Company anticipates that its existing capital resources will be adequate to fund the Company’s operations at least through the next twelve months. However, there can be no assurance that changes will not occur that would consume available capital resources before then. The Company’s capital requirements depend on numerous factors, including the ability of the Company to continue to generate software sales, competing technological and market developments, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, and acquisitions of other businesses or technologies. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all. The Company’s forecasts of the period of time through which its financial resources will be adequate to support its operations are forward looking information, and actual results could vary. The factors described earlier in this paragraph will impact the Company’s future capital requirements and the adequacy of its available funds.

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

CERTAIN RISKS RELATED TO THE SPIN-OFF OF PDD

        There can be no assurance that Accelrys will be successful on a stand-alone basis. Our Board of Directors approved the plan to separate the Accelrys and PDD businesses through the spin-off to our stockholders of 100% of the outstanding shares of common stock of PDD which transaction was completed on April 30, 2004. The transaction has resulted in PDD being an independent, publicly-traded company.

        We believe that separating PDD from Accelrys will resolve difficulties we have encountered regarding the effective operation and development of the two businesses within a single publicly-traded corporation. We further believe the spin-off will enhance the performance of Accelrys by providing the company with greater focus on its software business and with a clearer story to enable investors to better evaluate the company and assign an appropriate market valuation. There can be no assurance that Accelrys, as a stand-alone entity, will be able to benefit from these items.

        Accelrys has not been an independent company, and will no longer be able to rely on the financial and other resources and the cash flows generated from the combined Accelrys and PDD operations. Previously, we operated our businesses as part of a broader corporate organization rather than as a stand-alone company. Historically, certain corporate functions had been centralized for PDD and Accelrys; after a transition period following the distribution, each company will be responsible for fulfilling these functions independently. Our estimates concerning the costs for independent corporate administrative functions (such as overhead functions, corporate governance, securities compliance, exchange listing and investor relations services) may be substantially lower than the actual costs incurred. As a result, it will be difficult for anyone to accurately forecast future operating performance for Accelrys. Further, Accelrys may need to obtain financing on a stand-alone basis after the spin-off, which may be difficult because financial and other resources may not be as strong as they were prior to the distribution. Any future financing will have to be raised without reference to or reliance on the financial condition of the historical consolidated company. There can be no assurance that Accelrys will be able to obtain financing after the distribution on acceptable terms, or at all.

        The combined market value of our shares and those of PDD after the spin-off may not be equal to or greater than the market value of our shares prior to the distribution. There is no assurance that an active public market for our common stock will be sustained. In addition, the smaller size of the market capitalization of the Company after the distribution compared to our market capitalization prior to the distribution may result in our loss of stock research analyst coverage, which could adversely impact each entity’s stock market following. Further, the market price of our stock may fluctuate substantially, as in recent years the stock market has experienced significant price and volume changes and the Company’s stock price has been volatile. In addition, following the distribution, our current stockholders will now own separate securities in PDD and the Company. The possibility remains that some stockholders may sell shares of our common stock for various reasons, including the fact that the business profile or market capitalization of that entity as a stand-alone company does not fit their investment objectives. Given the large concentration of our stockholdings among our top six stockholders, substantial sales of shares by one or more of these stockholders could depress the market price for our shares.

        If the distribution is taxable, stockholders could be required to pay tax on the fair market value of the shares of PDD common stock received, and we could incur a corporate tax liability. If the spin-off fails to qualify as a tax-free distribution for U.S. federal income tax purposes, our stockholders who received PDD shares would be treated as if they had received a taxable distribution in an amount equal to the fair market value of the PDD common stock received. In such event, a corporate income tax could also be payable by us on the excess of the fair market value of the PDD stock over our adjusted tax basis in the stock. Further, even if the distribution is tax-free to our stockholders, we could be subject to corporate income tax on any gain inherent in PDD’s stock if one or more persons acquire a 50% or greater interest in PDD as part of a plan or series of related transactions that included the spin-off.

        We may be required to indemnify PDD, or may not be able to collect on indemnification rights from PDD. As part of the spin-off, we and PDD have agreed to indemnify one another after the distribution with respect to the indebtedness, liabilities and obligations that will be retained by our respective companies. One such obligation includes a guarantee by us of PDD’s obligations under the existing New Jersey laboratory and headquarters leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be significant. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any required payment by PDD or us could have a material adverse effect on its or our business, and any failure by PDD or us to satisfy its obligations could have a material adverse effect on the other company’s business.

CERTAIN RISKS RELATED TO OUR BUSINESS

         Pharmaceutical and biotechnology companies may discontinue or decrease their use of our services and products. We are dependent on pharmaceutical and biotechnology companies. These companies (together with diversified chemical and other industrial companies) comprise the principal market for our Accelrys modeling, simulation, data analysis and related software products and services. In addition, these companies have frequently utilized outside software vendors for key tools used in drug discovery and chemical development, rather than developing needed information and analysis tools internally. Our revenue depends to a large extent on research and development expenditures by the pharmaceutical, biotechnology, and chemical industries, particularly companies in these industries adding new and improved technologies to accelerate their drug discovery and chemical development initiatives. The willingness of these companies to expand or continue is dependent on the benefits of new software tools versus their costs of licensure. Since a large proportion of our software customers license our products on an annual basis or buy maintenance contracts from us annually, if their spending priorities shift, our revenue may be impacted. Also, general economic downturns in our customers’ industries or any decrease in research and development expenditures could harm our operations.

         Our ability to increase revenue and grow our business is dependent upon our success in adding new customers and expanding our existing customer relationships. In order to generate the additional revenue needed to grow, we must add new customers and retain, and expand upon, our existing customer relationships. These efforts depend significantly upon, among other factors:

  our successful development of new products;
  the success of our business development, sales and marketing efforts; and
  the willingness of current and potential biotechnology, pharmaceutical, chemical, petrochemical and diversified technology customers to invest in new modeling, simulation and informatics solutions.

        If we are unable to add revenue from additional or expanded customer relationships, we may not be able to grow our business.

         Our future profitability is uncertain. We generated losses in 2002, 2003, the three months ended March 31, 2004 and June 30, 2004. Continuing net losses may limit our ability to fund our operations and we may not generate income from operations in the future. Our future profitability depends upon many factors, including several that are beyond our control. These factors include:

  changes in the demand for our products and services,;
  the introduction of competitive software;
  our ability to license desirable technologies;
  changes in the research and development budgets of our customers and potential customers; and
  our ability to successfully, cost effectively and timely develop, introduce and market new products, services and product enhancements.

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

         We may be unable to develop strategic relationships with large pharmaceutical, biotechnology, chemical and technology companies. A component of our business strategy is to develop strategic relationships with larger pharmaceutical, biotechnology, chemical and technology companies. We believe that through such relationships we can add revenue, expand our distribution channels, maximize our research and development resources, improve our competitive position and increase market awareness and acceptance of scientific software products. To date, we have entered into significant strategic relationships with such companies as IBM, Oracle and HP. There can be no assurance that any such relationship will continue, that relationships with similar large organizations can be developed, or that any such existing or new alliances will produce substantial revenue or profit opportunities.

         We are subject to risks associated with the operation of an international business. For the three months ended June 30, 2004, approximately 56% of the Company’s consolidated revenue was derived from customers outside the United States, both through international subsidiaries and on an export basis. Approximately 26% of our revenue was derived from customers in Europe and approximately 30% was derived from customers in the Asia/Pacific region. We anticipate that international revenue will continue to account for a significant percentage of future overall revenue. Our international operations continue to expand, with functions such as software development, sales and customer support increasingly being performed outside the United States. In this connection, we intend to continue the expansion of our development center in Bangalore, India.

        Our non-U.S. operations are subject to risks inherent in the conduct of international business, including:

  unexpected changes in regulatory requirements;
  longer payment cycles;
  currency exchange rate fluctuations;
  import and export license requirements;
  tariffs and other barriers;
  political unrest, terrorism and economic instability;
  disruption of our operations due to local labor conditions;
  limited intellectual property protection;
  difficulties in collecting trade receivables;
  difficulties in managing distributors or representatives;
  difficulties in managing an organization spread over various countries;
  difficulties in staffing foreign subsidiary or joint venture operations; and
  potentially adverse tax consequences.

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

         Investments in Sales and Business Development Efforts. Accelrys products and services involve lengthy sales and business development cycles, often requiring us to expend considerable financial and personnel resources without any assurance that revenue will be recognized. These sales and business development cycles typically are long for a number of reasons. Software sales cycles are impacted by the time and resources required to educate potential customer organizations as to the value and comparative advantages of our products. As a result, we may expend substantial funds and effort to negotiate agreements for collaborative relationships, services and products, but may ultimately be unable to consummate the related transaction. In these circumstances, our results of operations and ability to achieve profitability are adversely affected.

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

         Our operations may be interrupted by the occurrence of a natural disaster or other catastrophic event at our primary facilities. Our research and development operations and administrative functions are primarily conducted at our facilities in San Diego, California, Cambridge, United Kingdom, and Bangalore, India. Although we have contingency plans in effect for natural disasters or other catastrophic events, catastrophic events could still disrupt our operations. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. Any natural disaster or catastrophic event in our facilities or the areas in which they are located could have a significant negative impact on our operations.

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

         As institutions hold the majority of our Common Stock in large blocks, substantial sales by these stockholders could depress the market price for our shares. As of July 2004, the top ten institutional holders of our common stock held approximately 53% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

         If we consume cash more quickly than expected, we may be unable to raise additional capital and we may be forced to curtail operations. We anticipate that our existing capital resources will be adequate to fund our operations for at least the next twelve months. However, changes may occur that would consume available capital resources before that time. Our capital requirements will depend on numerous factors, including:

  costs associated with software sales;
  competing technological and market developments;
  the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of related litigation;
  the purchase of additional capital equipment; and
  acquisitions of other businesses or technologies.

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

         If we choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or to successfully integrate an acquired business or technology in a cost-effective and non-disruptive manner. From time to time, we may choose to acquire complementary businesses, products or technologies instead of developing them ourselves. We do not know if we will be able to complete any acquisitions, or whether we will be able to successfully integrate any acquired businesses, operate them profitably or retain their key employees. Integrating any business, product or technology we acquire could be expensive and time-consuming, disrupt our ongoing business and distract company management. In addition, in order to finance any acquisition, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on less than favorable terms and, in the case of equity financing that may result in dilution to our stockholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer. In addition, under certain circumstances, amortization of assets or charges resulting from the costs of acquisitions could harm our business and operating results.

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

  overall product performance;
  ease of implementation and use;
  accuracy of simulation;
  breadth and integration of product offerings;
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

         Third parties may have filed patent applications of which we may or may not have knowledge, and which may adversely affect our business. Patent applications in the U.S. are maintained in secrecy for 18 months from filing or until a patent issues. Under certain circumstances, patent applications are never published but remain in secrecy until issuance. As a result, others may have filed patent applications for products or technology covered by one or more pending patent applications upon which we are relying. There may be third-party patents, patent applications and other intellectual property or information relevant to our software, chemical compositions and other technologies which are not known to us and that block or compete with our software or other technologies, or limit the scope of patent protection available to us. Moreover, from time to time, patents may issue which block or compete with our software or other technologies, or limit the scope of patent protection available to us. Litigation may be necessary to enforce patents issued to us or to determine the scope and validity of the intellectual property rights of third parties.

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

         A patent issued to us may not be sufficiently broad to protect adequately our rights in intellectual property to which the patent relates. Even if patents are issued to us, these patents may not sufficiently protect our interest in our software or other technologies because the scope of protection provided by any patents issued to or licensed by us are subject to the uncertainty inherent in patent law. Third parties may be able to design around these patents or develop unique products providing effects similar to our products. In addition, others may discover uses for our software or technologies other than those uses covered in our patents, and these other uses may be separately patentable. A number of pharmaceutical and biotechnology companies, software organizations and research and academic institutions, have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, patent applications or patents may conflict with our technologies, patent applications or patents. These conflicts could also limit the scope of patents, if any, that we may be able to obtain, or result in the denial of our patent applications.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to various market risks consisting primarily of changes in foreign currency exchange rates. The Company’s international sales generally are denominated in local currencies. In the quarter ended June 30, 2004, approximately 56% of the Company’s consolidated revenue was derived from customers outside the United States (including 26% from customers in Europe and 30% from customers in the Asia/Pacific region). As such, the Company’s exchange rate risk is greatest for Dollar/Euro and Dollar/Yen fluctuations. When deemed appropriate, the Company engages in exchange rate-hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations. At June 30, 2004, the Company had no hedging transactions in effect.

The Company does not use derivative financial instruments for trading or speculative purposes. However, the Company regularly invests excess cash in money markets and time deposits that are subject to changes in short-term interest rates. The Company believes that the market risk arising from holding these financial instruments is minimal.

The Company’s exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on its investment portfolio since the Company has minimal debt. The Company ensures the safety and preservation of invested funds by limiting default risks, market risk, and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company’s interest sensitive financial instruments at June 30, 2004.

Item 4. Controls and Procedures

        The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. There were no material changes in the Company’s internal control over financial reporting during the three months ended June 30, 2004.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not a party to any material litigation and is not aware of any threatened material litigation.

Item 2.	Changes in Securities and Use of Proceeds – None

Item 3.	Defaults upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders -None

Item 5.	Other Information – None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits - See Exhibit Index

(b) Reports on Form 8-K

(i)	Current report on Form 8-K filed April 9, 2004 reporting that a press release was issued announcing that the proposed spin-off of Pharmacopeia Drug Discovery, Inc. is expected to occur by the end of April 2004.

(ii)	Current report on Form 8-K filed April 15, 2004 reporting that a press release was issued announcing the declaration of a dividend of all the outstanding shares of common stock of Pharmacopeia Drug Discovery, Inc., the drug discovery business being spun off by the Company.

(iii)	Current report on Form 8-K filed April 19, 2004, the Company issued a press release announcing the that the Securities and Exchange Commission has declared effective the registration statement on Form 10 of Pharmacopeia Drug Discovery, Inc. (“PDD”).

(iv)	Current report on Form 8-K filed April 20, 2004 reporting that a press release was issued announcing that the Securities and Exchange Commission has declared effective the registration statement on Form 10 of Pharmacopeia Drug Discovery, Inc. (“PDD”).

(v)	Fair disclosure report on Form 8-K filed April 22, 2004 reporting that a press release was issued that the Company expects to make presentations concerning its business to certain investors.

(vi)	Current report on Form 8-K filed May 3, 2004 reporting that a the Company, then the sole stockholder of Pharmacopeia Drug Discovery, Inc. (“PDD”), distributed all outstanding shares of common stock, par value $.01 per share, of PDD to the holders of common stock of the Company.

(vii)	Current report on Form 8-K filed on May 5, 2004 reporting that the Company issued a press release announcing the financial results for the quarter ended March 31, 2004.

25 SIGNATURE Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELRYS, INC. By: /s/John J. Hanlon John J. Hanlon Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Chief Financial Officer) Date: August 6, 2004

ACCELRYS, INC.

INDEX TO EXHIBITS

No.	EXHIBIT
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________________ 27