Form 10-Q
period 2004-09-30
ACCELRYS, INC.
filed 2004-11-09
CIK 1002388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number: 0-27118

ACCELRYS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0557266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9685 Scranton Road, San Diego, California	92121-1761
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒         No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 29, 2004
Common Stock, $.0001 par value	26,508,671 shares

ACCELRYS, INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

Accelrys, Inc.

Consolidated Balance Sheets

(Dollars and share amounts in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)	(note 1)
ASSETS
Current assets:
Cash and cash equivalents	$19,935	$26,985
Restricted cash	7,133	—
Marketable securities	39,584	106,546
Trade receivables, net of allowance for doubtful accounts of $219 and $505, respectively	11,804	39,780
Prepaid expenses and other current assets	6,182	4,197
Current assets of discontinued operations	—	3,994
Total current assets	84,638	181,502

Property and equipment, net	7,908	8,441
Goodwill	37,809	34,072
Intangible assets	16,300	—
Software development costs, net of accumulated amortization of $29,123 and $26,555, respectively	7,766	7,634
Other assets	852	960
Long-term assets of discontinued operations	—	7,058
Total assets	$155,273	$239,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,229	$1,850
Accrued liabilities	16,984	18,819
Deferred revenue, current portion	25,978	24,595
Current liabilities of discontinued operations	—	6,420
Total current liabilities	44,191	51,684

Deferred revenue, long-term	3,541	4,924
Lease guarantee, long-term	682	—
Long-term liabilities of discontinued operations	—	325

Stockholders’ equity:
Preferred stock, $.0001 par value, 2,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 40,000 shares authorized, 26,508 and 24,949 shares issued, respectively	2	2
Additional paid-in capital	252,640	287,592
Unearned compensation	(1,920)	(536)
Lease guarantee	(730)	—
Treasury stock, 644 shares	(8,340)	(8,340)
Accumulated deficit	(135,344)	(97,318)
Accumulated comprehensive income	551	1,334
Total stockholders’ equity	106,859	182,734
Total liabilities and stockholders’ equity	$155,273	$239,667

See accompanying notes to these unaudited consolidated financial statements.

Accelrys, Inc.

Consolidated Statements of Operations

(Dollars in thousands, except per share data, unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2004	2003	2004	2003

Revenue	$14,277	$17,675	$28,458	$36,765
Cost of revenue	3,137	5,156	6,923	10,170
Gross margin	11,140	12,519	21,535	26,595

Research and development	4,382	4,222	8,505	8,808
Sales and marketing	7,471	7,170	15,240	16,127
General and administrative	3,680	4,214	7,689	8,689
Write-off of in-process research and development	700	—	700	—
Total operating costs and expenses	16,233	15,606	32,134	33,624
Operating loss from continuing operations	(5,093)	(3,087)	(10,599)	(7,029)
Interest and other income, net	489	1,194	1,074	2,093
Loss from continuing operations before provision for income taxes	(4,604)	(1,893)	(9,525)	(4,936)
Provision for income taxes	479	215	614	591
Loss from continuing operations	(5,083)	(2,108)	(10,139)	(5,527)
Discontinued operations:
Loss from discontinued operations	—	(27)	(1,117)	(370)
Net loss	$(5,083)	$(2,135)	$(11,256)	$(5,897)

Loss from continuing operations per share:
- Basic and diluted	$(0.21)	$(0.09)	$(0.42)	$(0.23)

Loss from discontinued operations per share:
- Basic and diluted	$—	$(0.00)	$(0.05)	$(0.02)

Net loss per share:
- Basic and diluted	$(0.21)	$(0.09)	$(0.46)	$(0.25)

Weighted average shares of common stock outstanding:
- Basic and diluted	24,463	23,813	24,393	23,760

See accompanying notes to these unaudited consolidated financial statements.

Accelrys, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Six Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(11,256)	$(5,897)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	2,221	2,216
Amortization	1,683	2,792
Write-off in-process research and development	700	—
Contribution of stock to 401(k) members	179	514
Amortization of unearned compensation	292	—
Non-cash compensation	—	20
Changes in assets and liabilities:
Trade receivables	(139)	583
Prepaid expenses and other current assets	(1,730)	2
Other assets	(14)	(80)
Accounts payable	(4,468)	159
Accrued liabilities	(952)	1,249
Deferred revenue	(214)	(4,812)
Net cash used by operating activities	(13,698)	(3,254)
INVESTING ACTIVITIES:
Capital expenditures	(1,818)	(1,896)
Increase in capitalized software development costs	(1,716)	(2,168)
Acquisition of business, net of cash acquired	(10,471)	—
Purchases of marketable securities	(40,226)	(41,466)
Proceeds from sales of marketable securities	94,840	41,103
Net cash provided/(used) in investing activities	40,609	(4,427)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,326	1,093
Principal payments on leases payable	—	(6)
Net cash provided by financing activities	1,326	1,087
Exchange rate effect on cash and cash equivalents	(273)	190
Net cash used in discontinued operations	(47,733)	(787)
Net decrease in cash and cash equivalents	(19,769)	(7,191)
Cash and cash equivalents, beginning of period	39,704	31,579
Cash and cash equivalents, end of period	$19,935	$24,388

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest expense	$3	$—
Income tax expense	$232	$136

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

2.  Business Combinations

On September 27, 2004, the Company acquired 100 percent of the outstanding common shares of SciTegic, Inc. (SciTegic).  The results of SciTegic’s operations have been included in the consolidated financial statements since that date.  SciTegic is a leading provider of workflow software solutions for the research science market.  The primary reason for the acquisition was to complement the Company’s existing product offerings.

The aggregate purchase price was $20.4 million including $12.9 million of cash and common stock valued at $7.5 million.  The value of the 1,166,218 common shares issued was determined based on the average market price of Accelrys’ common shares over the period including two days before and after the terms of the acquisition were agreed to and announced.

Pursuant to the terms of the merger agreement, $3.2 million in cash and $2.1 million in stock is held in escrow accounts.  A portion of the cash escrow will be released to the former SciTegic stockholders subject to the settlement of an ongoing negotiation with a SciTegic distributor.  The remaining cash escrow will be released September 27, 2005.  The stock held in escrow will be released in four semi-annual installments to former SciTegic stockholders upon the condition that the two founders of SciTegic remain employees of Accelrys through the period.

The value of the shares held in escrow relates to the continued employment of the two founders of SciTegic and therefore resulted in deferred compensation of $1.3 million as of September 30, 2004. Additionally, the Company converted SciTegic employees’ unvested stock options into unvested options in the Company resulting in deferred compensation of $0.2 million as of September 30, 2004.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  Accelrys is in the process of obtaining the final third-party valuations of certain intangible assets; thus, the allocation of the purchase price is considered preliminary and subject to refinement.

At September 27, 2004 (in thousands)
Current assets		$3,471
Property and equipment		163
Research and development assets		700
Other long-term assets		21
Intangible assets not subject to amortization -
Trademark/Tradename		3,800
Intangible assets subject to amortization -
Developed Technology (seven year useful life)	6,000
Customer Relationships (ten year useful life)	5,400
Backlog (two and one-half year useful life)	800
Contract based (seven year useful life)	300
		12,500
Goodwill		4,237
Total assets acquired		24,892

Current liabilities		(2,297)
Deferred revenue		(2,172)
Long-term liabilities		(15)
Total liabilities acquired		(4,484)

Net assets acquired		$20,408

The $0.7 million assigned to research and development assets were written off at the date of acquisition in accordance with FASB Interpretation No.4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.  Those write-offs are included in the Statement of Operations as a separate line item.

Of the $4.2 million assigned to goodwill, there will be no deduction for tax purposes as this was a stock acquisition.

Assuming the acquisition had occurred on April 1 of the following respective years, the pro forma consolidated results of operations would be as follows (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2004	2003	2004	2003

Total revenue	$16,221	$19,160	$32,272	$39,675
Net loss	556)	(2,145)	(11,500)	(6,081)

Net loss per share:
Basic and diluted	$(0.23)	$(0.09)	$(0.47)	$(0.26)

3.  Net Loss Per Share

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

Had the Company followed the fair value measurement provisions of SFAS 123, the following table summarizes the pro forma net loss and pro forma net loss per share that would have been recorded (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net loss:
As reported	$(5,083)	$(2,135)	$(11,256)	$(5,897)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,736)	(3,091)	(4,032)	(6,192)
Pro forma	$(6,819)	$(5,226)	$(15,288)	$(12,089)
Basic and diluted net loss per common share:
As reported	$(0.21)	$(0.09)	$(0.46)	$(0.25)
Pro forma	$(0.28)	$(0.22)	$(0.63)	$(0.51)

The fair value of each option granted during 2004 and 2003 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003
Dividend yield	0%	0%
Expected volatility	69.76%	86.49%
Risk-free interest rate	3.35%	3.74%
Expected life (years)	3.8	6.5

5.  Restructuring

During the third quarter of 2002, the Company announced that it was undertaking various actions to restructure its operations to improve its overall financial performance.  As of September 30, 2004 the remaining obligation under this restructuring was related to a closure of a facility. The following table summarizes the activity and balance of the restructuring liability during the quarter ended September 30, 2004 (dollars in thousands):

Costs to Exit Lease Obligations
Balance at June 30, 2004	$1,040
Utilization of Reserves:
Cash	(59)
Balance at September 30, 2004	$981

During the quarter ended March 31, 2004, the Company executed a restructuring plan for the purpose of making Research and Development activities more efficient and reducing general and administrative costs.  The restructuring effort included a reduction in force of 73 Accelrys employees, of which all had been communicated to by March 31, 2004 and terminated as of June 28, 2004.  As a result, restructuring related charges of approximately $2.8 million were recognized as operating expense during the quarter ended March 31, 2004.

The following table summarizes the activity and balance of the restructuring reserve liability during the quarter ended September 30, 2004 (dollars in thousands):

Severance Cost for Involuntary Employee Terminations
Balance at June 30, 2004	$89
Ultization of Reserves:
Cash	(76)
Balance at September 30, 2004	$13

6.  Spin-off of Pharmacopeia Drug Discovery, Inc.

On April 30, 2004 the Company completed the spin-off of PDD into an independent, separately traded, publicly held company through the distribution to the Company’s stockholders of a dividend of one share of PDD common stock for every two shares of Accelrys common stock. The Company has received an opinion of counsel that the transaction qualified for treatment as a tax-free spin-off.  As a result of this transaction, the Company made a capital contribution of $46.5 million to PDD and incurred costs of approximately $2.3 million which were accrued at March 31, 2004, and the majority of which were paid during the six months ended September 30, 2004. For the one-month period ended April 30, 2004, the discontinued PDD operations had revenue of $1.3 million and a pretax loss of $(1.1) million.

7.  Guarantee

On April 30, 2004, the landlords of the New Jersey facilities related to the PDD operations consented to the assignment of the leases to PDD.  Despite the assignment, the landlords required Accelrys to guarantee the remaining lease obligations representing approximately $32.2 million in future payments through April 2016.  The probability weighted fair market value of this guarantee was calculated in accordance with Financial Accounting Standard Board Interpretation No. 46 (FIN 46) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and resulted in a remaining liability of $0.7 million in short- and long-term liabilities as of September 30, 2004.

8.  Restricted Cash

At September 30, 2004, the Company has a restricted cash balance of $7.1 million consisting of two separate accounts.  During the June 2004 quarter, the Company signed a nine-year sublease agreement for corporate facilities in San Diego.  Under the terms of the sublease, the Company was required to place $6.6 million in a restricted cash account to ensure performance under the sublease agreement.  The cash restriction decreases over the term of the sublease agreement.

Additionally, $0.5 million of cash is restricted under the transition services agreement with PDD in which the Company agreed to provide certain infrastructure to PDD over a one-year term.  At the end of the term, any remaining cash will be released back to Accelrys.

9.  Income Taxes

The Company accounts for income taxes using the liability method.  Under the liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial carrying amounts and the tax basis of existing assets and liabilities.  The provision for income taxes is based on the Company’s estimates for taxable income of the various legal entities and jurisdictions used in which it operates.

10.  Variable Interest Entity

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen.  FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interest and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both.  A variable interest holder that consolidates the VIE is called the primary beneficiary.  Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest.  FIN 46 also requires disclosures about VIE’s that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

FIN 46 was effective immediately for VIE’s created after January 31, 2003.  The provisions of FIN 46, as revised, were adopted as of December 31, 2003, for the Company’s interest in all VIE’s.  In October 2004, the FASB revised FIN 46 to include rabbi trusts as a VIE since the company sponsoring the rabbi trust is the primary beneficiary in the event of bankruptcy.  The Company established a rabbi trust in March 2000 for the benefit of directors and officers of the Company under its deferred compensation plan.  Since the rabbi trust’s inception, the assets of the rabbi trust have been consolidated in the Company’s other current assets and the liabilities have been consolidated in the Company’s accrued liabilities, which as of September 30, 2004 were $2.7 million.  Any losses incurred by the rabbi trust are borne by the Company’s directors and officers and not the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Financial Statements and related notes included elsewhere in this Form 10-Q, and also in conjunction with the Consolidated Financial Statements and related notes included in our Form 10-K for the year ended December 31, 2003.

This report, including, without limitation, this section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding us and our business, financial condition, results of operations, and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report.  Examples of forward-looking statements herein include statements regarding the launch of our Nanotechnology Consortium, our capital requirements, and capital resources.  Additionally, statements concerning future matters such as the development of new products, enhancements of technologies, possible changes in legislation, and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us.  Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.

The Report describes certain risk factors and uncertainties that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

BUSINESS OVERVIEW

We are a leading provider of software for computation, simulation, and the management and mining of scientific data used by biologists, chemists and materials scientists, including nanotechnology researchers, for product design as well as drug discovery and development. Our technology and services are designed to meet the needs of today’s leading research organizations.

On April 30, 2004, we spun off our drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. (“PDD”), which integrates proprietary small molecule combinatorial and medicinal chemistry, high-throughput screening, in-vitro pharmacology, computational methods and informatics to discover and optimize lead compounds and drug candidates.  The spin-off of PDD resulted in PDD becoming an independent, separately traded, publicly held company.  This was accomplished through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of Accelrys common stock.

 On September 27, 2004, the Company acquired 100 percent of the outstanding common shares of SciTegic, Inc. (SciTegic).  The results of SciTegic’s operations have been included in the consolidated financial statements since that date.  SciTegic is a leading provider of workflow software solutions for the research science market.  The primary reason for the acquisition was to complement the Company’s existing product offerings.

As of September 30, 2004, we employed approximately 570 employees.  We are headquartered in San Diego, California.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	For the Three Months Ended September 30,
	2004	**	2003	**	Percent Change
Revenue	$14,277	100%	$17,675	100%	-19%
Cost of revenue	3,137	22%	5,156	29%	-39%
Gross Margin	11,140	78%	12,519	71%	-11%

Research and development	4,382	31%	4,222	24%	4%
Sales and marketing	7,471	52%	7,170	41%	4%
General and administrative	3,680	26%	4,214	24%	-13%
Write-off of in-process research and development	700	5%	—	0%	100%
Total operating costs and expenses	16,233	114%	15,606	88%	4%
Operating loss from continuing operations	(5,093)	-36%	(3,087)	-17%	65%
Interest and other income, net	489	3%	1,194	7%	-59%
Loss from continuing operations before provision for income taxes	(4,604)	-32%	(1,893)	-11%	143%
Provision for income taxes	479	3%	215	1%	123%
Loss from continuing operations	(5,083)	-36%	(2,108)	-12%	141%
Discontinued operations:
Loss from Discontinued Operations	—	0%	(27)	0%	-100%
Net Loss	$(5,083)	-36%	$(2,135)	-12%	138%

** Line items expressed as a percent of revenue in the respective periods.

Revenue decreased 19% to $14.3 million in the quarter ended September 30, 2004 compared to $17.7 million reported in the quarter ended September 30, 2003.  The decrease in revenue was attributed principally to the transition to subscription accounting for annual and multi-year licenses. In January 2004 we began offering a new license to our customers which requires subscription accounting. Under this new license, revenue is recognized ratably over the license term.  This contrasts with our previous annual license offering, whereby we recognized 64% of the license revenue in the quarter in which the license was executed and amortized the other 36% of the revenue over the remaining term of the contract to reflect the costs of post-sales support.  Under this new license, the unrecognized revenue, amortized over the remaining term of the agreement, will be accounted for as “deferred revenue” on the balance sheet.  The Company also licenses its software on perpetual licenses whereby we recognize 85% of the license revenue in the quarter in which the license is executed and amortize the remaining 15% of the revenue over the term of the maintenance agreement.

Cost of revenue was 39% lower at $3.1 million in the quarter ended September 30, 2004 compared to $5.2 million in the quarter ended September 30, 2003.  Lower royalties, client service costs and documentation and shipping costs were offset by higher amortization of previously capitalized software development costs. In addition, $0.7 million of amortization expense related to purchased technology was recorded in the 2003 quarter.

Research and development expenses were 4% higher in the September 2004 quarter at $4.4 million when compared to the $4.2 million recorded in the quarter ended September 30, 2003. Lower personnel-related costs were offset by lower capitalization of software development costs. Additionally, in the quarter ended September 30, 2003 about $0.6 million of expenses were allocated from research and development to client service costs in cost of revenue as developers were involved in revenue generating activities. In the September 2004 quarter the amount allocated was minor. We have now staffed the pre- and post- sales support department to reduce the need of requiring developers in the fulfillment of revenue generating service opportunities.

Research and development expense consists primarily of the employment-related costs of personnel associated with developing new software products, enhancing existing products, testing and developing product documentation. Software research and development expense is capitalized in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86).  Capitalized software development costs consist primarily of the employment-related costs and consulting fees paid to consultants in relation to the development of products that have not yet been released.

The following table shows the breakout of research and development costs and the amount of capitalized software development for the periods indicated:

	Three Months Ended September 30,
	2004	2003	% Change
Research and development:
Gross software development costs	$5.1	$5.2	-2%
Capitalized software development costs	(0.7)	(1.0)	-27%
Total research and development costs	$4.4	$4.2	4%

Sales and marketing expenses increased by 4% to $7.5 million in the quarter ended September 30, 2004 compared to $7.2 million in the quarter ended September 30, 2003. Lower marketing expenses were offset by higher sales commissions and the expenses related to our New Business Development Group which was established during calendar 2004.

General and administrative expenses decreased 13% to $3.7 million in the quarter ended September 30, 2004 compared to $4.2 million recorded in the quarter ended September 30, 2003.  The decrease in general and administrative is due to lower head-count and lower corporate charges as a result of the spin-off of PDD.

Write-off of in-process research and development costs. As a result of the valuation of the assets acquired in the acquisition of SciTegic on September 27, 2004, we recorded a write-off of $0.7 million related to the portion of the purchase price allocated to in-process research and development.

Net interest and other income was $489 thousand in the quarter ended September 30, 2004 compared to $1.2 million in the quarter ended September 30, 2003.  The decrease is due to lower average investment balances as the Company made a capital contribution to PDD under the terms of the spin-off agreement at April 30, 2004.

The provision for income tax expense was $0.5 million in the quarter ended September 30, 2004 compared to $0.2 million recorded in the quarter ended September 30, 2003.  The increase resulted from relatively higher income recognized in foreign jurisdictions.

A loss from discontinued operations of ($0.3) million was recorded in the quarter ended September 30, 2003 representing the net of revenues and expenses at PDD for such period. Since the spin-off was consummated on April 30, 2004, no amount of discontinued operations was realized in the quarter ended September 30, 2004.

A net loss of ($5.1) million or ($.21) per share was reported for the quarter ended September 30, 2004 compared to a net loss of ($2.1) million or ($.09) per share reported in the quarter ended September 30, 2003. The results for the quarter ended June 30, 2003 included a net loss from discontinued operations at PDD operations of $(0.3) million or ($.00) per share.

SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	For the Six Months Ended September 30,
	2004	**	2003	**	Percent Change

Revenue	$28,458	100%	$36,765	100%	-23%
Cost of revenue	6,923	24%	10,170	28%	-32%
Gross Margin	21,535	76%	26,595	72%	-19%

Research and development	8,505	30%	8,808	24%	-3%
Sales and marketing	15,240	54%	16,127	44%	-6%
General and administrative	7,689	27%	8,689	24%	-12%
Write-off of in-process research and development	700	2%	—	0%	100%
Total operating costs and expenses	32,134	113%	33,624	91%	-4%
Operating loss from continuing operations	(10,599)	-37%	(7,029)	-19%	51%
Interest and other income, net	1,074	4%	2,093	6%	-49%
Loss from continuing operations before provision for income taxes	(9,525)	-33%	(4,936)	-13%	93%
Provision for income taxes	614	2%	591	2%	4%
Loss from continuing operations	(10,139)	-36%	(5,527)	-15%	83%
Discontinued operations:
Loss from Discontinued Operations	(1,117)	-4%	(370)	-1%	202%
Net Loss	$(11,256)	-40%	$(5,897)	-16%	91%

** Line items expressed as a percent of revenue in the respective periods.

Revenue for the six months ended September 30, 2004 was  23%  lower at $28.5 million compared to revenue of $36.8 million reported in the six months ended September 30, 2003.  The decrease in revenue was attributed principally to the effects of transitioning from up-front revenue recognition to subscription revenue accounting as a result of contractual changes made to our licensing agreement and to lower orders. In addition about $0.7 million of revenue from consortia was recognized in the 2003 period while no comparable revenue was recognized in 2004 although we launched the Nanotechnology Consortium on July 1, 2004. Revenue from this new consortium is expected to be realized in future periods. Revenue from consulting was lower if the six months ended September 30, 2004 when compared to the six months ended September 30, 2003.

. In January 2004 we began offering a new license to our customers which requires subscription accounting. Under this new license, revenue is recognized ratably over the license term.  This contrasts with our previous annual license offering, whereby we recognized 64% of the license revenue in the quarter in which the license was executed and amortized the other 36% of the revenue over the remaining term of the contract to reflect the costs of post-sales support.  Under this new license, the unrecognized revenue, amortized over the remaining term of the agreement, will be accounted for as “deferred revenue” on the balance sheet.  The Company also licenses its software on perpetual licenses whereby we recognize 85% of the license revenue in the quarter in which the license is executed and amortize the remaining 15% of the revenue over the term of the maintenance agreement.

Cost of revenue was 32% lower at $6.9 million for the six months ended September 30, 2004 compared to $10.2 million in the six months ended September 30, 2003.  Lower royalties, client service costs and documentation and shipping costs were offset by higher amortization of previously capitalized software development costs. In addition, $1.6 million of amortization expense related to purchased technology was recorded in the 2003 while none was recorded in 2004.

Research and development expenses were 3% lower in the six months ended September, 30 2004 at $8.5 million compared to the $8.8 million recorded in the six months ended September 30, 2003. Lower personnel-related costs were offset by lower capitalization of software development costs. Additionally, in the quarter ended September 30, 2003 about $1.1 million of expenses was allocated from research and development to client service costs in cost of revenue as developers were involved in revenue generating activities. During the six months ended September 30, 2004 the amount allocated was about $0.1 million. We have now staffed the pre- and post- sales support department to reduce the need of requiring developers in the fulfillment of revenue generating service opportunities.

Research and development expense consists primarily of the employment-related costs of personnel associated with developing new software products, enhancing existing products, testing and developing product documentation. Software research and development expense is capitalized in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86).  Capitalized software development costs consist primarily of the employment-related costs and consulting fees paid to consultants in relation to the development of products that have not yet been released.

The following table shows the breakout of research and development costs and the amount of capitalized software development for the periods indicated:

	Six Months Ended June 30, 2004
	2004	2003	% Change
Research and development:
Gross software development costs	$10.2	$10.9	-7%
Capitalized software development costs	(1.7)	(2.1)	-20%
Total research and development costs	$8.5	$8.8	-3%

Sales and marketing expenses decreased by 6% to $15.2 million in the six months ended September 30, 2004 compared to $16.2 million in the six months ended September 30, 2003. Lower sales and marketing expenses were slightly offset by the expenses related to our New Business Development Group which was established during calendar 2004.

General and administrative expenses decreased 12% to $7.7 million in the six months ended September 30, 2004 compared to $8.7 million recorded in the six months ended September 30, 2003.  The decrease in general and administrative is due to lower head-count and lower corporate charges as a result of the spin-off of PDD.

Write-off of in-process research and development costs. As a result of the valuation of the assets acquired in the acquisition of SciTegic in September 2004, we recorded a write-off of $0.7 million related to the portion of the purchase price allocated to in-process research and development.

Net interest and other income was $1.1 million in the six month period ended September 30, 2004 compared to $2.1 million in the six months ended September 30, 2003. The decrease is due to lower average investment balances as we made a capital contribution to PDD under the terms of the spin-off agreement at April 30, 2004.

The provision for income tax expense was virtually flat at $0.6 million in the six months ended September 30, 2004 compared to $0.6 million in the six months ended September 30, 2003.

A loss from discontinued operations of ($1.1) million was recorded in the six months ended September 30, 2004 representing the net of revenues and expenses at PDD for such period. For the six months ended September 30, 2003 the loss was ($0.4) million.

A net loss of ($11.3) million or ($.46) per share was reported for the six months ended September 30, 2004 compared to a net loss of ($5.9) million or ($.25) per share reported in the same period ended September 30, 2003. In 2004 and 2003 the net loss included the losses from discontinued operations discussed above representing ($0.05) and ($0.02) per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our activities to date primarily through the sale of equity securities, software licenses, software maintenance and related services and interest income.  Also, prior to the spin-off of PDD, funding was provided through the sale of drug discovery services.  As of September 30, 2004, we had cash, restricted cash, cash equivalents, and marketable securities of $66.7 million compared to $141.6 million as of March 31, 2004. On April 30, 2004, we made a capital contribution to PDD of $46.5 million in cash and securities and incurred costs of approximately $2.3 million which were accrued at March 31, 2004 and the majority of which were paid during the six months ended June 30, 2004. On September 27, 2004, we paid $10.5 million in cash as part of the total purchase price of $20.4 million for the acquisition of SciTegic.

Cash used in operations increased by $10.4 million in the six months ended September 30, 2004 compared to the six months ended September 30, 2003.  The increase is primarily attributable to an increased loss, payments made under the January 2004 restructuring plan and payments made pursuant to the spin-off of PDD, as referred to above. Cash provided by investing activities increased by $45.0 million in the six months ended September 30, 2004 compared to the six months ended September 30, 2003 due to the sale of marketable securities to fund the capital contribution to the PDD business under the contractual agreements of the spin-off and cash paid for the acquisition of SciTegic.  Cash provided by financing activities increased by $0.2 million in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due to option exercises.

The following summarizes our long-term contractual obligations as of March 31, 2004 (in thousands).  This table has been updated from our most recently filed Report on Form 10-Q to include the effects of the assignment of the PDD leases to PDD, the guarantee of the PDD leases and the corporate facility lease in San Diego.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years

Operating leases	$47,579	$3,909	$7,979	$7,580	$28,111

Total	$47,579	$3,909	$7,979	$7,580	$28,111

We anticipate that our capital requirements may increase in future periods as a result of seasonal sales trends, additional research and development activities, and the acquisition of additional equipment.  Our capital requirements may also increase in future periods as we seek to expand our technology platform through investments, licensing arrangements, technology alliances, or acquisitions.

We anticipate that our existing capital resources will be adequate to fund our operations at least through the next twelve months.  However, there can be no assurance that changes will not occur that might consume available capital resources before then.  Our capital requirements depend on numerous factors, including our ability to continue to generate software sales, competing technological and market developments, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, and acquisitions of other businesses or technologies.  There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.  Our forecast of the period of time through which our financial resources will be adequate to support our operations are forward looking information, and actual results could vary.  The factors described earlier in this paragraph will impact our future capital requirements and the adequacy of our available funds.

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

CERTAIN RISKS RELATED TO OUR BUSINESS

Our future profitability is uncertain. We generated losses in the twelve months ended 2001, 2002, 2003, the three months ended March 31, 2004 and the six months ended September 30, 2004. Continuing net losses may limit our ability to fund our operations and we may not generate income from operations in the future.  Our future profitability depends upon many factors, including several that are beyond our control. These factors include without limitation:

•                  changes in the demand for our products and services,;

•                  the introduction of competitive software;

•                  our ability to license desirable technologies;

•                  changes in the research and development budgets of our customers and potential customers; and

•                  our ability to successfully, cost effectively and timely develop, introduce and market new products, services and product enhancements.

We face strong competition in the scientific software sector. The market for our software products is intensely competitive, subject to rapid change and significantly affected by new product introductions, pricing strategies and other market activities of industry participants. We currently face competition from the following principal sources:

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

In addition, some of our software licenses grant the right to sublicense our software. As a result, our software customers and third-party licensees could develop specific simulation applications using our software developer’s kit and compete with us by distributing these programs to our potential customers. Customers or licensees could also develop their own simulation technology or informatics software and cease using our software products and services. Some of our competitors and potential competitors in this sector have longer operating histories than us and have greater financial, technical, marketing, research and development and other resources. Many of our software competitors offer products and services directed at more specific markets than those we target, enabling these competitors to focus a greater proportion of their efforts and resources on these markets. Some offerings that compete with our software products are developed and made available at lower cost by governmental organizations and academic institutions, and these entities may be able to devote substantial resources to product development and also offer their products to users for little or no charge.  Finally, we also face competition from open source software initiatives, in which developers provide software and intellectual property free over the internet.

We are subject to pricing pressures in the markets we serve.  In response to competition and general adverse economic conditions in the markets we serve, we may be required to modify our pricing practices.  This development may adversely affect our revenue and earnings.  We generally license our software products and services on a “right to use” basis pursuant to licenses over a specified period of time or in perpetuity.  Changes in our pricing model or any other future broadly-based changes to our prices and pricing policies could lead to a decline or delay in revenue as our sales force and customers adjust to the new pricing policies.

Our investments in sales and business development efforts may not result in additional sales of our products and services.  Our products and services involve lengthy sales and business development cycles, often requiring us to expend considerable financial and personnel resources without any assurance that revenue will be recognized.  These sales and business development cycles typically are long for a number of reasons.  Software sales cycles are impacted by the time and resources required to educate potential customer organizations as to the value and comparative advantages of our products. As a result, we may expend substantial funds and effort to negotiate agreements for collaborative relationships, services and products, but may ultimately be unable to consummate the related transaction. Under such circumstances, our results of operations and ability to achieve profitability will be adversely affected.

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

•                  the purchase of additional capital equipment; and

•                  acquisitions of other businesses or technologies.

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

Our quarterly operating results could vary significantly. We have historically experienced stronger financial performance in the third and fourth calendar quarters of each year followed by a comparative decline in the first and second quarters.  Quarterly operating results may continue to fluctuate as a result of a number of factors, including lengthy sales cycles, market acceptance of new products and upgrades, timing of new product introductions, changes in pricing policies, changes in general economic and competitive conditions, seasonal slowdowns, and the timing and integration of acquisitions. Additionally, changes in the timing of revenue recognition may result if subscription sales increase.  We also expect to continue to experience fluctuations in quarterly operating results due to general and industry specific economic conditions that may affect the research and development expenditures of pharmaceutical and biotechnology companies. Due to the possibility of fluctuations in our revenue and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Our ability to increase our software revenue may depend upon increased market acceptance of our products and services. Our products are currently used primarily by molecular modeling and simulation specialists. Our strategy is to expand usage of our products and services by marketing and distributing our software, in part through our desktop-based products, client-server solutions, and related services to a broader, more diversified group of biologists, chemists, and engineers. If we cannot expand our customer base by selling our desktop-based products, client-server solutions, and related services, we may not be able to increase our software revenue, or such revenue may decline. In general, increased market acceptance and greater market penetration of our software products depend upon several factors, including:

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

Our software products and services may not achieve market acceptance or penetration in their target industries or other industries. Failure to increase market acceptance or penetration of our products and services may restrict substantially the future growth of our software business and may have a material adverse effect on our company as a whole.

 We may be unable to develop and market new products that are necessary to increase revenue. The success of our software business plan depends heavily upon increases in revenue. Our strategy is to increase software revenue in a number of ways, including:

•                  adding more computational modeling, simulation, and analyses tools to our current portfolio of tools for scientists, including chemists, biologists, and materials scientists

•                  offering more informatics solutions that capture and manage the data created by customers’ drug discovery and chemical development activities, including the data created by the use of computational modeling, simulation, and analysis software;

•                  creating and marketing genomic, biological and/or chemical data content for use in conjunction with the software offered to support customers’ drug discovery activities; developing more knowledge management workflow software to automate the flow of genomic, biological and chemical data and information and project status between and among workgroups and the enterprise; and

•                  Developing enhanced modeling and informatics tools to address the needs of companies engaged in nanotechnology research.

We do not have sufficient historical or comparative sales data to rely upon to indicate that our new products or data content services will achieve the desired level of commercial success.  As a result, we may not be able to increase revenue.

Delays in release of new or enhanced software products or services or undetected errors in our software products or services may result in increased cost to us, delayed market acceptance of our products and delayed or lost revenue.  To achieve market acceptance, new or enhanced software products or services can require long development and testing periods, which may result in delays in scheduled introduction.  Any delays in the release schedule for new or enhanced software products or services may delay market acceptance of these products or services and may result in delays in new customer orders for these new or enhanced software products or services or the loss of customer orders.  In addition, new or enhanced software products or services may contain a number of undetected errors or “bugs” when they are first released.  As a result, in the months following the introduction of certain releases, we generally devote significant resources to correct these errors.  There can be no assurance, however, that all of these errors can be corrected.  Although we test each new or enhanced software product or service before being released to the market, there can be no assurance that significant errors will not be found in existing or future releases.

If we are unable to license software to, or collect receivables from, our early stage biotechnology customers, it may have a material adverse effect on our operating results.  We license our modeling, simulation, data analysis and informatics software to smaller, development stage biotechnology customers. Often these customers have limited or no operating history, and require considerable funding to launch their businesses. As we have experienced in recent quarters, they often significantly scale back, or altogether cease, operations.  Therefore, there is considerable risk in counting on these types of entities for revenue growth.  For entities that remain in business, transactions with these customers carry a higher degree of financial risk. Our customers, particularly our development stage customers, are vulnerable to, and may be adversely impacted by, the tightening of available credit and capital during periods of contraction affecting the United States and our other key markets. As a result of these conditions, our customers may be unable to license or, if under a license, may be unable to pay for, Accelrys software products. If we are not able to collect such payments, we may be required to write-off significant accounts receivable and recognize bad debt expense. As a result of these types of exposures and other potential exposures, we recorded a provision for doubtful accounts of $1.3 million and $0.4 million in 2002 and 2003, respectively.  Failure of these businesses, write-offs and difficulties associated with collection of receivables from these customers, could materially and adversely affect our operating results.

We will need to achieve commercial acceptance of our products and services in the nanotechnology industry to obtain significant product revenue from that industry.  We intend to develop and sell our products and services to companies in the nanotechnology industry.  We do not know when a market for nanotechnology-enabled products will develop, if at all, and we cannot reasonably estimate the projected size of any market that may develop. In addition, nanotechnology-enabled products may achieve some degree of market acceptance in one industry but may not achieve market acceptance in other industries for which we are developing products.  If the markets we are targeting fail to accept nanotechnology-enabled products or to determine that other products were superior, we may not be able to achieve commercial acceptance of our products and services. Even if our potential products achieve commercial acceptance, if the size of the potential markets for our products is not sufficient, we will be unable to generate significant revenue from the nanotechnology industry.

Defects or malfunctions in our software products, or in the products of our software technology partners, could hurt our reputation among software customers and expose us to liability.  Our software business and the level of customer acceptance of our products depend upon the continuous, effective and reliable operation of our software and related tools and functions. Defects could occur in current or future Accelrys products. To the extent that our software malfunctions and our customers’ use of our products is interrupted, our software reputation and business could suffer. We may also be subject to liability for the defects and malfunctions of third party technology partners and others with whom our software products and services are integrated.

Pharmaceutical, biotechnology and industrial chemical companies may discontinue or decrease their use of our services and products. We are dependent on pharmaceutical and biotechnology companies.  These companies (together with diversified chemical and other industrial companies) comprise the principal market for our Accelrys modeling, simulation, data analysis and related software products and services.  In addition, these companies have frequently utilized outside software vendors for key tools used in drug discovery and chemical development, rather than developing needed information and analysis tools internally.  Our revenue depends to a large extent on research and development expenditures by the pharmaceutical, biotechnology, and chemical industries, particularly companies in these industries adding new and improved technologies to accelerate their drug discovery and chemical development initiatives.  The willingness of these companies to expand or continue is dependent on the benefits of new software tools versus their costs of licensure. Since a large proportion of our software customers license our products on an annual basis or buy maintenance contracts from us annually, if their spending priorities shift, our revenue may be impacted.  Also, general economic downturns in our customers’ industries or any decrease in customers’ research and development expenditures could harm our operations.

Health care reform and restrictions on reimbursement may affect the ability of pharmaceutical, biotechnology and industrial chemical companies to purchase or license our software products or services, which may affect our results of operations and financial condition.  The continuing efforts of government and third party payers in our markets to contain or reduce the cost of health care may reduce the profitability of pharmaceutical, biotechnology and industrial chemical companies causing them to reduce research and development expenditures upon which we depend to see our products and services, and potentially significantly reducing our revenues.  We cannot predict what actions federal, state or private payers for health care goods and services may take in response to any health care reform proposals or legislation.

Our sales forecast and/or revenue projections may not be accurate.  We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business.  Our sales personnel monitor the status of proposals, including the date when they estimate a customer will make a purchase decision and the potential size of the order.  We aggregate these estimates on a quarterly basis in order to generate a sales pipeline.  While the pipeline process provides us with some guidance in business planning and forecasting, it is based on estimates only and is therefore subject to risks and uncertainties.  Any variation in the conversion of the pipeline into revenue or the pipeline itself could cause us to improperly plan or budget and thereby adversely affect our business, results of operations and financial condition.

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

Failure to attract and retain skilled personnel could have a material adverse effect on us. Our success depends in part on the continued service of key scientific, software, sales, business development, engineering and management personnel and our ability to identify, hire and retain additional personnel. There is intense competition for qualified personnel. Immigration laws may further restrict our ability to attract or hire qualified personnel. We may not be able to continue to attract and retain the personnel necessary for the development of our business. Failure to attract and retain key personnel could have a material adverse effect on our business, financial condition and results of operations. Further, we are highly dependent on the principal members of our scientific and management staff.  One or more of these key employees could retire or otherwise leave our employ within the foreseeable future, and the loss of any of these people could have a material adverse effect on our business, financial condition and results of operations.  We do not intend to maintain key person life insurance on the life of any employee.

We may be unable to develop strategic relationships with large technology companies.  A component of our business strategy is to develop strategic relationships with larger technology companies.  We believe that through such relationships we can add revenue, expand our distribution channels, maximize our research and development resources, improve our competitive position and increase market awareness and acceptance of scientific software products. To date, we have entered into significant strategic relationships with such companies as IBM, Oracle and HP.  There can be no assurance that any such relationship will continue, that relationships with similar large organizations can be developed, or that any such existing or new alliances will produce substantial revenue or profit opportunities.

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

There can be no assurance as to the effect of the Scitegic acquisition or future acquisitions on our business or operating results.  From time to time, we may acquire other companies that would be complementary to our business. Acquisitions may result in potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities, amortization expenses related to intangible assets and the possible impairment of goodwill, which could harm our profitability. In addition, acquisitions involve numerous risks, including, among other things: higher than estimated acquisition expenses; difficulties in successfully assimilating the operations, technologies and personnel of the acquired company; diversion of management’s attention from other business concerns; risks of entering markets in which we have no or limited direct prior experience; and the potential loss of key employees and customers as a result of the acquisition. In this regard, in September 2004, we acquired Scitegic, Inc., a privately held company providing workflow software solutions for the research science market. Pursuant to this transaction, Scitegic shareholders received approximately $12.9 million of cash and up to 1,166,218 shares of Accelrys common stock in exchange for their Scitegic shares, and up to 334,324 additional Accelrys common shares over the next two years subject to certain conditions. There can be no assurance as to the effect of the Scitegic acquisition or future acquisitions on our business or operating results.

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs. The Sarbanes-Oxley Act of 2002 (“SOX”) requires changes in some of our corporate governance and securities disclosure or compliance practices. The Securities and Exchange Commission (the “SEC”) has promulgated new rules on a variety of subjects and Nasdaq has issued revisions to its requirements for companies that are Nasdaq-listed. In June 2003 the SEC adopted certain rules as directed by Section 404 of SOX. These rules require that publicly held companies, including us, include in their annual report to shareholders a report of management on our internal controls over financial reporting. Our independent auditors will be required to attest to management’s assessment of internal controls over financial reporting. We will be required to comply with this new requirement in our annual report for the year ending March 31, 2005. If our financial reporting controls are not deemed effective, there will be an adverse impact on our reputation that could negatively impact our stock price.

We also expect compliance with SOX to increase our corporate governance, legal and accounting costs. We also expect SOX and the related SEC and Nasdaq compliance rules to make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These laws and regulations could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We continually evaluate and monitor regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

We are subject to risks associated with the operation of an international business.  For the six months ended September 30, 2004, approximately 54% of the Company’s consolidated revenue was derived from customers outside the United States, both through international subsidiaries and on an export basis. Approximately 27% of our revenue was derived from customers in Europe and approximately 27% was derived from customers in the Asia/Pacific region.  We anticipate that international revenue will continue to account for a significant percentage of future overall revenue. Our international operations continue to expand, with functions such as software development, sales and customer support increasingly being performed outside the United States.  In this connection, we intend to continue the expansion of our development center in Bangalore, India.

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

•                  difficulties in staffing foreign subsidiary or joint venture operations; and

•                  potentially adverse tax consequences.

Our success depends, in part, on our ability to anticipate and address these risks. There can be no assurance that we would do so effectively, or that these or other factors will not adversely affect our business or operating results.

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

We expect that our stock price will fluctuate significantly, and you may not be able to resell your shares at or above your investment price.  The stock market, particularly in recent years, has experienced significant volatility and in particular with technology company stocks.  The volatility of technology company stocks often does not relate to the operating performance of the companies represented by the stock.  Factors that could cause this volatility in the market price of our common stock include without limitation:

•                  market conditions in the technology and software sectors and issuance of new or changed securities analysts’ reports or recommendations;

•                  actual and anticipated fluctuations in our quarterly financial and operating results;

•                  developments or disputes concerning our intellectual property or other proprietary rights;

•                  introduction of technological innovations or new commercial products by us or our competitors;

•                  market acceptance of our products and services; and

•                  additions or departures of key personnel.

These and other external factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.

As institutions hold the majority of our Common Stock in large blocks, substantial sales by these stockholders could depress the market price for our shares.  As of October 2004, the top ten institutional holders of our common stock held approximately 70% of our outstanding common stock.  As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

Because we do not intend to pay dividends, our stockholders will benefit from an investment in our common stock only if our stock price appreciates in value.  We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of your investment in our common stock will depend entirely upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which you purchased your shares.

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

Our insurance coverage may not be sufficient to avoid impacts on our financial position or results of operations resulting from claims or liabilities against us, and we may not be able to obtain insurance coverage in the future.  We maintain insurance coverage for protection against many risks of liability.  The extent of our insurance coverage is under continuous review and is modified as we deem it necessary.  Despite this insurance, it is possible that claims or liabilities against us may have a material adverse impact on our financial position or results of operations.  We may not be able to obtain any insurance coverage, or adequate insurance coverage, when our existing insurance coverage expires.

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

CERTAIN RISKS RELATED TO THE SPIN-OFF OF PDD

There can be no assurance that Accelrys will be successful on a stand-alone basis. Our Board of Directors approved the plan to separate the Accelrys and PDD businesses through the spin-off to our stockholders of 100% of the outstanding shares of common stock of PDD which was completed on April 30, 2004. The transaction resulted in PDD being an independent, publicly-traded company. Following the spin-off, we not been able to rely on the financial and other resources and the cash flows generated from the combined Accelrys and PDD operations. Previously, we operated our businesses as part of a broader corporate organization rather than as a stand-alone company. Historically, certain corporate functions had been centralized for PDD and Accelrys.  As a result of disengaging the PDD operations from our business, it has been difficult for us to accurately forecast our future operating performance

We may be required to indemnify PDD, or may not be able to collect on indemnification rights from PDD. As part of the spin-off, we and PDD have agreed to indemnify one another with respect to the indebtedness, liabilities and obligations that will be retained by our respective companies. One such obligation includes a guarantee by us of PDD’s obligations under the existing New Jersey laboratory and headquarters leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be significant. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any required payment by PDD or us could have a material adverse effect on its or our business, and any failure by PDD or us to satisfy its obligations could have a material adverse effect on the other company’s business.

SHOULD ONE OR MORE OF THE ABOVE-DESCRIBED RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, OUR ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks including changes in foreign currency exchange rates.  The Company’s international sales generally are denominated in local currencies.  For the six months ended September 30, 2004, approximately 54% of our consolidated revenue was derived from customers outside the United States (including 27% from customers in Europe and 27% from customers in the Asia/Pacific region).  As such, our exchange rate risk is greatest for Dollar/Euro and Dollar/Yen fluctuations.  When deemed appropriate, we engage in exchange rate-hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations.  At September 30, 2004, we had no such hedging transactions in effect.

We do not use derivative financial instruments for trading or speculative purposes.  However, we regularly invest excess cash in money markets and time deposits that are subject to changes in short-term interest rates.  We believe that the market risk arising from holding these financial instruments is minimal.

Because we have minimal debt, our exposure to market risks associated with changes in interest rates arise from increases or decreases in interest income earned on our investment portfolio.  We ensure the safety and preservation of invested funds by limiting default risks, market risk, and reinvestment risk.  We mitigate default risk by investing in investment grade securities.  A hypothetical 100 basis point decrease in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company’s interest sensitive financial instruments at September 30, 2004.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

We are currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”).  Compliance is required as of March 31, 2005.  The compliance process has included the following:

1.               Define project scope,

2.               Perform entity level assessment,

3.               Identify significant accounts and related processes,

4.               Document processes, transactions and controls,

5.               Test and evaluate design and operating effectiveness of controls, and

6.               Identify control deficiencies and implement improvements.

As of September 30, 2004, we have completed the first three items and we are in the process of completing the fourth item.  As of September 30, 2004, we have not discovered any internal control deficiencies that we would consider a material weakness.  There is no assurance that internal control problems will not emerge from future testing or that we will be able to comply with the requirements of Section 404 by the March 31, 2005 deadline.

Changes in Internal Control over Financial Reporting.  There were no material changes in our internal controls over financial reporting during the quarter ended September 30, 2004.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings –

We are not currently subject to any material pending legal proceedings. However, we may become subject to other lawsuits from time to time in the ordinary course of our business, and any such lawsuit could harm our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds –

In connection with the closing of our acquisition of SciTegic, Inc. on September 27, 2004, 1,040,119 shares of common stock were issued by us to SciTegic shareholders and up to an additional 334,324 shares of common stock may be issued by us to SciTegic shareholders, subject to the continued employment of two of SciTegic’s key employees in accordance with the terms of their employment agreements with us. The shares of common stock were issued pursuant to Regulation D and Regulation S under the Securities Act of 1933, as amended.

Item 3.	Defaults upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits- see Exibit Index attached

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELRYS, INC.

By:	/s/John J. Hanlon

John J. Hanlon
Executive Vice President and
Chief Financial Officer (Duly
Authorized Officer and Chief
Financial Officer)

Date: November 9, 2004

Accelrys, Inc. and Subsidiaries

Exhibit Index

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

10.1#	Amended 1994 Incentive Stock Plan (incorporated by Reference to Exhibit 10.5 to the Company’s Report on Form 10-K for the year ended December 31, 1995 (File Number 000-27188)).
10.1(a)#	Amendment No. 1 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(a) to the Company’s Report on Form 10-K for the year ended December 31, 2000).
10.1(b)#	Amendment No. 2 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(b) to the Company’s Report on Form 10-K for the year ended December 31, 2000).
10.1(c)#	Amendment No. 3 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.5(a) to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997).
10.1(d)#	Amendment No. 4 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(d) to the Company’s Report on Form 10-K for the year ended December 31, 2000).
10.1(e)#	Amendment No. 5 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(e) to the Company’s Report on Form 10-K for the year ended December 31, 2000).
10.1(f)#	Amendment No. 6 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(f) to the Company’s Report on Form 10-K for the year ended December 31, 2000).
10.1(g)#	Amendment No. 7 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(g) to the Company’s Report on Form 10-K for the year ended December 31, 2000).
10.1(h)#	Amendment No. 8 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.54 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2000).
10.1(i)#	Amendment No. 9 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(i) to the Company’s Report on Form 10-Q for the quarter ended March 31, 2002).
10.2#	1995 Employee Stock Purchase Plan (incorporated by Reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-98246)).
10.2(a)#	Amendment No. 1 to the Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2(a) to the Company’s Report on Form 10-Q for the quarter ended March 31, 2001).
10.3#	1995 Director Option Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-98246)).
10.3(a)#	Amendment No. 1 to 1995 Director Option Plan (incorporated by reference to Exhibit 10.3(a) to the Company’s report on form 10-K for the year ended December 31, 2000).
10.3(b)#	Amendment No. 2 to the 1995 Director Option Plan (incorporated by reference to Exhibit 10.3(b) to the Company’s report on Form 10-Q for the quarter ended March 31, 2001).

10.4	Lease Agreement between Pharmacopeia and Eastpark at 8A (incorporated by Reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-98246)).
10.4(a)

Amendment dated as of January 22, 1996 to Lease Agreement between Pharmacopeia and Eastpark at 8A (incorporated by reference to Exhibit 10.13(a) to the Company’s Report on Form 10-K for the year ended December 31, 1995 (File Number 000-27188)).

10.4(b)

Third Amendment to Lease Agreement dated March 31, 1996 between Pharmacopeia and Eastpark at 8A (incorporated by reference to Exhibit 10.13(b) to the Company’s Report on Form 10-Q for the quarter ended June 30, 1996).

10.5#

Employment Agreement dated as of February 26, 2001 between the Company and Joseph A. Mollica, Ph.D. (incorporated by reference to the Company’s Report on form 10-K for the year ended December 31, 2000).

10.5(a)#	Amendment, effective as of May 1, 2003, to employment agreement between the Company and Joseph A. Mollica, Ph.D. (incorporated by reference to exhibit 10.9(a) to the Company’s report on Form 10-Q for the quarter ended March 31, 2003.)
10.6

Lease dated November 12, 1998 between Molecular Simulations Inc. and San Diego Tech Center, LLC (incorporated by reference to Exhibit 10.47 to the Company’s Report on Form 10-K for the year ended December 31, 1998).

10.7#	Form of Indemnity Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.48 to the Company’s Report on Form 10-K for the year ended December 31, 1998).
10.8

Lease Agreement, dated May 1, 1999, between Pharmacopeia and South Brunswick Rental I, LTD (incorporated by reference to Exhibit 10.49 to the Company’s Report on Form 10-Q for the quarter ended June 30, 1999).

10.9#	Pharmacopeia, Inc. 2000 Stock Option Plan (incorporated by reference to the Company’s Report on form 10-K for the year ended December 31, 2000).
10.10#	Pharmacopeia, Inc. Executive Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.52 to the Company’s Report on Form 10-Q for the quarter ended March 31, 2000).
10.11

Form of Stock Purchase Agreement, dated as of March 8, 2000, among the company and the investors set forth therein (incorporated by reference to Exhibit 10.53 to the Company’s Report on Form 10-Q for the quarter ended March 31, 2000.)

10.12	Employment Agreement dated May 1, 2001 between the Company and Michael R. Stapleton. (incorporated by reference to the Company’s Report on form 10-Q for the quarter ended September 30, 2001).
10.12(a)#

Separation Agreement and Release of Claims dated September 30, 2002, by and between Pharmacopeia, Inc. and Michael R. Stapleton (incorporated by reference to Exhibit 10.28 to the Company’s Report on Form 10-K for the year ended December 31, 2003).

10.13

Lease Agreement dated July 29, 2001 among the Masters, Fellows and Scholars of Trinity College, Cambridge, Accelrys Limited, and Accelrys Inc. and Trinity College (CJP) Limited (incorporated by reference to the Company’s Report on form 10-Q for the quarter ended September 30, 2001).

10.14#

Employment Agreement dated December 3, 2002 by and between Pharmacopeia, Inc. and Mark J. Emkjer (incorporated by reference to Exhibit 10.28 to the Company’s Report on Form 10-K for the year ended December 31, 2003).

10.15	Lease, dated August 20, 2003, between Pharmacopeia, Inc. and Eastpark at 8A (Building 1000) (incorporated by reference to the Company’s report on form 10-Q for the quarter ended September 30, 2003)
10.16	Lease, dated August 20, 2003, between Pharmacopeia, Inc. and Eastpark at 8A (Building 3000) (incorporated by reference to the Company’s report on form 10-Q for the quarter ended September 30, 2003)
10.17*	Accelrys, Inc. 2004 New-Hire Equity Incentive Plan
31.1*	Section 302 Certification of the Principal Executive Officer
31.2*	Section 302 Certification of the Principal Financial Officer
32*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

+                             Confidential treatment granted.

++                      Confidential treatment requested.

#                             Represents a management contract or compensatory plan or arrangement.

*                             Filed herewith