Form 10-Q
period 2004-12-31
ACCELRYS, INC.
filed 2005-02-09
CIK 1002388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number: 0-27118

ACCELRYS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0557266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10188 Telesis Court, Suite 100, San Diego, California	92121-1761
(Address of principal executive offices)	(Zip code)

(858) 799-5000

(Registrant’s telephone number, including area code)

Former address: 9685 Scranton Road, San Diego, California

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒         No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2005
Common Stock, $.0001 par value	26,582,344 shares

ACCELRYS, INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

Accelrys, Inc.

Consolidated Balance Sheets

(Dollars and share amounts in thousands, except per share data)

	December 31,	December 31,
	2004	2003
ASSETS	(unaudited)	(note 1)
Current assets:
Cash and cash equivalents	$18,786	$26,985
Restricted cash	7,133	—
Marketable securities	33,162	106,546
Trade receivables, net of allowance for doubtful accounts of $93 and $505, respectively	32,830	39,780
Prepaid expenses and other current assets	8,590	4,197
Current assets of discontinued operations	—	3,994
Total current assets	100,501	181,502
Property and equipment, net	8,910	8,441
Goodwill	43,298	34,072
Intangible assets, net of accumulated amortization of $621 and $0, respectively	10,879	—
Software development costs, net of accumulated amortization of $30,087 and $26,555, respectively	8,565	7,634
Other assets	886	960
Long-term assets of discontinued operations	—	7,058
Total assets	$173,039	$239,667

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,153	$1,850
Accrued liabilities	23,056	18,819
Deferred revenue, current portion	36,648	24,595
Current liabilities of discontinued operations	—	6,420
Total current liabilities	60,857	51,684
Deferred revenue, long-term	6,719	4,924
Lease obligations, long-term	2,209	—
Long-term liabilities of discontinued operations	—	325
Stockholders' equity:
Preferred stock, $.0001 par value, 2,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 40,000 shares authorized, 26,582 and 24,949 shares issued, respectively	2	2
Additional paid-in capital	253,078	287,592
Unearned compensation	(1,694)	(536)
Lease guarantee	(714)	—
Treasury stock, 644 shares	(8,340)	(8,340)
Accumulated deficit	(139,998)	(97,318)
Accumulated comprehensive income	920	1,334
Total stockholders' equity	103,254	182,734
Total liabilities and stockholders' equity	$173,039	$239,667

See accompanying notes to these unaudited consolidated financial statements.

Accelrys, Inc.

Consolidated Statements of Operations

(Dollars and shares in thousands, except per share data, unaudited)

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2004	2003	2004	2003
Revenue	$22,229	$31,577	$50,687	$68,342
Cost of revenue	5,161	4,507	12,084	14,676
Gross margin	17,068	27,070	38,603	53,666
Research and development	4,659	4,578	13,164	13,386
Sales and marketing	10,109	9,502	25,348	25,629
General and administrative	4,139	4,890	11,827	13,579
Lease abandonment	3,612	—	3,612	—
Write-off (reversal) of in-process research and development	(250)	—	450	—
Total operating costs and expenses	22,269	18,970	54,401	52,594
Operating income (loss) from continuing operations	(5,201)	8,100	(15,798)	1,072
Spin-off transaction costs	—	(700)	—	(700)
Interest and other income, net	184	939	1,257	3,032
Loss from continuing operations before provision (benefit) for income taxes	(5,017)	8,339	(14,541)	3,404
Provision (benefit) for income taxes	(362)	140	252	731
Income (loss) from continuing operations	(4,655)	8,199	(14,793)	2,673
Discontinued operations:
Loss from discontinued operations	—	(347)	(1,117)	(717)
Net income (loss)	$(4,655)	$7,852	$(15,910)	$1,956
Income (loss) from continuing operations per share:
- Basic	$(0.18)	$0.34	$(0.60)	$0.11
- Diluted	$(0.18)	$0.33	$(0.60)	$0.11
Loss from discontinued operations per share:
- Basic	$—	$(0.01)	$(0.04)	$(0.03)
- Diluted	$—	$(0.01)	$(0.04)	$(0.03)
Net income (loss) per share:
- Basic	$(0.18)	$0.33	$(0.64)	$0.08
- Diluted	$(0.18)	$0.32	$(0.64)	$0.08
Weighted average shares of common stock outstanding:
- Basic	25,841	23,870	24,876	23,796
- Diluted	25,841	24,926	24,876	24,499

See accompanying notes to these unaudited consolidated financial statements.

Accelrys, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Nine Months
	Ended December 31,
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$(15,910)	$1,956
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation	3,283	3,363
Amortization	3,227	3,660
Write-off of in-process research and development	450	—
Contribution of stock to 401(k) members	431	762
Amortization of unearned compensation	405	—
Non-cash compensation	—	83
Changes in assets and liabilities:
Trade receivables	(20,354)	(22,775)
Prepaid expenses and other current assets	(4,021)	176
Other assets	177	(470)
Accounts payable	(4,586)	(2)
Accrued liabilities	6,176	3,289
Deferred revenue	12,538	4,049
Net cash used by operating activities	(18,184)	(5,909)
INVESTING ACTIVITIES:
Capital expenditures	(3,654)	(2,117)
Increase in capitalized software development costs	(3,338)	(3,095)
Acquisition of business, net of cash acquired	(10,910)	—
Purchases of marketable securities	(44,352)	(74,255)
Proceeds from sales of marketable securities	105,170	81,882
Net cash provided by investing activities	42,916	2,415
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,625	1,667
Net cash provided by financing activities	1,625	1,667
Exchange rate effect on cash and cash equivalents	458	703
Cash distribution to PDD (see Note 6)	(46,500)	—
Net cash used in discontinued operations	(1,233)	(3,470)
Net decrease in cash and cash equivalents	(20,918)	(4,594)
Cash and cash equivalents, beginning of period	39,704	31,579
Cash and cash equivalents, end of period	$18,786	$26,985
SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest expense	$5	$—
Income tax expense	436	$155

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

2.  Business Combination

On September 27, 2004, the Company acquired all of the outstanding common shares of SciTegic, Inc. (“SciTegic”).  The results of SciTegic’s operations have been included in the consolidated financial statements since that date.  SciTegic is a leading provider of workflow software solutions for the scientific research market.  The primary reason for the acquisition was to complement the Company’s existing product offerings.

The aggregate purchase price was $20.8 million including $13.4 million of cash and 1,166,218 common shares of stock valued at $7.4 million.  The per share value of the stock issued was $6.37 determined on the average market price of Accelrys’ common shares over the five-day period including two days before, the day of and two days after the terms of the acquisition were agreed to and announced.  On the date of acquisition, 1,040,119 common shares of stock were issued to SciTegic stockholders and 126,099 common shares of stock (earnout shares) were deposited into an escrow account.  Further, the Company deposited $3.2 million of the cash consideration into an escrow account.

On January 31, 2005, a portion of the cash escrow was released to the former SciTegic stockholders pursuant to the terms of the merger agreement.  Subject to indemnification claims by the Company, the remaining cash escrow may be released to the former SciTegic stockholders on September 27, 2005.  The stock held in escrow, earnout shares, will be released in four semi-annual installments to former SciTegic stockholders subject to, among other things, the continued employment by the Company of two founders of SciTegic through the period starting September 27, 2004 and ending September 27, 2006.

In addition to the earnout shares above, 208,225 common shares of stock were deposited in the escrow account for the two founders of SciTegic.  The Company recorded deferred compensation of $1.3 million related to these shares. Additionally, the Company converted SciTegic employees’ unvested stock options into unvested options in the Company resulting in deferred compensation. As of December 31, 2004, the remaining deferred compensation balance was $1.4 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  During the quarter ended December 31, 2004, the Company finalized the valuation of certain intangible assets with the assistance of a third-party valuation company.  The following allocation was made based upon management’s review of the tangible and intangible assets and liabilities of SciTegic.

At September 27, 2004
(in thousands)
Current assets		$3,471
Property and equipment		163
In-process research and development assets		450
Other long-term assets		21
Intangible assets not subject to amortization-
Trademark/Tradename		2,500
Intangible assets subject to amortization-
Developed Technology (five year weighted-average useful life)	6,750
Customer Relationships (ten year weighted-average useful life)	1,650
Backlog (two and one-quarter year weighted-average useful life)	550
Contract based (five year weighted-average useful life)	50
		9,000
Goodwill		9,726
Total assets acquired		25,331

Current liabilities		(2,297)
Deferred revenue		(2,172)
Long-term liabilities		(15)
Total liabilities acquired		(4,484)

Net assets acquired		20,847

The $0.5 million assigned to in-process research and development assets were written off at the date of acquisition in accordance with FASB Interpretation No.4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.  Those write-offs are included in the Statement of Operations as a separate line item.

Of the $9.7 million assigned to goodwill, there will be no deduction for tax purposes as this was a stock acquisition.

Assuming the acquisition had occurred on April 1 of the following respective periods, the pro forma consolidated results of operations would be as follows (in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2004	2003	2004	2003
Total revenue	$22,229	$34,494	$54,501	$74,169
Net income (loss)	(4,655)	8,437	(16,154)	2,358

Net income (loss) per share:
Basic	$(0.18)	$0.35	$(0.65)	$0.10
Diluted	$(0.18)	$0.34	$(0.65)	$0.10

3.  Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”).  Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period.  Diluted earnings per share include the potentially dilutive effect of outstanding stock options, or other dilutive securities.  In periods presented where the Company had a net loss the inclusion of common stock equivalents for outstanding stock options would be anti-dilutive and therefore the weighted-average shares used to calculate both basic and diluted loss per share are the same.

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

Had the Company followed the fair value measurement provisions of SFAS 123, the following table summarizes the pro forma net income (loss) and pro forma net income (loss) per share that would have been recorded (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net income (loss):
As reported	$(4,655)	$7,852	$(15,910)	$1,956
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,665)	(2,397)	(5,697)	(8,618)
Pro forma	$(6,320)	$5,455	$(21,607)	$(6,662)

Basic net income (loss) per share:
As reported	$(0.18)	$0.33	$(0.64)	$0.08
Pro forma	$(0.24)	$0.23	$(0.87)	$(0.28)

Diluted net income (loss) per share:
As reported	$(0.18)	$0.32	$(0.64)	$0.08
Pro forma	$(0.24)	$0.22	$(0.87)	$(0.28)

The fair value of each option granted during 2004 and 2003 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003
Dividend yield	0%	0%
Expected volatility	69.25%	85.82%
Risk-free interest rate	3.93%	3.79%
Expected life (years)	3.7	6.3

5.  Restructuring and lease abandonment

During the quarter ended September 30, 2002, the Company announced that it was undertaking various actions to restructure its operations to improve its overall financial performance.  As of December 31, 2004 the remaining obligation under this restructuring was related to the closure of a facility. The following table summarizes the activity and balance of the restructuring liability during the quarter ended December 31, 2004 (dollars in thousands):

Costs to Exit Lease
Obligations
Balance at September 30, 2004	$981
Utilization of Reserves:
Cash	(68)
Effect of foreign exchange	72
Balance at December 31, 2004	$985

During the quarter ended March 31, 2004, the Company executed a restructuring plan for the purpose of making research and development activities more efficient and reducing general and administrative costs.  The restructuring effort included a reduction in workforce of 73 employees, of which all had received notice of such reduction by March 31, 2004 and all of which had been terminated as of June 28, 2004.  As a result, restructuring related charges of approximately $2.8 million were recognized as operating expense during the quarter ended March 31, 2004.

The following table summarizes the activity and balance of the restructuring reserve liability during the quarter ended December 31, 2004 (dollars in thousands):

Severance Cost for
Involuntary Employee
Terminations
Balance at September 30, 2004	$13
Utilization of Reserves:
Cash	(13)
Balance at December 31, 2004	$0

During the quarter ended December 31, 2004, the Company recorded a charge of $3.6 million related to the move of its corporate headquarters. This charge represents the future rent and rent related obligations on the former headquarters building, net of subtenant lease income.  Upon initially closing its financial statements for the quarter ended December 31, 2004, the Company included a restructuring charge of $4.7 million related to the relocation of the corporate headquarters to a new facility. This preliminary amount assumed that the Company would not be able to sublease the abandonment property.  The assumption was based on the fact that the Company had not been successful in obtaining a subtenant for the former facility and it was uncertain that the Company would find a subtenant in the future.  However, on February 3, 2005, the Company executed a sublease agreement with a subtenant for the former facility.  Under the terms of the sublease agreement, Accelrys will receive from the subtenant monthly rental payments and reimbursement of certain operating expenses related to the facility. This subsequent event reduced the estimated lease abandonment by $1.1 million, to $3.6 million, and reduced the quarterly and year-to-date loss per share by $0.04 to $(0.18) and $(0.64) per share, respectively.

The following table summarizes the activity and balance of the lease abandonment liability during the quarter ended December 31, 2004 (dollars in thousands):

Costs to Exit Lease
Obligations
Lease abandonment	$3,612
Utilization of Reserves:
Cash	(410)
Balance at December 31, 2004	$3,202

6.  Spin-off of Pharmacopeia Drug Discovery, Inc.

On April 30, 2004 the Company completed the spin-off of PDD into an independent, separately traded, publicly held company through the distribution to the Company’s stockholders of a dividend of one share of PDD common stock for every two shares of Accelrys common stock. The Company has received an opinion of counsel that the transaction qualified for treatment as a tax-free spin-off.  As a result of this transaction, the Company made a capital contribution of $46.5 million to PDD and incurred costs of approximately $2.3 million which were accrued at March 31, 2004, and have been paid out as of

December 31, 2004. For the one-month period ended April 30, 2004, the discontinued PDD operations had revenue of $1.3 million and a pretax loss of $(1.1) million.

7.  Guarantee

On April 30, 2004, the landlords of the New Jersey facilities related to the PDD operations consented to the assignment of the leases to PDD.  Despite the assignment, the landlords required Accelrys to guarantee the remaining lease obligations representing approximately $29.2 million in future payments through April 2016.  The probability-weighted fair market value of this guarantee was calculated in accordance with Financial Accounting Standard Board Interpretation No. 46 (FIN 46) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and resulted in a liability which is being amortized over the lease term.  At December 31, 2004, the liability is $0.7 million.

8.  Restricted Cash

At December 31, 2004, the Company had a restricted cash balance of $7.1 million consisting of two separate amounts.

During the quarter ended June 30, 2004, the Company signed a nine-year sublease agreement for corporate facilities in San Diego.  Under the terms of the sublease, the Company was required to place $6.6 million in a restricted cash account to ensure performance under the sublease agreement.  The cash restriction periodically decreases over the term of the sublease agreement pursuant to which cash is released to Accelrys.

Additionally, $0.5 million of cash is restricted under the transition services agreement with PDD in which the Company agreed to provide certain infrastructure to PDD over a one-year term.  On April 30, 2005, any remaining cash will be released back to Accelrys.

9.  Income Taxes

The Company accounts for income taxes using the liability method.  Under the liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial carrying amounts and the tax basis of existing assets and liabilities.  The provision for income taxes is based on the Company’s estimates for taxable income of the various legal entities and jurisdictions in which it operates. As such, income tax expense may vary from the customary relationship between income tax expense and pretax accounting income.

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

FIN 46 was effective immediately for VIE’s created after January 31, 2003.  The provisions of FIN 46, as revised, were adopted as of December 31, 2003, for the Company’s interest in all VIE’s.  In October 2004, the FASB revised FIN 46 to include rabbi trusts as a VIE since the company sponsoring the rabbi trust is the primary beneficiary in the event of bankruptcy.  The Company established a rabbi trust in March 2000 for the benefit of directors and officers of the Company under its deferred compensation plan.  Since the rabbi trust’s inception, the assets of the rabbi trust have been consolidated in the Company’s other current assets and the liabilities have been consolidated in the Company’s accrued liabilities, which as of December 31, 2004 were $2.9 million.  Any losses incurred by the rabbi trust are borne by the Company’s directors and officers and not the Company.

11.  New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (SFAS 123R).  SFAS 123R requires all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value.  The effective date of SFAS 123R is as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  Early adoption is encouraged.  Accordingly, the Company will be required to apply SFAS 123R beginning July 1, 2005.  The Company is currently evaluating the impact that this Statement will have on its financial statements and no decision had been made with respect to the early adoption of this Statement as of the date of filing of this Form 10-Q.

12.  Subsequent Event

On February 3, 2005, Accelrys executed a sublease agreement with a subtenant for its abandoned facility in San Diego, Ca.  Under the terms of the sublease agreement, Accelrys will receive from the subtenant monthly rental payments and reimbursement for certain operating expenses related to the facility.  These payments offset the loss on abandonment of the facility recorded during the quarter ended December 31, 2004.  This loss was originally reported as $4.7 million in the financial results included in the Company’s press release issued on January 26, 2005,  and furnished on Form 8-K on January 31, 2005.  The payments which Accelrys will receive under the terms of the new sublease arrangement reduced the loss on abandonment by $1.1 million, to $3.6 million, and reduced the reported net loss per share for the three and nine month periods to $(0.18) and $(0.64), respectively, from $(0.22) and $(0.68), respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements that are based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995.  We intend that such statements be protected by the safe harbor created thereby.  Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements.  Examples of such forward-looking statements include, but are not limited to, statements about:

•                  our quarterly financial performance;

•                  our capital requirements, and resources;

•                  our strategy to increase revenue;

•                  development of new products;

•                  our intent to develop and sell products and services to companies in the nanotechnology industry;

•                  technological change and uncertainty of new and emerging technologies;

•                  potential competitors or products;

•                  future employment of our key employees;

•                  development of strategic relationships;

•                  our ability to add revenue, expand distribution channels, maximize research and development resources, improve our competitive position and increase market awareness and acceptance of our products;

•                  acquiring complementary businesses, products or technologies and our ability to integrate those businesses, products or technologies, if any;

•                  compliance with the Sarbanes-Oxley Act of 2002;

•                  international exposure for a significant percentage of future overall revenue;

•                  our development center in India;

•                  statements about potential future dividends;

•                  statements about protection of our intellectual property; and

•                  possible changes in legislation.

Although forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us.  Consequently, forward-looking statements are inherently subject to risks and uncertainties (including those discussed in “Risk Factors” below) and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Financial Statements and related notes included elsewhere in this Form 10-Q, and also in conjunction with the Consolidated Financial Statements and related notes included in our Form 10-K for the year ended December 31, 2003 (under our former name Pharmacopeia, Inc.).

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

 On September 27, 2004, the Company acquired all of the outstanding common shares of SciTegic, Inc. (“SciTegic”).  The results of SciTegic’s operations have been included in the consolidated financial statements since that date.  SciTegic is a leading provider of workflow software solutions for the research science market.  The primary reason for the acquisition was to complement our existing product offerings.

As of December 31, 2004, we employed approximately 560 employees.  We are headquartered in San Diego, California.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

	For the Three Months
	Ended December 31,
					Percent
	2004	**	2003	**	Change
Revenue	$22,229	100%	$31,577	100%	-30%
Cost of revenue	5,161	23%	4,507	14%	15%
Gross Margin	17,068	77%	27,070	86%	-37%
Research and development	4,659	21%	4,578	14%	2%
Sales and marketing	10,109	45%	9,502	30%	6%
General and administrative	4,139	19%	4,890	15%	-15%
Lease abandonment	3,612	16%	—	0%	100%
Write-off of in-process research and development	(250)	-1%	—	0%	100%
Total operating costs and expenses	22,269	100%	18,970	60%	17%
Operating income (loss) from continuing operations	(5,201)	-23%	8,100	26%	-164%
Spin-off transaction costs	—	0%	(700)	-2%	-100%
Interest and other income, net	184	1%	939	3%	-80%
Income (loss) from continuing operations before provision (benefit) for income taxes	(5,017)	-23%	8,339	26%	-160%
Provision (benefit) for income taxes	(362)	-2%	140	0%	-359%
Income (loss) from continuing operations	(4,655)	-21%	8,199	26%	-157%
Discontinued operations:
Loss from Discontinued Operations	—	0%	(347)	-1%	-100%
Net Income (loss)	$(4,655)	-21%	$7,852	25%	-159%

** Line items expressed as a percent of revenue in the respective periods.

Revenue decreased 30% to $22.2 million in the quarter ended December 31, 2004 compared to $31.6 million reported in the quarter ended December 31, 2003.  The decrease in revenue was attributed principally to the transition to subscription accounting for annual and multi-year licenses. In January 2004 we began offering a new license to our customers which requires subscription accounting. Under this new license, revenue is recognized ratably over the license term.  This contrasts with our previous annual license offering, whereby we recognized 64% of the license revenue in the quarter in which the license was executed and amortized the other 36% of the revenue over the remaining term of the contract to correspond to the costs of post-sales support.  Under this new license, the unrecognized revenue, amortized over the remaining term of the agreement, will be accounted for as “deferred revenue” on the balance sheet.  The Company also licenses its software on perpetual licenses whereby we recognize 85% of the license revenue in the quarter in which the license is executed and amortize the remaining 15% of the revenue over the term of the maintenance agreement.  In addition to the impact of the change to subscription accounting, consulting and contracts revenue has decreased by $1.9 million as the Company transitions to repeatable and more profitable services.

Cost of revenue was 15% higher at $5.2 million in the quarter ended December 31, 2004 compared to $4.5 million in the quarter ended December 31, 2003.  Higher amortization of previously capitalized software development costs, amortization of intangible assets from the SciTegic acquisition, and an increase in Client Services due to increased staffing levels to fulfill software services were partially offset by lower royalties and documentation and shipping costs.

Research and development expenses were 2% higher in the quarter ended December 31, 2004 quarter at $4.7 million when compared to the $4.6 million recorded in the quarter ended December 31, 2003. Higher personnel-related costs as a result of research and development activities at SciTegic were partially offset by higher capitalization of software development costs.

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

The following table shows the breakout of research and development costs and the amount of capitalized software development for the periods indicated (dollars in thousands):

	Three Months Ended December 31,
	2004	2003	% Change
Research and development:
Gross software development costs	$6.0	$5.6	8%
Less: Capitalized software development costs	(1.4)	(1.0)	38%
Reported research and development expenses	$4.7	$4.6	2%

Sales and marketing expenses increased by 6% to $10.1 million in the quarter ended December 31, 2004 compared to $9.5 million in the quarter ended December 31, 2003. The increase in expenses was related to our New Business Development Group which was established during calendar 2004 and sales costs associated with SciTegic.

General and administrative expenses decreased 15% to $4.1 million in the quarter ended December 31, 2004 compared to $4.9 million recorded in the quarter ended December 31, 2003.  The decrease in general and administrative is due to lower head-count and other costs as a result of the spin-off of PDD.

Lease abandonment of $3.6 million was recorded in the quarter related to the move of the corporate headquarters to a new building.  This charge has been recorded net of sublease income on the former facility.  The Company received a rent abatement period on the new lease that coincides with the with the remaining term on the former headquarters.  Therefore, the Company will receive free rent on its new facility, which will be accounted for as a reduction of average monthly rent over the life of the new lease.

Write-off of in-process research and development costs. As a result of the finalization of the valuation of the assets acquired in the acquisition of SciTegic on September 27, 2004, we adjusted our preliminary estimate of the write-off related to the portion of the purchase price allocated to in-process research and development downward by $0.3 million.

Spin-off transaction costs were $0.7 million in the quarter ended December 31, 2003 related to transaction costs associated with the spin-off of PDD.  As of December 31, 2004, all of these expenses have been paid.

Net interest and other income was $0.2 million in the quarter ended December 31, 2004 compared to $0.9 million in the quarter ended December 31, 2003.  The decrease is due to lower average investment balances as we used cash for general operations, the acquisition of SciTegic and the spin-off of PDD.

The provision (benefit) for income tax was a benefit of $0.4 million in the quarter ended December 31, 2004 compared to a provision of $0.1 million recorded in the quarter ended December 31, 2003.  The benefit in the quarter ended December 31, 2004 includes a credit of $0.9 million related to an expected refund of taxes previously withheld in Japan.   Otherwise, changes in the tax provision are due to income recognized in foreign jurisdictions.

A loss from discontinued operations of ($0.3) million was recorded in the quarter ended December 31, 2003 representing the net of revenues and expenses at PDD for such period. Since the spin-off of PDD was consummated on April 30, 2004, no amount of discontinued operations was realized in the quarter ended December 31, 2004.

A net loss of ($4.7) million or ($0.18) per share was reported for the quarter ended December 31, 2004 compared to net income of $7.9 million or $0.32 per diluted share reported in the quarter ended December 31, 2003. The results for the quarter ended December 31, 2003 included a net loss from discontinued operations at PDD of $(0.3) million or ($0.01) per share.

NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

	For the Nine Months
	Ended December 31,
					Percent
	2004	**	2003	**	Change
Revenue	$50,687	100%	$68,342	100%	-26%
Cost of revenue	12,084	24%	14,676	21%	-18%
Gross Margin	38,603	76%	53,666	79%	-28%
Research and development	13,164	26%	13,386	20%	-2%
Sales and marketing	25,348	50%	25,629	38%	-1%
General and administrative	11,827	23%	13,579	20%	-13%
Lease abandonment	3,612	7%	—	0%	100%
Write-off of in-process research and development	450	1%	—	0%	100%
Total operating costs and expenses	54,401	107%	52,594	77%	3%
Operating income (loss) from continuing operations	(15,798)	-31%	1,072	2%	-1574%
Spin-off transaction costs	—	0%	(700)	-1%	-100%
Interest and other income, net	1,257	2%	3,032	4%	-59%
Income (loss) from continuing operations before provision (benefit) for income taxes	(14,541)	-29%	3,404	5%	-527%
Provision (benefit) for income taxes	252	0%	731	1%	-66%
Income (loss) from continuing operations	(14,793)	-29%	2,673	4%	-653%
Discontinued operations:
Loss from Discontinued Operations	(1,117)	-2%	(717)	-1%	56%
Net Income (loss)	$(15,910)	-31%	$1,956	3%	-913%

** Line items expressed as a percent of revenue in the respective periods.

Revenue for the nine months ended December 31, 2004 was 26% lower at $50.7 million compared to revenue of $68.3 million reported in the nine months ended December 31, 2003.  The decrease in revenue was attributed principally to the effects of transitioning from up-front revenue recognition to subscription revenue accounting as a result of contractual changes made to our licensing agreements. In addition about $1.1 million of revenue from consortia was recognized in the nine months ended December 31, 2003 as compared to $0.1 million recognized in the nine months ended December 31, 2004.  This decrease in revenue from consortia was attributable primarily due to scheduled terminations in 2003 and our launch of the Nanotechnology Consortium on July 1, 2004. Revenue from consulting was $3.0 million lower for the nine months ended December 31, 2004 when compared to the nine months ended December 31, 2003 as the Company focuses on repeatable and more profitable services.

In January 2004 we began offering a new license to our customers which requires subscription accounting. Under this new license, revenue is recognized ratably over the license term.  This contrasts with our previous annual license offering, whereby we recognized 64% of the license revenue in the quarter in which the license was executed and amortized the other 36% of the revenue over the remaining term of the contract to reflect the costs of post-sales support.  Under this new license, the unrecognized revenue, amortized over the remaining term of the agreement, will be accounted for as “deferred revenue” on the balance sheet.  We also license our software on perpetual licenses whereby we recognize 85% of the license revenue in the quarter in which the license is executed and amortize the remaining 15% of the revenue over the term of the maintenance agreement.

Cost of revenue was 18% lower at $12.1 million for the nine months ended December 31, 2004 compared to $14.7 million in the nine months ended December 31, 2003.  Lower royalties, client service costs and documentation and shipping costs were partially offset by higher amortization of previously capitalized software development costs. In addition, $0.6 million of amortization expense related to the amortization of intangible assets from the SciTegic acquisition was recorded in the nine months ended December 31, 2004 as compared to $1.6 million of amortization expense related to purchased technology was recorded in the nine months ended December 31, 2003.

Research and development expenses were 2% lower in the nine months ended December 31, 2004 at $13.2 million compared to $13.4 million recorded in the nine months ended December 31, 2003. Lower personnel-related costs were partially offset by lower capitalization of software development costs.

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

The following table shows the breakout of research and development costs and the amount of capitalized software development for the periods indicated (dollars in thousands):

	Nine Months Ended December 31, 2004
	2004	2003	% Change
Research and development:
Gross software development costs	$16.2	$16.5	-2%
Less: Capitalized software development costs	(3.0)	(3.1)	-2%
Reported research and development expenses	$13.2	$13.4	-2%

Sales and marketing expenses decreased by 1% to $25.3 million in the nine months ended December 31, 2004 compared to $25.6 million in the nine months ended December 31, 2003. Lower sales and marketing expenses were partially offset by the expenses related to our New Business Development Group which was established during calendar 2004.

General and administrative expenses decreased 13% to $11.8 million in the nine months ended December 31, 2004 compared to $13.6 million recorded in the nine months ended December 31, 2003.  The decrease in general and administrative is due to lower head-count and other costs as a result of the spin-off of PDD.

Lease abandonment of $3.6 million was recorded in the quarter related to the move of the corporate headquarters to a new building.  This charge includes sublease income on the former facility.  The Company received a rent abatement period on the new lease that coincides with the with the remaining term on the former headquarters.  Therefore, the Company will receive free rent on its new facility, which will be accounted for as a reduction of average monthly rent over the life of the new lease.

Write-off of in-process research and development costs. As a result of the valuation of the assets acquired in the acquisition of SciTegic in September 2004, we recorded a write-off of $0.5 million in the nine months ended December 31, 2004 related to the portion of the purchase price allocated to in-process research and development.

Spin-off transaction costs were $0.7 million in the nine months ended December 31, 2003 related to transaction costs associated with the spin-off of PDD.  As of December 31, 2004, all of these expenses have been paid.

Net interest and other income was $1.3 million in the nine months ended December 31, 2004 compared to $3.0 million in the nine months ended December 31, 2003. The decrease is due to lower average investment balances as the Company used cash for general operations, the acquisition of SciTegic and the spin-off of PDD.

The provision for income tax was $0.3 million in the nine months ended December 31, 2004 compared to $0.7 million in the nine months ended December 31, 2003. The decrease in the provision for income tax expense includes a credit of $0.9 million related to an expected refund of taxes previously withheld in Japan in the nine months ended December 31, 2004.

Otherwise, changes in the tax provision are due to income recognized in foreign jurisdictions.

A loss from discontinued operations of ($1.1) million was recorded in the nine months ended December 31, 2004 representing the net revenues and expenses at PDD for such period. For the nine months ended December 31, 2003 the loss was ($0.7) million.

A net loss of ($15.9) million or ($0.64) per share was reported for the nine months ended December 31, 2004 compared to net income of $2.0 million or $0.08 per diluted share reported in the nine months ended December 31, 2003. The net loss for the nine months ended December 31, 2004 and net income for the nine months ended December 31, 2003 included the losses from discontinued operations at PDD representing ($0.04) and ($0.03) per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our activities to date primarily through the sale of software licenses, software maintenance and related services, equity securities, and interest income.  Also, prior to the spin-off of PDD, funding was provided through the sale of drug discovery services.  As of December 31, 2004, we had cash, restricted cash, cash equivalents, and marketable securities of $59.1 million compared to $141.6 million as of March 31, 2004. On April 30, 2004, we made a capital contribution to PDD of $46.5 million in cash and securities and incurred costs of approximately $2.3 million which were accrued at March 31, 2004 and have been paid as of December 31, 2004. On September 27, 2004, we paid $10.9 million in cash as part of the total purchase price of $20.8 million for the acquisition of SciTegic.

Cash used in operations increased by $12.3 million in the nine months ended December 31, 2004 compared to the nine months ended December 31, 2003.  The increase is attributable to the loss in the nine months ended December 31, 2004 compared to net income for the nine months ended December 31, 2003 and the use of prepaid assets, both of which are partially offset by an increase in deferred revenue due to transition to subscription accounting. Cash provided by investing activities increased by $40.5 million in the nine months ended December 31, 2004 compared to the nine months ended December 31, 2003 due to the sale of marketable securities to fund the capital contribution to the PDD business under the contractual agreements of the spin-off.  This increase is partially offset by the use of cash for the acquisition of SciTegic.  Cash provided by financing activities decreased by $0.1 million in the nine months ended December 31, 2004 compared to the nine months ended December 31, 2003 due to a decrease in option exercises.

We anticipate that our capital requirements may increase in future periods as a result of seasonal sales trends, additional research and development activities, and the acquisition of additional equipment.  Our capital requirements may also increase in future periods as we seek to expand our technology platform through investments, licensing arrangements, technology alliances, or acquisitions.

We anticipate that our existing capital resources will be adequate to fund our operations at least through the next twelve months.  However, there can be no assurance that changes will not occur that might consume available capital resources before then.  Our capital requirements depend on numerous factors, including our ability to continue to generate software sales, competing technological and market developments, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, and acquisitions of other businesses or technologies.  There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.  Our forecasts of the period of time through which our financial resources will be adequate to support our operations are forward looking information, and actual results could vary.  The factors described earlier in this paragraph will impact our future capital requirements and the adequacy of our available funds.

The following summarizes our long-term contractual obligations as of March 31, 2004. This table has been updated from the Company’s most recently filed 10-K to include the effects of the assignment of the PDD leases to PDD, the guarantee of the PDD leases, the new corporate facility lease in San Diego and the sublease of the former corporate facility (dollars in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Operating leases	$46,399	$3,807	$6,901	$7,580	$28,111
Total	$46,399	$3,807	$6,901	$7,580	$28,111

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

CERTAIN RISKS RELATED TO OUR BUSINESS

Our quarterly operating results could vary significantly. We have historically experienced stronger financial performance in the third and fourth calendar quarters of each year followed by a comparative decline in the first and second quarters.  Quarterly operating results may continue to fluctuate as a result of a number of factors, including lengthy sales cycles, market acceptance of new products and upgrades, timing of new product introductions, changes in pricing policies, changes in general economic and competitive conditions, seasonal slowdowns, and the timing and integration of acquisitions. Additionally, fluctuations in revenue recognition may result as subscription license sales increase.  We also expect to continue to experience fluctuations in quarterly operating results due to general and industry specific economic conditions that may affect the research and development expenditures of pharmaceutical and biotechnology companies. Due to the possibility of fluctuations in our revenue and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Our future profitability is uncertain. We generated losses in the twelve months ended 2001, 2002, 2003, the three months ended March 31, 2004 and the nine months ended December 31, 2004. Continuing net losses may limit our ability to fund our operations and we may not generate income from operations in the future.  Our future profitability depends upon many factors, including several that are beyond our control. These factors include without limitation:

•                  the rate of adoption by our customers of our new subscription licenses option;

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

If we are unable to license software to, or collect receivables from, our early stage biotechnology customers, it may have a material adverse effect on our operating results.  We license our modeling, simulation, data analysis and informatics software to smaller, development stage biotechnology customers. Often these customers have limited or no operating history, and require considerable funding to launch their businesses. As we have experienced in recent quarters, they often significantly scale back, or altogether cease, operations.  Therefore, there is considerable risk in counting on these types of entities for revenue growth.  For entities that remain in business, transactions with these customers carry a higher degree of financial risk. Our customers, particularly our development stage customers, are vulnerable to, and may be adversely impacted by, the tightening of available credit and capital during periods of contraction affecting the United States and our other key markets. As a result of these conditions, our customers may be unable to license or, if under a license, may be unable to pay for, Accelrys software products. If we are not able to collect such payments, we may be required to write-off significant accounts receivable and recognize bad debt expense. As a result of these types of exposures and other potential exposures, we recorded a provision for doubtful accounts of $1.2 million, $0.4 million, less than $0.1 million and less than $0.1 million for the twelve months ended December 31, 2002, the twelve months ended December 31, 2003, the three months ended March 31, 2004 and the nine months ended December 31, 2004, respectively.  Failure of these businesses, write-offs and difficulties associated with collection of receivables from these customers, could materially and adversely affect our operating results.

We will need to achieve commercial acceptance of our products and services in the nanotechnology industry to obtain significant product revenue from that industry.  We intend to develop and sell our products and services to companies in the nanotechnology industry.  We do not know when a market for nanotechnology-enabled products will develop, if at all, and we cannot reasonably estimate the projected size of any market that may develop. In addition, nanotechnology-enabled products may achieve some degree of market acceptance in one segment of the nanotechnology industry but may not achieve market acceptance in other segments of the industry for which we are developing products.  If the segments of the market we are targeting fail to accept nanotechnology-enabled products or to determine that other products were superior, we may not be able to achieve commercial acceptance of our products and services. Even if we develop nanotechnology products and those products achieve commercial acceptance, if the size of the potential markets for our products is not sufficient, we will be unable to generate significant revenue from the nanotechnology industry.

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

Health care reform and restrictions on reimbursement may affect the ability of pharmaceutical, biotechnology and industrial chemical companies to purchase or license our software products or services, which may affect our results of operations and financial condition.  The continuing efforts of government and third party payers in our markets to contain or reduce the cost of health care may reduce the profitability of pharmaceutical, biotechnology and industrial chemical companies causing them to reduce research and development expenditures. Because our products and services depend on such research and development expenditures, our revenues may be significantly reduced.  We cannot predict what actions federal, state or private payers for health care goods and services may take in response to any health care reform proposals or legislation.

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

There can be no assurance as to the effect of the SciTegic acquisition or future acquisitions on our business or operating results.  From time to time, we may acquire other companies that would be complementary to our business. Acquisitions may result in potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities, amortization expenses related to intangible assets and the possible impairment of goodwill, which could harm our profitability. In addition, acquisitions involve numerous risks, including, among other things: higher than estimated acquisition expenses; difficulties in successfully assimilating the operations, technologies and personnel of the acquired company; diversion of management’s attention from other business concerns; risks of entering markets in which we have no or limited direct prior experience; and the potential loss of key employees and customers as a result of the acquisition. In this regard, in September 2004, we acquired SciTegic, Inc., a privately held company providing workflow software solutions for the research science market. Pursuant to this transaction, SciTegic shareholders will receive approximately $12.9 million of cash and up to 1,166,218 shares of Accelrys common stock in exchange for their SciTegic shares, and up to 334,324 additional Accelrys common shares over the next two years subject to certain conditions. There can be no assurance as to the effect of the SciTegic acquisition or future acquisitions on our business or operating results.

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

We also expect compliance with SOX to increase our corporate governance, legal and accounting costs. Further, SOX and the related SEC and Nasdaq compliance rules may make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These laws and regulations could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We continually evaluate and monitor regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

We are subject to risks associated with the operation of an international business.  For the nine months ended December 31, 2004, approximately 48% of the Company’s consolidated revenue was derived from customers outside the United States, both through international subsidiaries and on an export basis. Approximately 25% of our revenue was derived from customers in Europe and approximately 23% was derived from customers in the Asia/Pacific region.  We anticipate that international revenue will continue to account for a significant percentage of future overall revenue. Our international operations continue to expand, with functions such as software development, sales and customer support increasingly being performed outside the United States.  In this connection, we intend to continue the expansion of our development center in Bangalore, India.

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

We expect that our stock price will fluctuate significantly, and you may not be able to resell your shares at or above your investment price.  The stock market, historically and particularly in recent years, has experienced significant volatility and in particular with technology company stocks.  The volatility of technology company stock prices often does not relate to the operating performance of the companies represented by the stock.  Factors that could cause volatility in the price of our common stock include without limitation:

•                  actual and anticipated fluctuations in our quarterly financial and operating results;

•                  market conditions in the technology and software sectors;

•                  issuance of new or changed securities analysts’ reports or recommendations;

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

As institutions hold the majority of our Common Stock in large blocks, substantial sales by these stockholders could depress the market price for our shares.  As of January 2005, the top ten institutional holders of our common stock held approximately 52% of our outstanding common stock.  As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks including changes in foreign currency exchange rates.  The Company’s international sales generally are denominated in local currencies.  For the nine months ended December 31, 2004, approximately 48% of our consolidated revenue was derived from customers outside the United States (including 25% from customers in Europe and 23% from customers in the Asia/Pacific region).  As such, our exchange rate risk is greatest for Dollar/Pound, Dollar/Euro and Dollar/Yen fluctuations.  When deemed appropriate, we may engage in exchange rate-hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations.  At December 31, 2004, we had no such hedging transactions in effect.

We do not use derivative financial instruments for trading or speculative purposes.  However, we regularly invest excess cash in short-term investments, municipal securities, commercial paper, corporate bonds, and mortgage-backed securities that are subject to changes in short-term interest rates.  We believe that the market risk arising from holding these financial instruments is minimal.

Because we have minimal debt, our exposure to market risks associated with changes in interest rates arise from increases or decreases in interest income earned on our investment portfolio.  We attempt to ensure the safety and preservation of invested funds by limiting default risks, market risk, and reinvestment risk.  We mitigate default risk by investing in investment grade securities.  A hypothetical 100 basis point decrease in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 2004.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.  Our management, with the participation of our Chief Executive Officer and our then acting Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004.  Based on that evaluation, our Chief Executive Officer and our then acting Chief Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

We are currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”).  Compliance is required as of March 31, 2005.  The compliance process has included, without limitation, the following:

1.               Define project scope,

2.               Perform entity level assessment,

3.               Identify significant accounts and related processes,

4.               Document processes, transactions and controls,

5.               Test and evaluate design and operating effectiveness of controls, and

6.               Identify control deficiencies and implement improvements.

As of December 31, 2004, we have not discovered any internal control deficiencies that we would consider a material weakness.  There is no assurance that internal control problems will not emerge from future testing or that we will be able to comply with the requirements of Section 404 by the March 31, 2005 deadline.

Changes in Internal Control over Financial Reporting.  There were no material changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings —

We are not currently subject to any material pending legal proceedings. However, we may become subject to other lawsuits from time to time in the ordinary course of our business, and any such lawsuit could harm our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds — None

Item 3.	Defaults upon Senior Securities — None

Item 4.	Submission of Matters to a Vote of Security Holders — None

Item 5.	Other Information — None

Item 6.	Exhibits - see Exhibit Index attached

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELRYS, INC.

By:	/s/ David M. Sankaran

David M. Sankaran
Senior Vice President and
Chief Financial Officer (Duly
Authorized Officer and Chief
Financial Officer)

Date: February 7, 2005

 Accelrys, Inc. and Subsidiaries

 Exhibit Index

2.1

Agreement and Plan of Merger and Reorganization dated September 13, 2004 by and among the Company, Nashville Acquisition Corporation, SciTegic, Inc., Mathew Hahn and David Rogers as Principal Shareholders, and Mathew Hahn as Shareholder Representative (incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K dated September 16, 2004).

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
4.1

Rights Agreement, dated as of September 6, 2002, between Accelrys, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A thereto the Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock and Exhibit B thereto the Form of Right Certificate (incorporated by Reference to Exhibit 4.1 to the Company’s Report on Form 8-K dated September 4, 2002).

10.1#	Amended 1994 Incentive Stock Plan (incorporated by Reference to Exhibit 10.5 to the Company’s Report on Form 10-K for the year ended December 31, 1995 (File Number 000-27188)).
10.1(a)#	Amendment No. 1 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(a) to the Company’s Report on Form 10-K for the year ended December 31, 2000).
10.1(b)#	Amendment No. 2 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(b) to the Company’s Report on Form 10-K for the year ended December 31, 2000).
10.1(c)#	Amendment No. 3 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.5(a) to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997).
10.1(d)#	Amendment No. 4 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(d) to the Company’s Report on Form 10-K for the year ended December 31, 2000).
10.1(e)#	Amendment No. 5 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(e) to the Company’s Report on Form 10-K for the year ended December 31, 2000).
10.1(f)#	Amendment No. 6 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(f) to the Company’s Report on Form 10-K for the year ended December 31, 2000).
10.1(g)#	Amendment No. 7 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(g) to the Company’s Report on Form 10-K for the year ended December 31, 2000).
10.1(h)#	Amendment No. 8 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.54 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2000).
10.1(i)#	Amendment No. 9 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(i) to the Company’s Report on Form 10-Q for the quarter ended March 31, 2002).
10.2#	1995 Employee Stock Purchase Plan (incorporated by Reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-98246)).
10.2(a)#	Amendment No. 1 to the Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2(a) to the Company’s Report on Form 10-Q for the quarter ended March 31, 2001).
10.3#	1995 Director Option Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-98246)).
10.3(a)#	Amendment No. 1 to 1995 Director Option Plan (incorporated by reference to Exhibit 10.3(a) to the Company’s report on form 10-K for the year ended December 31, 2000).
10.3(b)#	Amendment No. 2 to the 1995 Director Option Plan (incorporated by reference to Exhibit 10.3(b) to the Company’s report on Form 10-Q for the quarter ended March 31, 2001).

10.4	Lease Agreement between Accelrys and Eastpark at 8A (incorporated by Reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-98246)).
10.4(a)

Amendment dated as of January 22, 1996 to Lease Agreement between Accelrys and Eastpark at 8A (incorporated by reference to Exhibit 10.13(a) to the Company’s Report on Form 10-K for the year ended December 31, 1995 (File Number 000-27188)).

10.4(b)

Third Amendment to Lease Agreement dated March 31, 1996 between Accelrys and Eastpark at 8A (incorporated by reference to Exhibit 10.13(b) to the Company’s Report on Form 10-Q for the quarter ended June 30, 1996).

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
10.8

Lease Agreement, dated May 1, 1999, between Accelrys and South Brunswick Rental I, LTD (incorporated by reference to Exhibit 10.49 to the Company’s Report on Form 10-Q for the quarter ended June 30, 1999).

10.9#	Accelrys, Inc. 2000 Stock Option Plan (incorporated by reference to the Company’s Report on form 10-K for the year ended December 31, 2000).
10.10#	Accelrys, Inc. Executive Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.52 to the Company’s Report on Form 10-Q for the quarter ended March 31, 2000).
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
10.12(a)#

Separation Agreement and Release of Claims dated September 30, 2002, by and between Accelrys, Inc. and Michael R. Stapleton (incorporated by reference to Exhibit 10.28 to the Company’s Report on Form 10-K for the year ended December 31, 2003).

10.13

Lease Agreement dated July 29, 2001 among the Masters, Fellows and Scholars of Trinity College, Cambridge, Accelrys Limited, and Accelrys Inc. and Trinity College (CJP) Limited (incorporated by reference to the Company’s Report on form 10-Q for the quarter ended September 30, 2001).

10.14#

Employment Agreement dated December 3, 2002 by and between Accelrys, Inc. and Mark J. Emkjer (incorporated by reference to Exhibit 10.28 to the Company’s Report on Form 10-K for the year ended December 31, 2003).

10.15	Lease, dated August 20, 2003, between Accelrys, Inc. and Eastpark at 8A (Building 1000) (incorporated by reference to the Company’s report on form 10-Q for the quarter ended September 30, 2003)
10.16	Lease, dated August 20, 2003, between Accelrys, Inc. and Eastpark at 8A (Building 3000) (incorporated by reference to the Company’s report on form 10-Q for the quarter ended September 30, 2003)
10.17	Accelrys, Inc. 2004 New-Hire Equity Incentive Plan
10.18*	Sublease, dated May 18, 2004, between Accelrys, Inc. and Pfizer Inc.
10.19*	Lease, dated May 18, 2004, between Accelrys, Inc. and AGRRI Seaview, L.LC.
10.20*	Sublease, dated January 27, 2005, between Accelrys, Inc. and QUALCOMM Incorporated
31.1*	Section 302 Certification of the Principal Executive Officer
31.2*	Section 302 Certification of the Principal Financial Officer
32*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

 +             Confidential treatment granted.

 ++          Confidential treatment requested.

 #             Represents a management contract or compensatory plan or arrangement.

 *             Filed herewith