Form 10-K
period 2005-03-31
ACCELRYS, INC.
filed 2005-06-13
CIK 1002388

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-27188

ACCELRYS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0557266 (I.R.S. Employer Identification No.)
10188 Telesis Court, Suite 100 (Address of principal executive offices)	92121-4779 (Zip Code)
Registrant's telephone number, including area code (858) 799-5000
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $0.0001 per share	Nasdaq National Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2004 was $91,179,846 (based upon the September 30, 2004 closing price for shares of the Registrant's Common Stock as reported by the NASDAQ National Market). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2005
Common stock, par value $0.0001 per share	26,118,446 (Net of treasury shares)

DOCUMENTS INCORPORATED BY REFERENCE

        Selected portions of the 2005 Proxy Statement are incorporated by reference in Part III of this Report. The Exhibit Index (Item No. 15) incorporates several documents by reference as indicated therein.

ACCELRYS, INC.

2005 Form 10-K

PART I

ITEM 1. BUSINESS

        Accelrys, Inc. through its wholly owned subsidiaries ("Accelrys" or the "Company") develops and commercializes molecular modeling, simulation, informatics, and decision support software for the life sciences and materials research markets. Accelrys is headquartered in San Diego, California and was incorporated in Delaware in 1993. Our internet address is www.accelrys.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available without charge on our website as soon as reasonably practicable after filed with or furnished to the Securities and Exchange Commission. Significant developments during the fiscal year ended March 31, 2005 include the following:

        On April 1, 2004 we changed our fiscal year end from December 31 to March 31.

        On April 30, 2004, we spun off our drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. ("PDD"), which integrates proprietary small molecule combinatorial and medicinal chemistry, high-throughput screening, in-vitro pharmacology, computational methods and informatics to discover and optimize lead compounds and drug candidates. The spin-off of PDD resulted in PDD becoming an independent, separately traded, publicly held company. This was accomplished through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of Accelrys common stock. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we have reclassified PDD's current and prior period results of operations, assets and liabilities as discontinued operations in the financial statements. Further, the following report excludes results of operations, assets and liabilities of PDD, unless otherwise noted.

        On May 11, 2004, our shareholders approved the change of the Company's name to Accelrys, Inc. from Pharmacopeia, Inc.

        On September 27, 2004, we acquired all of the outstanding common stock of Scitegic, Inc. (Footnote 4).

        When used anywhere in this document, the words "expect", "believe", "anticipate", "estimate", "intend", "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements herein may include statements addressing our future financial and operating results. We have based these forward-looking statements on our current expectations about future events. Such statements are subject to risks and uncertainties including execution upon our strategic plans, the acceptance of new products, the obsolescence of existing products, the resolution of existing and potential future patent issues, additional competition, changes in economic conditions, and other risks described in documents we have filed with the Securities and Exchange Commission, including the sections of this report on Form 10-K entitled "Risk Factors," "Certain Risks Related to our Business," "Certain Risks Related to Intellectual Property," "Certain Risks Related to the Spin-Off of PDD", and subsequent reports on Form 10-Q. All forward-looking statements in this document are qualified entirely by the cautionary statements included in this document and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this document. These forward-looking statements speak only as of the date of this document. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

        We have approximately 525 employees. Our customers include many leading chemical, biotechnology and pharmaceutical organizations. Our software covers disciplines including gene sequence analysis, proteomics, rational drug design, lead optimization, materials research, and formulation design.

OVERVIEW

        For companies in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries, innovation in the discovery and development of new products and the rapid, cost-effective commercialization of these products can be crucial to success. Such organizations also strive to increase the efficiency or effectiveness of products and processes. Marginal process improvements can often have dramatic returns on investment. Companies in these industries invest considerable resources in technologies that suggest productive new pathways for research projects, increase the efficiency of discovery and development processes, or enable them to maximize the use of corporate data, information and knowledge. One such set of technologies is software-based computation, analysis, informatics and knowledge management tools. These tools allow users to simulate key chemical and biological systems, understand and predict fundamental properties, and design new or improved products and processes. They also manage and mine scientific data, turning it into useful information and supporting decision processes and research and development workflows.

        We design, develop, market, and support software and provide related services that facilitate the discovery and development of new and improved products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries. Using our products, researchers may increase the speed and efficiency of the research and development cycle, thereby reducing product development costs and shortening the time to market for new product introductions and process improvements. Our customers include leading commercial, government and academic organizations. Many of the largest pharmaceutical, biotechnology, chemical, petroleum and semiconductor companies worldwide use our software. We market our products and services worldwide, principally through our global direct sales force, augmented by use of distributors.

        Following are brief descriptions of our product lines.

        Modeling and Simulation Software.    Many factors that affect a molecule, including activity, bioavailability, toxicity, shelf life and environmental impact, are governed by fundamental properties such as shape, structure and reactivity that are determined at the sub-atomic, molecular, or near-molecular levels. A spectrum of simulation technologies—quantum mechanical simulation, molecular simulation, and mesoscale simulation—predict these properties and help researchers discover new products, sharpen the focus of experimental activities and improve ultimate product performance. We are a leading provider of such modeling and simulation software.

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

        We plan to continue enhancing our product and service offerings for specialist computational chemists and biologists, who are the principal users of modeling and simulation products. In addition, we are broadening our user base by enabling straightforward access to these methods by a much larger population of scientists and engineers who do not currently use modeling and simulation software. This also helps expert modelers to connect and communicate more effectively with other research organizations. Further, these products assist organizations in capturing, managing, and sharing the critical knowledge developed in modeling.

        Informatics Software.    We are a leading provider of tools to capture, store, manage, and mine scientific data and information. Informatics is a well-established technology in life sciences, where bioinformatics tools are integral to genetic and biological research, and cheminformatics applications are widely used to manage chemical information.

        Our bioinformatics solutions include a suite of programs enabling molecular biologists to search, edit, compare, map and align sequence data. Researchers use these solutions to enable the analysis of DNA and protein sequences and structure, predict RNA secondary structure and annotate protein sequences. Such capabilities help them to use the genomic data that is being made available by projects such as the Human Genome Project. In addition, we provide enterprise-wide data management and analysis tools that assist in the management of this data. Data visualization and analysis capabilities allow this data to be viewed and understood on standard desktop computers.

        Our cheminformatics software is based on standard database architectures such as Oracle® and Microsoft® Access®. We provide data visualization and analysis software to search, retrieve, and use chemical structures, biological and chemical data, experimental data, and registration information. Many of these tools use industry standard software components and are compliant with applications such as Microsoft Excel®, allowing chemists to use chemical data within familiar productivity tools. We also use this component technology and our database architectures to build customized enterprise-wide systems for client companies, and we sell our components, enabling customization and flexible implementation of our systems by chemical programmers.

        Workflow Software Solution.    Our workflow solution software allows customers to analyze and mine extremely large data sets in real time. Informatics analyses generally require multiple computational steps. To address this issue our solutions allow for automated data analysis protocols to be saved for re-use or shared with a broad community of users within the organization.

BUSINESS STRATEGY

        Our objective is to strengthen Accelrys' position as a leading provider of software-based scientific computation, analysis, informatics, knowledge management, workflow products and services worldwide. We plan to accomplish this by providing a comprehensive set of integrated productivity tools that are central to the enterprise-wide research and development activities of our customers, and by connecting these tools within an information technology ("IT") framework that makes it easier for research organizations to manage data, information, knowledge, and collaborative processes. The key elements of our strategy to achieve this objective include:

        Expand User Base.    We intend to increase sales to our key software accounts and pursue new customers within existing markets. In addition, we intend to target our software not only at a growing number of computational chemists/biologists and informatics specialists, but also the much larger group of scientists and engineers which do not currently use computation and simulation software. We believe we can leverage our strong relationships with our existing specialist users to help promote the use of our software solutions by other scientists working in the same organization as the specialists.

        Further Develop Workflow Software Solutions.    The need for automation of scientific data processing continues to grow as the rate of data generation rapidly increases, and we intend to broaden our successful workflow platform, Pipeline Pilot™, to address more application areas. We will be adding and enhancing the platform with more tools of broad applicability, including report generation, statistics, and text mining. In addition, we intend to adapt the platform to support automation and integration of many of our other products to promote greater use and utility. Finally, to foster the expansion of a thriving community around Pipeline Pilot, we will be encouraging other software vendors, including our competitors, to integrate with the platform so that researchers will have the freedom to assemble complete software solutions containing the best tools for their particular application, even when they come from other vendors.

        Leverage Core Computational Technology and Maintain Technology Leadership.    We believe that our core scientific software technologies have helped position us at the forefront of computational methods technology providers. We intend to continue to make significant investments in product development in order to improve the efficiency and predictive accuracy of these core technologies and to maintain our technology leadership. We intend to continue to deliver these leading-edge solutions are delivered to customers in an environment that best fits emerging market needs—for example, offering access to some of our leading legacy UNIX® workstation products via Linux® clients.

        Enhance Technology Position.    We will strengthen our scientific and technical expertise through acquisitions and partnerships and through joint development projects with leading academic, government and industrial researchers. We intend to continue to pursue acquisitions and strategic relationships with third parties in order to obtain early access to new technologies, facilitate market acceptance of new products and reduce internal product development investment.

        Expand Informatics Market Share.    Our customers will need more sophisticated and flexible data and knowledge management tools as the use of modeling and simulation, gene sequence analysis and other computational methods expands and as the amount of data about drug discovery and chemical development activities continues to grow. We intend to continue to improve and integrate our bioinformatics and cheminformatics offerings, to develop our components strategy that enables a better fit to customers' individual needs, and to leverage our relationships with customers, in order to achieve this growth.

        Create Collaborative Systems and Environments.    We believe that the desire among our customer base to increase process efficiency across diverse workgroups and disciplines while managing and using enormous quantities of data and information has created a need for workflow tools that help researchers to better collaborate and manage projects. We plan to continue to improve our offerings to include workflow capabilities. As these product offerings expand, we also expect increased opportunities to tailor and customize work group and enterprise-wide solutions for customers through consulting services. The integration of informatics capabilities and provision of collaborative enterprise environment is being pursued through the development of integrated software platforms for discovery research including Discovery Studio®, Materials Studio® and Pipeline Pilot™. We plan to develop our key modeling and informatics capabilities such that they are compatible with these platforms.

SCIENCE AND TECHNOLOGY

        Following are more detailed descriptions of the science and technology supporting each of our various product lines.

        Modeling and Simulation.    Our modeling and simulation technology delivers predictive models of chemical, biological and materials phenomena within an open environment. This technology simulates subatomic, interatomic and intermolecular interactions, and a wide range of corresponding properties, including molecular structure, activity, diversity, stability, morphology, solubility, adhesion, adsorption, diffusion, color, analytical spectra, and optical, electrical and mechanical properties. There are five primary classes of molecular and materials simulation methods, all of which are found in our products:

  •
  Quantum Mechanical (QM) Methods.    Our most fundamental simulation methods compute interactions at the level of electrons and nuclei. These methods are capable of simulating which chemical entities are stable, how chemical reactions occur, and properties such as reactivity, color and magnetism. These methods are computationally demanding. Historically, they have been applied to small, carefully selected models. Technological advances, many driven by us and our partners, are now allowing quantum mechanical methodology to be applied more generally and to larger materials and systems. The problems studied using QM methods are those that are typical in the emerging nanotechnology market.

  •
  Molecular Mechanical (MM) Methods.    Our MM methods probe molecular conformations and the interactions between molecules based on simplified analytical expressions. These methods include automated procedures for probing how a drug molecule binds to an active site, what conformations a polymer chain may adopt, and what similarities exist between a new amino acid sequence and protein sequences for which tertiary structures are known. They also include tools used to determine structure based on X-ray diffraction or nuclear magnetic resonance data. Such methods contain more approximations than quantum methods but can be applied to much larger and more complex systems, providing insight into many chemical processes.

  •
  Mesoscale Methods.    Our mesoscale methods study processes above the molecular scale that are critical to materials and chemical engineering properties. These methods are particularly suited to predicting the properties and mixing behaviors of polymer mixtures, complex fluids, detergents and soft materials.

  •
  Structure Determination and Instrument Simulation.    A range of methods combine the technologies introduced above with techniques to interpret and simulate data captured from analytical instruments so that accurate models of molecular, sub-molecular, and mesoscale structure can be determined. The analytical techniques used include powder diffraction, nuclear magnetic resonance ("NMR"), and infrared spectra. Such methods are often a vital pre-requisite to effective modeling and simulation and also act as essential validation of computational work.

  •
  Correlative Methods.    Correlative methods identify interrelationships between structure and properties that can be used predictively. In many cases, it is known that macroscopic properties are determined by molecular-level behavior, but the analytical details of these relationships are not known. Quantitative structure activity relationship ("QSAR") methods provide a framework in which to correlate molecular attributes and macroscopic properties. This framework can predict, to a reasonable degree of confidence, the properties of molecules that are comparable with a control set for which properties have been measured.

        Platform Technologies.    The computational methods outlined above are offered within an information technology framework designed to support the needs of today's leading research organizations. This framework is delivered via three platforms—Pipeline Pilot, Discovery Studio and Materials Studio.

  •
  We have pioneered an open scientific software architecture through products such as our Cerius2®, Insight II® and Pipeline Pilot software. Many customers have used our published programming interfaces to incorporate and customize new methods into these software packages. The modular architecture is designed to provide streamlined access to the various computational methods, allowing their use in discrete, combined and packaged ways.

  •
  The Discovery Studio software delivers platform technology that provides a common data architecture for pharmaceutical-focused products. The Discovery Studio software combines updated infrastructure technology and market leading science acquired and developed by us. This platform allows us to deliver molecular modeling and simulation desktop products to new classes of users, through the advantages of client-server computing. Application installations range from a single user working on a personal computer ("PC") to a multi-departmental facility accessing a wide range of heterogeneous computer resources to tackle the biggest simulations problems facing the industry. The client application is created using industry-standard languages and protocols on Linux and Windows®, and incorporates powerful new technology that enables the display and manipulation of molecular structures and other data on the PC. Depending on the application, the servers can be Windows® XP/2000® servers, or customers can take advantage of the low cost/high performance servers offered by Linux.

  •
  The Materials Studio software delivers similar benefits via desktop PC's to users in the materials sciences. The client software provides a PC-based modeling and visualization environment from which users can set up, run and analyze results of computations on more powerful computer servers on their Intranet. The servers can be UNIX workstations, Linux servers, or Windows® 2000® servers or workstations. The client software runs on Windows® 2000 and XP®.

        Bioinformatics Software.    Our bioinformatics solutions enable the management and analysis of biological data and provide a wide range of gene sequence analysis capabilities.

  •
  Gene Sequence Analysis.    The core technology serving the bioinformatics and gene sequence analysis market is contained within a suite of programs marketed under the name Accelrys GCG. This suite contains over 130 programs covering the research needs of molecular biologists. Based on published algorithms from the fields of mathematical and computational biology, Accelrys GCG includes sequence comparison, database searching and retrieval, DNA/RNA secondary structure prediction, editing and publication, evolutionary analysis, fragment assembly, gene finding and pattern recognition, importing and exporting, mapping, primer selection, protein analysis, and translation. The computational and analysis capabilities of Accelrys GCG runs on UNIX and Linux servers. They can be accessed through a variety of client user interfaces, enabling broad access to this technology.

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

  •
  Workflow Software Solutions.    Pipeline Pilot provides an open environment for the automation and integration of scientific data processing. By connecting together modular processing steps into a network through which data flows, researchers can create sophisticated computing routines that automate days of manual effort with a single step. Further, the approach allows data from disparate sources such as databases and flat files to be processed together without first creating and loading a single unifying data management system. As an open platform, Pileline Pilot enables other software vendors to make their products compatible so customers can always choose the best combination of available tools to deploy.

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

  •
  Enterprise Solutions.    The Accord Enterprise Informatics (AEI) suite is a single, powerful environment for enterprise-wide management of chemical structures, biological assay data, and related information. Based on Oracle databases, which are extended to understand chemistry via our DS Accord Chemistry Cartridge, AEI allows customers to manage and share this data and access it via a series of applications focused on specific tasks, including data analysis, management of high throughput screening workflow, and compound registration.

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

  •
  Data Content.    We deliver a range of chemical databases. These include the Chemicals Available for Purchase (CAP) database product, which combines many suppliers' catalogs including the entire Sigma-Aldrich listing, the Failed Reactions Database™, offers data on reactions that afford unexpected results, Solid-Phase Synthesis designed for chemists engaged in the design of combinatorial libraries, Metabolism and Biotransformations providing data on the metabolic fate of organic molecules, Methods in Organic Synthesis (MOS) containing over 3,000 new reactions each year, BioCatalysis covering biomolecule-mediated organic synthesis, Protecting Groups which provides chemists with ready access to selected information on the full range of protecting group chemistry, BIOSTER that provides a critical compilation of thousands of bio-analogous molecule pairs, and a series of two organic chemistry databases offered in association with J.W. Wiley & Sons, publishers.

  •
  Workflow Software Solutions.    Pipeline Pilot provides an open environment for the automation and integration of scientific data processing. By connecting together modular processing steps into a network through which data flows, Pipeline Pilot enables researchers to create sophisticated computing routines that automate days of manual effort with a single step. Further, the approach allows data from disparate sources such as databases and flat files to be processed together without first creating and loading a single unifying data management system. As an open platform, Pileline Pilot enables other software vendors to make their products compatible so customers can always choose the best combination of available tools to deploy.

  •
  Tools and Components.    We enable IT professionals and scientific application developers to construct custom cheminformatics solutions through a wide range of tools and components that include the DS Accord Chemistry Cartridge, Accord Chemistry Control, Accord Grid Control, Accord SDK, and the Combichem Enumeration Components. These are central to our strategy of enabling cheminformatics customers to create systems and solutions that precisely fit their needs.

PRODUCTS AND SERVICES

        We offer a broad suite of products and services designed to enable our customers to shorten product lead times, reduce research and development costs, improve product and process performance, manage and analyze chemical and biological data and information, and communicate more effectively both inside and outside an organization. These products and services incorporate the following attributes:

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

        Ease of Use.    Our products are integrated, modular, focused on specific research areas or techniques, and accessible by intuitive graphical user interfaces ("GUI"). These enable scientists to use molecular simulation in a manner consistent with established analytical and laboratory techniques, in a user-friendly computational environment.

        Increased Access.    We have developed desktop product lines that target a broader group of users, including laboratory scientists and engineers. Scientific researchers increasingly use products running in the Microsoft Windows environment on desktop computers to search for, analyze and communicate scientific data, particularly within corporate Intranets. Our desktop products use familiar technology and are built upon our open architecture and validated core technology.

        Based upon the science, technology and attributes described above, we provide a broad suite of products used throughout the research and development cycle. We believe that offering a "single-shop," integrated drug discovery and chemical development solution will be a significant benefit to our customers. In addition to these software modules, we also offer the following services:

        Customer Support and Training.    Expert telephone support, an Internet-based knowledge-base and request-tracking system, on-site training, web-based training, and scheduled training workshops, are all designed to enhance customer success in application of our technologies.

        Contract Research.    Our scientists can be contracted to work on specific projects, typically applying our modeling and simulation solutions to problems such as database construction or structure determination. This program provides a high level of collaboration with the customer, and includes mentoring and knowledge transfer related to the application of our modeling tools.

        Implementation and Integration Services.    We can assist customers with the implementation of products, where required. In particular, this is often a requirement for enterprise informatics products. We also offer services that increase the value of our software by providing new business-critical functionality for enterprise systems built around or including our software. This extended functionality is typically developed in the form of configuration files, templates, and plug-ins that are decoupled from the effects of future changes in the underlying software. Our consulting services solutions extend our customers' business workflows and create increased efficiency and effectiveness. These solutions can involve business consulting, project management, advanced data pipelining technologies, customization and integration. Our consulting services deliver open and extensible solutions that can include our products, components and services, and competitor and open source products.

PRODUCT USES

        Our products are used in a variety of research areas within a number of industries. The principal research and development areas in which our products are used include the following:

        Sequence to Structure.    Our bioinformatics, proteomics, and structural biology software provides tools that enable researchers to tackle the range of problems inherent in moving from gene sequence data to fully characterized targets for drug discovery projects. This range of activities represents the early stages of the drug discovery process and is an essential pre-requisite for the structure-based route to drug discovery. Relevant problems include finding sequences within the huge quantities of available genetic data, characterizing those sequences and relating them to particular functions, determining the secondary structure of DNA and RNA, determining the three dimensional molecular structure of proteins (often using data from analytical techniques such as NMR and X-ray diffraction), and understanding the relationship between this structure and function. The key product for gene sequence analysis is the Accelrys GCG Package software, now augmented and accessible via Accelrys Gene software. Products used in macromolecular structure determination and subsequent protein modeling include Discovery Studio™, CNX®, Insight II® application modules, QUANTA™, Discover®, CHARMm®, and Felix™ software.

        Lead Identification and Optimization.    The next step in drug discovery is the development and optimization of potential small molecule drugs based on these targets. Our rational drug design products allow the design of small organic therapeutics, based on a protein active site model or on activity data for a set of compounds. Related techniques are used to design and assess combinatorial molecular libraries that are screened for desired activity using high throughput experimentation. We thus bring together the worlds of computation and experimentation. The large quantities of data generated by such activities can be managed and analyzed using our informatics tools—resulting in more focused testing and design. Rational drug design and combinatorial chemistry products include Catalyst®, Cerius2 and Insight II®, and DS MedChem Explorer software. Cheminformatics tools applied to manage relevant data are based on the Accord Enterprise Informatics product.

        Drug Development.    Following the discovery process, a drug must be delivered successfully—administered as a crystalline solid in a pill, or through some other mechanism such as a patch or spray. Our crystallization software solves a range of problems that are important to the development and formulation of pharmaceuticals—for example, establishing possible crystalline structures for the solid material of a pill. Such problems are critical across the chemicals industries, affecting products such as paints, pigments, and petrochemicals. Our crystallization products are delivered as Cerius2 and Materials Studio application modules.

        Improving Materials and Processes in the Chemicals Industry.    Many of our other solutions support the design of improved products and processes across the chemicals industry. In addition to the crystallization tools introduced above, two key technology areas in this respect are polymer science and catalysis. Polymer modeling products are used by researchers in the chemical, plastics, rubber, adhesives, petrochemical, aerospace and automotive industrial sectors to analyze and predict polymer properties and establish the link between these properties and the molecular-level structure of the material. Our polymer products allow these researchers to construct and characterize models of polymers and predict key properties, such as blend compatibility, mechanical behavior, cohesion and adhesion to surfaces. Our polymer products include the Cerius2 and the Insight II application modules—the full range of polymer technology is now extended and available within the Materials Studio product line through such products as Discover, Equilibria, and MesoDyn modules. Our catalysis products are used by companies in the chemical, petrochemical, natural gas and plastics industries and by catalyst manufacturers to characterize catalysts and sorbent materials, to simulate thermodynamic and reactivity data, and to understand and control chemical reactions. Our products are used to characterize and design metallocene catalysts, zeolites and other molecular sieves, and metal oxides. Legacy products include the Cerius2 and the Insight II application modules. Our Materials Studio product line targets the chemical industry and includes such products as Discover, DMol3, and CASTEP modules.

        Other Materials-based Industries.    Our products have a broad range of applications across industries including electronics, aerospace, structural materials, automotive and energy. In electronics, for example, the trend toward microminiaturization of electronic devices has created a need for improved processes and materials. Semiconductor and electronics companies use our products to understand surface chemistry, defects, thin oxide layers, magnetic properties, and the performance of new packaging materials. Legacy products include the Cerius2 and the Insight II application modules. Our Materials Studio product line targets this industry through the Discover, Dmol3, and CASTEP modules.

        Nanotechnology.    We are a leading provider of key tools for nanotechnology research and development. Our modeling and simulation technology and our scientists have contributed to significant scientific projects that include improving the efficiency of novel nanotube-based display devices, controlling and optimizing new gas sensor materials, developing nanodot-based solid-state lighting, designing ultrasensitive electromechanical sensors made from nanotubes, and developing efficient production methods for clay-polymer nanocomposites.

CUSTOMERS

        Our customer base consists of commercial, governmental and academic organizations. No single customer accounted for more than 10% of our revenue during the fiscal year ended March 31, 2005.

        Industrial Customers.    Our industrial customers include many of the largest pharmaceutical, biotechnology, chemical, petroleum and semiconductor companies worldwide. In each of the past three fiscal years, a significant portion of our total revenue has been derived from pharmaceutical, biotechnology and chemical companies.

        Governmental Customers.    Many governmental institutions in the United States, Canada, Europe and the Asia/Pacific region use our products.

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

CONSORTIA

        We have historically formed a number of consortia with outside parties, commonly for purposes of market expansion and product development. These consortia include several customers which typically pay us membership and software license fees. We believe the formation and management of these consortia helps us focus on topical industrial needs, and establishes the consortia members as an initial customer base for our products. We believe our consortia also help us establish valuable working relationships with leaders in our target markets.

        During fiscal year 2005, we established the Nanotechnology Consortium ("Nanotech Consortium") to bring together industry, scientists and academia to spur nanotechnology innovation. The goal of the Nanotech Consortium is to accelerate the development of software tools that enable the design of nanomaterials and nanodevices. Additionally, the Nanotech Consortium is intended to enhance nanotechnology research and development by fostering collaboration between scientists and engineers. A partial list of the members of the Nanotech Consortium includes Corning Incorporated, Fujitsu, e2v Technologies, Imperial College, London, and Uppsala University, Sweden.

SALES AND MARKETING

        We market our products and services worldwide. Historically, the Company has generated approximately 50%, 30% and 20% of its revenues from the United States, EMEA (defined as Europe and Middle East and Africa) and Asia Pacific, respectively. In these regions we have direct sales forces, consisting of field sales, certain distributor arrangements, and telesales representatives. Certain of our telesales representatives focus exclusively on sales to academic researchers. The direct sales representatives and other telesales representatives work in teams selling to commercial and governmental accounts in assigned geographic territories. Our direct sales representatives typically focus on larger accounts and transactions and work closely with our pre-sales support scientists in order to demonstrate our products and their applicability to various research and development efforts. Our other distributor relationships are focused in the Asia market, and complement the direct sales approach.

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

        Our customers' buying habits have historically resulted in a higher concentration of sales in the third quarter of our fiscal year.

PRODUCT DEVELOPMENT

        Our product development expenses in the three fiscal years and two three month periods were as follows (in thousands):

	Twelve Months Ended			Three Months Ended
	March 31, 2005	December 31, 2003	December 31, 2002	March 31, 2004	March 31, 2003
					(Unaudited)
Product development:
Gross software development costs	$22,530	$22,349	$23,497	$5,117	$5,877
Capitalized software development costs	(4,206)	(4,271)	(2,477)	(852)	(1,185)

Total product development costs	$18,324	$18,078	$21,020	$4,265	$4,692

        The increase in product development expenses for the year ended December 31, 2003 as compared with the year ended March 31, 2005 was due to additional product development activities by SciTegic, offset by decreases in staffing costs and other cost efficiencies realized throughout the year. The decrease in product development expenses for the year ended December 31, 2002 as compared to the year ended December 31, 2003 was due to a reduction in development headcount and an increase in the rate of capitalizable activities. The decrease in product development expenses for the three months ended March 31, 2003 as compared to the three months ended March 31, 2004 resulted from cost efficiencies realized by the business.

        Development of our software is focused on expanding product lines, designing enhancements to our core technology and integrating existing and new products into our principal software architectures. We intend to offer regular updates to our products and to expand our existing product suite. A key component of our product development activities is the extension of our core UNIX-based software architecture to accommodate access to our products from desktop computers.

        We license or acquire products from corporate, governmental and academic institutions. These arrangements sometimes involve joint development efforts and frequently require the payment of royalties by us. The development and royalty obligations, scope of distribution rights, duration and other terms of these arrangements vary depending on the product, the market, resource requirements, the other parties with which we contract and other factors. We intend to continue to license or otherwise acquire technology or products from third parties.

        We have also developed products with funding and direction from customers through our consortia activities, see "Business—Consortia," and we currently intend to continue to develop products as part of our consortia arrangements with customers.

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

        Purchases of perpetual licenses to use our products include at least one year of maintenance services, consisting of technical support and software upgrades. Thereafter, we offer renewals of maintenance services on an annual basis in return for an annual fee. Annual and multi-year licenses to use our products generally include maintenance services. Most of our customers contract for maintenance and support services. These give customers access to new releases, technical notes, documentation addenda and other support which enables customers to utilize our products more effectively, including access to our technical and scientific support personnel during extended business hours. Both internally and through our distribution channels, we offer training conducted by staff knowledgeable in both the theory and application of our products. Technical newsletters and bulletins and advance notification about future software releases are sent to customers to keep them informed and to help them with resource allocation and scheduling. To maintain an ongoing understanding of customer requirements, we sponsor scientific symposia and user group meetings throughout the year.

COMPETITORS

        The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our competitors offer a variety of products and services to address this market. We believe that the principal competitive factors in this market are product quality, flexibility, ease-of-use, scientific validation and performance, functionality and features, open architecture, quality of support and service, reputation and price. Competition currently comes from the following principal sources (and competitors that supply such sources listed in alphabetical order): other software packages for analysis of chemical and biological data (Elsevier MDL, IDBS, LION bioscience); desktop software applications (CambridgeSoft, Invitrogen, Tripos), including chemical drawing (CambridgeSoft, Elsevier MDL), molecular modeling and analytical data simulation applications (Chemical Computing Group, Schrodinger, Tripos); other types of simulation software provided to engineers (Reactive Design); and firms supplying databases, such as chemical or genomic information databases (Elsevier MDL, LION bioscience), database management systems and information technology (Elsevier MDL, IDBS, LION bioscience). In addition, certain of our licenses grant the right to sublicense our software. As a result, our customers and third-party licensees could develop specific simulation applications using our technology and compete with us by distributing such programs to potential customers. Customers or licensees could also develop their own modeling, simulation, analyses, bioinformatics or cheminformatics technology and cease using our products and services. Further, they may choose to sublicense such technology.

        Certain of our competitors and potential competitors have longer operating histories than us and have greater financial, technical, marketing and other resources. Further, many of our competitors offer products and services directed at more specific markets than those targeted by us, enabling these competitors to focus a greater proportion of their efforts on such markets. Certain offerings that are competitive with our products and services are developed and made available by governmental organizations and academic institutions, and these entities may be able to devote substantial resources to product development and also offer their products to users for little or no charge. There can be no assurance that our current or potential competitors will not develop products, services or technologies that are comparable to, superior to, or render obsolete, the products, services and technologies we offer. There can be no assurance that our competitors will not adapt more quickly than us to technological advances and customer demands, thereby increasing such competitors' market share relative to ours. Any material decrease in demand for our technologies or services may have a material adverse effect on our business, financial condition and results of operations.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

        We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also have nineteen United States and foreign patents. We believe that factors such as the technological and creative skills of our personnel, new product development, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technological leadership position. We seek to protect our software, documentation and other written materials primarily under trade secret and copyright laws, which afford only limited protection. However, there can be no assurance that we can successfully protect our intellectual property. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In limited instances, we have licensed source codes of certain products to customers or collaborators. For these reasons, policing unauthorized use of our products may be difficult. In addition, the laws of some foreign countries do not protect proprietary rights as fully as do the laws of the United States. Historically we have not relied on our patent portfolio to protect our intellectual property.

        There can be no assurance that third parties will not claim infringement by us of their intellectual property rights. There can be no assurance that our products do not infringe upon the patent or other intellectual property rights of third parties, that we will not be required to seek licenses for or otherwise acquire rights to technology as a result of claims of infringement or that other companies will not bring infringement suits against us. We expect in general that product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segments grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to discontinue or recall products or to enter into royalty or licensing agreements.

        Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event of a successful claim of product infringement against us, our failure or inability to license or design around the infringed technology would have a material adverse effect on our business, our financial condition and results of operations.

EMPLOYEES

        As of March 31, 2005, we had approximately 525 regular employees. None of our employees is covered by collective bargaining agreements. Substantially all of our employees, other than certain of our executive officers and employees with customary employment arrangements within Europe, are at will employees, which means that each employee can terminate his/her relationship with us and we can terminate our relationship with him/her at any time. We offer industry competitive wages and benefits and are committed to maintaining a workplace environment that promotes employee productivity and satisfaction. We believe our relations with our employees are good.

CERTAIN RISKS RELATED TO OUR BUSINESS

        You should carefully consider the risks described below before investing in our securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions, geopolitical changes and international operations. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity.

        Our quarterly operating results could vary significantly.    We have historically experienced stronger financial performance in the December quarter of the year followed by a comparative decline in the other quarters. In the twelve months ended March 31, 2005 and the twelve months ended December 31, 2003, the Company recognized 32% and 37% of its revenue for these fiscal years in the December quarters, respectively. Quarterly operating results may continue to fluctuate as a result of a number of factors, including lengthy sales cycles, market acceptance of new products and upgrades, timing of new product introductions, changes in pricing policies, changes in general economic and competitive conditions, and the timing and integration of acquisitions. Additionally, fluctuations in revenue recognition may result as the mix of contracts continues to shift away from perpetual licenses and towards subscription licenses. We also expect to continue to experience fluctuations in quarterly operating results due to general and industry specific economic conditions that may affect the research and development expenditures of pharmaceutical and biotechnology companies. Due to the possibility of fluctuations in our revenue and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

        Changes in the accounting treatment of stock options will adversely affect our results of operations.    In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123R. "Share-Based Payment" (SFAS 123R), which is a revision of SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not permit pro forma disclosure as an alternative to financial statement recognition. We currently plan to adopt SFAS 123R in our first fiscal quarter ending June 30, 2006. The adoption of the SFAS 123R fair value method will have a significant adverse impact on our reported results of operations because the stock-based compensation expense will be charged directly against our report earnings. The impact of our adoption of SFAS 123R cannot be predicted at this time because it will depend on the future fair values and number of share-based payments granted in the future. However, had we adopted SFAS 123 in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes model as described in the disclosure of pro forma net loss and pro forma net loss per share in Footnote 2 of our Notes to Consolidated Financial Statements.

        Our future profitability is uncertain.    We generated losses in the twelve months ended December 31, 2002, and 2003, the three months ended March 31, 2004 and the twelve months ended March 31, 2005. Continuing net losses may limit our ability to fund our operations and we may not generate income from operations in the future. Our future profitability depends upon many factors, including several that are beyond our control. These factors include without limitation:

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

        We face strong competition in the scientific software sector.    The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions, pricing strategies and other market activities of industry participants. We currently face competition from the following principal sources:

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

        In addition, some of our software licenses grant the right to sublicense our software. As a result, our software customers and third-party licensees could develop specific simulation applications using our software developer's kit and compete with us by distributing these programs to our potential customers. Customers or licensees could also develop their own simulation technology or informatics software and cease using our products and services. Some of our competitors and potential competitors in this sector have longer operating histories than us and have greater financial, technical, marketing, research and development and other resources. Many of our competitors offer products and services directed at more specific markets than those we target, enabling these competitors to focus a greater proportion of their efforts and resources on these markets. Some offerings that compete with our products are developed and made available at lower cost by governmental organizations and academic institutions, and these entities may be able to devote substantial resources to product development and also offer their products to users for little or no charge. Finally, we also face competition from open source software initiatives, in which developers provide software and intellectual property free over the Internet.

        We are subject to pricing pressures in the markets we serve.    We operate in an intensely competitive marketplace which has led to significant pricing pressure and declines in average selling price over the past several years. In response to competition and general adverse economic conditions in the markets we serve, we may be required to modify our pricing practices. This development may adversely affect our revenue and earnings. We generally license our products and services on a "right to use" basis pursuant to licenses over a specified period of time or in perpetuity. Changes in our pricing model or any other future broadly-based changes to our prices and pricing policies could lead to a decline or delay in revenue as our sales force and customers adjust to the new pricing policies.

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

  •
  costs associated with software development and sales;

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

        Our ability to increase our revenue may depend upon increased market acceptance of our products and services.    Our products are currently used primarily by molecular modeling and simulation specialists. Our strategy is to expand usage of our products and services by marketing and distributing our software to a broader, more diversified group of biologists, chemists, and engineers. If we cannot expand our customer base, we may not be able to increase our revenue, or such revenue may decline. In general, increased market acceptance and greater market penetration of our products depend upon several factors, including:

  •
  overall product performance;

  •
  ease of implementation and use;

  •
  accuracy of simulation;

  •
  breadth and integration of product offerings;

  •
  the extent to which users achieve the intended research and development benefits from their use of the products and services; and

  •
  willingness of customers to pay for such use.

        Our products and services may not achieve market acceptance or penetration in their target industries or other industries. Failure to increase market acceptance or penetration of our products and services may restrict substantially the future growth of our business and may have a material adverse effect on our company as a whole.

        We may be unable to develop and market new products that are necessary to sustain and increase revenue.    The success of our business plan depends heavily upon increases in revenue. Our strategy is to increase revenue in a number of ways, including:

  •
  adding more computational modeling, simulation, and analysis tools to our current portfolio of tools for scientists, including chemists, biologists, and materials scientists;

  •
  offering more informatics solutions that capture and manage the data created by customers' drug discovery and chemical development activities, including the data created by the use of computational modeling, simulation, and analysis software;

  •
  creating and marketing genomic, biological and/or chemical data content for use in conjunction with the software offered to support customers' drug discovery activities;

  •
  developing more knowledge management workflow software to automate the flow of genomic, biological and chemical data and information and project status between and among workgroups and the enterprise; and

  •
  developing enhanced modeling and informatics tools to address the needs of companies engaged in nanotechnology research.

        We do not have sufficient historical or comparative sales data to rely upon to indicate that our new products or data content services will achieve the desired level of commercial success. As a result, we may not be able to sustain or increase revenue.

        Delays in release of new or enhanced products or services or undetected errors in our products or services may result in increased cost to us, delayed market acceptance of our products and delayed or lost revenue.    To achieve market acceptance, new or enhanced products or services can require long development and testing periods, which may result in delays in scheduled introduction. Any delays in the release schedule for new or enhanced products or services may delay market acceptance of these products or services and may result in delays in new customer orders for these new or enhanced products or services or the loss of customer orders. In addition, new or enhanced products or services may contain a number of undetected errors or "bugs" when they are first released. As a result, in the months following the introduction of certain releases, we generally devote significant resources to correct these errors. There can be no assurance, however, that all of these errors can be corrected. Although we test each new or enhanced software product or service before being released to the market, there can be no assurance that significant errors will not be found in existing or future releases after these products are released.

        If we are unable to license software to, or collect receivables from, our early stage biotechnology customers or other customers, our operating results may be adversely affected.    We license our modeling, simulation, data analysis and informatics software to smaller, development stage biotechnology customers. Often these customers have limited or no operating history, and require considerable funding to launch their businesses. As we have experienced in recent years, they often significantly scale back, or altogether cease, operations. Therefore, there is considerable risk in counting on such customers for revenue growth, because transactions with these customers carry financial risk. Such customers are vulnerable to, and may be adversely impacted by, the tightening of available credit and capital during periods of contraction affecting the United States and our other key markets. As a result of these conditions, these customers may be unable to license or, if under a license, may be unable to pay for, Accelrys products. If we are not able to collect such payments, we may be required to write-off significant accounts receivable and recognize bad debt expense which could materially and adversely affect our operating results. As a result of these types of exposures and other potential exposures, we recorded a provision for doubtful accounts as follows:

Time Period	Provision for Doubtful Accounts
Twelve months ended December 31, 2002	$1,270,000
Twelve months ended December 31, 2003	425,000
Three months ended March 31, 2004	43,000
Twelve months ended March 31, 2005	394,000

        We will need to achieve commercial acceptance of our products and services in the nanotechnology industry to obtain significant product revenue from that industry.    We intend to develop and sell our products and services to companies in the nanotechnology industry. We do not know when a market for nanotechnology-enabled products will develop, if at all, and we cannot reasonably estimate the projected size of any market that may develop. In addition, nanotechnology-enabled products may achieve some degree of market acceptance in one segment of the nanotechnology industry but may not achieve market acceptance in other segments of the industry for which we are developing products. If the segments of the market we are targeting fail to accept nanotechnology-enabled products or determine that other products were superior, we may not be able to achieve commercial acceptance of our products and services. Even if we develop nanotechnology products and those products achieve commercial acceptance, if the size of the potential markets for our products is not sufficient, we will be unable to generate significant revenue from the nanotechnology industry.

        Defects or malfunctions in our products, or in the products of our software technology partners, could hurt our reputation among customers and expose us to liability.    Our business and the level of customer acceptance of our products depend upon the continuous, effective and reliable operation of our software and related tools and functions. Defects could occur in current or future Accelrys products. To the extent that our software malfunctions and our customers' use of our products is interrupted, our software reputation and business could suffer. We may also be subject to liability for the defects and malfunctions of third party technology partners and others with whom our products and services are integrated.

        Pharmaceutical, biotechnology and industrial chemical companies may discontinue or decrease their use of our products.    We are dependent on pharmaceutical and biotechnology companies. These companies (together with diversified chemical and other industrial companies) comprise the principal market for our modeling, simulation, data analysis and related products and services. In addition, these companies have frequently utilized outside software vendors for key tools used in drug discovery and chemical development, rather than developing needed information and analysis tools internally. Our revenue depends to a large extent on research and development expenditures by the pharmaceutical, biotechnology, and chemical industries, particularly companies in these industries adding new and improved technologies to accelerate their drug discovery and chemical development initiatives. The willingness of these companies to expand or continue is dependent on the benefits of new software tools versus their costs of licensure. Since a large proportion of our software customers license our products on an annual basis or buy maintenance contracts from us annually, if their spending priorities shift, our revenue may be impacted. Also, general economic downturns in our customers' industries or any decrease in customers' research and development expenditures could harm our operations.

        Health care reform and restrictions on reimbursement may affect the ability of pharmaceutical, biotechnology and industrial chemical companies to purchase or license our products or services, which may affect our results of operations and financial condition.    The continuing efforts of government and third party payers in our markets to contain or reduce the cost of health care may reduce the profitability of pharmaceutical, biotechnology and industrial chemical companies causing them to reduce research and development expenditures. Because our products and services depend on such research and development expenditures, our revenues may be significantly reduced. We cannot predict what actions federal, state or private payers for health care goods and services may take in response to any health care reform proposals or legislation.

        Our sales forecast and/or revenue projections may not be accurate.    We use a "pipeline" system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of proposals, including the date when they estimate a customer will make a purchase decision and the potential size of the order. We aggregate these estimates on a quarterly basis in order to generate a sales pipeline. While the pipeline process provides us with some guidance in business planning and forecasting, it is based on estimates only and is therefore subject to risks and uncertainties. Any variation in the conversion of the pipeline into revenue could cause us to improperly plan or budget and thereby adversely affect our business, results of operations and financial condition.

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

        We may be unable to develop strategic relationships with large technology companies.    A component of our business strategy is to develop strategic relationships with larger technology companies. We believe that through such relationships we can add revenue, expand our distribution channels, maximize our research and development resources, improve our competitive position and increase market awareness and acceptance of scientific products. To date, we have entered into strategic relationships with such companies as International Business Machines, Oracle and Hewlett-Packard. There can be no assurance that any such relationship will continue, that relationships with similar large organizations can be developed, or that any such existing or new alliances will produce substantial revenue or profit opportunities.

        If we choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or to successfully integrate an acquired business or technology in a cost-effective and non-disruptive manner.    From time to time, we may choose to acquire businesses, products or technologies instead of developing them ourselves. We do not know if we will be able to complete any acquisitions, or whether we will be able to successfully integrate any acquired businesses, operate them profitably or retain their key employees. Integrating any business, product or technology we acquire could be expensive and time-consuming, disrupt our ongoing business and distract company management. In addition, in order to finance any acquisition, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on less than favorable terms and, in the case of equity financing, may result in dilution to our stockholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer. In addition, under certain circumstances, amortization of assets or charges resulting from the costs of acquisitions could harm our business and operating results.

        There can be no assurance as to the effect of the SciTegic acquisition on our business or operating results.    In September 2004, we acquired SciTegic. The acquisition involved numerous risks, including, among other things: potentially higher than estimated acquisition expenses; difficulties in successfully assimilating the operations, technologies and personnel of SciTegic; diversion of management's attention from other business concerns; risks of entering markets in which we have no or limited direct prior experience; and the potential loss of key employees and customers as a result of the acquisition.

Though to date we believe these risks have not materialized there can be no assurance as to the continuing effect of the SciTegic acquisition or future acquisitions on our business or operating results.

        Enacted and proposed changes in securities laws and regulations are likely to increase our costs.    The Sarbanes-Oxley Act of 2002 ("SOX") required changes in some of our corporate governance and securities disclosure or compliance practices. The Securities and Exchange Commission (the "SEC") has promulgated new rules on a variety of subjects and Nasdaq has issued revisions to its requirements for companies that are Nasdaq-listed. In June 2003, the SEC adopted certain rules as directed by Section 404 of SOX. These rules require that publicly held companies, including us, include in their annual report to shareholders a report of management on our internal controls over financial reporting. Our independent auditors are required to attest to management's assessment of internal controls over financial reporting. We are required to comply with this requirement, and further related requirements and interpretations, in our annual reports. If our financial reporting controls are not deemed effective, there will be an adverse impact on our reputation that could negatively impact our stock price.

        We also expect continued compliance with SOX to increase our corporate governance, legal and accounting costs. Further, SOX and the related SEC and Nasdaq compliance rules may make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These laws and regulations could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We continually evaluate and monitor regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

        We are subject to risks associated with the operation of an international business.    We anticipate that international revenue will continue to account for a significant percentage of future revenue. The Company believes the twelve month periods are more indicative of the sale activities for each region given certain budgeting cycles and other local customs in the countries in which we sell products. The following table depicts our region-specific revenue as a percent of total revenue for each period.

	Twelve Months Ended
Region	March 31, 2005	December 31, 2003	December 31, 2002
US	53%	52%	54%
EMEA	24%	28%	30%
Asia Pacific	23%	20%	16%

        Our international operations continue to expand, with functions such as software development, sales and customer support increasingly being performed outside the United States. In this regard, we intend to continue the expansion of our development center in Bangalore, India.

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

        We may not be able to sustain or increase international revenue.    Any of the foregoing factors may have a material adverse effect on our international operations and, therefore, our business, financial condition and results of operations. Our international sales generally are denominated in local currencies. Fluctuations in the value of currencies in which we conduct business relative to the United States dollar result in currency transaction gains and losses, and the impact of future exchange rate fluctuations cannot be accurately predicted. Future fluctuations in currency exchange rates may have a material adverse impact on revenue from international sales, and thus on our business, financial condition and results of operations. When deemed appropriate, we may engage in currency exchange rate hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations. However, currency hedging policies may not be successful, and they may increase the negative impact of exchange rate fluctuations.

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

        We expect that our stock price will fluctuate significantly, and you may not be able to resell your shares at or above your investment price.    The stock market, historically and in recent years, has experienced significant volatility particularly with technology company stocks. The volatility of technology company stock prices often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the price of our common stock include without limitation:

  •
  actual and anticipated fluctuations in our quarterly financial and operating results;

  •
  market conditions in the technology and software sectors;

  •
  issuance of new or changed securities analysts' reports or recommendations;

  •
  developments or disputes concerning our intellectual property or other proprietary rights;

  •
  introduction of technological innovations or new commercial products by us or our competitors;

  •
  market acceptance of our products and services; and

  •
  additions or departures of key personnel.

        These and other external factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.

        As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares.    As of April 2005, the top ten institutional holders of our common stock held approximately 55% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

        Anti-takeover provisions under the Delaware General Corporation Law, provisions in our certificate of incorporation and bylaws, and our adoption of a stockholder rights plan may render more difficult the accomplishment of mergers or the assumption of control by a principal stockholder, making more difficult the removal of management.    Certain provisions of the Delaware General Corporation Law may delay or deter attempts to secure control of our company without the consent of our management. Also, our governing documents provide for a staggered board of directors, which will make it more difficult for a potential acquirer to gain control of our board of directors. In 2002, we adopted a stockholder rights plan, which is triggered upon commencement or announcement of a hostile tender offer or when any one person or group acquires 15% or more of our common stock. The rights plan, once triggered, enables our stockholders (other than the stockholder responsible for triggering the rights plan) to purchase our common stock at reduced prices. These provisions of our governing documents and stockholder rights plan, and of Delaware law, could have the effect of delaying, deferring or preventing a change of control including without limitation a proxy contest, making more difficult the acquisition of a substantial block of our common stock. The provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. Further, the existence of these anti-takeover measures may cause potential bidders to look elsewhere, rather than initiating acquisition discussions with us.

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

        Our insurance coverage may not be sufficient to avoid material impact on our financial position or results of operations resulting from claims or liabilities against us, and we may not be able to obtain insurance coverage in the future.    We maintain insurance coverage for protection against many risks of liability. The extent of our insurance coverage is under continuous review and is modified as we deem it necessary. Despite this insurance, it is possible that claims or liabilities against us may have a material adverse impact on our financial position or results of operations. We may not be able to obtain any insurance coverage, or adequate insurance coverage, when our existing insurance coverage expires.

CERTAIN RISKS RELATED TO INTELLECTUAL PROPERTY

        Positions taken by the U.S. patent and trademark office or non-U.S. patent and trademark officials may preclude us from obtaining sufficient or timely protection for our intellectual property.    The patent positions of pharmaceutical and biotechnology companies are uncertain and involve complex legal and factual questions. The coverage claimed in a patent application can be significantly reduced before the patent is issued. There is a significant risk that the scope of a patent may not be sufficient to prevent third parties from marketing other products or technologies with the same functionality of our products and technologies. Consequently, some or all of our patent applications may not issue into patents, and any issued patents may provide ineffective remedies or be challenged or circumvented. In addition, to date, we have not invested significant funds or resources in obtaining patent protection.

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

        We may not be able to protect adequately the trade secrets and confidential information that we disclose to our employees.    We rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. Competitors through their independent discovery (or improper means, such as unauthorized disclosure or industrial espionage) may come to know our proprietary information. We generally require employees and consultants to execute confidentiality and assignment-of-inventions agreements. These agreements typically provide that all materials and confidential information developed by or made known to the employee or consultant during his, her or its relationship with us are to be kept confidential, and that all inventions arising out of the employee's or consultant's relationship with us are our exclusive property. Our employees and consultants may breach these agreements, and in some instances we may not have an adequate remedy. Additionally, in some instances, we may have failed to require that employees and consultants execute confidentiality and assignment-of-inventions agreements.

        Foreign laws may not afford us sufficient protections for our intellectual property, and we may not seek patent protection outside the United States.    The laws of some foreign countries may not be as comprehensive as those of the United States and may not be sufficient to protect our proprietary rights abroad. In addition, we generally do not pursue patent protection outside the United States because of cost and confidentiality concerns. Accordingly, our international competitors could obtain foreign patent protection for, and market overseas, products and technologies for which we are seeking patent protection in the United States.

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

        A patent issued to us may not be sufficiently broad to protect adequately our rights in intellectual property to which the patent relates.    Even if patents are issued to us, these patents may not sufficiently protect our interest in our software or other technologies because the scope of protection provided by any patents issued to or licensed by us are subject to the uncertainty inherent in patent law. Third parties may be able to design around these patents or develop unique products providing effects similar to our products. In addition, others may discover uses for our software or technologies other than those uses covered in our patents, and these other uses may be separately patentable. A number of pharmaceutical and biotechnology companies, software organizations and research and academic institutions, have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, patent applications or patents may conflict with our technologies, patent applications or patents. These conflicts could also limit the scope of patents, if any, that we may be able to obtain, or could result in the limiting or denial of our patent applications.

        We may be subject to claims of infringement by third parties.    Third parties may claim infringement by us of their intellectual property rights. In addition, to the extent our employees are involved in research areas similar to those areas in which they were involved at their former employers, we may be subject to claims that one of our employees, or we, have inadvertently or otherwise used or disclosed the alleged trade secrets or other proprietary information of a former employer. From time to time, we have received letters claiming or suggesting that our products or activities may infringe third party patents or other intellectual property rights. Our products may infringe patent or other intellectual property rights of third parties. A number of patents may have been issued or may be issued in the future that could cover certain aspects of our technology and that could prevent us from using technology that we use or expect to use. We may be required to seek licenses for, or otherwise acquire rights to, technology as a result of claims of infringement. We may not possess proper ownership or access rights to the intellectual property we use. Third parties or other companies may bring infringement suits against us. We expect, in general, that software product developers will be subject to more infringement claims as the number of products and competitors in our industry segments grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event of a successful claim of product infringement against us, our failure or inability to license or design around the infringed technology could have a material adverse effect on our business, financial condition and results of operations.

CERTAIN RISKS RELATED TO THE SPIN-OFF OF PDD

        There can be no assurance that Accelrys will be successful on a stand-alone basis.    We have separated the Accelrys and PDD businesses through the spin-off to our stockholders of 100% of the outstanding shares of common stock of PDD which was completed on April 30, 2004. The transaction resulted in PDD being an independent, publicly-traded company. Following the spin-off, we have not been able to rely on the financial and other resources and the cash flows generated from the combined Accelrys and PDD operations. Previously, we operated our businesses as part of a broader corporate organization rather than as a stand-alone company. Historically, certain corporate functions had been centralized for PDD and Accelrys.

        We may be required to indemnify PDD, or may not be able to collect on indemnification rights from PDD.    As part of the spin-off, we and PDD have agreed to indemnify one another with respect to the indebtedness, liabilities and obligations that will be retained by our respective companies. One such obligation includes a guarantee by us to the landlord of PDD's obligations under the existing New Jersey laboratory and headquarters leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be significant as the future minimum lease payments as of March 31, 2005 was $25.0 million. PDD's ability to satisfy any such indemnification obligations (including, without limitation, PDD's commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD's future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any required payment by PDD or us could have a material adverse effect on our business, and any failure by PDD or us to satisfy its obligations could have a material adverse effect on the other company's business.

        SHOULD ONE OR MORE OF THE ABOVE-DESCRIBED RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, OUR ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED.

ITEM 2. PROPERTIES

        The following is a summary of the property currently leased by the Company, excluding properties leased on a month-to-month basis:

Location	Principal activities	Lease Ends	Square feet
San Diego, California USA	Corporate headquarters, sales, support, marketing and product development facilities	2013	68,436
Burlington, Massachusetts USA	Sales	2009	4,830
San Diego, California USA	SciTegic headquarters	2006	8,123
San Diego, California USA	Formerly occupied building; now under sublease	2006	76,635
Cambridge, UK	Sales, support, marketing and product development, and administration	2022	35,801
Cambridge, UK	Unused, partially subleased	2008	6,545
Paris, France	Sales	2012	4,500
Munich Germany	Sales, unoccupied	2009	2,631
Tokyo, Japan	Sales and administrative	2006	6,000
Bangalore, India	Product development	2007	19,486

ITEM 3. LEGAL PROCEEDINGS

        We are not a party to any legal proceedings the negative outcome of which would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

        Our common stock traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol PCOP from the date of our initial public offering (December 5, 1995) until February 26, 2004. Since February 27, 2004, our common stock has traded under the symbol ACCL. The following table sets forth, for the periods indicated, the range of high and low sale prices of the common stock.

	FY 2005
	High	Low
Quarter ended June 30	$17.18	$7.91
Quarter ended September 30	10.06	5.49
Quarter ended December 31	8.16	5.55
Quarter ended March 31	7.94	4.74
	FY 2004*
	High	Low
Quarter ended March 31	$16.04	$10.97
	2003
	High	Low
Quarter ended March 31	$7.16	$4.39
Quarter ended June 30	8.54	5.43
Quarter ended September 30	11.91	5.54
Quarter ended December 31	11.53	7.72

*
Represents the three-months ended March 31, 2004 (stub period)

        On April 30, 2004, we spun off our drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. (PDD). This was accomplished through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of Accelrys common stock. As a result of this spin-off the price for our stock during the 2003 and 2004 periods has been adjusted to 74 percent of the value prior to the spin-off in accordance with the revised prices published by The Nasdaq Stock Market. The tables above have been adjusted to reflect this adjustment to our stock price.

HOLDERS OF RECORD

        As of April 30, 2005, there were 473 holders of record of our common stock.

DIVIDENDS

        No cash dividends have been paid on the common stock to date, nor do we anticipate paying dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

        Information required by item 201(d) of regulation S-K is hereby incorporated by reference to the Company's proxy statement.

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

		Year Ended December 31,
	(1) Year Ended March 31, 2005					Three Months Ended March 31, 2004
		2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$69,631	$85,561	$95,104	$95,107	$75,401	$11,135
Loss from continuing operations	(24,055)	(2,199)	(11,245)	(13,351)	(23)	(17,372)
Net income (loss)(2)	(25,172)	(3,497)	(11,627)	(14,320)	1,175	(26,770)
Per share amounts (basic and diluted):
Income (loss) from continuing operations	(0.96)	(0.09)	(0.48)	(0.56)	(0.00)	(0.72)
Net Income (loss)	(1.00)	(0.15)	(0.49)	(0.60)	0.05	(1.11)
Shares used in computing:
Basic net income (loss) per common share	25,137	23,752	23,512	23,729	22,659	24,090
Diluted net income (loss) per common share	25,137	23,752	23,512	23,729	24,453	24,090
		As of December 31,
	As of March 31, 2005	2003	2002	2001	2000	As of March 31, 2004
	(in thousands)
Balance Sheet Data:
Cash, restricted cash, cash equivalents and marketable securities	$63,304	$134,055	$141,071	$155,828	$165,178	$141,261
Total assets	160,554	239,667	240,105	270,398	284,766	220,478
Long-term obligations	12,722	5,249	4,766	4,555	4,553	9,263
Accumulated deficit	(149,260)	(97,318)	(93,821)	(82,194)	(67,874)	(124,088)
Total stockholders' equity	93,753	182,734	183,337	197,989	209,867	160,252

(1)
Amounts include the effects of the acquisition of SciTegic, Inc. (Footnote 4)

(2)
Net income (loss) includes the effects of discontinued operations related to the spin-off of PDD (Footnote 4).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Report contains forward-looking statements that are based upon current expectations that are within the meaning of the Private Securities Litigation Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about:

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

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and related disclosures included elsewhere in this annual report.

        This annual report describes certain risk factors and uncertainties that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

BUSINESS OVERVIEW

        By our wholly owned subsidiaries, we design, develop, market, and support software and related services that facilitate the discovery and development of new and improved products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries. Using our products, researchers may increase the speed and efficiency of the research and development cycle, thereby reducing product development costs and shortening the time to market for new product introductions and process improvements. Our customers include leading commercial, government and academic organizations. Many of the largest pharmaceutical, biotechnology, chemical, and petroleum companies worldwide use our products. We market our products and services worldwide, principally through our global direct sales force and the limited use of distributors.

        On April 1, 2004 we changed our fiscal year end from December 31 to March 31.

        On April 30, 2004, we spun off our drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. ("PDD"), which integrates proprietary small molecule combinatorial and medicinal chemistry, high-throughput screening, in-vitro pharmacology, computational methods and informatics to discover and optimize lead compounds and drug candidates. The spin-off of PDD resulted in PDD becoming an independent, separately traded, publicly held company. This was accomplished through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of Accelrys common stock. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we have reclassified PDD's current and prior period results of operations, assets and liabilities as discontinued operations in the financial statements. Further, the following report excludes results of operations, assets and liabilities of PDD, unless otherwise noted.

        On May 11, 2004, our shareholders approved the change of the Company's name to Accelrys, Inc. from Pharmacopeia, Inc.

        On September 27, 2004, we acquired all of the outstanding common stock of Scitegic, Inc. (Footnote 4).

RESULTS OF OPERATIONS

FY 2005 Compared to Calendar Year 2003 (in thousands)

	Twelve Months Ended
	March 31, 2005	**	December 31, 2003	**	Percent Change
Revenue	$69,631	100%	$85,561	100%	-19%
Cost of revenue	17,905	26%	19,845	23%	-10%
Product development	18,324	26%	18,078	21%	1%
Sales and marketing	36,916	53%	34,493	40%	7%
General and administrative	17,290	25%	18,187	21%	-5%
Severance and lease abandonment charges	5,110	7%	(384)	0%	-1431%
Write-off of in-process product development	450	1%	—	0%	100%
Spin-off transaction costs	—	0%	700	1%	-100%

Total operating expenses	95,995	138%	90,919	106%	6%

Operating loss from continuing operations	(26,364)	-38%	(5,358)	-6%	392%
Interest and other income, net	1,738	2%	4,160	5%	-58%

Loss from continuing operations before taxes	(24,626)	-35%	(1,198)	-1%	1956%
Provision for income taxes	(571)	-1%	1,001	1%	-157%

Loss from continuing operations	(24,055)	-35%	(2,199)	-3%	994%
Loss from discontinued operations	(1,117)	-2%	(1,298)	-2%	-14%

Net loss	$(25,172)	-36%	$(3,497)	-4%	620%

**
Line items expressed as a percent of revenue in the respective periods.

        Revenue decreased 19% to $69.6 million in the year ended March 31, 2005 compared to $85.6 million reported in the year ended December 31, 2003. The decrease in revenue was attributed principally to the transition to subscription accounting for annual and multi-year licenses. In January 2004 we began offering a new license to our customers which requires subscription accounting. Under this new license, revenue is recognized ratably over the license term. This contrasts with our previous annual license offering, whereby we recognized 64% of the license revenue in the quarter in which the license was executed and amortized the other 36% of the revenue over the remaining term of the contract to correspond to the costs of post-sales support. The Company also licenses its software on perpetual licenses whereby we recognize 85% of the license revenue in the quarter in which the license is executed and amortize the remaining 15% of the revenue over the term of the maintenance agreement. In addition to the impact of the change to subscription accounting, consulting and contracts revenue and consortia revenue decreased. Consulting and contracts revenue decreased $3.6 million as the Company transitioned to repeatable services. Consortia revenue decreased $1.7 million as several consortia terminated under their terms during 2003, whereas the Nanotech Consortium was initiated during fiscal year 2005.

        Cost of revenue was 10% lower at $17.9 million in the year ended March 31, 2005 compared to $19.8 million in the year ended December 31, 2003. The decrease in cost of revenue was due to a combination of a decrease of amortization of intangibles, a decrease in client services costs, and an increase in the amortization of capitalized software costs. The $1.6 million decrease in amortization of intangibles was due to the full amortization of purchased intangibles in the March 2003 quarter and

September 2003 quarter from acquisitions made in 2000 and 2001, respectively. The $1.1 million decrease in Client Services costs was due to reductions in workforce. The $1.0 million increase in amortization of capitalized software costs was due to the release of new or improved products during fiscal year 2005.

        Product development expenses were 1% higher in the year ended March 31, 2005 at $18.3 million when compared to $18.1 million recorded in the year ended December 31, 2003. The increase in product development costs was due to additional product development activities by SciTegic, offset by decreases in staffing costs and other cost efficiencies realized throughout the year as the Company's Bangalore operations became staffed.

        Product development expenses consist primarily of the employment-related costs of personnel associated with developing new products, enhancing existing products, testing and developing product documentation. Certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS 86). Capitalized software development costs consist primarily of the employment-related costs in relation to the development of products that have not yet been released.

        The following table shows the breakout of software development costs and the amount of capitalized software development for the periods indicated (in thousands):

	For the twelve months ended
	March 31, 2005	December 31, 2003	% Change
Product development:
Gross software development costs	$22,530	$22,349	1%
Capitalized software development costs	(4,206)	(4,271)	-2%

Total product development costs	$18,324	$18,078	1%

        Sales and marketing expenses increased by 7% to $36.9 million in the year ended March 31, 2005 compared to $34.5 million in the year ended December 31, 2003. The increase in expenses was due to $0.3 million related to our New Business Development Group, which was established during calendar 2004, and additional sales costs of $2.5 million associated with SciTegic.

        General and administrative expenses decreased 5% to $17.3 million in the year ended March 31, 2005 compared to $18.2 million recorded in the year ended December 31, 2003. The decrease in general and administrative was due to lower head-count and other cost reductions as a result of the spin-off of PDD.

        Severance and lease abandonment expenses of $5.1 million in the year ended March 31, 2005 compared to a reversal of severance costs of $0.4 million in the year ended December 31, 2003. During the year ended March 31, 2005, the Company incurred severance of $1.7 million, a lease abandonment charge of $3.6 million and a reversal to a previously taken lease abandonment charge of $0.2 million. The severance charge related to headcount reductions in our sales force and in general and administrative positions. Lease abandonment of $3.6 million was recorded in the year related to the move of the corporate headquarters to a new building. This charge has been recorded net of sublease income on the former facility. The Company received a free rent period on the new lease that coincides with the remaining term on the former headquarters, which will be accounted for as a reduction of average monthly rent over the life of the new lease. The $0.2 million reduction to a previously taken lease abandonment charge was a result of the Company sub-letting an unused facility in the United Kingdom.

        During the year ended December 31, 2003, the Company reversed $0.4 million of 2002 severance and lease abandonment charge. The reversal was composed of $0.3 million for the termination of a facility lease, the expected remaining obligation under which had been included in the restructuring provision taken in the year ended December 31, 2002, and $0.1 million for the finalized certain remaining severance obligations.

        Write-off of in-process product development costs. As a result of the valuation of the assets acquired in the acquisition of SciTegic on September 27, 2004, we recorded a write-off of $0.5 million related to the portion of the purchase price allocated to in-process research and development.

        Spin-off transaction costs were $0.7 million in the year ended December 31, 2003 related to transaction costs associated with the spin-off of PDD.

        Net interest and other income was $1.7 million in the year ended March 31, 2005 compared to $4.2 million in the year ended December 31, 2003. The decrease is primarily due to lower average investment balances as we used cash for general operations, the acquisition of SciTegic and the spin-off of PDD. Further, the decrease is due to a foreign exchange loss in fiscal 2005 of $0.1 million compared to a gain in 2003 of $0.6 million.

        The provision (benefit) for income tax was a benefit of $0.6 million in the year ended March 31, 2005 compared to a provision of $1.0 million recorded in the year ended December 31, 2003. The benefit in the year ended March 31, 2005 includes a credit of $0.9 million related to an expected refund of taxes previously withheld in Japan and the release of $1.0 million of a transfer-pricing tax reserve that was no longer required. Otherwise, changes in the tax provision are due to income recognized in foreign jurisdictions.

        A loss from discontinued operations of $(1.1) million or $(0.04) per share was recorded in the year ended March 31, 2005, which consisted of revenue of $1.3 million and expenses of $2.4 million. This compared to a loss of $(1.3) million or $(0.06) per share recorded in the year ended December 31, 2003, which consisted of $29.5 million in revenue and $30.8 million in expenses.

        A net loss of $(25.2) million or $(1.00) per share was reported for the year ended March 31, 2005 compared to a net loss of $(3.5) million or $(0.15) per share reported in the year ended December 31, 2003.

Calendar Year 2003 Compared to Calendar Year 2002 (in thousands)

	Twelve Months Ended
	December 31, 2003	**	December 31, 2002	**	Percent Change
Revenue	$85,561	100%	$95,104	100%	-10%
Cost of revenue	19,845	23%	21,575	23%	-8%
Product development	18,078	21%	21,020	22%	-14%
Sales and marketing	34,493	40%	39,333	41%	-12%
General and administrative	18,187	21%	19,363	20%	-6%
Severance	(384)	0%	4,340	5%	-109%
Spin-off transaction costs	700	1%	—	0%	100%

Total operating expenses	90,919	106%	105,631	111%	-14%

Operating loss from continuing operations	(5,358)	-6%	(10,527)	-11%	-49%
Interest and other income, net	4,160	5%	(203)	0%	-2149%

Loss from continuing operations before taxes	(1,198)	-1%	(10,730)	-11%	-89%
Provision for income taxes	1,001	1%	515	1%	94%

Loss from continuing operations	(2,199)	-3%	(11,245)	-12%	-80%
Loss from discontinued operations	(1,298)	-2%	(382)	0%	240%

Net loss	$(3,497)	-4%	$(11,627)	-12%	-70%

**
Line items expressed as a percent of revenue in the respective periods.

        Revenue decreased 10% to $85.6 million in the year ended December 31, 2003 compared to $95.1 million in the year ended December 31, 2002. The decrease in revenue was attributed to a $5.7 million decrease in consortia revenue as a number of consortia terminated under their terms during 2003 and a $1.1 million decrease in consulting and contracts revenue as the Company initiated a transition to repeatable services. Otherwise, the Company experienced pricing pressures across all customer types and, particularly in the bioinformatics and materials science sectors, delays in customers' purchasing decisions. Further, we experienced fewer renewals of annual licenses which was attributed to changes in customers' business focus from research activities toward development efforts.

        Cost of revenue was 8% lower at $19.8 million in the year ended December 31, 2003 compared to $21.6 million in the year ended December 31, 2002. The decrease in cost of revenue was principally due to a $2.2 million decrease in amortization of purchased intangibles, a portion of which became fully amortized in the March 2003 quarter and the remainder of which became fully amortized in the September 2003 quarter. Further, the decrease in orders resulted in a reduction of $0.4 million in royalty expense. These decreases were partially offset by a $0.7 million increase in amortization of capitalized software as new products were released during 2003.

        Product development expenses were 14% lower at $18.1 million in the year ended December 31, 2003 compared to $21.0 million in the year ended December 31, 2002. The decrease in product development expenses was attributable to cost efficiencies due to the consolidation of product development efforts, cost reductions implemented in 2002, and increased capitalization of software development activities due to increased products in development.

        Product development expenses consist primarily of the employment-related costs of personnel associated with developing new products, enhancing existing products, testing and developing product documentation. Certain software development costs are capitalized in accordance with Statement of

Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS 86). Capitalized software development costs consist primarily of the employment-related costs in relation to the development of products that have not yet been released.

        The following table shows the breakout of software development costs and the amount of capitalized software development for the periods indicated (in thousands):

	For the Years Ended December 31,
			% Change
	2003	2002
Product development:
Gross software development costs	$22,349	$23,497	-5%
Capitalized software development costs	(4,271)	(2,477)	73%

Total product development costs	$18,078	$21,020	-14%

        Sales and marketing expenses were 12% lower at $34.5 million in the year ended December 31, 2003 compared to $39.3 million in the year ended December 31, 2002. The decrease in sales and marketing expenses was attributable to the restructuring undertaken in the third quarter of 2002, and additional cost reduction initiatives implemented by management in the year ended December 31, 2003.

        General and administrative expenses were 6% lower at $18.2 million in the year ended December 31, 2003 compared to $19.4 million in the year ended December 31, 2002. The decrease in general and administrative expenses was attributable to the restructuring undertaken in the third quarter of 2002, and additional cost reduction initiatives implemented by management in the year ended December 31, 2003.

        Severance and lease abandonment consisted of a reversal of prior accruals of $0.4 million in the year ended December 31, 2003. The reversal was composed of $0.3 million for the termination of a facility lease, the expected remaining obligation under which had been included in the restructuring provision taken in the year ended December 31, 2002, and $0.1 million for the finalized certain remaining severance and lease obligations.

        During 2002, the Company incurred a severance charge of $2.3 million and a lease abandonment charge of $2.0 million to improve future operating results.

        Spin-off transaction costs were $0.7 million in the year ended December 31, 2003 related to transaction costs associated with the spin-off of PDD.

        Interest and other income, net was $4.2 million in the year ended December 31, 2003 compared to an expense of $0.2 million in the year ended December 31, 2002. The increase was primarily due to an increase of interest income in 2003 to $3.6 million compared to interest income in 2003 of $0.2 million. Foreign exchange gain in 2003 was $0.6 million compared to a loss of $0.6 million in 2002.

        The provision for income tax was $1.0 million in the year ended December 31, 2003 compared to $0.5 million in the year ended December 31, 2002. The change in the tax provision was due to income recognized in foreign jurisdictions.

        Loss from discontinued operations was $(1.3) million or $(0.06) per share in the year ended December 31, 2003, which consisted of $29.5 million in revenue and $30.8 million in expenses. This compared to $(0.4) million or $(0.01) per share in the year ended December 31, 2002, which consisted of $29.3 million in revenue and $29.7 million in expenses.

        A net loss of ($3.5) million or $(0.15) per share in the year ended December 31, 2003 was recorded compared to $(11.6) million or $(0.49) per share in the quarter ended December 31, 2003.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003 (in thousands)

	Three Months Ended
	March 31, 2004	**	March 31, 2003	**	Percent Change
	(unaudited)
Revenue	$11,135	100%	$17,219	100%	-35%
Cost of revenue	4,107	37%	5,169	30%	-21%
Product development	4,265	38%	4,692	27%	-9%
Sales and marketing	8,436	76%	8,864	51%	-5%
General and administrative	4,972	45%	4,608	27%	8%
Severance and lease abandonment	5,199	47%	(384)	-2%	-1454%
Spin-off transaction costs	2,321	21%	—	0%	100%

Total operating expenses	29,300	263%	22,949	133%	28%

Operating loss from continuing operations	(18,165)	-163%	(5,730)	-33%	217%
Interest and other income, net	921	8%	1,127	7%	-18%

Loss from continuing operations before taxes	(17,244)	-155%	(4,603)	-27%	275%
Provision for income taxes	128	1%	270	2%	-53%

Loss from continuing operations	(17,372)	-156%	(4,873)	-28%	256%
Loss from discontinued operations	(9,398)	-84%	(580)	-3%	1520%

Net loss	$(26,770)	-240%	$(5,453)	-32%	391%

**
Line items expressed as a percent of revenue in the respective periods.

        Revenue decreased 35% to $11.1 million for the three months ended March 31, 2004 compared to $17.2 million for the three months ended March 31, 2003. The decrease in revenue was attributed to a decrease in orders, completion of a number of consortia terms, lower consulting and contracts revenue, and the transition to subscription accounting for annual and multi-year licenses.

        Cost of revenue was 21% lower at $4.1 million for the three months ended March 31, 2004 compared to $5.2 million for the three months ended March 31, 2003. The decrease in cost of revenue was due to a decrease of $1.1 million in amortization of purchased intangibles as these were fully amortized prior to the March 2004 quarter.

        Product development expenses were 9% lower at $4.3 million for the three months ended March 31, 2004 compared to the $4.7 million for the three months ended March 31, 2003. The decrease in product development expenses was due to the reduction in costs as a result of the January 2004 severance of employees in the product development organization. This decrease was partially offset by $0.3 million of lower capitalization of product development expenses.

        Product development expense consists primarily of the employment-related costs of personnel associated with developing new products, enhancing existing products, testing and developing product documentation. Certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS 86). Capitalized software development costs consist primarily of the employment-related costs and consulting fees paid to consultants in relation to the development of products that have not yet been released.

        The following table shows the breakout of software development costs and the amount of capitalized software development for the periods indicated (in thousands):

	For the Three Months Ended March 31,
			% Change
	2004	2003
Product development:
Gross software development costs	$5,117	$5,877	-12%
Capitalized software development costs	(852)	(1,185)	-28%

Total product development costs	$4,265	$4,692	-8%

        Sales and marketing expenses were 5% lower at $8.4 million for the three months ended March 31, 2004 compared to $8.9 million for the three months ended March 31, 2003. The decrease in sales and marketing expenses was due to lower commissions as a result of a decrease in orders.

        General and administrative expenses were 8% higher at $5.0 million for the three months ended March 31, 2004 compared to $4.6 million for the three months ended March 31, 2003. The increase in general and administrative costs was primarily due to the increase in personnel costs and costs associated with Sarbanes-Oxley compliance.

        Severance and lease abandonment costs were $5.2 million for the three months ended March 31, 2004 compared to a reduction of severance costs of $0.4 million for the three months ended March 31, 2003. During the three months ended March 31, 2003, the Company's severance charge included several bonuses, severance payments, including the retirement of the former Chief Executive Officer, and the acceleration of deferred compensation charges. During the three months ended March 31, 2003 the Company reversed the excess portion of the 2002 severance and lease abandonment charge as the Company was able to terminate a facility lease, the expected remaining obligation under which had been included in the restructuring provision taken in the year ended December 31, 2002, and finalized certain remaining severance obligations.

        Spin-off transaction costs were $2.3 million for the three months ended March 31, 2004 related to professional fees for the spin-off of PDD.

        Interest and other income, net was $0.9 million for the three months ended March 31, 2004 compared to $1.1 million for the three months ended March 31, 2003. The decrease was due to a foreign exchange loss of $0.1 million for the three months ended March 31, 2004 compared to a foreign exchange gain of $0.3 million for the three months ended March 31, 2003. This was partially offset by an increase in interest income of $0.2 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

        Provision for income taxes was $0.1 million for the three months ended March 31, 2004 compared to $0.3 million for the three months ended March 31, 2003. The change in the tax provision was due to a decrease in income recognized in foreign jurisdictions.

        Loss from discontinued operations was $(9.4) million or $(0.39) per share for the three months ended March 31, 2004, which consisted of $5.4 million in revenue and $14.8 million in expenses. This compared to $(0.6) million or $(0.02) per share for the three months ended March 31, 2003, which consisted of $7.5 million in revenue and $8.1 million in expenses.

        A net loss of $(26.8) million or $(1.11) per share was for the three months ended March 31, 2004 compared to $(5.5) million or $(0.23) per share for the three moths ended March 31, 2003.

Liquidity and Capital Resources

        We have funded our activities to date primarily through the sales of software licenses, software maintenance services, and, prior to the spin-off of PDD, drug discovery services. We had cash, cash equivalents, restricted cash, and marketable securities of $63.3 million as of March 31, 2005 compared to $141.3 million as of March 31, 2004, a decrease of $78.0 million. Significant components of this decrease is due to cash used in operations of $11.9 million, cash and marketable securities distributed to PDD of $47.7 million under the terms of the spin-off agreement, cash used to purchase property and equipment of $5.1 million, increases in capitalized software development cost of $4.4 million, and cash used in the acquisition of SciTegic of $11.0 million.

Contractual Obligations

        The following summarizes our long-term contractual obligations under operating leases as of March 31, 2005 (in thousands):

2006	$4,844
2007	4,438
2008	4,153
2009	4,201
2010	4,066
Thereafter	28,294

$49,996

        We pay royalties to approximately forty entities for licenses to enhance and market certain software developed at universities, corporations, and other institutions. A majority of the royalty agreements are long term or perpetual in nature and the royalty obligations are generally based on a percentage of revenues derived from certain software license sales including associated sales of post-contract support and maintenance. The royalty agreements require quarterly payments and generally do not limit the maximum royalty amount under the agreement. Certain agreements contain provisions for quarterly and annual minimum royalty payments that total approximately $0.4 million on an annual basis. In the twelve months ended March 31, 2005, December 31, 2003, and December 31, 2002 we incurred related royalty expense of $2.8 million, $2.8 million, and $3.2 million, respectively. Based on existing royalty agreements, we expect to continue to incur about these levels of annual future royalty obligations.

        We anticipate that our capital requirements may increase in future periods as a result of seasonal sales trends, additional product development activities, and the acquisition of additional equipment. Our capital requirements may also increase in future periods as we seek to expand our technology platform through investments, licensing arrangements, technology alliances, or acquisitions.

        We anticipate that our existing capital resources will be adequate to fund our operations at least through fiscal 2006. However, there can be no assurance that changes will not occur that would consume available capital resources before then. Our capital requirements depend on numerous factors, including our ability to continue to generate software sales, our ability to extend existing drug discovery agreements and to enter into additional arrangements, competing technological and market developments, changes in our existing collaborative relationships, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment and acquisitions of other businesses or technologies. There can be no assurance that additional funding, if necessary, will be available to us on favorable terms, if at all. Our forecast for the period of time through which our financial resources will be adequate to support our operations is forward looking information, and actual results could vary.

Off-Balance Sheet Arrangements

        As of December 31, 2003, March 31, 2004 and March 31, 2005 we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

        The preparation of our consolidated financial statements and disclosures involves the use of judgments and estimates. We believe the following critical accounting policies involve the more significant judgments and estimates used.

        Revenue Recognition—Revenues are recognized in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, as amended by SOP 98-4 and SOP 98-9 and SEC Staff Accounting Bulletin (SAB) No. 101, as amended by SAB No. 104.

        We recognize software license revenue upon delivery if no significant obligations remain deliverable to the customer, the sales contract fee is fixed or determinable, amounts are due within one year and collection is probable, and when no material uncertainties regarding customer acceptance exist. Customer payments received in connection with license sales are recorded as deferred revenue until such time as all of the above criteria are met. Prepaid post-contract support and maintenance ("PCS") revenue bundled with software license agreements is unbundled and deferred based on objective, vendor specific evidence. PCS revenue is recognized pro-rata over the related service period, which is generally one year. Consulting and training fees are recognized upon rendering of service. Support revenues are recognized ratably over the applicable contract periods or as services are performed. Amounts billed but not yet recognized as revenue, and other payments received prior to recognition of revenue, are recorded as deferred revenue.

        In January 2004, we changed our license contracts with a term less than annual. The change was to allow our customers to swap software modules. This contract modification results in the annual license revenue under an annual subscription model being recognized ratably over the license term. This contrasts with our former annual license offering, in which we recognize 64% of the license revenue in the quarter in which the license is executed and amortize the other 36% of the revenue over the remaining term of the contract to reflect the costs of post-sales support. The revenue recognition for the new license is even more dramatic when compared to our traditional perpetual license offering, in which we recognize 85% of the license revenue in the quarter in which the contract is executed and amortize the remaining 15% of the revenue over the term of a one-year maintenance agreement. For example, under our former annual license structure, if we entered into a one-year license generating $100,000 in revenue, we would have recognized $64,000 of the revenue when the software was shipped and recognized the remaining $36,000 of the revenue ratably over the remaining contract term. Similarly, in the case of our existing perpetual license offering, completed on similar terms, we would have recognized $85,000 of the revenue when the product was shipped and the remaining $15,000 of the revenue ratably over the term of the one-year maintenance agreement. In contrast to both our annual and perpetual license offerings, on similar terms, under the new license offering we would recognize only one-twelfth of the revenue, or $8,333, in the month following shipment, and $8,333 in each of the remaining months during the term of the one year contract. The unrecognized revenue, amortized over the remaining term of the agreement, will be accounted for as "deferred revenue" on the balance sheet. We expect that, beginning in the June 2005 quarter, the significant impact of the subscription accounting for this new license offering on our recognized revenue and deferred revenue will be largely ameliorated.

        Finally, we also earn revenue under consortia agreements wherein several unrelated parties enter into a joint software development agreement with us. These agreements are generally one to three years in length, require an annual membership fee, and contain best efforts development milestones. Customers receive a consortium membership, and are required to license related software. The consortium fees associated with the initial software library is recognized upon delivery, while consortium fees associated with consortium membership is recognized ratably over the term of the agreement. The software revenue is recognized as described above. We are not required to deliver specified products under the agreements and the consortium fees are generally non-refundable. If we are successful in developing software under a consortia agreement as described above, a non-transferable license is typically awarded to the consortium members.

        As described above, recognition of software license, service and other revenue is dependent, in part, on management judgment. Since management's judgment is involved, changes in our estimates or assumptions could impact revenue recognition in the future.

        Product Development Costs—We capitalize product development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS 86). Such costs are stated at the lower of cost or net realizable value. Capitalized software costs are comprised of costs incurred in the development of new products and enhancements to existing products after technological feasibility has been established. We amortize capitalized costs over the estimated product life, not to exceed three years from the date on which the product is available for general release. The estimated product life may be reduced based on obsolescence or other factors, which could affect the carrying value of capitalized software and result in charges to operating results. These estimates are based on management's judgment. Since management's judgment is involved, any change in our estimates could impact operating results in the future.

        Goodwill—The Company's goodwill resulted from acquisitions made in 2000, 2001 and fiscal year 2005. We assess goodwill for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are assessed annually (or more frequently if impairment indicators arise) for impairment by comparing fair market value of the net assets to the carrying value. In making this annual assessment, which we do in the fourth quarter, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and market place data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment. We completed our annual intangible asset impairment test during the quarter ended March 31, 2005, and concluded that the carrying value of our goodwill was not impaired. Continued economic weakness, unexpected significant declines in operating results of reporting units, and additional non-temporary market capitalization declines may be indicative of goodwill impairment and cause us to perform additional valuation analyses for our reporting units prior to the next required annual assessment. These types of events and the resulting analyses could result in charges for goodwill expense in the future.

        Deferred Taxes—Income tax expense is based on pretax financial accounting income under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We must then assess the likelihood that the resulting deferred tax assets will be realized. To the extent we believe that realization is not more likely than not, we establish a valuation allowance. To date the Company has provided a full valuation allowance for all net deferred tax assets.

        Impairment of Long-Lived Assets—We review long-lived assets; including purchased intangibles, leasehold improvements, property and equipment, and capitalized software development costs for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from these estimates, which may affect the carrying amount of assets and the actual amortization expense. The Company has identified no such impairment losses as of March 31, 2005.

New Accounting Standards

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value. The effective date of SFAS 123R is as of the beginning of the first interim or annual reporting period of the Company's first fiscal year beginning on or after June 15, 2005. Accordingly, we will be required to apply SFAS 123R for the year beginning April 1, 2006. The adoption of SFAS 123R will have a significant adverse impact on our reported results of operations because the stock-based compensation expense will be charged directly against our reported earnings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exchange rate risk is greatest for Dollar/Sterling, Dollar/Euro and Dollar/Yen fluctuations. When deemed appropriate, we engage in exchange rate-hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations. At March 31, 2005, we had no hedging transactions in effect.

        Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio, since we have no debt. We ensure the safety and preservation of invested funds by limiting default risks, market risk, and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Accelrys, Inc.

        We have audited the accompanying consolidated balance sheets of Accelrys, Inc. as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2003, the three months ended March 31, 2004 and the year ended March 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accelrys, Inc. at March 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, the three months ended March 31, 2004 and the year ended March 31, 2005, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Accelrys, Inc.'s internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 9, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
June 9, 2005

Accelrys, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2005	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$24,010	$39,704
Marketable securities	32,662	101,557
Trade receivables, net of allowance for doubtful accounts of $315 and $191, respectively	20,006	10,860
Prepaid expenses and other current assets	5,835	4,367
Current assets of discontinued operations	—	1,868

Total current assets	82,513	158,356
Restricted cash	6,632	—
Property and equipment, net	9,043	8,206
Goodwill	42,609	34,072
Other intangible assets, net of accumulated amortization of $1,131	10,369	—
Software development costs, net of accumulated amortization of $8,041 and $6,315, respectively	8,553	7,748
Other assets	835	873
Long-term assets of discontinued operations	—	11,223

Total assets	$160,554	$220,478

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,821	$4,683
Accrued liabilities	5,570	6,652
Accrued compensation and benefits	8,874	8,615
Accrued severance and lease abandonment, current portion	2,809	869
Deferred revenue, current portion	35,005	22,272
Current liabilities of discontinued operations	—	7,872

Total current liabilities	54,079	50,963
Deferred revenue, long-term	7,591	5,493
Accrued severance and lease abandonment, long-term	1,784	841
Lease concessions and guarantee, long-term	3,347	—
Long-term liabilities of discontinued operations	—	2,929
Stockholders' equity:
Preferred stock, $.0001 par value, 2,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 40,000 shares authorized, 26,643 and 24,949 shares issued and outstanding, respectively	2	2
Additional paid-in capital	253,328	291,977
Unearned compensation	(1,469)	(861)
Lease guarantee	(698)	—
Treasury stock, 644 shares	(8,340)	(8,340)
Accumulated deficit	(149,260)	(124,088)
Accumulated comprehensive income	190	1,562

Total stockholders' equity	93,753	160,252

Total liabilities and stockholders' equity	$160,554	$220,478

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Twelve Months Ended			Three Months Ended
	March 31, 2005	December 31, 2003	December 31, 2002	March 31, 2004	March 31, 2003
					(unaudited)
Revenue	$69,631	$85,561	$95,104	$11,135	$17,219
Cost of revenue	17,905	19,845	21,575	4,107	5,169
Product development	18,324	18,078	21,020	4,265	4,692
Sales and marketing	36,916	34,493	39,333	8,436	8,864
General and administrative	17,290	18,187	19,363	4,972	4,608
Severance and lease abandonment charges	5,110	(384)	4,340	5,199	(384)
Write-off of in-process product development	450	—	—	—	—
Spin-off transaction costs	—	700	—	2,321	—

Total operating costs and expenses	95,995	90,919	105,631	29,300	22,949

Operating loss from continuing operations	(26,364)	(5,358)	(10,527)	(18,165)	(5,730)
Interest and other income (expense), net	1,738	4,160	(203)	921	1,127

Loss from continuing operations before taxes	(24,626)	(1,198)	(10,730)	(17,244)	(4,603)
Provision (benefit) for income taxes	(571)	1,001	515	128	270

Loss from continuing operations	(24,055)	(2,199)	(11,245)	(17,372)	(4,873)
Loss from discontinued operations	(1,117)	(1,298)	(382)	(9,398)	(580)

Net loss	$(25,172)	$(3,497)	$(11,627)	$(26,770)	$(5,453)

Per Share Amounts (basic and diluted):
Loss from continuing operations	$(0.96)	$(0.09)	$(0.48)	$(0.72)	$(0.21)
Loss from discontinued operations	(0.04)	(0.06)	(0.01)	(0.39)	(0.02)

Net loss	$(1.00)	$(0.15)	$(0.49)	$(1.11)	$(0.23)

Weighted average shares of common stock outstanding:	25,137	23,752	23,512	24,090	23,617

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock					Treasury Stock			Unrealized Gain (Loss) on Marketable Securities
	Number of Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Lease Guarantee	Number of Shares	Amount	Accumulated Deficit		Cumulative Translation Adjustment	Total Stockholders' Equity
Balance at December 31, 2001	23,956	$2	$281,553	$—	$—	113	$(1,316)	$(82,194)	$858	$(914)	$197,989
Comprehensive loss:
Net loss								(11,627)			(11,627)
Translation adjustment										487	487
Unrealized gain on marketable securities									332		332

Comprehensive loss											(10,808)
Acquisition of treasury stock						531	(7,024)				(7,024)
Exercise of warrant, net value exercise	(51)										—
Retirement of restriced stock	(2)										—
Non-cash stock option compensation expense			103								103
Issuance of common stock for exercise of restricted stock			20								20
Issuance of common stock for exercise of stock options	98	—	785								785
Issuance of common stock in employee stock purchase plan	126	—	1,139								1,139
Issuance of common stock for 401(k) matching	114	—	1,133								1,133

Balance at December 31, 2002	24,241	2	284,733	—	—	644	(8,340)	(93,821)	1,190	(427)	183,337
Comprehensive loss:
Net loss								(3,497)			(3,497)
Translation adjustment										1,147	1,147
Unrealized loss on marketable securities									(576)		(576)

Comprehensive loss											(2,926)
Deferred compensation bonus, subject to vesting				(536)							(536)
Non-cash stock option compensation expense			93								93
Issuance of common stock for exercise of stock options	107	—	781								781
Issuance of common stock in employee stock purchase plan	112	—	942								942
Issuance of common stock for 401(k) matching	108	—	1,043								1,043

Balance at December 31, 2003	24,568	2	287,592	(536)	—	644	(8,340)	(97,318)	614	720	182,734
Comprehensive loss:
Net loss								(26,770)			(26,770)
Translation adjustment										280	280
Unrealized loss on marketable securities									(52)		(52)

Comprehensive loss											(26,542)
Issuance of restricted stock	52		891	(891)							—
Amortization of restricted stock				29							29
Amortization and vesting of deferred compensation bonus				537							537
Non-cash stock option compensation expense			8								8
Issuance of common stock for exercise of stock options	316	—	3,229								3,229
Issuance of common stock for 401(k) matching	13	—	257								257

Balance at March 31, 2004	24,949	2	291,977	(861)	—	644	(8,340)	(124,088)	562	1,000	160,252
Comprehensive loss:
Net loss								(25,172)			(25,172)
Translation adjustment										115	115
Unrealized loss on marketable securities									(1,487)		(1,487)

Comprehensive loss											(26,544)
Lease guarantee					(756)						(756)
Amortization of lease guarantee					58						58
Amortization and vesting of restricted stock				253							253
Spin-off of PDDI			(49,750)	335							(49,415)
Issuance of common stock in Scitegic acquisition	1,374	—	8,750								8,750
Issuance of below market options to Scitegic employees				(249)							(249)
Amortization of below market options to SciTegic				48							48
Issuance of common stock earn-out for Scitegic				(1,326)							(1,326)
Amortization of common stock earn-out for SciTegic				331							331
Non-cash stock option compensation expense			57								57
Retirement of restriced stock	(4)										—
Issuance of common stock for exercise of stock options	140	—	1,063								1,063
Issuance of common stock in employee stock purchase plan	97	—	619								619
Issuance of common stock for 401(k) matching	87	—	612								612

Balance at March 31, 2005	26,643	$2	$253,328	$(1,469)	$(698)	644	$(8,340)	$(149,260)	$(925)	$1,115	$93,753

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Twelve Months Ended			Three Months Ended
	March 31, 2005	December 31, 2003	December 31, 2002	March 31, 2004	March 31, 2003
					(unaudited)
OPERATING ACTIVITIES:
Net loss	$(25,172)	$(3,497)	$(11,627)	$(26,770)	$(5,453)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	4,528	4,493	3,959	1,135	1,130
Amortization	3,556	5,426	6,977	882	1,766
Amortization of purchased intangibles	1,131	116	907	—	116
Amortization of unearned compensation	622	—	—	29	—
Contribution of stock to 401(k) members	584	712	773	175	191
Non-cash compensation	57	93	103	8	10
Write-off of in-process product development	450	—	—	—	—
Changes in assets and liabilities:
Trade receivables	(8,119)	(2,133)	7,690	28,978	20,642
Prepaid expenses and other current assets	(1,321)	177	1,502	(146)	1
Other assets	42	(338)	598	101	132
Accounts payable	(3,927)	387	(2,260)	2,814	389
Accrued liabilities	3,224	(1,217)	(5,477)	(1,580)	(4,515)
Deferred revenue	12,436	604	(5,252)	(1,824)	(3,445)

Net cash provided by (used in) operating activities	(11,909)	4,823	(2,107)	3,802	10,964
INVESTING ACTIVITIES:
Capital expenditures, net	(5,053)	(2,831)	(7,609)	(803)	(714)
Increase in capitalized software development costs	(4,382)	(4,253)	(2,529)	(956)	(1,158)
Purchases of marketable securities	(49,907)	(93,861)	(135,505)	(61,319)	(18,552)
Proceeds from sales of marketable securities	69,273	99,574	109,938	66,256	16,638
Acquisition of business, net of cash acquired	(10,989)	—	—	—	—

Net cash provided by (used in) investing activities	(1,058)	(1,371)	(35,705)	3,178	(3,786)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,682	1,723	1,944	3,229	57
Purchase of treasury stock	—	—	(7,024)	—	—
Payments on capital leases	—	(12)	(58)	(4)	(3)

Net cash provided by (used in) financing activities	1,682	1,711	(5,138)	3,225	54
Exchange rate effect on cash and equivalents	140	643	89	195	(63)
Cash remitted to PDDI	(5,445)	—	—	—	—
Net cash provided by (used in) discontinued operations	896	(6,533)	2,206	1,795	(3,826)

Net increase (decrease) in cash and equivalents	(15,694)	(727)	(40,655)	12,195	3,343
Cash and equivalents, beginning of period	39,704	28,236	68,891	27,509	28,236

Cash and equivalents, end of period	$24,010	$27,509	$28,236	$39,704	$31,579

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest expense	$8	$5	$20	$2	$5
Income tax expense	$693	$296	$436	$163	$141

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.
Notes to Consolidated Financial Statements

1.     Organization and Description of Business

        Accelrys, Inc. through its wholly owned subsidiaries (the "Company) is a provider of software for computation, simulation, and the management and mining of scientific data used by biologists, chemists and materials scientists, including nanotechnology researchers, for product design as well as drug discovery and development. The Company's technology and services are designed to meet the needs of research organizations.

        On April 1, 2004, the Company changed its fiscal year end from December 31 to March 31.

        On April 30, 2004, the Company spun off our drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. ("PDD"), which integrates proprietary small molecule combinatorial and medicinal chemistry, high-throughput screening, in-vitro pharmacology, computational methods and informatics to discover and optimize lead compounds and drug candidates. The spin-off of PDD resulted in PDD becoming an independent, separately traded, publicly held company. This was accomplished through the distribution to the Company's stockholders of a dividend of one share of PDD common stock for every two shares of Accelrys common stock. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has reclassified PDD's current and prior period results of operations, assets and liabilities as discontinued operations in the financial statements. Further, the following footnotes exclude results of operations, assets and liabilities of PDD.

        On May 11, 2004, the Company's shareholders approved the change of the Company's name to Accelrys, Inc. from Pharmacopeia, Inc.

        On September 27, 2004, the Company acquired all of the outstanding common stock of Scitegic, Inc. (Footnote 4).

2.     Significant Accounting Policies

Principles of Consolidation

        These consolidated financial statements include the accounts of Accelrys, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company invests its cash with financial institutions in money market funds, United States Treasury securities and other investment grade securities such as prime-rated commercial paper.

Marketable Securities

        Marketable securities consist of fixed-income investments with an original maturity of greater than three months such as United States Treasury securities, obligations of United States Government agencies and other investment grade securities such as prime-rated commercial paper and corporate bonds. The Company accounts for investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The Company's marketable securities are classified as available-for-sale and are recorded at estimated fair value with unrealized gains or losses reported in accumulated comprehensive income in stockholders' equity. Based on a review of the marketable securities at March 31, 2005, the Company does not believe that any declines in fair market value are "other-than-temporary".

        Marketable securities, including the restricted cash balance which is invested in marketable securities, consisted of the following (in thousands):

	March 31, 2005			March 31, 2004
	Amortized Cost	Market Value	Unrealized Loss	Amortized Cost	Market Value	Unrealized Gain
U.S. Treasury securities and obligations of U.S. Government agencies	$29,310	$28,629	$(681)	$61,372	$61,735	$363
U.S. corporate debt securities	10,909	10,665	(244)	39,623	39,822	199

	$40,219	$39,294	$(925)	$100,995	$101,557	$562

        Available-for-sale marketable securities by contractual maturity at March 31, 2005 are as follows (in thousands):

Due within one year	$11,929
Due after one year through four years	27,365

Total	$39,294

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

Advertising Costs

        The cost of advertising is expensed as incurred. The Company incurred $0.1 million, $0.3 million, and $0.2 million in advertising costs during the twelve months ended March 31, 2005, December 31, 2003 and December 31, 2002 and $43 thousand and $44 thousand during the three months ended March 31, 2004 and 2003 (unaudited), respectively.

Product Development Costs

        In accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS 86), costs incurred in the research and development of new software products and significant enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. After technological feasibility has been established, production costs, such as programming and testing, are capitalized until general release of the product.

        Capitalized costs are stated at the lower of cost or net realizable value. The Company amortizes capitalized costs on a straight-line basis over the estimated product life, not to exceed three years from the date on which the product is available for general release. The estimated product life may be reduced based on obsolescence or other factors, which could affect the carrying value of capitalized software and result in changes to operating results.

Shipping Costs

        The cost of shipping is expensed as incurred and included in cost of revenue. The Company incurred $0.7 million, $0.9 million, and $1.0 million in shipping costs during the twelve months ended March 31, 2005, December 31, 2003 and December 31, 2002 and $0.2 million and $0.3 million during the three months ended March 31, 2004 and 2003 (unaudited), respectively.

Foreign Currency Translation

        The Company translates the financial statements of its foreign operations in accordance with SFAS No. 52, "Foreign Currency Translation" (SFAS 52). The financial statements of the Company's international operations are translated into United States dollars (the Company's functional currency) using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of comprehensive income (loss) within stockholders' equity. Gains and losses resulting from foreign currency transactions are included in interest and other income/(expense) in the consolidated statement of operations.

Concentrations of Risk

        The Company's international sales are generally denominated in foreign currencies. Conversion of foreign-denominated receivables into Unites States dollars could have a material adverse effect on the Company's results of operations. The Company conducts business in Europe and in the Asia/Pacific region, primarily in Japan. Any significant decline in the economies or the value of the currencies in these regions could have a material adverse impact on the Company.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual future results could differ from those estimates.

Revenue Recognition

        The Company recognizes software license revenue upon delivery if no significant obligations remain deliverable to the customer, the sales contract fee is fixed or determinable, amounts are due within one year and collection is probable, and when no material uncertainties regarding customer acceptance exist. Customer payments received in connection with license sales are recorded as deferred revenue until such time as all of the above criteria are met. Prepaid post-contract support and maintenance ("PCS") revenue bundled with software license agreements is unbundled and deferred based on objective, vendor specific evidence. Software license revenue on annual contracts and PCS revenue is recognized pro-rata over the related service period, which is generally one year. Software license revenue for perpetual contracts is recognized up-front. Consulting and training fees are recognized upon rendering of service. Support revenues are recognized ratably over the applicable contract periods or as services are performed. Revenue from multiple-element arrangements is allocated to each individual element based on vendor specific objective evidence. Amounts billed but not yet recognized as revenue, and other payments received prior to recognition of revenue, are recorded as deferred revenue.

        The Company also earns software revenue under consortia agreements wherein several unrelated parties enter into a joint software development agreement. These agreements are generally one to three years in length, require an annual membership fee, and contain best efforts development milestones. Customers receive a consortium membership and are required to license specified prerequisite software modules. Consortium fees associated with consortium membership are recognized on a straight-line basis over the term of the agreement. The Company is not required to deliver specified products under the agreements and the consortium fees are generally non-refundable. If the Company is successful in developing software under a consortia agreement as described above, a non-transferable license is typically awarded to the consortium members.

Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This estimate is based on a specific customer analysis and an analysis of our historical write-offs as a percent of outstanding accounts receivable balances. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required.

Goodwill and Purchased Intangible Assets

        The Company assesses goodwill and intangible assets for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are assessed annually (or more frequently if impairment indicators arise) for impairment. In making this annual assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and market place data. The Company completed its annual intangible asset impairment test during the quarter ended March 31, 2005, and concluded that the carrying value of its goodwill was not impaired.

Impairment of Long-Lived Assets

        The Company reviews long-lived assets; including intangible assets, leasehold improvements, property and equipment, and capitalized software development costs for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company has identified no such material impairment losses as of March 31, 2005 or March 31, 2004.

Income Taxes

        The Company accounts for income taxes using the liability method. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial carrying amounts and the tax basis of existing assets and liabilities. The provision for income taxes is based on the Company's estimates for taxable income of the various legal entities and jurisdictions in which it operates. As such, income tax expense may vary from the customary relationship between income tax expense and pre-tax accounting income.

Net Income (Loss) Per Share

        The Company computes net income (loss) per share pursuant to SFAS No. 128, "Earnings Per Share" (SFAS 128). Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of unvested restricted common shares and incremental common shares issuable upon the exercise of stock options, are included in diluted net income (loss) per share to the extent these shares are dilutive.

        The following table sets forth the computation of basic and diluted net loss per share as follows (in thousands, except per share amounts):

	Twelve Months Ended			Three Months Ended
	March 31, 2005	December 31, 2003	December 31, 2002	March 31, 2004	March 31, 2003
					(Unaudited)
Net loss	$(25,172)	$(3,497)	$(11,627)	$(26,770)	$(5,453)

Weighted average shares outstanding and denominator for basic earnings per share	25,137	23,752	23,512	24,090	23,617
Effect of dilutive securitites:
Employee stock options	—	—	—	—	—

Denominator for diluted earnings per share	25,137	23,752	23,512	24,090	23,617

Net loss per share, basic and diluted	$(1.00)	$(0.15)	$(0.49)	$(1.11)	$(0.23)

        Dilutive common stock equivalents would include the dilutive effects of common stock options and restricted stock that has not yet fully vested. Potentially dilutive common stock equivalents totaled approximately 3,230,000, 3,530,000, and 3,818,000 shares for the years ended March 31, 2005, December 31, 2003, and December 31, 2002 and 1,655,000 and 7,025,000 for the three months ended March 31, 2004 and 2003 (unaudited), respectively. Potentially dilutive common stock equivalents were excluded from the March 31, 2005, December 31, 2003, December 31, 2002, March 31, 2004 and March 31, 2003 diluted earnings per share calculations because of their anti-dilutive effect.

Comprehensive Income (Loss)

        The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, and unrealized gains and losses on investments shall be reported, net of their related tax effect, to arrive at comprehensive loss. The Company's net income (loss) and its total comprehensive income (loss) are included in the statement of stockholders' equity.

Stock Based Compensation

        As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, no compensation expense is recognized at the time of option grant if the exercise price of the Company's employee stock option equals the fair market value of the underlying common stock on the date of grant.

        SFAS 123 requires pro forma information regarding net income (loss) and earnings per share as if the Company had accounted for its employee stock options and warrants granted subsequent to

December 31, 1994 and shares of common stock purchased by employees in connection with the Employee Stock Purchase Plan ("equity awards") under the fair value method. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the periods below:

	Twelve Months Ended			Three Months Ended
	March 31, 2005	December 31, 2003	December 31, 2002	March 31, 2004	March 31, 2003
					(Unaudited)
Expected Volatility	69%	86%	91%	85%	88%
Risk-free Interest Rate	3.8%	3.7%	3.6%	3.4%	3.5%
Expected Option Life (years)	3.5	6.3	6.5	5.8	6.5
Expected Dividend Yield	—	—	—	—	—

        For purposes of pro forma disclosures, the estimated fair value of the equity awards would be amortized to expense over the options' vesting period. The Company's pro forma net loss and net loss per share information would be as follows (in thousands, except per share amounts):

	Twelve Months Ended			Three Months Ended
	March 31, 2005	December 31, 2003	December 31, 2002	March 31, 2004	March 31, 2003
					(Unaudited)
Net loss:
As reported	$(25,172)	$(3,497)	$(11,627)	$(26,770)	$(5,453)
Plus: reported stock-based compensation	358	93	103	574	23
Less: Fair value stock-based compensation	(7,218)	(12,065)	(13,283)	(3,806)	(5,400)
Pro forma	(32,032)	(15,469)	(24,807)	(30,002)	(10,830)
Basic and diluted net loss per common share:
As reported	$(1.00)	$(0.15)	$(0.49)	$(1.11)	$(0.23)
Pro forma	(1.27)	(0.65)	(1.06)	(1.25)	(0.46)

Effect of New Accounting Standards

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value. The effective date of SFAS 123R is as of the beginning of the first interim or annual reporting period of the Company's first fiscal year beginning on or after June 15, 2005. Accordingly, we will be required to apply SFAS 123R for the year beginning April 1, 2006. The adoption of SFAS 123R will have a significant adverse impact on our reported results of operations because the stock-based compensation expense will be charged directly against our reported earnings.

Reclassification

        Certain prior period amounts have been reclassified to conform to the current period presentation.

3.     Divestiture of Pharmacopeia Drug Discovery, Inc.

        On April 30, 2004 the Company completed the spin-off of PDD into an independent, separately traded, publicly held company through the distribution to its stockholders of a dividend of one share of PDD common stock for every two shares of Accelrys common stock. The Company has received an opinion of counsel that the transaction qualified for treatment as a tax-free spin-off. As part of this transaction, the Company contributed $42.3 million in marketable securities and $5.4 million in cash to PDD and incurred transaction costs of approximately $2.3. For the one-month ended April 30, 2004, the discontinued PDD operations had revenue of $1.3 million and a pretax loss of $(1.1) million.

        The Company has reclassified PDD's current and prior period results of operations, assets and liabilities as discontinued operations in the financial statements. Further, the footnotes exclude results of operations, assets and liabilities of PDD.

4.     Acquisition of SciTegic, Inc.

        On September 27, 2004, the Company acquired all of the outstanding common shares of SciTegic, Inc. ("SciTegic"). The results of SciTegic's operations have been included in the consolidated financial statements since that date. SciTegic is a leading provider of workflow software solutions for the scientific research market. The primary reason for the acquisition was to complement the Company's existing product offerings.

        The aggregate purchase price was $20.8 million including $13.4 million of cash and 1,166,218 shares of the Company's common stock valued at $7.4 million. The per share value of the stock issued was $6.37, determined based on the average market price of Accelrys' common shares over the five-day period including two days before, the day of and two days after the terms of the acquisition were agreed to and announced. On the date of acquisition, 1,040,119 shares of common stock were issued to SciTegic stockholders and 126,099 shares of common stock (earnout shares) were deposited into an escrow account. Further, the Company deposited $3.2 million of the cash consideration into an escrow account.

        On January 31, 2005, a portion of the cash escrow was released to the former SciTegic stockholders pursuant to the terms of the merger agreement. Subject to indemnification claims by the Company, the remaining cash escrow may be released to the former SciTegic stockholders on September 27, 2005. The earnout shares held in escrow will be released in four semi-annual installments to former SciTegic stockholders subject to, among other things, the continued employment by the Company of two founders of SciTegic through the period starting September 27, 2004 and ending September 27, 2006.

        In addition to the earnout shares above, 208,225 shares of common stock were deposited in the escrow account for the two founders of SciTegic. The Company recorded deferred compensation of $1.3 million related to these shares. Additionally, the Company converted SciTegic employees' unvested stock options into unvested options in the Company resulting in deferred compensation of $0.2 million. The deferred compensation balances will be ratably amortized into compensation expense over the two-year earn-our period. As of March 31, 2005, the remaining deferred compensation balance was $1.2 million.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. On December 31, 2004, the Company finalized the valuation of certain intangible assets with the assistance of a third-party valuation company. The following valuation was made based primarily upon management's review of the tangible and intangible assets and liabilities of SciTegic and on the report of a third party valuation company.

	At September 27, 2004
	(in thousands)
Current assets		$3,471
Property and equipment		163
In-process product development		450
Other long-term assets		21
Intangible assets not subject to amortization:
Trademark/Tradename		2,500
Intangible assets subject to amortization:
Developed Technology (five year useful life)	6,750
Customer Relationships (ten year useful life)	1,650
Backlog (two and one-quarter year useful life)	550
Contract based (five year useful life)	50

		9,000
Goodwill		9,726

Total assets acquired		25,331
Current liabilities		(2,297)
Deferred revenue		(2,172)
Long-term liabilities		(15)

Total liabilities acquired		(4,484)

Net assets acquired		$20,847

        The $450 thousand of in-process product development assets were written off at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. Those write-offs are included in the Statement of Operations as a separate line item.

        Of the $9.7 million assigned to goodwill, there will be no deduction for tax purposes as this was a stock acquisition.

        Assuming the acquisition had occurred on the first day of the following respective periods, the pro forma consolidated results of operations would be as follows (in thousands, except per share data):

	Twelve months ended		Three months ended March 31,
	March 31, 2005	December 31, 2003
			2004	2003
	(unaudited)		(unaudited)
Total revenue	$73,445	$92,747	$12,941	$18,577
Net loss	(25,416)	(3,351)	(26,770)	(5,710)
Basic and diluted net loss per share	$(1.01)	$(0.13)	$(1.05)	$(0.23)
Weighted average shares of common stock outstanding:
Basic and diluted	25,137	25,126	25,464	24,991

5.     Composition of Certain Financial Statement Captions

        Property and equipment consist of the following (in thousands):

		March 31,
	Useful lives in years
		2005	2004
Computers and software	2-3	$22,931	$19,124
Furniture and fixtures	3	1,900	2,821
Leasehold improvements	5-10	3,728	3,016
Other		280	628

		28,839	25,589
Accumulated depreciation and amortization		(19,796)	(17,383)

Property and equipment, net		$9,043	$8,206

6.     Income Taxes

        The Company accounts for income taxes using the liability method. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial carrying amounts and the tax basis of existing assets and liabilities.

        Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$51,616	$38,407
Unused tax credits	4,018	3,739
Accruals and reserves	5,017	5,636

Gross deferred tax asset	60,651	47,782
Deferred tax liabilities:
Fixed assets	543	536
Intangibles	7,649	3,006

Net asset before valuation allowance	52,459	44,240
Valuation allowance	(52,459)	(44,240)

Net deferred tax asset	$—	$—

        Income tax expense is based on pretax financial accounting income under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We must then assess the likelihood that the resulting deferred tax assets will be realized. To the extent we believe that realization is not more likely than not, we establish a valuation allowance. To date the Company has provided a full valuation allowance for all net deferred tax assets.

        In addition to the net operating loss carryforwards above, the Company had pre-acquisition net operating loss carryforwards of $61.5 million from acquisitions outside the United States as of March 31, 2005, which has been fully reserved. To the extent the pre-acquisition operating loss carryforwards are used, such amounts will reduce goodwill. As of March 31, 2005 and December 31,

2003, $0.7 million and $0.3 million of pre-acquisition tax deductions had been used, and accordingly, a corresponding amount of valuation allowance reduced goodwill.

        As of March 31, 2005, approximately $3.0 million of the valuation allowance relates to pre-acquisition tax deductions, which to the extent recognized, will result in a reduction of goodwill.

        As of March 31, 2004, the Company had a tax reserve of $2.5 million which consisted of $1.5 million for transfer pricing and other issues, $0.5 million of tax reserve from the acquisition of Oxford Molecular, and $0.5 million for estimated income tax payments. During fiscal 2005, the Company determined that $1.0 million of the tax reserve related to potential tax risks was no longer necessary. Additionally, the $0.5 million tax provision for the acquisition of Oxford Molecular was reversed against goodwill as the statute of limitations expired. As of March 31, 2005, the Company had a tax reserve of $0.6 million which primarily consisted of a potential transfer pricing issue.

        Pretax loss from the Company's domestic operations totaled approximately $(28.2) million, $(6.2) million, and $(11.8) million during the twelve months ended March 31, 2005, December 31, 2003 and December 31, 2002 and $(17.4)million and $(5.6) million during the three months ended March 31, 2004 and 2003 (unaudited), respectively.

        Pretax income from the Company's foreign operations totaled approximately $3.6 million, $5.2 million, and $4.3 million during the twelve months ended March 31, 2005, December 31, 2003 and December 31, 2002 and $0.2 million and $1.0 million during the three months ended March 31, 2004 and 2003 (unaudited), respectively.

        The provision (benefit) for income taxes consists of the following (in thousands):

	Twelve Months Ended			Three Months Ended
	March 31, 2005	December 31, 2003	December 31, 2002	March 31, 2004	March 31, 2003
					(unaudited)
Current:
Federal	$(952)	$—	$—	$—	$—
State	125	70	(96)	62	5
Foreign	256	931	611	66	265

Total	$(571)	$1,001	$515	$128	$270

        The following reconciles income taxes computed at the United States statutory federal tax rate to the provision for income taxes from continuing operations (in thousands):

	Twelve Months Ended			Three Months Ended
	March 31, 2005	December 31, 2003	December 31, 2002	March 31, 2004	March 31, 2003
					(unaudited)
Tax expense (benefit) at U.S. statutory rate	$(8,372)	$(407)	$(3,648)	$(6,176)	$(1,565)
State income taxes, net of Federal income tax benefit	(1,353)	(113)	(656)	(1,090)	(276)
Reversal of tax reserve	(952)	—	—	—	—
Receivable of withholding tax from Japan	(880)	—	—	—	—
Intangible asset amortization	(1,441)	—	—	—	—
Foreign taxes	(85)	600	391	66	265
Change in valuation allowance and other	12,512	921	4,428	7,328	1,846

Provision for income taxes	$(571)	$1,001	$515	$128	$270

        As of March 31, 2005, the Company has United States federal net operating loss carryforwards of approximately $134.2 million, and credit carryforwards of approximately $4.0 million. The United States federal net operating losses and credits begin to expire in 2008 through 2023, if not fully utilized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss and credit carryforwards. Approximately $43.7 million of the net operating losses relate to stock option deductions which will result in an increase to paid-in capital and a decrease in income taxes payable at such time that the tax benefit is realized.

        In April 2003, the Company established a wholly owned subsidiary, Accelrys Software Solutions Pvt. Ltd., in Bangalore, India. This subsidiary qualifies under applicable Indian law for a tax holiday though March 2009. The aggregate dollar amount of the tax holiday was $0.2 million ($0.01 per share).

        A portion of the Company's United States federal net operating loss carryforwards that relate to the acquired companies may be subject to annual usage limitations under Section 382 of the Internal Revenue Code.

7.     Stock Plans

        The Company has five Stock Plans; the 1995 Employee Stock Purchase Plan, the 1995 Directors' Option Plan, the 2000 Stock Option Plan, the 2004 New Hire Equity Incentive Plan, and the 2004 Stock Incentive Plan.

        In 1995, the Company adopted the 1995 Employee Stock Purchase Plan ("ESPP") under Section 423 of the Internal Revenue Code. The Company reserved 750,000 shares of common stock for offering under the ESPP. The ESPP allows employees to defer up to 10% of their base salary over defined 6 month periods of December 1st to May 31st and June 1st to November 30th. At the end of the specific 6 month period, the stock is purchased of behalf on the employee at 85% of the lower of either the price on the first (Dec 1st or June 1st) or last (May 31st or Nov 30th) date of the deferral period. In fiscal year 2005, 95,720 shares of common stock were purchased at prices ranging from $5.32 to $8.05 per share. At March 31, 2005, there were 105,159 shares available for future purchase under the ESPP.

        In accordance with the 1994 Incentive Stock Plan, the Company may grant both incentive or non-qualified stock options or stock purchase rights to purchase up to 5,700,000 shares of common stock to officers, directors, employees, sales representatives, and consultants of the Company. The term of each incentive and non-qualified stock option and stock purchase right is generally ten years. Vesting generally occurs over a period of not greater than five years. In fiscal year 2005, no options were granted from this plan. During the three months ended March 31, 2005, options to purchase 652,254 shares of common stock were granted at exercise prices ranging from $14.37 to $20.40. At March 31, 2005, there were no shares available for future grants under the Director's Option Plan as this plan is now expired.

        In accordance with the 1995 Directors' Option Plan, the Company may grant options to purchase up to 300,000 shares of common stock to non-employee members of the Board. The exercise price of the stock options shall be equal to the fair market value per share of common stock on the option grant date. Each option has a term of ten years from the option grant date and shall become exercisable in a series of three equal and successive annual installments. In fiscal year 2005, options to purchase 73,952 shares of common stock were granted at exercise prices ranging from $9.35 to $9.91. During the three months ended March 31, 2005, no options were granted from this plan. At March 31, 2005, there were no shares available for future grants under this plan is now expired.

        In accordance with the 2000 Stock Option Plan, the Company may grant non-qualified stock options or stock purchase rights to purchase up to 1,500,000 shares of common stock to employees and consultants of the Company. The term of each non-qualified stock option and stock purchase right is ten years. Vesting generally occurs over a period of not greater than five years. In fiscal year 2005, options to purchase 558,744 shares of common stock were granted at exercise prices ranging from $7.44 to $22.24. During the three months ended March 31, 2005, options to purchase 45,562 shares of common stock were granted at exercise prices ranging from $13.22 to $20.60. At March 31, 2005, there were 67,692 shares available for future grants under the 2000 Stock Option Plan.

        In accordance with the 2004 New Hire Equity Incentive Plan, the Company may grant non-qualified stock options or stock purchase rights to purchase up to 750,000 shares of common stock to new employees of the Company. The term of each non-qualified stock option and stock purchase right is generally ten years. Vesting generally occurs over a period of not greater than five years. In fiscal year 2005, options to purchase 595,780 shares of common stock were granted at exercise prices ranging from $0.14 to $11.39. During the three months ended March 31, 2004, no options were granted from this plan. At March 31, 2005, there were 249,165 shares available for future grants under the 2004 New Hire Equity Incentive Plan.

        In accordance with the 2004 Stock Incentive Plan, the Company may grant both incentive and non-qualified stock options to purchase up to 1,000,000 shares of common stock to directors, employees, and consultants of the Company. The term of each incentive and non-qualified stock option and stock purchase right is generally ten years. Vesting generally occurs over a period of not greater than five years. In fiscal year 2005, 363,550 options were granted at an exercise price of $7.44. During the three months ended March 31, 2005, no options were granted from this plan. At March 31, 2005, there were 640,000 shares available for future grants under the 2004 Stock Incentive Plan.

        In addition to the plans described above, the Company has 2,925,048 options outstanding for the following plans: 1996 Equity Incentive Plan, MSI 1986 CA Plan, MSI 1986 Supplemental Plan, and the Pharmacopeia, Inc. 1994 ISP. No options were granted in fiscal year 2005 under these plans.

        A summary of the Company's stock option activity and weighted average exercise prices follows (in thousands, except per share amounts):

	March 31, 2005		March 31, 2004
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	9,768	$13.86	9,720	$13.78
Granted	1,591	7.05	699	15.66
Exercised	(140)	7.37	(358)	9.10
Expired	(5,913)	15.22	(293)	21.11

Outstanding at end of period:	5,306	10.48	9,768	13.86

Exercisable at end of period	3,078		5,408
Weighted average fair value of options granted during the period		$3.90		$10.23

	December 31, 2003		December 31, 2002
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year:	8,379	$15.62	7,223	$19.60
Granted	1,849	6.31	2,468	8.75
Exercised	(107)	7.27	(98)	8.02
Expired	(401)	19.58	(1,214)	25.96

Outstanding at end of year:	9,720	13.78	8,379	15.62

Exercisable at end of year	5,097		3,623
Weighted average fair value of options granted during the year		$3.91		$5.47

        A summary of stock options outstanding and exercisable as of March 31, 2005, follows (in thousands, except per share amounts):

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Excercisable	Weighted Average Exercise Price
$0.38 - $10.00	3,927	6.9	$6.99	1,917	$7.15
$10.01 - $15.00	673	4.6	13.15	500	13.08
$15.01 - $20.00	158	5.0	18.11	154	18.17
$20.01 - $40.00	543	4.1	30.93	502	30.93
$40.01 - $85.00	5	4.9	46.25	5	46.25

$0.38 - $85.00	5,306	6.3	$10.44	3,078	$12.63

8.     Retirement Savings Plans

U.S. Based Employees

        The Company has an employee savings and retirement plan (the "401(k) Plan"). The 401(k) Plan is intended to be a tax-qualified plan covering substantially all employees. Under the terms of the 401(k) Plan, employees may elect to contribute up to 20% of their compensation, or the statutory prescribed limit, if less. The Company may, at its discretion, match employee contributions up to a maximum of 3% of the employee's compensation. Employer contributions, made up of Company common stock, totaled $0.6 million, $0.7 million, and $0.8 million for the twelve months ended March 31, 2005, December 31, 2003, and December 31, 2002 and totaled $0.2 million and $0.2 million during the three months ending March 31, 2004 and March 31, 2003 (unaudited), respectively.

Non-U.S. Based Employees

        The Company provides retirement benefits for employees located outside the U.S. commensurate with other similar companies in those respective locations. Employer contributions, made up of cash, totaled $0.7 million, $0.6 million, and $0.5 million for the twelve months ended March 31, 2005, December 31, 2003 and December 31, 2002 and totaled $0.2 million and $0.1 million during the three months ending March 31, 2004 and March 31, 2003 (unaudited), respectively.

9.     Segment Information

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," substantially all of the Company's operations are aggregated into one reportable segment given the similarities of economic characteristics between the operations and the common nature of the products, services and customers.

        The Company sells software and services worldwide through a direct sales force, augmented by limited use of distributors. Summarized financial information concerning geographic revenues follows (in thousands):

	Twelve Months Ended						Three Months Ended
	March 31, 2005%		December 31, 2003%		December 31, 2002%		March 31, 2004%		March 31, 2003%
									(unaudited)
Revenues
U.S.	$37,249	53%	$44,135	52%	$51,170	54%	$5,334	48%	$8,464	49%
EMEA	16,813	24%	24,348	28%	28,313	30%	2,978	27%	4,439	26%
Asia-Pacific	15,569	23%	17,078	20%	15,621	16%	2,823	25%	4,316	25%

Total	$69,631		$85,561		$95,104		$11,135		$17,219

        The following table provides net assets by geographic region (in thousands):

	March 31, 2005%		December 31, 2003%		December 31, 2002%		March 31, 2004%		March 31, 2003%
									(unaudited)
Net assets
U.S.	$126,882	79%	$188,713	83%	$197,156	86%	174,477	84%	185,867	86%
EMEA	26,889	17%	29,968	13%	23,963	11%	25,036	12%	24,487	11%
Asia-Pacific	6,783	4%	9,936	4%	7,700	3%	7,875	4%	6,858	3%

Total	$160,554		$228,617		$228,819		$207,388		$217,212

10.   Building Leases

Operating Leases

        The Company has several operating leases or sub-leases for office space, which expire at various dates through 2022. The leases for the Company's primary facilities in San Diego, California, Cambridge, United Kingdom, and Bangalore, India, provide generally for scheduled rent increases, options to extend the leases with certain changes to the terms of the lease agreement, and refurbishment allowances. Rent expense under operating leases for the twelve months ended March 31, 2005, December 31, 2003, and December 31, 2002 was approximately $4.6 million, $4.3 million, and $4.9 million, respectively. Rent expense under operating leases for the three months ended March 31, 2004, and March 31, 2003 was approximately $1.2 million and $1.0 million, respectively.

        Future minimum lease commitments at March 31, 2005 are as follows (in thousands):

2006	$4,844
2007	4,438
2008	4,153
2009	4,201
2010	4,066
Thereafter	28,294

$49,996

        Partially offsetting to the future minimum lease commitments above, the Company periodically subleases office space that it does not currently occupy. A summary of future sublease income is as follows (in thousands):

2006	$586
2007	49
2008	31
2009	7
2010	—
Thereafter	—

$673

Tenant Improvement Allowance

        The terms of the Company's leases of its corporate office in San Diego, California include a tenant improvement allowance of up to $1.8 million. As of March 31, 2005, $1.5 million of this allowance remains as outstanding receivable from the landlord. The Company has recorded this receivable from the landlord as a current asset and as short- and long-term liabilities, as appropriate. The liabilities will be ratably reduced over the life of the lease which will reduce rent expense in accordance with EITF 88-3, "Rental Concessions Provided by Landlord". In the event a portion of the $1.5 million is not collected from the landlord, the other asset and the liability will be adjusted accordingly.

Guarantee of Lease Obligation of Others

        On April 30, 2004, the landlords of the New Jersey facilities related to the PDD operations consented to the assignment of the leases to PDD. Despite the assignment, the landlords required Accelrys to guarantee the remaining lease obligations representing approximately $25.0 million in future payments through April 2016. The probability-weighted fair market value of this guarantee was calculated in accordance with Financial Accounting Standard Board Interpretation No. 46 (FIN 46) "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and resulted in a liability and a charge to stockholders' equity. The liability is being adjusted against stockholders' equity to reflect the change in the fair market value of the obligation over the lease term. At March 31, 2005, the liability is $0.7 million.

11.   Commitments and Contingencies

Royalties

        The Company pays royalties to approximately forty entities for worldwide licenses to enhance and market certain software developed at universities, corporations, and other institutions. A majority of the royalty agreements are long term or perpetual in nature and the royalty obligations are generally based on a percentage of revenues derived from certain software licenses plus associated revenues from post-contract support and maintenance. The royalty agreements require quarterly payments and generally do not limit the maximum royalty amount under the agreement. Certain agreements contain provisions for quarterly and annual minimum royalty payments that total approximately $0.4 million on an annual basis. In the twelve months ended March 31, 2005, December 31, 2003, and December 31, 2002 the Company incurred related royalty expense of $2.8 million, $2.8 million, and $3.2 million, respectively. In the three months ended March 31, 2004 and March 31, 2003 (unaudited) the Company incurred related royalty expense of $0.4 million and $0.5 million, respectively.

Litigation

        In the ordinary course of business, the Company maybe subject to claims and, from time to time, is named in various legal proceedings. The Company is currently not involved in any matters of material litigation.

Commitments

        FASB Interpretation No. 45 (FIN 45) elaborates on previously existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations do not apply to product warranties, indemnifications or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.

        We may provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We evaluate estimated losses for such indemnifications under SFAS 5, "Accounting for Contingencies," as interpreted by FIN 45. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications in our financial statements.

Indemnifications

        The Company has entered into indemnification agreements with its officers and directors. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As of March 31, 2005, the Company had not accrued a liability for this guarantee, because the likelihood of incurring a payment obligation in connection with this guarantee is not probable and estimable.

        In connection with the spin-off of PDD, the Company and PDD entered into the agreements described below.

Master Separation and Distribution Agreement

        The Company entered into a master separation and distribution agreement with PDD providing for, among other things, certain corporate transactions required to effect the spin-off and other arrangements between the Company and PDD subsequent to the spin-off. In particular, the agreement provided for ownership of the business, assets and liabilities necessary for the continuation of the Company's business directly or indirectly, by the Company, and PDD's remaining business assets and liabilities, directly or indirectly, by Accelrys.

Transition Services Agreement

        The Company entered into a transition services agreement with PDD, pursuant to which the Company has provided PDD and PDD has provided the Company certain services during a transition period that commenced on the spin-off date. The obligation to provide services terminated no later than the first anniversary of the spin-off date.

        Under the terms of the transition services agreement, the Company provided PDD with business development, financial information systems advice and support, support for the maintenance of corporate records and personnel administration and services. PDD provided the Company with office space during the transition period.

        The transition services agreement also provided that the Company make available a sum of $1 million to be held as a "Services Fund" in a segregated account, in trust for the benefit of the Company and PDD. During the period, PDD used $0.5 million of the Services Fund to acquire a financial system appropriate for its business. As of March 31, 2005, the remaining $0.5 million available under the Services Fund was remitted to the Company.

        In addition, the Company made a capital contribution of $733 thousand in relation to costs, expenses and fees associated with PDD's consolidation of its facilities.

Tax Sharing and Indemnification Agreement

        In order to allocate the Company's responsibilities for taxes and certain other tax matters, the Company and PDD entered into a tax sharing and indemnification agreement.

        Under the tax sharing and indemnification agreement, the Company is responsible for filing all federal consolidated income tax returns and all consolidated, combined, or unitary state and local income tax returns including PDD for all periods through the distribution date, and for paying all taxes related to those returns. The Company will act as PDD's agent in connection with the filing of those returns, paying those taxes and responding to any audits that may arise in connection with those returns. The Company will be entitled to any refunds of income taxes related to those returns, and (except for certain spin-off taxes discussed below) will be responsible for any increased tax payments related to those returns as a result of any audits.

12.   Selected Quarterly Financial Information (unaudited)

        The following is a summary of the quarterly results of operations for the twelve months ended March 31, 2005 and December 31, 2003, and additionally the three months ended March 31, 2004 (in thousands, except per share amounts):

	March 31 2004	June 30 2004	Sept. 30 2004	Dec. 31 2004	March 31 2005
Revenues	$11,135	$14,181	$14,277	$22,229	$18,944
Loss from continuing operations	(17,372)	(5,056)	(5,084)	(4,654)	(9,261)
Loss from discontinued operations	(9,398)	(1,117)	—	—	—

Net loss	(26,770)	(6,173)	(5,084)	(4,654)	(9,261)

Per share amounts (basic and diluted):
Loss from continuing operations	$(0.72)	$(0.21)	$(0.21)	$(0.18)	$(0.36)
Loss from discontinued operations	(0.39)	(0.05)	—	—	—

Net loss	$(1.11)	$(0.25)	$(0.21)	$(0.18)	$(0.36)

	March 31 2003	June 30 2003	Sept. 30 2003	Dec. 31 2003
Revenues	$17,219	$19,090	$17,675	$31,577
Income (loss) from continuing operations	(4,872)	(3,421)	(2,107)	8,201
Loss from discontinued operations	(581)	(343)	(27)	(347)

Net income (loss)	(5,453)	(3,764)	(2,134)	7,854

Per share amounts (basic):
Income (loss) from continuing operations	$(0.21)	$(0.14)	$(0.09)	$0.34
Loss from discontinued operations	(0.02)	(0.01)	(0.00)	(0.01)

Net income (loss)	$(0.23)	$(0.16)	$(0.09)	$0.33

Per share amounts (diluted):
Income (loss) from continuing operations	$(0.21)	$(0.14)	$(0.09)	$0.33
Loss from discontinued operations	(0.02)	(0.01)	(0.00)	(0.01)

Net income (loss)	$(0.23)	$(0.16)	$(0.09)	$0.32

13.   Severance and lease abandonment

Quarter Ended September 2002 Severance and Lease Abandonment

        During the quarter ended September 30, 2002, the Company announced that it was undertaking various actions to improve its operations and overall financial performance by severing employees and abandoning two leased facilities. This action resulted in a charge of $4.3 million consisting of $2.3 million for severance for 71 employees and $2.0 million related to lease abandonment. As of December 31, 2003 all the employees had been terminated.

        During 2003, the Company negotiated a termination of one of the leased facilities and finalized certain remaining severance obligations which resulted in a reduction of the liability by $0.4 million. Further, during the quarter ended March 31, 2005 the Company was able to sublease the other leased facility that was abandoned for a portion of the future lease payments which resulted in a reduction to the abandoned lease liability of $0.2 million. The following table summarizes the activity and balance of the severance and lease abandonment liability (in thousands):

	Severance Costs for Involuntary Employee Terminations	Costs to Exit Lease Obligations	Total
Balance at inception	$2,367	$1,973	$4,340
Utilization of Reserves:
Cash payments	(1,823)	(242)	(2,065)

Balance at December 31, 2002	544	1,731	2,275
Utilization of Reserves:
Cash payments	(449)	(281)	(730)
Reserve reduction	(95)	(289)	(384)

Balance at December 31, 2003	—	1,161	1,161
Utilization of Reserves:
Cash payments for rent	—	(65)	(65)

Balance at March 31, 2004	—	1,096	1,096
Utilization of Reserves:
Cash payments for rent	—	(333)	(333)
Expected sublease income	—	(167)	(167)
Effect of foreign exchange	—	(17)	(17)

Balance at March 31, 2005	$—	$579	$579

Quarter Ended March 2004 Severance

        During the quarter ended March 31, 2004, the Company incurred a severance charge for the purpose of making product development activities more efficient and reducing general and administrative costs. The severance included a reduction in workforce of 73 employees, of which all had received notice of such reduction by March 31, 2004 and all of which had been terminated as of June 28, 2004.

        The following table summarizes the activity and balance of the severance liability (in thousands):

Severance Costs for Involuntary Employee Terminations
Balance at inception	$2,813
Utilization of Reserves:
Cash payments	(2,197)

Balance at March 31, 2004	616
Utilization of Reserves:
Cash payments	(616)

Balance at March 31, 2005	$—

Quarter Ended December 2004 Lease Abandonment

        During the quarter ended December 31, 2004, the Company recorded a lease abandonment charge of $3.6 million related to the move of its corporate headquarters. This charge represents the future rent and rent related obligations on the former headquarters building, net of subtenant lease income. Under the terms of a sublease agreement, Accelrys will receive from the subtenant monthly rental payments and reimbursement of certain operating expenses related to the facility.

        The following table summarizes the activity and balance of the lease abandonment liability (in thousands):

Costs to Exit Lease Obligations
Balance at inception	$3,612
Utilization of Reserves:
Cash payments	(1,009)

Balance at March 31. 2005	$2,603

Quarter Ended March 2005 Severance and Lease Abandonment

        During the quarter ended March 31, 2005, the Company incurred a severance charge for the purpose of making the sales department more efficient and reducing duplicative general and administrative personnel. The severance included a reduction in force of 42 employees, all of whom had received notice of such reduction by March 31, 2005. As of March 31, 2005, 17 of these individuals had been terminated. As a result of the reduction in force of the sales department, the Company incurred a lease abandonment charge for the costs to close the Company's office in Germany.

        The following table summarizes the activity and balance of the severance and lease abandonment liability (in thousands):

	Severance Costs for Involuntary Employee Terminations	Costs to Exit Lease Obligations	Total
Balance at inception	$1,358	$344	$1,702
Utilization of Reserves:
Cash payments	(291)	—	(291)

Balance at March 31, 2005	$1,067	$344	$1,411

14.   Goodwill and Purchased Intangible Assets

        Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," stipulates a two-step process to ascertain whether there is an indication that goodwill is impaired. The first step of the process is to compare the fair value of the Company to the carrying value. The fair value of the Company was determined by relying on a number of factors (Footnote 2). If the first step of the process indicates that the fair value of the Company is less than the carrying value, then the second step of the process is to calculate the implied value of goodwill. The Company completed its annual intangible asset impairment test on January 1, 2005, and concluded that the carrying value of its goodwill was not impaired as the fair value exceeded the carrying value.

        The following is a summary of the changes in goodwill (in thousands):

Goodwill
Balance at December 31, 2002	$34,404
Deductions:
Use of pre-acquisition deferred tax assets	(332)

Balance at December 31, 2003	34,072
No changes to goodwill	—

Balance at March 31, 2004	34,072
Additions:
Acquistion of SciTegic	9,784
Deductions:
Reversal of tax reserve for acquisiton from 2000	(500)
Use of pre-acquisition deferred tax assets	(747)

Balance at March 31, 2005	$42,609

        The goodwill from the acquisition of SciTegic, above, includes $58 thousand for the settlement of a pre-acquisition contingency with a third-party distributor.

        As a result of the acquisition of SciTegic, Inc. (Footnote 4) the Company acquired $11.5 million in intangible assets as follows (in thousands):

Trademark/Tradename (indefinite life)	$2,500
Developed Technology (five year useful life)	6,750
Customer Relationships (ten year useful life)	1,650
Backlog (two and one-quarter years useful life)	550
Contract based (five year useful life)	50

Intangible assets acquired	11,500
Less: amortization	(1,131)

Net intangible assets as of March 31, 2005	$10,369

        The following table depicts amortization expense over the next five year period and thereafter (in thousands):

Amortization Expense
FY 2006	$1,698
FY 2007	1,534
FY 2008	1,525
FY 2009	1,525
FY 2010	845
Thereafter	742

        The Company's other intangibles from prior acquisitions were amortized on a straight-line basis and were fully amortized as of December 31, 2003. Other intangible asset amortization in the twelve months ended December 31, 2003 and 2002 was $0.1 million, and $0.9 million, respectively, and in the three months ended March 31, 2003 was $0.1 million.

15.   Restricted Cash

        During the quarter ended June 30, 2004, the Company entered into a nine-year lease agreement for corporate facilities in San Diego, California. Under the terms of the lease, the Company was required to place $6.6 million in a restricted cash account to ensure performance under the lease agreement. The cash restriction periodically decreases over the term of the sublease agreement pursuant to which cash is released to Accelrys. At March 31, 2005, the Company had a restricted cash balance of $6.6 million which consisted entirely of marketable securities.

16.   Variable Interest Entity

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

        FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities and non-controlling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

        FIN 46 was effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46, as revised, were adopted as of December 31, 2003, for the Company's interest in all VIEs. In October 2004, the FASB revised FIN 46 to include rabbi trusts as a VIE since the company sponsoring the rabbi trust is the primary beneficiary in the event of bankruptcy. The Company established a rabbi trust in March 2000 for the benefit of directors and officers of the Company under its deferred compensation plan. Since the rabbi trust's inception, the assets of the rabbi trust have been consolidated in the Company's other current assets and the liabilities have been consolidated in the Company's accrued compensation and benefits. As of March 31, 2005 and 2004, both the asset and liabilities were $0.8 million and $1.7 million, respectively. Changes in values of assets held by the rabbi trust accrue to the Company's directors and officers and not the Company.

17.   Related Party Transactions

        A former member of the Company's board of directors is a partner in the former principal outside law firm that provided legal services to the Company. For the years ended December 31, 2003, 2002, 2001, the three months ended March 31, 2004, and the one month ended April 30, 2004 (date at which the former member of the Company's board was no longer considered a related party) the Company expended a total of $0.5 million, $0.8 million, $2.2 million, $0.4 million, and $0.2 million, respectively, in fees related to services provided by such firm.

        The Company's former Chairman, President, and CEO, is also the Chairman of the board of directors of a customer. For the twelve months ended March 31, 2005, December 31, 2003, and December 31, 2002, and for the three months ended March 31, 2004, the Company received $0.1 million, $0.7 million, $0.2 million, and $2 thousand, respectively, in payment for services and products provided to the customer.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2005, the end of the period covered by this Report.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2005. Our management's assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders
Accelrys, Inc.

        We have audited management's assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting" that Accelrys, Inc. maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Accelrys's management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the comapny's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Accelrys, Inc. maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Accelrys, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2003, the three months ended March 31, 2004 and the year ended March 31, 2005 of Accelrys, Inc. and our report dated June 9, 2005 expressed an unqualified opinion thereon.

San Diego, California June 9, 2005	/s/ ERNST & YOUNG LLP

ITEM 9B. OTHER INFORMATION

        None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item concerning the Company's directors and executive officers is incorporated by reference from the Company's Proxy Statement (the "Proxy Statement") related to the Annual Stockholders Meeting to be held on August 2, 2005.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference from the section entitled "Audit Committee Report and Payment of Fees to Auditors—Auditor Fees" in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

        The following Consolidated Financial Statements are included:

  Report of Independent Registered Public Accounting Firm
  Consolidated Balance Sheets as of March 31, 2005 and 2004
  Consolidated Statements of Operations for the years ended March 31, 2005, December 31, 2003, and 2002 and the three months ended March 31, 2005 and 2004
  Consolidated Statements of Stockholders' Equity for the years ended March 31, 2005, December 31, 2003, and 2002 and the three months ended March 31, 2004
  Consolidated Statements of Cash Flows for the years ended March 31, 2005, December 31, 2003, and 2002 and the three months ended March 31, 2005 and 2004
  Notes to Consolidated Financial Statements

(a)(2)  Financial Statement Schedules

        Schedule II—Valuation and Qualifying Accounts (in thousands)

		Additions
DESCRIPTION	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at the End of Period
Allowances for doubtful accounts:
Year ended December 31, 2002	$914	$1,270	$—	$550	$1,634
Year ended December 31, 2003	$1,634	$425	$—	$1,554	$505
Three months ended March 31, 2004	$505	$43	$—	$357	$191
Year ended March 31, 2005	$191	$394	$—	$270	$315

(1)
represents writeoffs, net of recoveries

        All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(a)(3)  Exhibits:

2.1	Agreement and Plan of Merger and Reorganization dated September 13, 2004 by and among the Company, Nashville Acquisition Corporation, SciTegic, Inc., Mathew Hahn and David Rogers as Principal Shareholders, and Mathew Hahn as Shareholder Representative (incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated September 16, 2004).
3.1	Restated Certificate of Incorporation of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-K for the year ended December 31, 1996).
3.2*	Certificate of Amendment of the Restated Certificate of Incorporation of Pharmacopeia, Inc.
3.3*	Amended and Restated Bylaws of Accelrys, Inc. as amended on June 9, 2005.

4.1	Rights Agreement, dated as of September 6, 2002, between Pharmacopeia, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A thereto the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and Exhibit B thereto the Form of Right Certificate (incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated September 4, 2002).
10.1#	Amended 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-K for the year ended December 31, 1995).
10.1(a)#	Amendment No. 1 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(a) to the Company's Report on Form 10-K for the year ended December 31, 2000).
10.1(b)#	Amendment No. 2 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(b) to the Company's Report on Form 10-K for the year ended December 31, 2000).
10.1(c)#	Amendment No. 3 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.5(a) to the Company's Report on Form 10-Q for the quarter ended June 30, 1997).
10.1(d)#	Amendment No. 4 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(d) to the Company's Report on Form 10-K for the year ended December 31, 2000).
10.1(e)#	Amendment No. 5 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(e) to the Company's Report on Form 10-K for the year ended December 31, 2000).
10.1(f)#	Amendment No. 6 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(f) to the Company's Report on Form 10-K for the year ended December 31, 2000).
10.1(g)#	Amendment No. 7 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(g) to the Company's Report on Form 10-K for the year ended December 31, 2000).
10.1(h)#	Amendment No. 8 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.54 to the Company's Report on Form 10-Q for the quarter ended June 30, 2000).
10.1(i)#	Amendment No. 9 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(i) to the Company's Report on Form 10-Q for the quarter ended March 31, 2002).
10.2#	1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Reg. No. 33-98246)).
10.2(a)#	Amendment No. 1 to the Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2(a) to the Company's Report on Form 10-Q for the quarter ended March 31, 2001).
10.3#	1995 Director Option Plan (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Reg. No. 33-98246)).
10.3(a)#	Amendment No. 1 to 1995 Director Option Plan (incorporated by reference to Exhibit 10.3(a) to the Company's report on form 10-K for the year ended December 31, 2000).
10.3(b)#	Amendment No. 2 to the 1995 Director Option Plan (incorporated by reference to Exhibit 10.3(b) to the Company's report on Form 10-Q for the quarter ended March 31, 2001).
10.3(c)*	Accelrys, Inc. 2004 New Hire Equity Incentive Plan
10.4	Lease Agreement between Accelrys and Eastpark at 8A (incorporated by Reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Reg. No. 33-98246)).
10.4(a)	Amendment dated as of January 22, 1996 to Lease Agreement between Accelrys and Eastpark at 8A (incorporated by reference to Exhibit 10.13(a) to the Company's Report on Form 10-K for the year ended December 31, 1995).
10.4(b)	Third Amendment to Lease Agreement dated March 31, 1996 between Pharmacopeia, Inc. and Eastpark at 8A (incorporated by reference to Exhibit 10.13(b) to the Company's Report on Form 10-Q for the quarter ended June 30, 1996).
10.5#	Employment Agreement dated as of February 26, 2001 between the Company and Joseph A. Mollica, Ph.D. (incorporated by reference to Exhibit 10.9 to the Company's Report on form 10-K for the year ended December 31, 2000).

10.5(a)#	Amendment to employment agreement, effective as of May 1, 2003, between the Company and Joseph A. Mollica, Ph.D. (incorporated by reference to exhibit 10.9(a) to the Company's report on Form 10-Q for the quarter ended March 31, 2003.)
10.6	Lease dated November 12, 1998 between Molecular Simulations Inc. and San Diego Tech Center, LLC (incorporated by reference to Exhibit 10.47 to the Company's Report on Form 10-K for the year ended December 31, 1998).
10.7#	Form of Indemnity Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.48 to the Company's Report on Form 10-K for the year ended December 31, 1998).
10.8	Lease Agreement, dated May 1, 1999, between Accelrys and South Brunswick Rental I, LTD (incorporated by reference to Exhibit 10.49 to the Company's Report on Form 10-Q for the quarter ended June 30, 1999).
10.9#	Accelrys, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.23 to the Company's Report on form 10-K for the year ended December 31, 2000).
10.10#	Accelrys, Inc. Executive Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.52 to the Company's Report on Form 10-Q for the quarter ended March 31, 2000).
10.11	Form of Stock Purchase Agreement, dated as of March 8, 2000, among the company and the investors set forth therein (incorporated by reference to Exhibit 10.53 to the Company's Report on Form 10-Q for the quarter ended March 31, 2000)
10.12	Employment Agreement dated May 1, 2001 between the Company and Michael R. Stapleton. (incorporated by reference to Exhibit 10.28 to the Company's Report on form 10-Q for the quarter ended September 30, 2001).
10.12(a)#	Separation Agreement and Release of Claims dated September 30, 2002, by and between Accelrys, Inc. and Michael R. Stapleton (incorporated by reference to Exhibit 10.25/a to the Company's Report on Form 10-K for the year ended December 31, 2002).
10.13	Lease Agreement dated July 29, 2001 among the Master, Fellows and Scholars of Trinity College, Cambridge, Accelrys Limited, and Accelrys Inc. and Trinity College (CSP) Limited (incorporated by reference to Exhibit 10.30 to the Company's Report on form 10-Q for the quarter ended September 30, 2001).
10.14#	Employment Agreement dated December 3, 2002 by and between Accelrys, Inc. and Mark J. Emkjer (incorporated by reference to Exhibit 10.28 to the Company's Report on Form 10-K for the year ended December 31, 2002).
10.15	Lease, dated August 20, 2003, between Accelrys, Inc. and Eastpark at 8A (Building 1000) (incorporated by reference to Exhibit 10.35 to the Company's report on form 10-Q for the quarter ended September 30, 2003).
10.16	Lease, dated August 20, 2003, between Accelrys, Inc. and Eastpark at 8A (Building 3000) (incorporated by reference to Exhibit 10.36 to the Company's report on form 10-Q for the quarter ended September 30, 2003)
10.17	Accelrys, Inc. 2004 New-Hire Equity Incentive Plan
10.18	Sublease, dated May 18, 2004, between Accelrys, Inc. and Pfizer Inc.
10.19	Lease, dated May 18, 2004, between Accelrys, Inc. and AGRRI Seaview, L.LC.
10.20	Sublease, dated January 27, 2005, between Accelrys, Inc. and QUALCOMM Incorporated
10.21#*	David M. Sankaran employment letter.
10.22#*	Mahesh Krishnamurthy employment letter.
10.23#*	R. William Taylor employment letter.
10.24#*	Separation Agreement and Release for John J. Hanlon.
10.25#*	Mathew Hahn employment agreement.
14.1	Code of Ethics (incorporated by reference to the Form 8-K filed on February 5, 2005).
21.1*	Subsidiaries of registrant
23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Section 302 Certification of the Principal Executive Officer
31.2*	Section 302 Certification of the Principal Financial Officer
32.1*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

+
Confidential treatment granted.
++
Confidential treatment requested.
#
Represents a management contract or compensatory plan or arrangement.
*
Filed herewith

(b)
Exhibits

        See Item 15 (a)(3) above.

(c)
Financial Statement Schedules

        None

SIGNATURE

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELRYS, INC.
By:	/s/ DAVID M. SANKARAN David M. Sankaran Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Chief Financial Officer)
Date: June 10, 2005

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark J. Emkjer and David M. Sankaran, jointly and severally, as his or her attorney-in-fact, each with full power of substitution, for him or her, in any and all capacities, to sign each amendment to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ MARK J. EMKJER Mark J. Emkjer	Director, President and Chief Executive Officer (Principal Executive Officer)	June 8, 2005
/s/ DAVID M. SANKARAN David M. Sankaran	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	June 8, 2005
/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Lead Director	June 8, 2005
/s/ GARY E. COSTLEY, PH.D. Gary E. Costley, Ph.D.	Director	June 8, 2005
/s/ RICARDO B. LEVY, PH.D. Ricardo B. Levy, Ph.D.	Director	June 8, 2005
/s/ CHRISTOPHER J. STEFFEN Christopher J. Steffen	Director	June 8, 2005

[Rest of Page intentionally left blank]

QuickLinks

Table of Contents
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
Accelrys, Inc. Consolidated Balance Sheets (in thousands, except per share data)
Accelrys, Inc. Consolidated Statements of Operations (in thousands, except per share data)
Accelrys, Inc. Consolidated Statements of Stockholders' Equity (in thousands)
Accelrys, Inc. Consolidated Statements of Cash Flows (in thousands)
Accelrys, Inc. Notes to Consolidated Financial Statements
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURE
POWER OF ATTORNEY