Form 10-Q
period 2005-06-30
ACCELRYS, INC.
filed 2005-08-05
CIK 1002388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-27188

ACCELRYS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0557266
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10188 Telesis Court, Suite 100	92121-4779
(Address of Principal Executive Offices)	(Zip Code)

(858) 799-5000

Registrant’s Telephone Number, Including Area Code

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $0.0001 per share	Nasdaq National Market

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2005
Common stock, par value $0.0001 per share	26,126,999 (Net of treasury shares)

ACCELRYS, INC.

Form 10-Q

For The Quarter Ended June 30, 2005

PART I — FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Accelrys, Inc.

Consolidated Balance Sheets

(in thousands)

	June 30, 2005	March 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,981	$24,010
Marketable securities	32,713	32,662
Trade receivables, net of allowance for doubtful accounts of $312 and $315, respectively	16,128	20,006
Prepaid expenses and other current assets	4,144	5,835
Total current assets	69,966	82,513

Restricted cash	6,633	6,632
Property and equipment, net	8,896	9,043
Goodwill	42,612	42,609
Other intangible assets, net of accumulated amortization of $1,600 and $1,131, respectively	9,900	10,369
Software development costs, net of accumulated amortization of $7,927 and $8,041, respectively	8,583	8,553
Other assets	823	835
Total assets	$147,413	$160,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,509	$1,821
Accrued liabilities	4,522	5,570
Accrued compensation and benefits	6,212	8,874
Accrued severance and lease abandonment, current portion	2,232	2,809
Deferred revenue, current portion	29,707	35,005
Total current liabilities	44,182	54,079

Deferred revenue, long-term	7,690	7,591
Accrued severance and lease abandonment, long-term	1,122	1,784
Lease concessions and guarantee, long-term	3,856	3,347

Stockholders’ equity:
Preferred stock, $0.0001 par value, 2,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 40,000 shares authorized, 26,127 and 26,643 shares issued and outstanding, respectively	2	2
Additional paid-in capital	253,875	253,328
Unearned compensation	(1,186)	(1,469)
Lease guarantee	(682)	(698)
Treasury stock, 644 shares	(8,340)	(8,340)
Accumulated deficit	(152,976)	(149,260)
Accumulated comprehensive income (loss)	(130)	190
Total stockholders’ equity	90,563	93,753
Total liabilities and stockholders’ equity	$147,413	$160,554

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended
	June 30, 2005	June 30, 2004
	(unaudited)	(unaudited)

Revenue	$18,555	$14,181

Cost of revenue	5,030	3,786
Product development	4,931	4,123
Sales and marketing	8,499	7,769
General and administrative	4,069	4,009
Total operating costs and expenses	22,529	19,687
Operating loss from continuing operations	(3,974)	(5,506)
Interest and other income (expense), net	698	585
Loss from continuing operations before taxes	(3,276)	(4,921)
Provision for income taxes	440	135
Loss from continuing operations	(3,716)	(5,056)
Loss from discontinued operations	—	(1,117)
Net loss	$(3,716)	$(6,173)

Per share amounts (basic and diluted):
Loss from continuing operations	$(0.14)	$(0.21)
Loss from discontinued operations	—	(0.05)
Net loss	$(0.14)	$(0.25)

Weighted average shares of common stock outstanding basic and diluted:	26,022	24,323

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	June 30, 2005	June 30, 2004
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net loss	$(3,716)	$(6,173)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,059	1,117
Amortization of capitalized software	936	884
Amortization of purchased intangibles	469	—
Amortization of unearned compensation	218	143
Contribution of stock to 401(k) members	134	159
Non-cash rent expense	330	—
Changes in assets and liabilities:
Trade receivables	3,555	(179)
Prepaid expenses and other current assets	1,637	(1,681)
Other assets	(91)	3
Accounts payable	(274)	(2,348)
Accrued liabilities	(4,601)	(333)
Deferred revenue	(4,574)	556
Net cash used in operating activities	(4,918)	(7,852)
INVESTING ACTIVITIES:
Capital expenditures, net	(1,049)	(1,194)
Increase in capitalized software development costs	(1,034)	(975)
Purchases of marketable securities	(1,733)	(31,079)
Proceeds from sales of marketable securities	1,840	36,326
Net cash provided by (used in) investing activities	(1,976)	3,078
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	479	1,364
Net cash provided by financing activities	479	1,364
Exchange rate effect on cash and equivalents	(614)	(350)
Cash remitted to PDD in spinoff	—	(5,445)
Net cash used in discontinued operations	—	(147)
Net decrease in cash and equivalents	(7,029)	(9,352)
Cash and cash equivalents, beginning of period	24,010	40,072
Cash and cash equivalents, end of period	$16,981	$30,720

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest expense	$1	$3
Income tax expense	$383	$69

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.

Notes to Consolidated Financial Statements

1.                       Basis of Presentation

In the opinion of management, the accompanying consolidated balance sheets and related statements of operations and cash flows for Accelrys, Inc. (Accelrys or the Company) include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (U.S. GAAP). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include estimates of loss contingencies, product life cycles and stock option forfeiture rates; and assumptions such as the elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; when technological feasibility is achieved for our products; the potential tax consequences of events that have been recognized in our financial statements or tax returns; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2005.

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.                       Income Taxes

The Company accounts for income taxes using the liability method. Under the liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial carrying amounts and the tax basis of existing assets and liabilities. The provision for income taxes is based on the Company’s estimates of its aggregate taxable income taking into account the various legal entities through which, and jurisdictions in which, the Company operates. As such, income tax expense may vary from the customary relationship between income tax expense and pre-tax accounting income (loss).

3.                       Net Income (Loss) Per Share

The Company computes net income (loss) per share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share” (SFAS 128). Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of unvested restricted common shares and common shares issuable upon the exercise of incrementally vesting stock options, are included in the calculation of diluted net income (loss) per share to the extent these shares are dilutive.

The following table sets forth the computation of basic and diluted net loss per share as follows (in thousands, except per share amounts):

	Three Months Ended
	June 30, 2005	June 30, 2004
	(Unaudited)	(Unaudited)

Net loss	$(3,716)	$(6,173)

Weighted average shares outstanding and denominator for basic earnings per share	26,022	24,323

Effect of dilutive securities:
Employee stock options	—	—

Denominator for diluted earnings per share	26,022	24,323

Net loss per share, basic and diluted	$(0.14)	$(0.25)

Dilutive common stock equivalents would normally include the dilutive effects of common stock options and restricted stock that have not fully vested. Potentially dilutive common stock equivalents totaled approximately 4,552,000 and 1,272,000 for the three months ended June 30, 2005 and June 30, 2004, respectively, but were excluded from the June 30, 2005 and June 30, 2004 diluted earnings per share calculations because of their anti-dilutive effect.

4.                       Comprehensive Income (Loss)

The Company has adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. According to SFAS 130, income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive loss. The Company’s net income (loss) and total comprehensive income (loss) will be included in the statement of stockholders’ equity in the Company’s annual report on Form 10-K.  Comprehensive income (loss) was ($4.0) million and $(7.6) million in the three months ended June 30, 2005 and June 30, 2004, respectively.  The primary decrease in comprehensive loss was due to a decrease in net loss between periods.

5.                       Stock-Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, no compensation expense is recognized at the time of a stock option grant if the exercise price of the option equals the fair market value of the underlying common stock on the date of grant.

SFAS 123 requires pro forma information regarding net income (loss) and earnings per share as if the Company had accounted for stock options granted subsequent to December 31, 1994 and shares of common stock purchased by employees in connection with the Company’s Employee Stock Purchase Plan (“equity awards”) under the fair value method. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the periods below:

	Three Months Ended
	June 30, 2005	June 30, 2004
	(Unaudited)	(Unaudited)

Expected volatility	69%	69%
Risk-free interest rate	3.7%	4.4%
Expected option life (years)	3.4	3.4

For purposes of pro forma disclosures, the estimated fair value of the equity awards would be amortized over the awards’ vesting periods. The Company’s pro forma net loss and net loss per share information would be as follows (in thousands, except per share amounts):

	Three Months Ended
	June 30, 2005	June 30, 2004
	(Unaudited)	(Unaudited)
Net Loss:
As reported	$(3,716)	$(6,173)
Plus: Reported stock-based compensation	218	143
Less: Fair value stock-based compensation	(1,339)	(1,141)
Pro forma	$(4,837)	$(7,171)

Basic and diluted net loss per common share:
As reported	$(0.14)	$(0.25)
Pro forma	(0.19)	(0.29)

6.                       Effect of New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), “Share-Based Payment”.  SFAS 123R requires all companies to measure compensation costs for all share-based payments (including stock options) at fair value. The Company is required to comply with SFAS 123R as of the beginning of the first interim or annual reporting period of the Company’s first fiscal year beginning on or after June 15, 2005. Accordingly, we will be required to apply SFAS 123R for the year beginning April 1, 2006. The adoption of SFAS 123R will have a significant adverse impact on our reported results of operations because the stock-based compensation expense will be charged directly against our reported earnings.

7.                       Segment Information

The Company sells software and services worldwide through a direct sales force, augmented by selective use of third-party distributors. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company’s operations are aggregated into one reportable segment given the similarities of economic characteristics between the operations and the common nature of the products, services and customers.

Summarized financial information concerning geographic revenues follows (in thousands):

	Three Months Ended
	June 30, 2005%		June 30, 2004%
	(unaudited)		(unaudited)
Revenues
U.S.	$10,291	55%	$6,237	44%
EMEA	4,259	23%	3,651	26%
Asia-Pacific	4,005	22%	4,293	30%
Total	$18,555		$14,181

The following table sets forth net assets by geographic region (in thousands):

	June 30, 2005%		March 31, 2005%
	(unaudited)
Net assets
U.S.	117,268	80%	126,882	79%
EMEA	23,792	16%	26,889	17%
Asia-Pacific	6,353	4%	6,783	4%
Total	$147,413		$160,554

8.                       Contingencies

Guarantee of Lease Obligation of Others

On April 30, 2004, in connection with our spin-off of Pharmacopeia Drug Discovery (PDD), the landlords of the New Jersey facilities consented to the assignment of the underlying leases to PDD. Despite the assignment, the landlords required Accelrys to guarantee the remaining lease obligations, which amount to approximately $28.5 million in future payments through April 2016. The probability-weighted fair market value of this guarantee was calculated in accordance with FASB Interpretation No. 46 (FIN 46) ”Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and resulted in a liability and a charge to stockholders’ equity. The liability is being adjusted against stockholders’ equity to reflect the change in the fair market value of the obligation over the lease term. At June 30, 2005, the liability was $0.7 million.

Litigation

In the ordinary course of business, the Company may be subject to claims and, from time to time, is named in various legal proceedings. The Company is currently not involved in any material litigation.

Indemnifications

The Company has entered into indemnification agreements with its officers and directors. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification provisions. As of June 30, 2005, the Company had not accrued a liability for this obligation, because management believes that the likelihood of incurring a liability in connection with this obligation is neither probable nor estimable.

9.                       Severance and Lease Abandonment

Quarter Ended September 2002 Severance and Lease Abandonment

During the quarter ended September 30, 2002, the Company announced that it was undertaking various actions to improve its operations and overall financial performance by reducing its workforce and abandoning two leased facilities. This action resulted in a charge of $4.3 million, consisting of $2.3 million for severance for 71 employees and $2.0 million related to lease abandonment.

During 2003, the Company negotiated a termination of the lease for one of the facilities and finalized certain remaining severance obligations which resulted in a reduction of the liability by $0.4 million. Further, during the quarter ended March 31, 2005, the Company was able to sublease the other leased facility that was abandoned for a portion of the future lease payments, resulting in a reduction to the abandoned lease liability of $0.2 million. The following table summarizes the activity and balance of the severance and lease abandonment liability (in thousands):

	Severance Costs for Involuntary Employee Terminations	Costs to Exit Lease Obligations	Total
Balance at inception	$2,367	$1,973	$4,340
Utilization of Reserves:
Cash payments	(1,823)	(242)	(2,065)
Balance at December 31, 2002	544	1,731	2,275
Utilization of Reserves:
Cash payments	(449)	(281)	(730)
Reserve reduction	(95)	(289)	(384)
Balance at December 31, 2003	—	1,161	1,161
Utilization of Reserves:
Cash payments for rent	—	(65)	(65)
Balance at March 31, 2004	—	1,096	1,096
Utilization of Reserves:
Cash payments for rent	—	(333)	(333)
Expected sublease income	—	(167)	(167)
Effect of foreign exchange	—	(17)	(17)
Balance at March 31, 2005	—	579	579
Utilization of Reserves:
Cash payments for rent	—	(36)	(36)
Effect of foreign exchange	—	(13)	(13)
Balance at June 30, 2005	$—	$530	$530

Quarter Ended December 2004 Lease Abandonment

During the quarter ended December 31, 2004, the Company recorded a lease abandonment charge of $3.6 million related to the relocation of its corporate headquarters. This charge represents the future rent and rent-related obligations relating to the former headquarters, net of subtenant lease income. Under the terms of a sublease agreement, Accelrys will receive from the subtenant monthly rental payments and reimbursement of certain operating expenses related to the facility.

The following table summarizes the activity and balance of the lease abandonment liability (in thousands):

Costs to Exit Lease Obligations
Balance at inception	$3,612
Utilization of Reserves:
Cash payments	(1,009)
Balance at March 31. 2005	$2,603
Utilization of Reserves:
Cash payments	$(376)
Balance at June 30, 2005	$2,227

Quarter Ended March 2005 Severance and Lease Abandonment

During the quarter ended March 31, 2005, the Company incurred a severance charge for the purpose of making the sales department more efficient, reducing duplicative general and administrative personnel, and discontinuing our Mat-Informatics product line.  As a result of the reduction in force of the sales department, the Company incurred a lease abandonment charge for the costs to close the Company’s office in Germany.

The following table summarizes the activity and balance of the severance and lease abandonment liability (in thousands):

	Severance Costs for Involuntary Employee Terminations	Costs to Exit Lease Obligations	Total
Balance at inception	$1,358	$344	$1,702
Utilization of Reserves:
Cash payments	(291)	—	(291)
Balance at March 31, 2005	1,067	344	1,411
Utilization of Reserves:
Cash payments	(736)	(65)	(801)
Effect of foreign exchange	(7)	(6)	(13)
Balance at June 30, 2005	$324	$273	$597

10.                Restricted Cash

During the quarter ended June 30, 2004, the Company entered into a nine-year lease agreement for corporate facilities in San Diego, California. Under the terms of the lease, the Company was required to place $6.6 million in a restricted cash account, consisting entirely of marketable securities, to ensure performance under the lease agreement. The cash restriction periodically decreases and cash is periodically released to the Company over the term of the lease.

11.                Variable Interest Entity

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46).  FIN 46 was effective immediately for a variable interest entities (VIE) created after January 31, 2003. The provisions of FIN 46, as revised, were adopted as of December 31, 2003, for the Company’s interest in all VIEs. In October 2004, the FASB revised FIN 46 to include rabbi trusts as VIEs.  The Company established a rabbi trust in March 2000 for the benefit of directors and officers of the Company under its deferred compensation plan. Since the rabbi trust’s inception, the assets of the rabbi trust have been consolidated in the Company’s other current assets and the liabilities have been consolidated in the Company’s accrued compensation and benefits. As of June 30, 2005, both the asset and liabilities were $0.5 million. Changes in values of assets held by the rabbi trust accrue to the Company’s directors and officers and not to the Company.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Examples of such forward-looking statements include, but are not limited to, statements about:

•                  our quarterly financial performance;

•                  our capital requirements and resources;

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

•                  statements about protection of our intellectual property; and

•                  possible changes in legislation.

Although forward-looking statements in this report reflect the good-faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties (including, without limitation, the risks discussed in the “Certain Risks Related to Our Business” section of this report) and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with consolidated financial statements and related note disclosures included elsewhere in this report.

In the section entitled “Certain Risks Related to Our Business”, this report describes certain risk factors and uncertainties that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

BUSINESS OVERVIEW

We design, develop, market and support software and related services that facilitate the discovery and development of new and improved products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries. Using our products, researchers may increase the speed and efficiency of the research and development cycle, thereby reducing product development costs and shortening the time to market for new product introductions and process improvements. Our customers include leading commercial, government and academic organizations. Many of the largest pharmaceutical, biotechnology, chemical and petroleum companies worldwide use our products. We market our products and services worldwide, principally through our global direct sales force and the selective use of third-party distributors.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 and 2004 (in thousands)

	Three Months Ended
	June 30, 2005**		June 30, 2004**		Percent Change
	(unaudited)		(unaudited)
Revenue	$18,555	100%	$14,181	100%	31%

Cost of revenue	5,030	27%	3,786	27%	33%
Product development	4,931	27%	4,123	29%	20%
Sales and marketing	8,499	46%	7,769	55%	9%
General and administrative	4,069	22%	4,009	28%	1%
Total operating expenses	22,529	121%	19,687	139%	14%
Operating loss from continuing operations	(3,974)	-21%	(5,506)	-39%	-28%
Interest and other income, net	698	4%	585	4%	19%
Loss from continuing operations before taxes	(3,276)	-18%	(4,921)	-35%	-33%
Provision for income taxes	440	2%	135	1%	226%
Loss from continuing operations	(3,716)	-20%	(5,056)	-36%	-27%
Loss from discontinued operations	—	0%	(1,117)	-8%	-100%
Net loss	$(3,716)	-20%	$(6,173)	-44%	-40%

**                   Line items expressed as a percent of revenue in the respective periods.

Revenue increased 31% to $18.6 million for the three months ended June 30, 2005 compared to $14.2 million for the three months ended June 30, 2004. The increase in revenue is attributed to recognizing more revenue from deferrals as a result of our transition to subscription accounting for annual and multi-year licenses and to the addition of revenue from our acquisition of SciTegic, Inc. in September 2004.

Cost of revenue was 33% higher at $5.0 million for the three months ended June 30, 2005 compared to $3.8 million for the three months ended June 30, 2004. The increase in cost of revenue was due to a $0.2 million increase in royalties due to product mix, a $0.4 million increase in client services costs due to increased staffing levels, a $0.1 million increase in documentation and shipping costs due to more product releases in the current quarter compared to the year ago quarter, and a $0.5 million increase in amortization of purchased intangibles as a result of the SciTegic acquisition.

Product development expenses were 20% higher at $4.9 million for the three months ended June 30, 2005 compared to $4.1 million for the three months ended June 30, 2004. The increase in product development expenses was due to the increase in product development workforce as a result of the SciTegic acquisition.

Product development expenses consist primarily of the employment-related costs of personnel associated with developing new products, enhancing existing products, testing and developing product documentation. Certain software development costs are capitalized in accordance with SFAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise

Marketed” (SFAS 86). Capitalized software development costs consist primarily of the employment-related costs and consulting fees paid to consultants in relation to the development of products that have not yet been released.

The following table shows software development costs and the amounts of capitalized software development for the periods indicated (in thousands):

	Three Months Ended
	June 30, 2005	June 30, 2004	Percent Change
	(unaudited)	(unaudited)
Product development:
Gross software development costs	$5,929	$5,055	17%
Capitalized software development costs	(998)	(932)	7%
Total product development costs	$4,931	$4,123	20%

Sales and marketing expenses were 9% higher at $8.5 million for the three months ended June 30, 2005 compared to $7.8 million for the three months ended June 30, 2004. The increase in expenses was due to a $1.0 million increase in sales and marketing costs as a result of the SciTegic acquisition plus $0.6 for sales meeting and travel costs, partially offset by a $0.9 million reduction in sales and marketing costs as a result of the reduction in force in March 2005.

General and administrative expenses were 1% higher at $4.1 million for the three months ended June 30, 2005 compared to $4.0 million for the three months ended June 30, 2004. The increase in general and administrative costs was primarily due to the increase in costs associated with Sarbanes-Oxley compliance.

Interest and other income, net was 19% higher at $0.7 million for the three months ended June 30, 2005 compared to $0.6 million for the three months ended June 30, 2004. The increase was primarily due to a foreign exchange gain of $0.2 million for the three months ended June 30, 2005 compared to a foreign exchange gain of $42 thousand for the three months ended June 30, 2004.

Provision for income taxes was $0.4 million for the three months ended June 30, 2005 compared to $0.1 million for the three months ended June 30, 2004. The change in the tax provision was due to income tax incurred in foreign jurisdictions.

Loss from discontinued operations was $(1.1) million or $(0.05) per share for the three months ended June 30, 2004, which consisted of $1.3 million in revenue and $2.4 million in expenses. There was no revenue or costs associated with discontinued operations in the three months ended June 30, 2005.

Net loss was $(3.7) million or $(0.14) per share for the three months ended June 30, 2005 compared to $(6.2) million or $(0.25) per share for the three moths ended June 30, 2004.

Liquidity and Capital Resources

In recent years we have funded our activities to date primarily through the sales of software licenses and software maintenance services.  Historically, we have obtained funds for our activities through public markets.  We had cash, cash equivalents, restricted cash and marketable securities of $56.3 million as of June 30, 2005 compared to $63.3 million as of March 31, 2005, a decrease of $7.0 million. Significant components of this decrease are cash used in operations of $4.9 million, cash used for software development costs of $1.0 million and capital expenditures of $1.0 million.

We anticipate that our capital requirements may increase in future periods as a result of seasonal sales trends, additional product development activities and the acquisition of additional equipment. Our capital requirements may also increase in future periods as we seek to expand our technology platform through investments, licensing arrangements, technology alliances or acquisitions.

We anticipate that our existing capital resources will be adequate to fund our operations for at least the next 12 months. However, there can be no assurance that changes will not occur that would consume available capital resources before then. Our capital requirements depend on numerous factors, including our ability to continue to generate software sales, competing technological and market developments, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment and acquisitions of other businesses or technologies. There can be no assurance that additional funding, if necessary, will be available to us on favorable terms, if at all. Our forecast for the period of time through which our financial resources will be adequate to support our operations is forward-looking information, and actual results could vary.

Off-Balance Sheet Arrangements

As of June 30, 2005 and March 31, 2005, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

The preparation of our consolidated financial statements and disclosures involves the use of judgments and estimates. We believe the following critical accounting policies involve the more significant judgments and estimates used.

Revenue Recognition—Revenues are recognized in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, as amended by SOP 98-4 and SOP 98-9 and SEC Staff Accounting Bulletin (SAB) No. 101, as amended by SAB No. 104.

We recognize software license revenue upon delivery if no significant obligations remain deliverable to the customer, if the sales contract fee is fixed or determinable, if amounts are due within one year and collection is probable, and when no material uncertainties regarding customer acceptance exist. Customer payments received in connection with license sales are recorded as deferred revenue until such time as all of the above criteria are met. Prepaid post-contract support and maintenance (PCS) revenue bundled with software license agreements is unbundled and deferred based on objective, vendor-specific evidence. PCS revenue is recognized pro-rata over the related service period, which is generally one year. Consulting and training fees are recognized upon rendering of service. Support revenues are recognized ratably over the applicable contract periods or as services are performed. Amounts billed but not yet recognized as revenue, and other payments received prior to recognition of revenue, are recorded as deferred revenue.

In January 2004, we changed our license contracts with terms less than perpetual. The change was to allow our customers to swap software modules. This contract modification results in the annual license revenue under an annual subscription model being recognized ratably over the license term. This contrasts with our former annual license offering, in which we recognize 64% of the license revenue in the quarter during which the license is executed and amortize the other 36% of the revenue over the remaining term of the contract to reflect the costs of post-sales support. The revenue recognition for the new license structure is even more dramatic when compared to our traditional perpetual license offering, in which we recognize 85% of the license revenue in the quarter in which the contract is executed and amortize the remaining 15% of the revenue over the term of a one-year maintenance agreement. For example, under our former annual license structure, if we entered into a one-year license generating $100,000 in revenue, we would have recognized $64,000 of the revenue when the software was shipped and recognized the remaining $36,000 of the revenue ratably over the remaining contract term. Similarly, in the case of our existing perpetual license offering, completed on similar terms, we would have recognized $85,000 of the revenue when the product was shipped and the remaining $15,000 of the revenue ratably over the term of the one-year maintenance agreement. In contrast to both our annual and perpetual license structures, given a licensing arrangement with similar terms, under the new license structure we would recognize only one-twelfth of the revenue, or $8,333, in the month following shipment, and $8,333 in each of the remaining months during the term of the one-year contract. The unrecognized revenue, amortized over the remaining term of the agreement, will be accounted for as “deferred revenue” on the balance sheet.

Finally, we also earn revenue under consortia agreements pursuant to which several unrelated parties enter into a joint software development agreement with us. These agreements are generally one to three years in length, require an annual membership fee, and contain best-efforts development milestones. Customers receive a consortium membership and are required to license related software. The consortium revenue associated with the initial software library is recognized upon delivery, while consortium revenue associated with consortium membership is recognized ratably over the term of the agreement. The software revenue is recognized as described above. We are not required to deliver specified products under the agreements, and the consortium fees are generally non-refundable. If we are successful in developing software under a consortia agreement as described above, a non-transferable license is typically awarded to the consortium members.

As described above, recognition of software license, service and other revenue is dependent, in part, on management judgment, and thus, changes in our estimates or assumptions could impact revenue recognition in the future.

Product Development Costs—We capitalize product development costs in accordance with SFAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86). Such costs are stated at the lower of cost or net realizable value. Capitalized software costs are comprised of costs incurred in the development of new products and enhancements to existing products after technological feasibility has been established. We amortize capitalized costs over the estimated product life, not to exceed three years from the date on which the product is available for general release. The estimated product life may be reduced based on obsolescence or other factors, which could affect the carrying value of capitalized software and result in charges to operating results. These estimates are based on management’s judgment, and thus, any change in our estimates could impact operating results in the future.

Goodwill—The Company’s goodwill resulted from acquisitions made in 2000, 2001 and fiscal year 2005. We assess goodwill for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are assessed annually (or more frequently if impairment indicators arise) for impairment by comparing fair market value of the net assets to the carrying value. In making this annual assessment, which we do in the fourth quarter, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and market place data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. We completed our annual intangible asset impairment test during the quarter ended March 31, 2005, and concluded that the carrying value of our goodwill was not impaired. Continued economic weakness, unexpected significant declines in operating results of reporting units, and additional non-temporary market capitalization declines may be indicative of goodwill impairment and cause us to perform additional valuation analyses for our reporting units prior to the next required annual assessment. These types of events and the resulting analyses could result in charges for goodwill expense in the future.

Deferred Taxes—Income tax expense is based on pre-tax financial accounting income under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We must then assess the likelihood that the resulting deferred tax assets will be realized. To the extent we believe that realization is not more likely than not, we establish a valuation allowance. To date, the Company has provided a full valuation allowance for all net deferred tax assets.

Impairment of Long-Lived Assets—We review long-lived assets, including purchased intangibles, leasehold improvements, property and equipment, and capitalized software development costs for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This review requires us to estimate future cash flows related to these assets. Actual results could differ from these estimates, which may affect the carrying amount of assets and the actual amortization expense. The Company has identified no such impairment losses as of June 30, 2005.

New Accounting Standards

In December 2004, the FASB issued SFAS 123R.  SFAS 123R requires all companies to measure compensation costs for all share-based payments (including stock options) at fair value. The Company is required to comply with SFAS 123R effective as of the beginning of the first interim or annual reporting period of the Company’s first fiscal year beginning on or after June 15, 2005. Accordingly, we will be required to apply SFAS 123R for the fiscal year beginning April 1, 2006. The adoption of SFAS 123R will have a significant adverse impact on our reported results of operations because the stock-based compensation expense will be charged directly against our reported earnings.

CERTAIN RISKS RELATED TO OUR BUSINESS

You should carefully consider the risks described below before investing in our securities. The risks described below are not the only ones we face. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions, geopolitical changes and international operations.

Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations or our liquidity.

Our quarterly operating results could vary significantly.  We have historically experienced stronger financial performance in the December quarter of the year followed by a comparative decline in the other quarters. In the twelve months ended March 31, 2005 and the twelve months ended December 31, 2003, the Company recognized 32% and 37% of its revenue for these fiscal years in the December quarters, respectively. Quarterly operating results may continue to fluctuate as a result of a number of factors, including lengthy sales cycles, market acceptance of new products and upgrades, timing of new product introductions, changes in pricing policies, changes in general economic and competitive conditions, and the timing and integration of acquisitions. Additionally, fluctuations in revenue recognition may result as the mix of contracts continues to shift from perpetual licenses to subscription licenses. We also expect to continue to experience fluctuations in quarterly operating results due to general and industry-specific economic conditions that may affect the research and development expenditures of pharmaceutical and biotechnology companies. Due to the possibility of fluctuations in our revenue and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Changes in the accounting treatment of stock options will adversely affect our results of operations.  In December 2004, the FASB issued SFAS 123R.  SFAS 123R requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values and does not permit pro forma disclosure as an alternative to financial statement recognition. We currently plan to adopt SFAS 123R in our fiscal quarter ending June 30, 2006. The adoption of the SFAS 123R fair value method will have a significant adverse impact on our reported results of operations because the stock-based compensation expense will be charged directly against our reported earnings. The impact of our adoption of SFAS 123R cannot be predicted at this time because it will depend on the future fair values and the number of share-based payments granted in the future. However, had we adopted SFAS 123 in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123, assuming the application of the Black-Scholes model as described in the disclosure of pro forma net loss and pro forma net loss per share in our notes to consolidated financial statements set forth in this quarterly report.

Our future profitability is uncertain.  We generated losses in the three months ended June 30, 2005 and June 30, 2004.  Continuing net losses may limit our ability to fund our operations, and we may not generate income from operations in the future. Our future profitability depends upon many factors, including several that are beyond our control. These factors include without limitation:

•                  changes in the demand for our products and services;

•                  the introduction of competitive software;

•                  our ability to license desirable technologies;

•                  the rate of adoption by our customers of our new subscription license option;

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

We face strong competition in the scientific software sector.  The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions, pricing strategies and other market activities of industry participants. We currently face competition from the following principal sources:

•                  other simulation software packages and software for simulation and analysis of chemical and biological data;

•                  desktop software applications, including chemical drawing, molecular modeling and analytical data simulation applications;

•                  consulting and outsourcing services;

•                  firms supplying databases, such as chemical or genomic information databases, database management systems and information technology; and

•                  academic and government sponsored institutions focused on scientific research.

In addition, some of our software licenses grant the right to sublicense our software. As a result, our software customers and third-party licensees could develop specific simulation applications using our software developer’s kit and compete with us by distributing these programs to our potential customers. Customers or licensees could also develop their own simulation technology or informatics software and cease using our products and services. Some of our competitors and potential competitors in this sector have longer operating histories than us and have greater financial, technical, marketing, research and development and other resources. Many of our competitors offer products and services directed at more specific markets than those we target, enabling these competitors to focus a greater proportion of their efforts and resources on these markets. Some offerings that compete with our products are developed by governmental organizations and academic institutions. These entities may be able to devote substantial resources to product development and also offer their products to users for little or no charge. Finally, we also face competition from open-source software initiatives, in which developers provide software and intellectual property free over the Internet.

We are subject to pricing pressures in the markets we serve.  We operate in an intensely competitive marketplace which has led to significant pricing pressures and declines in average selling price over the past several years. In response to competition and general adverse economic conditions in the markets we serve, we may be required to modify our pricing practices. This development may adversely affect our revenue and earnings. We generally license our products and services on a “right to use” basis pursuant to licenses over a specified period of time or in perpetuity. Changes in our pricing model or any other future broadly-based changes to our prices and pricing policies could lead to a decline or delay in revenue as our sales force and customers adjust to the new pricing policies.

Our investments in sales and business development efforts may not result in additional sales of our products and services.  Our products and services involve lengthy sales and business development cycles, often requiring us to expend considerable financial and personnel resources without any assurance that revenue will be recognized. These sales and business development cycles typically are long for a number of reasons.  Sales cycles are impacted by the time and resources required to educate potential customer organizations as to the value and comparative advantages of our products. As a result, we may expend substantial funds in an effort to negotiate agreements for collaborative relationships, services and products, but may ultimately be unable to consummate the related transaction. Under such circumstances, our results of operations and ability to achieve profitability will be adversely affected.

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

•                  demand for our products; and

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

Our ability to increase our revenue may depend upon increased market acceptance of our products and services.  Our products are currently used primarily by molecular modeling and simulation specialists. Our strategy is to expand usage of our products and services by marketing and distributing our software to a broader, more diversified group of biologists, chemists and engineers. If we cannot expand our customer base, we may not be able to increase our revenue, or such revenue may decline. In general, increased market acceptance and greater market penetration of our products depend upon several factors, including:

•                  overall product performance;

•                  timely introduction of new products and services;

•                  ease of implementation and use;

•                  accuracy of simulation;

•                  breadth and integration of product offerings;

•                  the extent to which users achieve the intended research and development benefits from their use of the products and services; and

•                  willingness and ability of customers to pay for such use.

Our products and services may not achieve market acceptance or penetration in their target industries or other industries. Failure to increase market acceptance or penetration of our products and services may restrict substantially the future growth of our business and may have a material adverse effect on our company as a whole.

We may be unable to develop and market new products and services that are necessary to sustain and increase revenue.  The success of our business plan depends heavily upon increases in revenue. Our strategy is to increase revenue in a number of ways, including:

•                  adding more computational modeling, simulation and analysis tools to our current portfolio of tools for scientists, including chemists, biologists and materials scientists;

•                  offering more informatics solutions that capture and manage the data created by customers’ drug discovery and chemical development activities, including the data created by the use of computational modeling, simulation and analysis software;

•                  creating and marketing genomic, biological and/or chemical data content for use in conjunction with the software offered to support customers’ drug discovery activities;

•                  developing strategic relationships with larger technology companies;

•                  developing more knowledge-management workflow software to automate the flow of genomic, biological and chemical data and information and project status between and among workgroups and the enterprise;

•                  developing enhanced modeling and informatics tools to address the needs of companies engaged in scientific research; and

•                  developing software products for new and emerging markets such as the nanotechnology market.

We do not have sufficient historical or comparative sales data to rely upon to indicate that our new products or data content services will achieve the desired level of commercial success. As a result, we may not be able to sustain or increase revenue.

Delays in release of new or enhanced products or services may result in increased cost to us, delayed market acceptance of our products or services and delayed or lost revenue.  To achieve market acceptance, new or enhanced products or services can require long development and testing periods, which may result in delays in scheduled introduction. Any delays in the release schedule for new or enhanced products or services may delay market acceptance of these products or services and may result in delays in customer orders for these new or enhanced products or services or the loss of customer orders.

If we are unable to license software to, or to collect receivables from, our early stage biotechnology customers or other customers, our operating results may be adversely affected.  Some of our licensees are small, development-stage biotechnology companies. Often these customers have limited or no operating history and require considerable funding to launch their businesses. As we have experienced in recent years, they often significantly scale back, or altogether cease, operations. Therefore, there is considerable risk in counting on such customers for revenue growth, because transactions with these customers carry financial risk. Such customers are especially vulnerable to, and may be adversely impacted by, the tightening of available credit and capital during periods of contraction affecting the United States and our other key markets. As a result of these conditions, these customers may be unable to license or, if under a license, may be unable to pay for, Accelrys products. If we are not able to collect such payments, we may be required to write-off significant accounts receivable and recognize bad debt expense which could materially and adversely affect our operating results. As a result of these types of exposures and other potential exposures, we have maintained an allowance for doubtful accounts as follows (in thousands):

	June 30, 2005	March 31, 2005
	(Unaudited)
Allowance for Doubtful Accounts	$312	$315

Defects or malfunctions in our products, or in the products of our software technology partners, could hurt our reputation among customers and expose us to liability.  Our business and the level of customer acceptance of our products depend upon the continuous, effective and reliable operation of our software and related tools and functions. Defects could occur in our current or future products. To the extent that our software malfunctions and our customers’ use of our products is interrupted, our software reputation and business could suffer. We may also be subject to liability for the defects and malfunctions of third party technology partners and others with whom our products and services are integrated.

Pharmaceutical, biotechnology and industrial chemical companies may discontinue or decrease their use of our products.  Pharmaceutical, biotechnology, and industrial chemical companies comprise the principal market for our modeling, simulation, data analysis and related products and services. In addition, these companies have frequently utilized outside software vendors for key tools used in drug discovery and chemical development, rather than developing needed information and analysis tools internally. Our revenue depends to a large extent on research and development expenditures by the pharmaceutical, biotechnology and chemical industries, particularly companies in these industries adding new and improved technologies to accelerate their drug discovery and chemical development initiatives. The willingness and ability of these companies to expand or continue is dependent on the benefits of new software tools versus their costs of licensing and on their ability to purchase or license our products and services. Because a large proportion of our software customers license our products on an annual basis or buy maintenance contracts from us annually, our revenue may be impacted if their spending priorities shift.  Also, general economic downturns in our customers’ industries or any decrease in customers’ research and development expenditures could harm our operations.

Our sales forecast and/or revenue projections may not be accurate.  As is common practice in our industry, we use a “pipeline” system to forecast sales and trends in our business. Our sales personnel monitor the status of proposals, including the date when we estimate a customer will make a purchase decision and the potential size of the order. We aggregate these estimates on a quarterly basis in order to generate a sales pipeline. While the pipeline process provides us with some guidance in business planning and forecasting, it is based on estimates only and is therefore subject to risks and uncertainties. Any variation in the conversion of the pipeline into revenue could cause us to improperly plan or budget and thereby adversely affect our business, results of operations and financial condition.

We operate in business lines that change rapidly and in unexpected ways.  Rapid technological change and uncertainty due to new and emerging technologies characterize the software, drug discovery and chemical development industries. We may be unable to develop, integrate and market, on a timely basis, the new and enhanced products and services necessary to keep pace with competitors. Our products and services may be rendered obsolete by the offerings of our competitors. Failure to anticipate or to respond to changing technologies, or significant delays in the development or introduction of products or services, could cause customers to delay or decide against purchasing our products or services.

Failure to attract and retain skilled personnel could have a material adverse effect on us.  Our success depends in part on the continued service of key scientific, software, sales, business development, engineering and management personnel and our ability to identify, hire and retain additional personnel. There is intense competition for qualified personnel. Immigration laws may further restrict our ability to attract or hire qualified personnel. Given these factors, we may not be able to continue to attract and retain the personnel necessary for the development of our business. Failure to attract and retain key personnel could have a material adverse effect on our business, financial condition and results of operations. Further, we are highly dependent on the principal members of our scientific and management staff. One or more of these key employees could retire or otherwise leave our employ within the foreseeable future, and the loss of any of these people could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain, nor do we intend to maintain, key person life insurance on the life of any employee.

If we choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or to successfully integrate an acquired business or technology in a cost-effective and non-disruptive manner.  From time to time, we may choose to acquire businesses, products or technologies instead of developing them ourselves. We do not know if we will be able to complete any acquisitions, or whether we will be able to successfully integrate any acquired businesses, operate them profitably or retain their key employees. Integrating any business, product or technology we acquire could be expensive and time-consuming, disrupt our ongoing business and distract company management. In addition, in order to finance any acquisition, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on less than favorable terms which, in the case of equity financing, may result in dilution to our stockholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer. In addition, under certain circumstances, amortization of assets or charges resulting from the costs of acquisitions could harm our business and operating results.

There can be no assurance as to the effect of the SciTegic acquisition on our business or operating results.  In September 2004, we acquired SciTegic. The acquisition involved numerous risks, including, among other things: potentially higher than estimated acquisition expenses; difficulties in successfully assimilating the operations, technologies and personnel of SciTegic; diversion of management’s attention from other business concerns; risks of entering markets in which we have no or limited direct prior experience; and the potential loss of key employees and customers as a result of the acquisition. Though to date we believe these risks have not materialized, there can be no assurance as to the continuing effect of the SciTegic acquisition or future acquisitions on our business or operating results.

Enacted and proposed changes in securities laws and regulations are likely to increase our costs.  The Sarbanes-Oxley Act of 2002 required changes in some of our corporate governance and securities disclosure or compliance practices. The Securities and Exchange Commission (SEC) has promulgated new rules on a variety of subjects and the NASDAQ National Market (NASDAQ) on which our commons stock is listed has issued revisions to its requirements for companies that are listed. In June 2003, the SEC adopted certain rules as directed by Section 404 of Sarbanes-Oxley. These rules require that publicly held companies, including us, include in their report to shareholders a report of management on our internal controls over financial reporting. Our independent auditors are required to attest to management’s assessment of internal controls over financial reporting. We are obligated to comply with this requirement, and with further related requirements and interpretations, in our annual reports. If our financial reporting controls are not deemed effective, there will be an adverse impact on our reputation that could negatively impact our stock price.

We also expect continued compliance with Sarbanes-Oxley to increase our corporate governance, legal and accounting costs. Further, Sarbanes-Oxley and the related SEC and NASDAQ compliance rules may make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These laws and regulations could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We continually evaluate and monitor regulatory developments but, at any given time, cannot estimate the timing or magnitude of additional costs we may incur as a result.

We are subject to risks associated with the operation of an international business.  We anticipate that international revenue will continue to account for a significant percentage of our future revenue. We believe that twelve-month periods are more indicative of the sale activities for each region given certain budgeting cycles and other local customs in the countries in which we sell products.

The following table depicts our region-specific revenue as a percent of total revenue for each period:

	Three Months Ended
	June 30,	June 30,
Region	2005	2004
US	55%	44%
EMEA	23%	26%
Asia Pacific	22%	30%

Some of our functions, such as software development, sales and customer support, are being performed outside the United States.

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

Revenue from our international operations is subject to currency fluctuation risks.  Our international sales generally are denominated in local currencies. Fluctuations in the value of currencies in which we conduct business relative to the United States dollar result in currency transaction gains and losses, and the impact of future exchange rate fluctuations cannot be accurately predicted. Future fluctuations in currency exchange rates may have a material adverse impact on revenue from international sales, and thus on our business, financial condition and results of operations. When deemed appropriate, we may engage in currency exchange rate hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations. However, these currency hedging policies may not be successful, and they may increase the negative impact of exchange rate fluctuations.

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

We expect that our stock price will fluctuate significantly, and you may not be able to resell your shares at or above your investment price.  The stock market, especially in recent years, has experienced significant volatility particularly with technology company stocks. The volatility of technology company stock prices often does not relate to the operating performance of the companies represented by the stock. We could experience volatility in the price of our common stock as a result of:

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

These and other external factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, frequently holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.

As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares.  As of June 30, 2005, the top ten institutional holders of our common stock held approximately 48% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

Anti-takeover provisions under the Delaware General Corporation Law, provisions in our certificate of incorporation and bylaws, and our adoption of a stockholder rights plan may render more difficult the accomplishment of mergers, the assumption of control by a principal stockholder, and the removal of management.  Certain provisions of the Delaware General Corporation Law may delay or deter attempts to secure control of our company without the consent of our management. Also, our governing documents provide for a staggered board of directors, which will make it more difficult for a potential acquirer to gain control of our board of directors. In 2002, we adopted a stockholder rights plan, which is triggered upon commencement or announcement of a hostile tender offer or when any one person or group acquires 15% or more of our common stock. The rights plan, once triggered, enables our stockholders (other than the stockholder responsible for triggering the rights plan) to purchase our common stock at reduced prices. These provisions of our governing documents and stockholder rights plan, and of Delaware law, could have the effect of delaying, deferring or preventing a change of control, including without limitation a proxy contest, making more difficult the acquisition of a substantial block of our common stock. The provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. Further, the existence of these anti-takeover measures may cause potential bidders to look elsewhere, rather than initiating acquisition discussions with us.

Our operations may be interrupted by the occurrence of a natural disaster or other catastrophic event at our primary facilities.  Our research and development operations and administrative functions are primarily conducted at our facilities in San Diego, California, Cambridge, United Kingdom, and Bangalore, India. Although we have contingency plans in effect for natural disasters or other catastrophic events, catastrophic events could still disrupt our operations. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. Any natural disaster or other catastrophic event in our facilities or the areas in which they are located could have a significant negative impact on our operations.

Our insurance coverage may not be sufficient to avoid material impact on our financial position or results of operations resulting from claims or liabilities against us, and we may not be able to obtain insurance coverage in the future.  We maintain insurance coverage for protection against many types of liability. The extent of our insurance coverage is under continuous review and is modified as we deem it necessary. Despite this insurance, it is possible that claims or liabilities against us may have a material adverse impact on our financial position or results of operations. We may not be able to obtain any insurance coverage, or adequate insurance coverage, when our existing insurance coverage expires.

CERTAIN RISKS RELATED TO INTELLECTUAL PROPERTY

Patent rights offer limited protection for our intellectual property.  The patent positions of software and biotechnology companies are uncertain and involve complex legal and factual questions. The coverage claimed in a patent application can be significantly reduced before the patent is issued. There is a significant risk that the scope of a patent may not be sufficient to prevent third parties from marketing other products or technologies with the same functionality of our products and technologies. Consequently, some or all of our patent applications may not issue into patents, and any issued patents may provide ineffective remedies or be challenged or circumvented. In addition, to date, we have not invested significant funds or resources in obtaining patent protection.

Third parties may have filed patent applications of which we may or may not have knowledge and which may adversely affect our business.  Patent applications in the U.S. are maintained in secrecy for 18 months from filing or until a patent is issued. Under certain circumstances, patent applications are never published but remain in secrecy until issuance. As a result, others may have filed patent applications for products or technologies covered by one or more pending patent applications upon which we are relying. There may be third-party patents, patent applications and other intellectual property or information relevant to our software and other technologies which are not known to us and that block or compete with our software or other technologies or that limit the scope of patent protection available to us. Moreover, from time to time, patents may issue which block or compete with our software or other technologies, or limit the scope of patent protection available to us. Litigation may be necessary to enforce patents issued to us or to determine the scope and validity of the intellectual property rights of third parties.

We may not be able to protect adequately the trade secrets and confidential information that we disclose to our employees.  We rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. Competitors through their independent discovery (or improper means, such as unauthorized disclosure or industrial espionage) may come to know our proprietary information. We generally require employees and consultants to execute confidentiality and assignment-of-inventions agreements. These agreements typically provide that all materials and confidential information developed by or made known to the employee or consultant during his, her or its relationship with us are to be kept confidential, and that all inventions arising out of the employee’s or consultant’s relationship with us are our exclusive property. Our employees and consultants may breach these agreements, and in we may not have an adequate remedy. Additionally, in some instances, we may have failed to require that employees and consultants execute confidentiality and assignment-of-inventions agreements.

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

We may not be able to adequately defend our intellectual property from third party infringement, and third party challenges to our intellectual property may adversely affect our rights and be costly and time consuming.  Some of our competitors have, or are affiliated with companies having, substantially greater resources than we have, and those competitors may be able to sustain the costs of complex patent litigation to a greater degree and for longer periods of time than we can. Uncertainties resulting from the initiation and continuation of any patent or related litigation could have a material adverse effect on our ability to compete in the marketplace pending resolution of the disputed matters. If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of invention, which could result in substantial costs to us, even if the outcome is favorable to us. Similarly, opposition proceedings may occur overseas, which may result in the loss or narrowing of the scope of claims or legal rights. Such proceedings will at least result in delay in the issuance of enforceable claims. An adverse outcome could subject us to significant liabilities to third parties and require us to license disputed rights from third parties or cease using the technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In limited instances, we have licensed source codes of certain products to customers or collaborators. For these reasons, policing unauthorized use of our products may be difficult.

We may be subject to claims of infringement by third parties.  Third parties may claim infringement by us of their intellectual property rights From time to time, we have received letters claiming or suggesting that our products or activities may infringe third party patents or other intellectual property rights. Our products may infringe patent or other intellectual property rights of third parties. A number of patents may have been issued or may be issued in the future that could cover certain aspects of our technology and that could prevent us from using technology that we use or expect to use. We may be required to seek licenses for, or otherwise acquire rights to, technology as a result of claims of infringement. We may not possess proper ownership or access rights to the intellectual property we use.  We expect that software product developers will be subject to more infringement claims as the number of products and competitors in our industry segments grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event of a successful claim of product infringement against us, our failure or inability to license or design around the infringed technology could have a material adverse effect on our business, financial condition and results of operations.  In addition, we use third party code in our products, either licensed from third parties or pursuant to open source licenses.  These licenses, especially in the case of open source code, may limit our ability to distribute or charge for our products.  In addition, to the extent our employees are involved in research areas similar to those areas in which they were involved at their former employers, we may be subject to claims that one of our employees, or we, have inadvertently or otherwise used or disclosed the alleged trade secrets or other proprietary information of a former employer.

CERTAIN RISKS RELATED TO THE SPIN-OFF OF PDD

There can be no assurance that Accelrys will be successful on a stand-alone basis.  We have separated the Accelrys and PDD businesses through the spin-off to our stockholders of 100% of the outstanding shares of common stock of PDD on April 30, 2004. The transaction resulted in PDD being an independent, publicly-traded company.  Previously, we operated our businesses as part of a broader corporate organization rather than as a stand-alone company.  Historically, certain corporate functions had been centralized for PDD and Accelrys.  Following the spin-off, we have not been able to rely on the financial and other resources and the cash flows generated from the combined Accelrys and PDD operations.

We may be required to indemnify PDD, or may not be able to collect on indemnification rights from PDD.  As part of the spin-off, we and PDD have agreed to indemnify one another with respect to the indebtedness, liabilities and obligations that will be retained by our respective companies. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under the existing New Jersey laboratory and headquarters leases, with respect to which PDD has agreed to indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be significant as the future minimum lease payments as of June 30, 2005 was $28.5 million. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event that we are required to make any payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot be sure that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any required payment by PDD or us could have a material adverse effect on our business, and any failure by PDD or us to satisfy our respective obligations could have a material adverse effect on the other company’s business.

SHOULD ONE OR MORE OF THE ABOVE-DESCRIBED RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, OUR ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our foreign currency exchange rate risk is greatest for Dollar/Sterling, Dollar/Euro and Dollar/Yen fluctuations. When deemed appropriate, we engage in exchange rate-hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations. At June 30, 2005, we had no hedging transactions in effect.

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio, since we have no debt. We ensure the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially effected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings - None

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

ITEM 3.	Defaults upon Senior Securities - None

ITEM 4.	Submission of Matters to a Vote of Security Holders - None

ITEM 5.	Other Information

On August 2, 2005, our Board of Directors approved an increase in the annual retainers for the Company’s directors.  The annual retainer for the Company’s lead director has been increased from $50,000 to $75,000.  The annual retainer for the Company’s other directors has been increased from $20,000 to $25,000.  The retainers will be payable in arrears in equal quarterly installments.

On August 2, 2005, the Human Resources Committee of our Board of Directors approved a management incentive plan for fiscal year 2006 (the "Bonus Plan"), pursuant to which management-level employees of the Company and its subsidiaries are eligible to receive cash bonuses based on the Company’s achievement of certain corporate goals specified in the Bonus Plan. These bonuses are designed to attract, motivate, retain and reward the Company's management-level employees.  Under the Bonus Plan, the Chief Executive Officer has an annual bonus target equal to 80% of base salary and Vice Presidents have an annual bonus target equal to 40% of base salary.  Payouts under the Bonus Plan will vary dependant upon the level of achievement of the specified corporate goals, and will range from zero to two times the targeted bonus amount.  The Human Resources Committee will make all final determinations regarding the achievement of goals and the payment of bonuses pursuant to the Bonus Plan.  Likewise, the Human Resources Committee has the ability to modify, suspend or terminate the Bonus Plan at any time.

ITEM 6.	Exhibits – see Exhibit Index attached

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELRYS, INC.

By:	/s/ David M. Sankaran David M. Sankaran Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Chief Financial Officer)

Date: August 4, 2005

Accelrys, Inc. and Subsidiaries

Exhibit Index

3.1	Restated Certificate of Incorporation of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
3.2

Certificate of Amendment of the Restated Certificate of Incorporation of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

3.3

Amended and Restated Bylaws of Accelrys, Inc. as amended on June 9, 2005. (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005)

4.1

Rights Agreement, dated as of September 6, 2002, between Pharmacopeia, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A thereto the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and Exhibit B thereto the Form of Right Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K dated September 4, 2002).

10.26#*	FY06 Management Incentive Plan Form
31.1*	Section 302 Certification of the Principal Executive Officer
31.2*	Section 302 Certification of the Principal Financial Officer
32.1*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

*	Filed herewith
#	Represents a management contract or compensatory plan or arrangement