Form 10-Q
period 2005-09-30
ACCELRYS, INC.
filed 2005-11-04
CIK 1002388

===============================================================================
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           --------------------------

                                    FORM 10-Q

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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
      (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
      Incorporation or Organization)

      10188 Telesis Court, Suite 100                         92121-4779
 (Address of Principal Executive Offices)                    (Zip Code)

                                 (858) 799-5000
               Registrant's Telephone Number, Including Area Code

                                                     Name of Each
            Title of Each Class              Exchange on Which Registered
 -----------------------------------------  -----------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_| Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                   Class                     Outstanding at September 30, 2005
------------------------------------------- ----------------------------------
 Common stock, par value $0.0001 per share              26,139,006
                                                 (Net of treasury shares)

-------------------------------------------------------------------------------
===============================================================================

                                 ACCELRYS, INC.
                                    Form 10-Q
                    For The Quarter Ended September 30, 2005

                                Table of Contents

PART I - FINANCIAL INFORMATION                                                                         2

Item 1. Consolidated Financial Statements                                                              2
         Consolidated Balance Sheets                                                                   2
         Consolidated Statements of Operations                                                         3
         Consolidated Statements of Cash Flows                                                         4
         Notes to Consolidated Financial Statements                                                    5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS       11

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                  27

ITEM 4.   CONTROLS AND PROCEDURES                                                                     27

PART II - OTHER INFORMATION                                                                           27
         ITEM 1.     Legal Proceedings                                                                27
         ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds                      27
         ITEM 3.     Defaults upon Senior Securities                                                  27
         ITEM 4.     Submission of Matters to a Vote of Security Holders                              27
         ITEM 5.     Other Information                                                                28
         ITEM 6.     Exhibits                                                                         28

SIGNATURE                                                                                             29

                         PART I -- FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


                                 Accelrys, Inc.
                           Consolidated Balance Sheets
                                 (in thousands)
                                                          September 30, 2005    March 31, 2005
                                                          --------------------  ---------------
ASSETS                                                        (unaudited)
Current assets:
    Cash and cash equivalents                                        $ 18,371        $  24,010
    Marketable securities                                              27,840           32,662
    Trade receivables, net of allowance for doubtful accounts
        of $390 and $315, respectively                                 12,053           20,006
    Prepaid expenses and other current assets                           3,320            5,835
                                                          --------------------  ---------------
        Total current assets                                           61,584           82,513

Restricted cash                                                         6,633            6,632
Property and equipment, net                                             9,012            9,043
Goodwill                                                               42,612           42,609
Other intangible assets, net of accumulated amortization
    of $2,033 and $1,131, respectively                                  9,467           10,369
Software development costs, net of accumulated amortization
    of $5,539 and $8,041, respectively                                  8,234            8,553
Other assets                                                              808              835
                                                          --------------------  ---------------
        Total assets                                                 $138,350        $ 160,554
                                                          ====================  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                 $  1,296        $   1,821
    Accrued liabilities                                                 4,443            5,570
    Accrued compensation and benefits                                   6,241            8,874
    Accrued severance and lease abandonment, current portion            1,490            2,809
    Deferred revenue, current portion                                  25,883           35,005
                                                          --------------------  ---------------
        Total current liabilities                                      39,353           54,079

Deferred revenue, long-term                                             5,629            7,591
Accrued severance and lease abandonment, long-term                      1,347            1,784
Lease concessions and guarantee, long-term                              3,823            3,347

Stockholders' equity:
    Preferred stock, $0.0001 par value, 2,000 shares authorized,
        none issued and outstanding                                         -                -
    Common stock, $0.0001 par value, 40,000 shares authorized,
        26,783 and 26,643 shares issued and outstanding, respectively       2                2
    Additional paid-in capital                                        253,913          253,328
    Unearned compensation                                                (965)          (1,469)
    Lease guarantee                                                      (667)            (698)
    Treasury stock, 644 shares                                         (8,340)          (8,340)
    Accumulated deficit                                              (155,317)        (149,260)
    Accumulated comprehensive income (loss)                              (428)             190
                                                          --------------------  ---------------
        Total stockholders' equity                                     88,198           93,753
                                                          --------------------  ---------------
        Total liabilities and stockholders' equity                   $ 138,350       $ 160,554
                                                          ====================  ===============


       See accompanying notes to these consolidated financial statements.


                                 Accelrys, Inc.
                      Consolidated Statements of Operations
                      (in thousands, except per share data)


                                                                             Three Months Ended
                                                             ------------------------------------------------------
                                                               September 30, 2005            September 30, 2004
                                                             ------------------------  ----------------------------
                                                                  (unaudited)                    (unaudited)
 Revenue                                                                    $ 18,592                       $14,277

 Cost of revenue                                                               5,400                         3,137
 Product development                                                           4,687                         4,382
 Sales and marketing                                                           7,388                         7,471
 General and administrative                                                    3,619                         3,680
 Write-off of in-process product development                                       -                           700
                                                             ------------------------  ----------------------------
       Total operating costs and expenses                                     21,094                        19,370
                                                             ------------------------  ----------------------------
 Operating loss from continuing operations                                    (2,502)                       (5,093)
 Interest and other income, net                                                  402                           489
                                                             ------------------------  ----------------------------
 Loss from continuing operations before taxes                                 (2,100)                       (4,604)
 Provision for income taxes                                                      241                           479
                                                             ------------------------  ----------------------------
 Loss from continuing operations                                              (2,341)                       (5,083)
 Loss from discontinued operations                                                 -                             -
                                                             ------------------------  ----------------------------
 Net loss                                                                    $(2,341)                      $ (5,083)
                                                             ========================  ============================
Per share amounts (basic and diluted):
 Loss from continuing operations                                             $ (0.09)                      $ (0.21)
 Loss from discontinued operations                                                 -                             -
                                                             ------------------------  ----------------------------
 Net loss                                                                    $ (0.09)                      $ (0.21)
                                                             ========================  ============================
 Weighted average shares of common stock outstanding
                        basic and diluted:                                    26,105                        24,463


                                                                                   Six Months Ended
                                                             -----------------------------------------------------------
                                                                   September 30, 2005             September 30, 2004
                                                             ----------------------------  -----------------------------
                                                                       (unaudited)                   (unaudited)
 Revenue                                                                        $ 37,146                       $ 28,458

 Cost of revenue                                                                  10,431                          6,923
 Product development                                                               9,617                          8,505
 Sales and marketing                                                              15,885                         15,240
 General and administrative                                                        7,688                          7,689
 Write-off of in-process product development                                           -                            700
                                                             ----------------------------  -----------------------------
       Total operating costs and expenses                                         43,621                         39,057
                                                             ----------------------------  -----------------------------
 Operating loss from continuing operations                                        (6,475)                       (10,599)
 Interest and other income, net                                                    1,100                          1,074
                                                             ----------------------------  -----------------------------
 Loss from continuing operations before taxes                                     (5,375)                        (9,525)
 Provision for income taxes                                                          682                            614
                                                             ----------------------------  -----------------------------
 Loss from continuing operations                                                  (6,057)                       (10,139)
 Loss from discontinued operations                                                     -                         (1,117)
                                                             ----------------------------  -----------------------------
 Net loss                                                                       $ (6,057)                      $(11,256)
                                                             ============================  =============================
Per share amounts (basic and diluted):
 Loss from continuing operations                                                $  (0.23)                      $  (0.42)
 Loss from discontinued operations                                                     -                          (0.05)
                                                             ----------------------------  -----------------------------
 Net loss                                                                       $  (0.23)                      $  (0.46)
                                                             ============================  =============================
 Weighted average shares of common stock outstanding
                        basic and diluted:                                        26,063                         24,393




       See accompanying notes to these consolidated financial statements.



                                 Accelrys, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                     Six Months Ended
                                                                  -------------------------------------------------------
                                                                     September 30, 2005           September 30, 2004
                                                                  --------------------------   --------------------------
                                                                         (unaudited)                  (unaudited)
OPERATING ACTIVITIES:
    Net loss                                                                       $ (6,057)                   $ (11,256)
    Adjustments to reconcile net loss to net cash
      used in operating activities
    Depreciation                                                                      1,953                        2,221
    Amortization of capitalized software                                              1,906                        1,683
    Amortization of purchased intangibles                                               902                            -
    Amortization of unearned compensation                                               434                          179
    Write-off of in-process product development                                           -                          700
    Contribution of stock to 401(k) members                                             134                          292
    Non-cash rent expense                                                               695
    Changes in assets and liabilities:
             Trade receivables                                                        7,566                         (139)
             Prepaid expenses and other current assets                                2,028                       (1,730)
             Other assets                                                              (157)                         (14)
             Accounts payable                                                          (469)                      (4,468)
             Accrued liabilities                                                     (5,018)                        (950)
             Deferred revenue                                                       (10,243)                        (214)
             Discontinued operations                                                      -                          160
                                                                  --------------------------   --------------------------
                  Net cash used in operating activities                              (6,326)                     (13,536)
INVESTING ACTIVITIES:
    Capital expenditures, net                                                        (2,194)                      (1,818)
    Increase in capitalized software development costs                               (1,693)                      (1,716)
    Acquisition of business, net of cash acquired                                         -                      (10,471)
    Purchases of marketable securities                                               (5,418)                     (40,226)
    Proceeds from sales of marketable securities                                     10,279                       53,342
    Discontinued operations                                                               -                         (436)
                                                                  --------------------------   --------------------------
                 Net cash provided by (used in) investing activities                    974                       (1,325)
FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                             521                        1,326
     Cash remitted to PDD in spinoff                                                      -                       (5,961)
                                                                  --------------------------   --------------------------
                Net cash provided by financing activities                               521                        1,326
Exchange rate effect on cash and equivalents                                           (808)                        (273)
                                                                  --------------------------   --------------------------
Net decrease in cash and equivalents                                                 (5,639)                     (19,769)
Cash and cash equivalents, beginning of period                                       24,010                       39,704
                                                                  --------------------------   --------------------------
Cash and cash equivalents, end of period                                           $ 18,371                    $  19,935
                                                                  ==========================   ==========================


SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
     Interest expense                                                              $      1                    $       3
     Income tax expense                                                            $    435                    $     232





       See accompanying notes to these consolidated financial statements.

                                 Accelrys, Inc.
                   Notes to Consolidated Financial Statements

1.    Basis of Presentation

     In the opinion of management, the accompanying consolidated balance sheets and related statements of operations and cash flows for Accelrys, Inc. (Accelrys or the Company) include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (U.S. GAAP). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include estimates of loss contingencies, product life cycles and stock option forfeiture rates; and assumptions such as the elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; when technological feasibility is achieved for our products; the potential tax consequences of events that have been recognized in our financial statements or tax returns; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management's estimates and assumptions.

     Interim results are not necessarily indicative of results for a full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2005.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2.    Income Taxes

     The Company accounts for income taxes using the liability method. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial carrying amounts and the tax basis of existing assets and liabilities. The provision for income taxes is based on the Company's estimates of its aggregate taxable income taking into account the various legal entities through which, and jurisdictions in which, the Company operates. As such, income tax expense may vary from the customary relationship between income tax expense and pre-tax accounting income (loss).

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

     The following table sets forth the computation of basic and diluted net loss per share as follows (in thousands, except per share amounts):


                                                          Three Months Ended
                                           ------------------------------------------------
                                           September 30, 2005         September 30, 2004
                                           ---------------------     ----------------------
                                               (Unaudited)                (Unaudited)
Net loss                                               $ (2,341)                  $ (5,083)
                                           =====================     ======================

Weighted average shares outstanding and
denominator for basic earning per share                  26,105                      24,463

Effect of dilutive securitites:
Employee stock options                                        -                          -
                                           ---------------------     ----------------------

Denominator for diluted earnings per share               26,105                     24,463
                                           =====================     ======================

Net loss per share, basic and diluted                   $ (0.09)                   $ (0.21)


                                                             Six Months Ended
                                             -------------------------------------------------
                                             September 30, 2005       September 30, 2004
                                             ---------------------    ----------------------
                                                (Unaudited)              (Unaudited)

Net loss                                                 $ (6,057)                $ (11,256)
                                             =====================    ======================

Weighted average shares outstanding and
denominator for basic earning per share                     26,063                    24,393

Effect of dilutive securitites:
Employee stock options                                          -                         -
                                             ---------------------    ----------------------

Denominator for diluted earnings per share                 26,063                    24,393
                                             =====================    ======================

Net loss per share, basic and diluted                    $  (0.23)                $   (0.46)




     Dilutive common stock equivalents would normally include the dilutive effects of common stock options and restricted stock that have not fully vested. Potentially dilutive common stock equivalents totaled approximately 1.0 million and 3.2 million for the three months ended September 30, 2005 and September 30, 2004, and approximately 2.8 million and 2.3 million for the six months ended September 30, 2005 and September 30, 2004, respectively. All potentially dilutive common stock equivalents were excluded from the diluted earnings per share calculations for the three months ended September 30, 2005 and September 30, 2004, and the six months ended September 30, 2005 and September 30, 2004, respectively because of their anti-dilutive effect.

4.    Comprehensive Income (Loss)

     The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. According to SFAS 130, income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss). The Company's net income (loss) and total comprehensive income (loss) will be included in the statement of stockholders' equity in the Company's annual report on Form 10-K. Comprehensive income (loss) was $(2.6) million and $(4.6) million in the three months ended September 30, 2005 and September 30, 2004, and $(6.7) million and $(12.3) million in the six months ended September 30, 2005 and September 30, 2004, respectively. The primary decrease in comprehensive loss was due to a decrease in net loss between periods.

5.    Stock-Based Compensation

     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and its related interpretations in accounting for its employee stock option plans. Under APB 25, no compensation expense is recognized at the time of a stock option grant if the exercise price of the option equals the fair market value of the underlying stock on the date of grant.

     SFAS 123 requires pro forma information regarding net income (loss) and earnings per share as if the Company had accounted for stock options granted subsequent to December 31, 1994 and shares of common stock purchased by employees in connection with the Company's Employee Stock Purchase Plan ("equity awards") under the fair value method. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the periods below:

                                        Six Months Ended
                              -------------------------------------
                              September 30, 2005  September 30, 2004
                              ------------------- -----------------

Expected volatility                          68%               70%
Risk-free interest rate                     4.1%              3.8%
Expected option life (years)                4.0               3.4
Expected dividend yield                       -                 -





     For purposes of pro forma disclosures, the estimated fair value of the equity awards would be amortized over the equity awards' vesting periods. The Company's pro forma net loss and net loss per share information would be as follows (in thousands, except per share amounts):


                                                              Three Months Ended                       Six Months Ended
                                                  ----------------------------------------    -------------------------------------
                                                  September 30, 2005     September 30, 2004   September 30, 2005  September 30, 2004
                                                  -----------------      -----------------    -----------------   -----------------
                                                    (Unaudited)            (Unaudited)          (Unaudited)         (Unaudited)
Net Loss:
       As reported                                        $ (2,341)              $ (5,083)            $ (6,057)          $ (11,256)
       Plus:  Reported stock-based compensation                217                     36                  434                 179
       Less:  Fair value stock-based compensation           (1,230)                (1,788)              (2,935)             (4,140)
                                                  -----------------      -----------------    -----------------   -----------------
       Pro forma                                          $ (3,354)              $ (6,835)            $ (8,558)          $ (15,217)
                                                  =================      =================    =================   =================

Basic and diluted net loss per common share:
      As reported                                         $  (0.09)              $  (0.21)            $  (0.23)          $   (0.46)
      Pro forma                                              (0.13)                 (0.28)               (0.33)              (0.62)




6.    Effect of New Accounting Standards

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), "Share-Based Payment". SFAS 123R requires all companies to measure compensation costs for all share-based payments (including stock options) at fair value. The Company is required to comply with SFAS 123R as of the beginning of the first interim or annual reporting period of the Company's first fiscal year beginning on or after June 15, 2005. Accordingly, we will be required to apply SFAS 123R for our fiscal year beginning April 1, 2006. The adoption of SFAS 123R will have a significant adverse impact on our reported results of operations because our stock-based compensation expense will be charged directly against our reported earnings.

7.    Segment Information

     The Company sells software and services worldwide through a direct sales force, augmented by selective use of third-party distributors. In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company's operations are aggregated into one reportable segment given the similarities of economic characteristics between the operations and the common nature of the products, services and customers.

     Summarized financial information concerning geographic revenues follows (in thousands) where EMEA is defined as Europe, Middle East and Africa:


                                        Three Months Ended
                    --------------------------------------------------------------------
                      September 30, 2005        %        September 30, 2004       %
                    ---------------------------------- ---------------------------------
                          (unaudited)                        (unaudited)
Revenues
  U.S.                             $ 10,946       59%                 $  7,017      49%
  EMEA                                4,166       22%                    3,934      28%
  Asia-Pacific                        3,480       19%                    3,326      23%
                    ------------------------           ------------------------
Total                              $ 18,592                           $ 14,277
                    ========================           ========================



                                            Six Months Ended
                     ---------------------------------------------------------------------
                       September 30, 2005        %        September 30, 2004        %
                     ---------------------------------- ----------------------------------
                           (unaudited)                        (unaudited)
Revenues
  U.S.                              $ 21,236       57%                 $ 13,254       47%
  EMEA                                 8,424       23%                    7,585       27%
  Asia-Pacific                         7,486       20%                    7,619       26%
                     ------------------------           ------------------------
Total                               $ 37,146                           $ 28,458
                     ========================           ========================


 The following table sets forth net assets by geographic region (in thousands):

                    ---------------------------------- ---------------------------------
                      September 30, 2005        %          March 31, 2005         %
                    ---------------------------------- ---------------------------------
                          (unaudited)
Net assets
  U.S.                              108,449       78%                  126,882      79%
  EMEA                               23,591       17%                   26,889      17%
  Asia-Pacific                        6,310        5%                    6,783       4%
                    ------------------------           ------------------------
Total                             $ 138,350                          $ 160,554
                    ========================           ========================


8.    Contingencies

Guarantee of Lease Obligation of Others

     On April 30, 2004, in connection with our spin-off of Pharmacopeia Drug Discovery (PDD), the landlords of the New Jersey facilities consented to the assignment of the underlying leases to PDD. Despite the assignment, the landlords required Accelrys to guarantee the remaining lease obligations, which amount to approximately $25.8 million in future payments through April 2016. The probability-weighted fair market value of this guarantee was calculated in accordance with FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and resulted in a liability and a charge to stockholders' equity. The liability is being adjusted against stockholders' equity to reflect the change in the fair market value of the obligation over the lease term. At September 30, 2005, the liability was $0.7 million.


Litigation

     In the ordinary course of business, the Company may be subject to claims and, from time to time, is named in various legal proceedings. The Company is currently not involved in any material litigation.

Indemnification

     The Company has entered into indemnification agreements with its officers and directors. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification provisions. As of September 30, 2005, the Company had not accrued a liability for this obligation, because management believes that the likelihood of incurring a liability in connection with this obligation is neither probable nor estimable.

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


                                      Severance Costs for
                                          Involuntary
                                            Employee            Costs to Exit Lease
                                          Terminations              Obligations         Total
                                     ----------------------------------------------------------------
Balance at inception                            $ 2,367                $ 1,973               $ 4,340
Utilization of Reserves:
   Cash payments                                (1,823)                   (242)               (2,065)
                                     ----------------------------------------------------------------
Balance at December 31, 2002                       544                   1,731                 2,275
Utilization of Reserves:
   Cash payments                                  (449)                   (281)                 (730)
   Reserve reduction                               (95)                   (289)                 (384)
                                     ----------------------------------------------------------------
Balance at December 31, 2003                        -                    1,161                 1,161
Utilization of Reserves:
   Cash payments for rent                           -                      (65)                  (65)
                                     ----------------------------------------------------------------
Balance at March 31, 2004                           -                    1,096                 1,096
Utilization of Reserves:
   Cash payments for rent                           -                     (333)                 (333)
   Expected sublease income                         -                     (167)                 (167)
   Effect of foreign exchange                       -                      (17)                  (17)
                                     ----------------------------------------------------------------
Balance at March 31, 2005                           -                      579                   579
Utilization of Reserves:
   Cash payments for rent                           -                      (36)                  (36)
   Effect of foreign exchange                       -                      (13)                  (13)
                                     ----------------------------------------------------------------
Balance at June 30, 2005                            -                      530                   530
Utilization of Reserves:
   Cash payments for rent                           -                       (7)                   (7)
   Effect of foreign exchange                       -                      (15)                  (15)
                                     ----------------------------------------------------------------
Balance at September 30, 2005                   $   -                  $   508               $   508
                                     ----------------------------------------------------------------



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

     The following table summarizes the activity and balance of the lease abandonment liability (in thousands):

                                   Costs to Exit
                                       Lease
                                    Obligations
                                  -----------------
 Balance at inception                     $ 3,612
  Utilization of reserves:
  Cash payments                            (1,009)
                                  -----------------
 Balance at March 31, 2005                  2,603
 Utilization of reserves:
   Cash payments                             (376)
                                  -----------------
 Balance at June 30, 2005                   2,227
 Utilization of reserves:
   Cash payments                             (299)
   Accrual adjustment                         (30)
                                  -----------------
 Balance at September 30, 2005            $ 1,898
                                  -----------------



Quarter Ended March 2005 Severance and Lease Abandonment

     During the quarter ended March 31, 2005, the Company incurred a severance charge in connection with making the sales department more efficient, reducing duplicative general and administrative personnel, and discontinuing our Mat-Informatics product line. As a result of the reduction in force in our sales department, the Company incurred a lease abandonment charge for the costs to close the Company's office in Germany.

     The following table summarizes the activity and balance of the severance and lease abandonment liability (in thousands):



                                     Severance Costs for
                                         Involuntary
                                          Employee         Costs to Exit Lease
                                         Terminations           Obligations        Total
                                     ----------------------------------------------------------
     Balance at inception                      $ 1,358               $ 344             $ 1,702
     Utilization of Reserves:
       Cash payments                              (291)                -                  (291)
                                     ----------------------------------------------------------
     Balance at March 31, 2005                   1,067                 344               1,411
     Utilization of Reserves:
       Cash payments                              (736)                (65)               (801)
       Effect of foreign exchange                   (7)                 (6)                (13)
                                     ----------------------------------------------------------
     Balance at June 30, 2005                      324                 273                 597
     Utilization of Reserves:
       Cash payments                              (132)                (20)               (152)
       Effect of foreign exchange                   (6)                 (8)                (14)
                                     ----------------------------------------------------------
     Balance at September 30, 2005             $   186               $ 245             $   431
                                     ===========================================================


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

11.   Variable Interest Entity

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 was effective immediately for any variable interest entity (VIE) created after January 31, 2003. The provisions of FIN 46, as revised, were adopted as of December 31, 2003, for the Company's interest in all VIEs. In October 2004, the FASB revised FIN 46 to include rabbi trusts as VIEs. The Company established a rabbi trust in March 2000 for the benefit of directors and officers of the Company under its deferred compensation plan. Since the rabbi trust's inception, the assets of the rabbi trust have been consolidated in the Company's other current assets and the liabilities have been consolidated in the Company's accrued compensation and benefits. As of September 30, 2005, both the asset and liabilities were $0.5 million. Changes in values of assets held by the rabbi trust accrue to the Company's directors and officers and not to the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of such forward-looking statements include, but are not limited to, statements about:

      o    our quarterly financial performance;

      o    our capital requirements and resources;

      o    our strategy to increase revenue;

      o    development of new products;

      o our intent to develop and sell products and services to companies in the nanotechnology industry;

      o technological change and uncertainty of new and emerging technologies;

      o    potential competitors or products;

      o    future employment of our key employees;

      o    development of strategic relationships;

      o our ability to add revenue, expand distribution channels, maximize research and development resources, improve our competitive position and increase market awareness and acceptance of our products;

      o acquiring complementary businesses, products or technologies and our ability to integrate those businesses, products or technologies, if any;

      o    compliance with the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley);

      o international exposure for a significant percentage of future overall revenue;

      o    our development center in India;

      o    statements about potential future dividends;

      o    statements about protection of our intellectual property; and

      o    possible changes in legislation.

     Although forward-looking statements in this report reflect the good-faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties (including, without limitation, the risks discussed in the "Certain Risks Related to Our Business" section of this report) and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with consolidated financial statements and related note disclosures included elsewhere in this report.

     In the section entitled "Certain Risks Related to Our Business", this report describes certain risk factors and uncertainties that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 and 2004 (in thousands)

                                                       Three Months Ended
                                          -------------------------------------------- -----------------
                                           September 30,  **       September 30,  **          Percent
                                                 2005                  2004                   Change
                                          --------------------  ----------------------- ----------------
                                             (unaudited)             (unaudited)
 Revenue                                     $  18,592    100%        $  14,277     100%             30%
 Cost of revenue                                 5,400     29%            3,137      22%             72%
 Product development                             4,687     25%            4,382      31%             7%
 Sales and marketing                             7,388     40%            7,471      52%            -1%
 General and administrative                      3,619     19%            3,680      26%            -2%
 Write-off of in-process product development         -      0%              700       5%          -100%
                                             ------------------ -----------------------  --------------
   Total operating costs and expenses           21,094    113%           19,370     136%             9%
                                             ------------------ -----------------------  --------------
 Operating loss from continuing operations      (2,502)   -13%           (5,093)    -36%            -51%
 Interest and other income, net                    402      2%              489       3%            -18%
                                             ------------------ -----------------------  --------------
 Loss from continuing operations before taxes   (2,100)   -11%           (4,604)    -32%            -54%
  Provision for income taxes                       241      1%              479       3%            -50%
                                             ------------------ -----------------------  --------------
 Loss from continuing operations                (2,341)   -13%           (5,083)    -36%            -54%
                                             ------------------ -----------------------  --------------
 Net loss                                    $  (2,341)   -13%        $  (5,083)    -36%            -54%
                                             ================== =======================  ==============


**    Line items expressed as a percent of revenue in the respective periods.

     Revenue increased 30% to $18.6 million for the three months ended September 30, 2005 compared to $14.3 million for the three months ended September 30, 2004. The increase in revenue is attributed to recognizing more revenue from deferrals as a result of our transition to subscription accounting for annual and multi-year licenses and to the addition of revenue from our acquisition of SciTegic, Inc. (SciTegic) in September 2004.

     Cost of revenue was 72% higher at $5.4 million for the three months ended September 30, 2005 compared to $3.1 million for the three months ended September 30, 2004. The increase in cost of revenue was due to a $0.8 million increase in client services costs due to increased staffing levels, a $0.3 million increase in royalty costs due to new royalty agreements executed during the fiscal year, a $0.1 million increase in documentation and shipping costs due to more product releases in the current quarter compared to the year ago quarter, a $0.5 million increase in outsourced contract work due to costs incurred related to revenue-generating contracts, a $0.2 million increase in capitalized software costs due to an increase in the number of product releases in the current quarter compared to the year ago quarter, and a $0.4 million increase in amortization of purchased intangibles as a result of the SciTegic acquisition.

     Product development expenses were 7% higher at $4.7 million for the three months ended September 30, 2005 compared to $4.4 million for the three months ended September 30, 2004. The increase in product development expenses was due to the increase in product development workforce as a result of the SciTegic acquisition.

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

     The following table shows software development costs and the amounts of capitalized software development for the periods indicated (in thousands):


                                                       Three Months Ended
                                           --------------------------------------------   Percent
                                            September 30, 2005     September 30, 2004     Change
                                           ---------------------------------------------------------
                                               (unaudited)            (unaudited)
        Product development:
        Gross software development costs          $ 5,630               $ 5,123             10%
        Capitalized software development costs       (943)                 (741)            27%
                                            --------------------------------------------------------
        Total product development costs           $ 4,687               $ 4,382              7%
                                            ==================   ====================== =============


     Sales and marketing expenses were 1% lower at $7.4 million for the three months ended September 30, 2005 compared to $7.5 million for the three months ended September 30, 2004. The decrease in expenses was due to the reduction in force in March 2005, partially offset by an increase in sales and marketing costs as a result of the SciTegic acquisition.

     General and administrative expenses were 2% lower at $3.6 million for the three months ended September 30, 2005 compared to $3.7 million for the three months ended September 30, 2004. The decrease in general and administrative costs was primarily due to a decrease in headcount following the reduction in force during the quarter ended March 31, 2005.

     Interest and other income, net was 18% lower at $0.4 million for the three months ended September 30, 2005 compared to $0.5 million for the three months ended September 30, 2004. The decrease was primarily due to lower interest income resulting from lower average cash balances during the current quarter as compared to the quarter ended September 30, 2004.

     Provision for income taxes was 50% lower at $0.2 million for the three months ended September 30, 2005 compared to $0.5 million for the three months ended September 30, 2004. The decrease in the tax provision was due to lower income tax incurred in foreign jurisdictions.

     Net loss was 54% lower at $(2.3) million or $(0.09) per share for the three months ended September 30, 2005 compared to $(5.1) million or $(0.21) per share for the three months ended September 30, 2004.

Six Months Ended September 30, 2005 and 2004 (in thousands)


                                                        Six Months Ended
                                         ---------------------------------------------- ------------
                                           September 30,  **       September 30,  **       Percent
                                                2005                    2004                Change
                                         --------------------- -----------------------  ------------
                                             (unaudited)           (unaudited)
Revenue                                        $ 37,146   100%       $    28,458    100%          31%
Cost of revenue                                  10,431    28%             6,923     24%          51%
Product development                               9,617    26%             8,505     30%          13%
  Sales and marketing                            15,885    43%            15,240     54%           4%
General and administrative                        7,688    21%             7,689     27%           0%
Write-off of in-process product
  development                                         -     0%               700      2%        -100%
                                         ---------------------  ------------------------- -----------
   Total operating costs and expenses            43,621    117%           39,057    137%          12%
                                         ---------------------  ------------------------  -----------
Operating loss from continuing operations        (6,475)  -17%         (10,599)     -37%         -39%
Interest and other income, net                    1,100    3%             1,074       4%           2%
                                         ---------------------  -------------------------------------
Loss from continuing operations before           (5,375)  -14%          (9,525)     -33%         -44%
taxes
Provision for income taxes                          682    2%               614       2%          11%
                                         ---------------------  ------------------------  -----------
Loss from continuing operations                  (6,057)  -16%         (10,139)     -36%         -40%
Loss from discontinued operations                     -    0%           (1,117)      -4%        -100%
                                         ---------------------  ------------------------- -----------
Net loss                                       $ (6,057)  -16%       $ (11,256)     -40%         -46%
                                         =====================  ========================= ===========



     ** Line items expressed as a percent of revenue in the respective periods.

     Revenue increased 31% to $37.1 million for the six months ended September 30, 2005 compared to $28.5 million for the six months ended September 30, 2004. The increase in revenue is attributed to our ability to recognize more revenue from deferrals as a result of our transition to subscription accounting for annual and multi-year licenses and to the addition of revenue from our acquisition of SciTegic, Inc. in September 2004.

     Cost of revenue was 51% higher at $10.4 million for the six months ended September 30, 2005 compared to $6.9 million for the six months ended September 30, 2004. The increase in cost of revenue was due to a $1.1 million increase in client services costs due to increased staffing levels, a $0.5 million increase in royalty costs due to new royalty agreements executed during the fiscal year, a $0.2 million increase in documentation and shipping costs due to more product releases in the current period compared to the year ago period, a $0.5 million increase in outsourced contract work due to costs incurred related to revenue-generating contracts, a $0.2 million increase in capitalized software costs due to an increase in the number of product releases in the current period compared to the year ago period, and a $0.9 million increase in amortization of purchased intangibles as a result of the SciTegic acquisition.

     Product development expenses were 13% higher at $9.6 million for the six months ended September 30, 2005 compared to $8.5 million for the six months ended September 30, 2004. The increase in product development expenses was due to the increase in product development workforce as a result of the SciTegic acquisition.

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

     The following table shows software development costs and the amounts of capitalized software development for the periods indicated (in thousands):




                                                       Three Months Ended
                                           --------------------------------------------   Percent
                                            September 30, 2005     September 30, 2004     Change
                                           --------------------------------------------  -----------
                                               (unaudited)            (unaudited)
        Product development:
        Gross software development costs          $ 11,558            $10,178                 14%
        Capitalized software development costs      (1,941)            (1,673)                16%
                                            -------------------------------------------  -----------
        Total product development costs           $  9,617            $ 8,505                 13%
                                            ==================   ======================  ===========



     Sales and marketing expenses were 4% higher at $15.9 million for the six months ended September 30, 2005 compared to $15.2 million for the six months ended September 30, 2004. The increase in expenses was due to a $2.0 million increase in sales and marketing costs as a result of the SciTegic acquisition, partially offset by the reduction in force in the quarter ended March 31, 2005.

     General and administrative expenses were consistent at $7.7 million for both the six months ended September 30, 2005 and the six months ended September 30, 2004.

     Interest and other income, net was consistent at $1.1 million for both the six months ended September 30, 2005 and the six months ended September 30, 2004.

     Provision for income taxes was 11% higher at $0.7 million for the six months ended September 30, 2005 compared to $0.6 million for the six months ended September 30, 2004. The increase in the tax provision was due to higher income tax incurred in foreign jurisdictions.

     Loss from discontinued operations was $(1.1) million or $(0.05) per share for the six months ended September 30, 2004, which consisted of $1.3 million in revenue and $2.4 million in expenses. There was no revenue or costs associated with discontinued operations in the six months ended September 30, 2005.

     Net loss was 46% lower at $(6.1) million or $(0.23) per share for the six months ended September 30, 2005 compared to $(11.3) million or $(0.46) per share for the six moths ended September 30, 2004.



Liquidity and Capital Resources

     In recent years we have funded our activities primarily through the sales of software licenses and software maintenance services. Historically, we have obtained funds for our activities through public markets. We had cash, cash equivalents, restricted cash and marketable securities of $52.8 million as of September 30, 2005 compared to $63.3 million as of March 31, 2005, representing a decrease of $10.5 million. Significant components of this decrease are cash used in operations of $6.3 million, cash used for software development costs of $1.7 million and capital expenditures of $2.2 million.

     We anticipate that our capital requirements may increase in future periods as a result of cyclical sales trends, additional product development activities and the acquisition of additional capital equipment. Our capital requirements may also increase in future periods as we seek to expand our technology platform through investments, licensing arrangements, technology alliances or acquisitions.

     We anticipate that our existing capital resources will be adequate to fund our operations for at least the next 12 months. However, there can be no assurance that changes will not occur that would consume available capital resources before that time. Our capital requirements depend on numerous factors, including our ability to continue to generate software sales, competing technological and market developments, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment and acquisitions of other businesses or technologies. There can be no assurance that additional funding, if necessary, will be available to us on favorable terms, if at all. Our forecast for the period of time through which our financial resources will be adequate to support our operations is forward-looking information, and actual results could vary.

Off-Balance Sheet Arrangements

     As of September 30, 2005 and March 31, 2005, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

     The preparation of our consolidated financial statements and disclosures involves the use of judgments and estimates. We believe the following critical accounting policies involve the more significant judgments and estimates used.

     Revenue Recognition--Revenues are recognized in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position
(SOP) 97-2, "Software Revenue Recognition" as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition" and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" and SAB No. 104, "Revenue Recognition" and Emerging Issues Task Force, Issue 00-21 (EITF 00-21), "Multiple Deliverable Revenue Arrangements".

     We generate revenue from the following sources:

     o    the licensing of software,
     o provision of support and maintenance services on licensed software (referred to as Post-contract Customer Support or PCS in SOP 97-2),
     o    providing scientific and solutions consulting services,
     o    membership fees from hosting consortia arrangements, and
     o    the licensing of intellectual property.

     Our customers may purchase any combination of the above service offerings from us. The sales price is allocated, based on fair value, to each of the products or services sold, in accordance with SOP 97-2 and EITF 00-21.

     The Company licenses software either perpetually or on a term basis. Our standard perpetual licenses include 12 months of PCS. Under a term license, PCS is included for the full duration of the term license. For example, a 12-month license includes 12 months of PCS.

     The Company's standard payment terms range between "net 30" to "net 120" days. However, in no event does the Company grant payment terms that extend beyond the expiration of the license term. Customer payments received in connection with our revenue-generating activities are recorded as deferred revenue until such time as all of the following criteria are met:

     o    no significant obligations remain deliverable to the customer,
     o    we have a fully executed contract with the customer,
     o    the sales contract fee is fixed or determinable,
     o    collection of fees from the customer is deemed probable, and
     o    no material uncertainties regarding customer acceptance exist.

     Licensing of Software:

     Perpetual software revenue bundled with PCS is unbundled and recognized as revenue when the above criteria are satisfied. Generally, perpetual software licenses with 12 months of PCS result in 85% of the sale being recorded to revenue in the quarter in which the contract is executed and the remaining 15% being amortized into revenue over the PCS term.

     In January 2004, we changed our license contracts with terms less than perpetual. The change was to allow our customers to swap software modules during the term of the license period. This contract modification results in the annual license revenue, including PCS, to be recognized ratably over the license term. This contrasts with our former annual license offering, in which we recognized 64% of the license revenue in the quarter during which the license was executed and amortized 36% of the revenue over the remaining PCS term based on the fair value of the multiple elements in the sale.

     PCS:

     The Company's PCS includes telephone and email technical support and unspecified upgrades or enhancements. PCS revenue bundled with perpetual software license agreements is unbundled and deferred based on objective, vendor-specific evidence. PCS revenue is recognized pro-rata over the related service period, which is generally one year. When included with term licenses, PCS is not unbundled as the entire term license is recognized ratably over the license term.

     Scientific and Solutions Consulting Services:

     We define our Scientific Services to include such offerings as; contract research whereby we are engaged to perform computational research for clients, training services on our various product offerings, implementation services of our products, data migration services whereby we extract customers' existing data and transfer such data into our product(s) for data analysis and manipulation and customizations to meet a specific business need for a client. We also perform Solutions Consulting Services, focused on driving efficiencies by automating the flow of information in clients' discovery and design process using Pipeline Pilot. Revenues from Scientific and Solutions Consulting Services are recognized as the services are delivered, according to the contractual terms. Amounts billed but not yet recognized as revenue, and other payments received prior to recognition of revenue, are recorded as deferred revenue.

     Consortia:

     The intent of our consortia arrangements is to develop new software that we can commercially sell. Such arrangements are based on a best efforts basis such that we are not required to develop or maintain the new software products. Consortia agreements are generally one to three years in length and require an annual membership fee. In addition, customers are required to license an initial software library from us to participate in the consortia. The initial software library for consortia members, which is distinct from any potential products developed by the consortia, consists entirely of existing commercially available software products within the Company's current product offerings, and is licensed pursuant to the Company's standard license agreements. Consortia members may already have such software and in any event may use the software independently of any consortia activities. The revenue associated with the initial software library is recognized in accordance with our standard license and PCS revenue, described above. The consortium membership is recognized ratably over the term of the agreement. We are not required to deliver specified products under the agreements, and the consortium fees are generally non-refundable. If we are successful in developing new software under a consortia agreement, members usually have such new software for a brief exclusivity period and they typically receive a non-transferable license of such new software at the conclusion of the consortium.

     License of Intellectual Property:

     The Company receives royalty payment on the license of our intellectual property. Revenue for such royalty payments are recognized when reported to us. It is important to note that these royalty payments have not been and are not expected to be material to the Company's overall revenues.

     As described above, recognition of software license, service and other revenue is dependent, in part, on management judgment, and thus, changes in our estimates or assumptions could impact revenue recognition in the future.

     Product Development Costs--We capitalize product development costs in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS 86). Such costs are stated at the lower of cost or net realizable value. Capitalized software costs are comprised of costs incurred in the development of new products and enhancements to existing products after technological feasibility has been established. We amortize capitalized costs over the estimated product life, not to exceed three years from the date on which the product is available for general release. The estimated product life may be reduced based on obsolescence or other factors, which could affect the carrying value of capitalized software and result in charges to operating results. These estimates are based on management's judgment, and thus, any change in our estimates could impact operating results in the future.

     Goodwill--The Company's goodwill resulted from acquisitions made in 2000, 2001 and fiscal year 2005. We assess goodwill for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized but are assessed annually (or more frequently if impairment indicators arise) for impairment by comparing fair market value of the net assets to the carrying value. In making this annual assessment, which we do in the fourth quarter of each fiscal year, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and market place data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment. We completed our annual intangible asset impairment test during the quarter ended March 31, 2005, and concluded that the carrying value of our goodwill was not impaired. Continued economic weakness, unexpected significant declines in operating results of reporting units, and additional non-temporary market capitalization declines may be indicative of goodwill impairment and cause us to perform additional valuation analyses for our reporting units prior to the next required annual assessment. These types of events and the resulting analyses could result in charges for goodwill expense in the future.

     Deferred Taxes--Income tax expense is based on pre-tax financial accounting income under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We must then assess the likelihood that the resulting deferred tax assets will be realized. To the extent we believe that realization is not more likely than not, we establish a valuation allowance. To date, the Company has provided a full valuation allowance for all net deferred tax assets.

     Impairment of Long-Lived Assets--We review long-lived assets, including purchased intangibles, leasehold improvements, property and equipment, and capitalized software development costs for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This review requires us to estimate future cash flows related to these assets. Actual results could differ from these estimates, which may affect the carrying amount of assets and the actual amortization expense. The Company has identified no such impairment losses as of September 30, 2005.

New Accounting Standards

     In December 2004, the FASB issued SFAS 123R. SFAS 123R requires all companies to measure compensation costs for all share-based payments (including stock options) at fair value. The Company is required to comply with SFAS 123R effective as of the beginning of the first interim or annual reporting period of the Company's first fiscal year beginning on or after June 15, 2005. Accordingly, we will be required to apply SFAS 123R for our fiscal year beginning April 1, 2006. The adoption of SFAS 123R will have a significant adverse impact on our reported results of operations because our stock-based compensation expense will be charged directly against our reported earnings.

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

     Our quarterly operating results could vary significantly. We have historically experienced stronger financial performance in the quarter ending December 31of each year followed by a comparative decline in the other quarters. In the twelve months ended March 31, 2005 and the twelve months ended December 31, 2003, the Company recognized 32% and 37% of its revenue for these fiscal years in the quarter ended December 31 of each such fiscal year. Quarterly operating results may continue to fluctuate as a result of a number of factors, including lengthy sales cycles, market acceptance of new products and upgrades, timing of new product introductions, changes in pricing policies, changes in general economic and competitive conditions, and the timing and integration of acquisitions. Additionally, fluctuations in revenue recognition may result as the mix of contracts continues to shift from perpetual licenses to subscription licenses. We also expect to continue to experience fluctuations in quarterly operating results due to general and industry-specific economic conditions that may affect the research and development expenditures of pharmaceutical and biotechnology companies. Due to the possibility of fluctuations in our revenue and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

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

     Our future profitability is uncertain. We generated net losses in the three months and six months ended September 30, 2005 and September 30, 2004. Continuing net losses may limit our ability to fund our operations, and we may not generate income from operations in the future. Our future profitability depends upon many factors, including several that are beyond our control. These factors include without limitation:

     o    changes in the demand for our products and services;

     o    the introduction of competitive software;

     o    our ability to license desirable technologies;

     o the rate of adoption by our customers of our new subscription license option;

     o changes in the research and development budgets of our customers and potential customers; and

     o our ability to successfully, cost effectively and timely develop, introduce and market new products, services and product enhancements.

     We face strong competition in the scientific software sector. The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions, pricing strategies and other market activities of industry participants. We currently face competition from the following principal sources:

     o other simulation software packages and software for simulation and analysis of chemical and biological data;

     o desktop software applications, including chemical drawing, molecular modeling and analytical data simulation applications;

     o    consulting and outsourcing services;

     o firms supplying databases, such as chemical or genomic information databases, database management systems and information technology; and

     o academic and government sponsored institutions focused on scientific research.

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

     We are subject to pricing pressures in the markets we serve. We operate in an intensely competitive marketplace which has led to significant pricing pressures and declines in average selling price over the past several years. In response to competition and general adverse economic conditions in the markets we serve, we may be required to modify our pricing practices. This development may adversely affect our revenue and earnings. We generally license our products and services on a "right to use" basis pursuant to perpetual or term-based licenses. Changes in our pricing model or any other future broadly-based changes to our prices and pricing policies could lead to a decline or delay in revenue as our sales force and customers adjust to the new pricing policies.

     Our investments in sales and business development efforts may not result in additional sales of our products and services. Our products and services involve lengthy sales and business development cycles, often requiring us to expend considerable financial and personnel resources without any assurance that revenue will be recognized. These sales and business development cycles typically are long for a number of reasons. For instance, sales cycles are impacted by the time and resources required to educate potential customer organizations as to the value and comparative advantages of our products. As a result, we may expend substantial funds in an effort to negotiate agreements for collaborative relationships, services and products, but may ultimately be unable to consummate the related transaction. Under such circumstances, our results of operations and ability to achieve profitability will be adversely affected.

     If we consume cash more quickly than expected, we may be unable to raise additional capital and we may be forced to curtail operations. We anticipate that our existing capital resources will be adequate to fund our operations for at least the next twelve months. However, changes may occur that would consume available capital resources before that time. Our capital requirements will depend on numerous factors, including:

     o    costs associated with software development and sales;

     o    the purchase of additional capital equipment;

     o    demand for our products; and

     o    acquisitions of other businesses or technologies.

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

     Our ability to increase our revenue may depend upon increased market acceptance of our products and services. Our products are currently used primarily by molecular modeling and simulation specialists. Our strategy is to expand usage of our products and services by marketing and distributing our software to a broader, more diversified group of biologists, chemists and engineers. If we cannot expand our customer base, we may not be able to increase our revenue, or such revenue may decline. In general, increased market acceptance and greater market penetration of our products depend upon several factors, including:

     o    overall product performance;

     o    timely introduction of new products and services;

     o    ease of implementation and use;

     o    accuracy of simulation;

     o    breadth and integration of product offerings;

     o the extent to which users achieve the intended research and development benefits from their use of the products and services; and

     o    willingness and ability of customers to pay for such use.

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

     We may be unable to develop and market new products and services that are necessary to sustain and increase revenue. The success of our business plan depends heavily upon increases in revenue. Our strategy is to increase revenue in a number of ways, including:

     o adding more computational modeling, simulation and analysis tools to our current portfolio of tools for scientists, including chemists, biologists and materials scientists;

     o offering more informatics solutions that capture and manage the data created by customers' drug discovery and chemical development activities, including the data created by the use of computational modeling, simulation and analysis software;

     o creating and marketing genomic, biological and/or chemical data content for use in conjunction with the software offered to support customers' drug discovery activities;

     o    developing strategic relationships with larger technology companies;

     o developing more knowledge-management workflow software to automate the flow of genomic, biological and chemical data and information and project status between and among workgroups and the enterprise;

     o developing enhanced modeling and informatics tools to address the needs of companies engaged in scientific research; and

     o developing software products for new and emerging markets such as the nanotechnology market.

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

     If we are unable to license software to, or to collect receivables from, our early stage biotechnology customers or other customers, our operating results may be adversely affected. Although the majority of our current customers are well-established large pharmaceutical customers and universities, some of our licensees are small, development-stage biotechnology companies. We use third-party credit rating agencies and historical payment experience in extending credit. Often small, development-stage biotechnology customers have limited or no operating history and require considerable funding to launch their businesses. As we have experienced in recent years, they often significantly scale back, or altogether cease, operations. Therefore, there is considerable risk in counting on such customers for revenue growth, because transactions with these customers carry financial risk. Such customers are especially vulnerable to, and may be adversely impacted by, the tightening of available credit and capital during periods of contraction affecting the United States and our other key markets. As a result of these conditions, these customers may be unable to license or, if under a license, may be unable to pay for, Accelrys products. If we are not able to collect such payments, we may be required to write-off significant accounts receivable and recognize bad debt expense which could materially and adversely affect our operating results. As a result of these types of exposures and other potential exposures, we have maintained an allowance for doubtful accounts as follows (in thousands):

                                 September 30, 2005       March 31, 2005
                                 ---------------------  -------------------
                                    (Unaudited)
 Allowance for Doubtful Accounts        $ 390                  $ 315


     Defects or malfunctions in our products, or in the products of our software technology partners, could hurt our reputation among customers and expose us to liability. Our business and the level of customer acceptance of our products depend upon the continuous, effective and reliable operation of our software and related tools and functions. Defects could occur in our current or future products. To the extent that our software malfunctions and our customers' use of our products is interrupted, our reputation and business could suffer. We may also be subject to liability for the defects and malfunctions of third-party technology partners and others with whom our products and services are integrated.

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

     Our sales forecast and/or revenue projections may not be accurate. As is common practice in our industry, we use a "pipeline" system to forecast sales and trends in our business. Our sales personnel monitor the status of proposals, including the date when we estimate a customer will make a purchase decision and the potential size of the order. We aggregate these estimates on a quarterly basis in order to generate a sales pipeline. While the pipeline process provides us with some guidance in business planning and forecasting, it is based on estimates only and is therefore subject to risks and uncertainties. Any variation in the conversion of the estimated pipeline into actual revenue could cause us to improperly plan or budget and thereby adversely affect our business, results of operations and financial condition.

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

      Enacted and proposed changes in securities laws and regulations are likely to increase our costs. Sarbanes-Oxley required changes in some of our corporate governance and securities disclosure or compliance practices. The SEC has promulgated new rules on a variety of subjects and the NASDAQ National Market (NASDAQ) on which our commons stock is listed has issued revisions to its requirements for companies that are listed. In June 2003, the SEC adopted certain rules as directed by Section 404 of Sarbanes-Oxley. These rules require that publicly held companies, including us, include in their report to shareholders a report of management on our internal controls over financial reporting. Our independent auditors are required to attest to management's assessment of internal controls over financial reporting. We are obligated to comply with this requirement, and with further related requirements and interpretations, in our annual reports. If our financial reporting controls are not deemed effective, there will be an adverse impact on our reputation that could negatively impact our stock price.

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

The following table depicts our region-specific revenue as a percent of total revenue for each period:




                       Six Months Ended
                  ----------------------------
                  Sept 30,       Sept 30,
Region               2005          2004
---------------   ----------------------------
US                    57%           47%
EMEA                  23%           27%
Asia Pacific          20%           26%







     Some of our functions, such as software development, sales and customer support, are also being performed outside the United States.

     Our non-U.S. operations are subject to risks inherent in the conduct of international business, including:

      o    unexpected changes in regulatory requirements;

      o    longer payment cycles;

      o    currency exchange rate fluctuations;

      o    import and export license requirements;

      o    tariffs and other barriers;

      o    political unrest, terrorism and economic instability;

      o    disruption of our operations due to local labor conditions;

      o    limited intellectual property protection;

      o    difficulties in collecting trade receivables;

      o    difficulties in managing distributors or representatives;

      o difficulties in managing an organization spread over various countries;

      o difficulties in staffing foreign subsidiary or joint venture operations; and

      o    potentially adverse tax consequences.

      Our success depends, in part, on our ability to anticipate and address these risks. There can be no assurance that we would do so effectively, or that these or other factors will not adversely affect our business or operating results.
                                       23

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

      We expect that our stock price will fluctuate significantly, and you may not be able to resell your shares at or above your investment price. The stock market, especially in recent years, has experienced significant volatility particularly with technology company stocks. The volatility of technology company stock prices often does not relate to the operating performance of the companies represented by the stock. We could experience volatility in the price of our common stock as a result of:

      o actual and anticipated fluctuations in our quarterly financial and operating results;

      o    market conditions in the technology and software sectors;

      o issuance of new or changed securities analysts' reports or recommendations;

      o developments or disputes concerning our intellectual property or other proprietary rights;

      o introduction of technological innovations or new commercial products by us or our competitors;

      o    market acceptance of our products and services; and

      o    additions or departures of key personnel.

      These and other external factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have occasionally instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.

      As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares. As of September 30, 2005, the top ten institutional holders of our common stock held approximately 54% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

      We may be required to indemnify PDD or may not be able to collect on indemnification rights from PDD. As part of the spin-off, we and PDD have agreed to indemnify one another with respect to the indebtedness, liabilities and obligations that will be retained by our respective companies. One such obligation includes a guarantee by us to the landlord of PDD's obligations under the existing New Jersey laboratory and headquarters leases, with respect to which PDD has agreed to indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be significant as the future minimum lease payments as of September 30, 2005 was approximately $25.8 million. PDD's ability to satisfy any such indemnification obligations (including, without limitation, PDD's commitment to indemnify us in the event that we are required to make any payment under our guarantee of its leases) will depend upon PDD's future financial strength. We cannot be sure that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any required payment by PDD or us could have a material adverse effect on our business, and any failure by PDD or us to satisfy our respective obligations could have a material adverse effect on the other company's business.

      SHOULD ONE OR MORE OF THE ABOVE-DESCRIBED RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, OUR ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our foreign currency exchange rate risk is greatest for Dollar/Sterling, Dollar/Euro and Dollar/Yen fluctuations. When deemed appropriate, we engage in exchange rate-hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations. At September 30, 2005, we had no hedging transactions in effect.

      Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio, since we have no debt. We seek to ensure the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have materially affected the fair value of our interest sensitive financial instruments as of September 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially effected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS
                NONE

ITEM 2.         UNREGISTERED SALES OF EQUIY SECURITIES AND USE OF PROCEEDS
                NONE

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES
                NONE

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Accelrys held its Annual Meeting of Stockholders (the Annual Meeting) on August 2, 2005. Of the 6,116,780 shares of common stock entitled to vote at such meeting, there were present in person or by roxy 23,703,753 shares. At the Annual Meeting, the stockholders of Accelrys approved the following matters:


               Proposal One: Election of Director
               This proposal involved the election of Gary E. Costley, Ph.D as director for a term of three years or Pntil his successor is elected. The vote was as follows: 20,542,088 votes for and 3,161,665 votes withheld.

               Proposal Two: 2005 Employee Stock Purchase Plan
               This proposal involved the approval of the Company's 2005 Employee Stock Purchase Plan and the reservation of 1,000,000 shares of common stock for issuance thereunder. The vote was as follows: 14,188,934 votes Tor, 1,062,825 votes against, 72,738 votes abstained and 8,379,256 broker non-votes.

               Proposal Three: The Exchange Program
               This proposal involved the approval of a stock option exchange program approved by the board of directors Providing for the cancellation of certain stock options having an as-adjusted exercise price greater than $9.00 per share in exchange for restricted shares of common stock. The vote was as follows:
               9,384,276 votes for, 5,857,891 votes against, 82,330 votes abstained and 8,379,256 broker non-votes.

               Proposal Four: Amended 2004 Plan
               This proposal involved the approval of the amendment and restatement of the 2004 Plan (to be referred to Ps the "Amended 2004 Plan") to, among other things, increase the number of shares available for issuance under the plan. The vote was as follows:
               9,661,574 votes for, 5,562,433 votes against, 100,490 votes abstained and 8,379,256 broker non-votes.

               Proposal Five: Ratification of Selection of Independent Registered Public Accounting Firm This proposal involved the ratification of the appointment of Ernst & Young, LLP as the Company's independent registered public accounting firm for the fiscal year ending March 31, 2006. The vote was as follows:
               23,617,195 votes for, 61,824 votes against, and 24,733 votes abstained.



ITEM 5.         OTHER INFORMATION

                On August 2, 2005, our Board of Directors approved an increase in the annual retainers for the Company's directors. The annual retainer for the Company's lead director has been increased from $50,000 to $75,000. The annual retainer for the Company's other directors has been increased from $20,000 to $25,000. The retainers will be payable in arrears in equal quarterly installments.

                On August 2, 2005, the Human Resources Committee of our Board of Directors approved a management incentive plan for fiscal year 2006 (the "Bonus Plan"), pursuant to which management-level employees of the Company and its subsidiaries are eligible to receive cash bonuses based on the Company's achievement of certain corporate goals specified in the Bonus Plan. These bonuses are designed to attract, motivate, retain and reward the Company's management-level employees. Under the Bonus Plan, the Chief Executive Officer has an annual bonus target equal to 85% of base salary and Vice Presidents have an annual bonus target equal to 40% of base salary. Payouts under the Bonus Plan will vary dependant upon the level of achievement of the specified corporate goals, and will range from zero to two times the targeted bonus amount. The Human Resources Committee will make all final determinations regarding the achievement of goals and the payment of bonuses pursuant to the Bonus Plan. Likewise, the Human Resources Committee has the ability to modify, suspend or terminate the Bonus Plan at any time.

ITEM 6.         EXHIBITS
                See Exhibit Index attached

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            ACCELRYS, INC.

                            By:   /s/ DAVID M. SANKARAN
                                  ---------------------------------------------
                                  David M. Sankaran
                                  Senior Vice President and Chief Financial
                                  Officer (Duly Authorized Officer and Chief
                                  Financial Officer)

                            Date: November 4, 2005

                                       29
                                                            Accelrys, Inc.

                                  Exhibit Index

                                                                                                                   Page No.
                                                                                                                   --------

     3.1    Restated Certificate of Incorporation of Pharmacopeia, Inc.
            (incorporated by reference to Exhibit 3.1 to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1996).

     3.2 Certificate of Amendment of the Restated Certificate of Incorporation of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March
            31, 2005.

     3.3    Amended and Restated Bylaws of Accelrys, Inc. as amended on June
            9, 2005. (incorporated by reference to Exhibit 3.2 to Company's
            Annual Report on Form 10-K for the fiscal year ended March 31,
            2005)

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

     10.0#  FY06 Management Incentive Plan Form (incorporated by reference to
            Exhibit 10.26 of the Company's Report on Form 10-Q for the quarter ended June 31, 2005).

     10.1# Separation Agreement with Mahesh Krishnamurthy (incorporated by reference to Exhibit 1.011 of the Sompany's Report on Form 8-K dated
            October 7, 2005).

     10.2# Employment Agreement with Richard Murphy (incorporated by reference to Exhibit 99.1 of the Company's Eeport on Form 8-K dated October 18,
            2005).

     10.3*# Revised Terms and Conditions of Revised Relocation Package of David
            Sankaran, dated as of July 13, 2005 Rerms of Continuing Employment of
            Mathew Hahn, dated as of August 12, 2005

     10.4*# Terms of continuing employment of Mathew Hahn, dated as of August
            12, 2005

     31.1*  Section 302 Certification of the Principal Executive Officer                                               31

     31.2*  Section 302 Certification of the Principal Financial Officer                                               32

     32.1*  Section 906 Certification of the Chief Executive Officer and Chief
            Financial Officer                                                                                          33

---------------
*                Filed herewith
#                Represents a management contract or compensatory plan or arrangement
