Form 10-Q
period 2005-12-31
ACCELRYS, INC.
filed 2006-05-24
CIK 1002388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 0-27188

ACCELRYS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0557266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10188 Telesis Court, Suite 100, San Diego, California	92121-4779
(Address of principal executive offices)	(Zip Code)

(858) 799-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of April 27, 2006 was 26,211,888, net of treasury shares.

ACCELRYS, INC.

FORM 10-Q – QUARTERLY REPORT

For The Quarterly Period Ended December 31, 2005

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Accelrys, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2005	March 31, 2005(1)
	(Unaudited)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$15,694	$21,256
Marketable securities	27,752	35,416
Trade receivables, net of allowance for doubtful accounts of $348 and $315 as of December 31, 2005 and March 31, 2005, respectively	37,434	20,006
Prepaid expenses and other current assets	3,351	6,249
Total current assets	84,231	82,927
Restricted cash	6,633	6,632
Property and equipment, net	8,324	9,043
Goodwill	42,663	42,609
Intangible assets, net	9,055	10,369
Other assets	788	835
Total assets	$151,694	$152,415
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,084	$1,821
Accrued liabilities	5,594	5,570
Accrued compensation and benefits	7,490	8,874
Current portion of accrued severance and lease abandonment	1,682	2,809
Current portion of deferred revenue	46,036	49,083
Total current liabilities	61,886	68,157
Deferred revenue, net of current portion	15,729	9,531
Accrued severance and lease abandonment, net of current portion	753	1,784
Deferred rent, lease concessions and lease guarantee, net of current portion	4,130	3,347

Stockholders’ equity:
Preferred stock, $.0001 par value; 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 40,000 shares authorized; 26,856 and 26,643 shares issued and outstanding at December 31, 2005 and March 31, 2005, respectively	3	3
Additional paid-in capital	254,224	253,327
Deferred stock-based compensation	(733)	(1,469)
Lease guarantee	(651)	(698)
Treasury stock; 644 shares at each of December 31, 2005 and March 31, 2005, respectively	(8,340)	(8,340)
Accumulated deficit	(174,729)	(173,417)
Accumulated other comprehensive income (loss)	(578)	190
Total stockholders’ equity	69,196	69,596
Total liabilities and stockholders’ equity	$151,694	$152,415

(1)   We have restated our previously issued consolidated financial statements for all reporting periods beginning January 1, 2000 through September 30, 2005 to reflect certain accounting adjustments, as described more fully in Note 2.

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2005	December 31, 2004(1)	December 31, 2005	December 31, 2004(1)
		(Restated)		(Restated)

Revenue	$20,433	$19,600	$62,572	$58,138
Operating costs and expenses:
Cost of revenue	4,361	4,210	12,669	9,483
Product development	4,952	6,409	16,374	16,582
Sales and marketing	8,675	10,109	24,560	25,348
General and administrative	3,612	4,139	11,304	11,827
Severance and lease abandonment charges (recoveries)	—	3,612	(4)	3,612
Acquired in-process product development	—	(250)	—	450
Total operating costs and expenses	21,600	28,229	64,903	67,302
Operating loss from continuing operations	(1,167)	(8,629)	(2,331)	(9,164)
Interest and other income, net	530	184	1,630	1,257
Loss from continuing operations before taxes	(637)	(8,445)	(701)	(7,907)
Income tax expense (benefit)	(70)	(362)	611	252
Loss from continuing operations	(567)	(8,083)	(1,312)	(8,159)
Loss from discontinued operations	—	—	—	(1,117)
Net loss	$(567)	$(8,083)	$(1,312)	$(9,276)
Basic and diluted loss per share amounts:
Loss from continuing operations	$(0.02)	$(0.31)	$(0.05)	$(0.33)
Loss from discontinued operations	—	—	—	(0.04)
Net loss	$(0.02)	$(0.31)	$(0.05)	$(0.37)
Weighted averaged shares used to compute basic and diluted loss per share amounts	26,143	25,841	26,090	24,876

(1)   We have restated our previously issued consolidated financial statements for all reporting periods beginning January 1, 2000 through September 30, 2005 to reflect certain accounting adjustments, as described more fully in Note 2.

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2005	2004(1)
		(Restated)
Cash flows from operating activities:
Net loss	$(1,312)	$(9,276)
Less: Loss from discontinued operations	—	(1,117)
Loss from continuing operations	(1,312)	(8,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,931	3,283
Amortization of acquired intangible assets	1,314	621
Non-cash stock-based compensation	641	405
Contribution of common stock to 401(K) plan	134	431
Non-cash rent expense	1,020	537
Acquired in-process product development	—	450
Changes in operating assets and liabilities:
Trade receivables	(18,311)	(20,354)
Prepaid expenses and other current assets	2,378	(2,232)
Other assets	(377)	177
Accounts payable	(675)	(4,586)
Accrued liabilities	(2,864)	3,850
Deferred revenue	4,526	5,087
Net cash used in continuing operating activities	(10,595)	(20,490)
Net cash provided by discontinued operating activities	—	958
Net cash used in operating activities	(10,595)	(19,532)
Cash flows from investing activities:
Purchases of property and equipment, net	(2,555)	(3,654)
Purchases of marketable securities	(5,377)	(44,352)
Proceeds from sales of marketable securities	13,102	55,817
Acquisition of business, net of cash acquired	—	(10,910)
Net cash provided by (used in) continuing investing activities	5,170	(3,099)
Net cash used in discontinued investing activities	—	(436)
Net cash provided by (used in) investing activities	5,170	(3,535)
Cash flows from financing activities:
Proceeds from issuance of common stock	857	1,625
Cash remitted to PDD	—	(5,445)
Net cash provided by (used in) financing activities	857	(3,820)
Exchange rate effect on cash and cash equivalents	(994)	543
Change in cash and cash equivalents of discontinued operations	—	5,426
Decrease in cash and cash equivalents	(5,562)	(20,918)
Cash and cash equivalents at beginning of period	21,256	39,704
Cash and cash equivalents at end of period	$15,694	$18,786

(1)   We have restated our previously issued consolidated financial statements for all reporting periods beginning January 1, 2000 through September 30, 2005 to reflect certain accounting adjustments, as described more fully in Note 2.

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.

Notes to Condensed Consolidated Financial Statements

1.        Basis of Presentation and Significant Accounting Policies

Financial Statement Preparation

The condensed consolidated financial statements as of December 31, 2005, and for the three and nine months ended December 31, 2005 and 2004 are unaudited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2006.

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and restatement adjustments, necessary for a fair presentation of results for the interim periods presented.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Interim results are not necessarily indicative of results for a full year or for any subsequent interim period.

Revenue Recognition

We recognize revenues in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended, U.S. Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

We generate revenue from the following primary sources:

•    software licenses,

•    provision of support and maintenance services on licensed software, referred to as post-contract customer support (“PCS”), and

•    training, installation and implementation services.

Customer payments received in connection with our revenue-generating activities are recorded as deferred revenue. We recognize revenue as set forth below and when all of the following criteria are met:

•    a fully executed written contract and/or purchase order has been obtained from the customer (i.e., persuasive evidence of an arrangement exists),

•    the contractual price of the product or services has been defined and agreed to in the contract (i.e., price is fixed or determinable),

•    delivery of the product or service has occurred and no material uncertainties regarding customer acceptance of the delivered product or service exist, and

•    collection of the purchase price from the customer is deemed probable.

Software Licenses

We license software either perpetually or on a term basis. Our standard perpetual software licensing arrangements include twelve months of bundled PCS, while our standard term-based software licensing arrangements typically include PCS for the full duration of the term license. Because we do not have vendor specific objective evidence (“VSOE”) of the fair value of these elements, we recognize as revenue the entire fee for such licenses ratably over the term of the bundled PCS. Certain of our term-based licenses also allow the customer to substitute purchased products for other products of equal value throughout the term. We account for these arrangements as in-substance subscriptions and, accordingly, we recognize as revenue the entire fee for such licenses ratably over the contractual term of the arrangement, which is typically the same as the term of the bundled PCS.

Renewal of PCS under Perpetual Software Licenses

Our PCS includes the right to receive unspecified upgrades or enhancements and technical support. Fees from customer renewals of PCS related to previously purchased perpetual licenses are recognized ratably over the term of the PCS.

Training, Installation and Implementation Services

We provide certain services to our customers, including product training, non-complex product installation and non-complex implementation services which are non-essential to the operation of the software. When sold separately, revenue from these services is generally recognized as the services are delivered, according to the contractual terms. Amounts billed but not yet recognized as revenue, and other payments received prior to recognition of revenue, are recorded as deferred revenue.

Multi-Element Arrangements

For multi-element arrangements which include software licenses, PCS and non-complex training, installation and implementation services which are non-essential to the operation of the software, the entire fee for such arrangements is recognized as revenue ratably over the term of the PCS or delivery of the services, whichever is longer.

Software Development Costs

We account for costs incurred to develop our software products in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed. Accordingly, costs incurred in the research and development of new software products and significant enhancements to existing software products are expensed as incurred, until the technological feasibility of the product has been established. Technological feasibility occurs shortly before our software products are available for general release, and we have determined that costs eligible for capitalization are not material. Accordingly, there were no capitalized software development costs as of December 31, 2005 and March 31, 2005.

Income Taxes

We recognize income tax expense (benefit) based on estimates of our consolidated taxable income (loss) taking into account the various legal entities through which, and jurisdictions in which, we operate. As such, income tax expense (benefit) may vary from the customary relationship between income tax expense (benefit) and income (loss) from continuing operations before taxes.

Effect of New Accounting Standards

In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP Nos. 115-1 and 124-1”), which provide guidance on determining when investments in certain debt and equity securities are considered impaired and whether that impairment is other-than-temporary, and on the measurement of such impairment loss. FSP Nos. 115-1 and 124-1 also include accounting considerations subsequent to the recognition of other-than-temporary impairments and require certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. We will adopt FSP Nos. 115-1 and 124-1 in the first quarter of fiscal year 2007. While we are currently evaluating the impact on our consolidated financial statements of the adoption of FSP Nos. 115-1 and 124-1, we do not anticipate that they will have a significant impact on our results of operations and financial position.

In  May  2005,  the  FASB  issued  SFAS No. 154,  Accounting  Changes  and Error  Corrections,  a replacement of APB Opinion No. 20 and SFAS No. 3. Although SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entities, and the correction of errors, SFAS No. 154 establishes new standards for accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. We will adopt SFAS No. 154 as of April 1, 2006. We are currently evaluating the impact of this new standard, but believe that it will not have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires that employee stock-based compensation is measured based on the grant date fair value of the related employee equity awards and is treated as an expense that is reflected in the financial statements over the related service period. SFAS No. 123R applies to all employee equity awards granted after adoption and to the unvested portion of employee equity awards outstanding as of adoption. We will adopt SFAS No. 123R using the modified-prospective method effective April 1, 2006. While we are currently evaluating the impact on our consolidated financial statements of the adoption of SFAS No. 123R, we anticipate that it will have a significant adverse impact on our future reported results of operations because employee stock-based compensation expense will be charged directly against our reported results, but will not affect our financial position or cash flows.

2. Restatement of Prior Periods Presented

We have restated our previously issued consolidated financial statements to reflect certain accounting adjustments. The decision to restate our consolidated financial statements was made by the Audit Committee of our Board of Directors on December 16, 2005, following consultation with, and upon the recommendation of, management and Ernst & Young LLP (“E&Y”), our independent registered public accounting firm. Our decision to restate was made in connection with a review of our Annual Report on Form 10-K for the year ended March 31, 2005 by the Corporate Finance Division of the SEC.

Our restated consolidated financial statements reflect the following accounting adjustments:

Timing of Revenue Recognition. Prior to January 2004, we generally recognized revenues from our term-based software license arrangements, which include both a software license and PCS, as follows:  64% of the total sales value attributed to the software license was recognized as revenue upon product shipment and the remaining 36%, which was associated with

PCS, was recognized as revenue over the PCS term. We have since determined that the fee for such arrangements cannot be unbundled and accounted for separately because we do not have VSOE of the fair value of the PCS. Rather, the entire arrangement fee should be recognized as revenue ratably over the term of the PCS.

Historically, we generally recognized revenues from our perpetual software license arrangements, which include both a software license and PCS, as follows:  85% of the total sales value attributed to the software license was recognized as revenue upon product shipment and the remaining 15%, which was attributed to PCS, was recognized as revenue over the PCS term. We have since determined that the fee for such arrangements cannot be unbundled and accounted for separately because we do not have VSOE of the fair value of the PCS. Rather, the entire arrangement fee should be recognized as revenue ratably over the term of the PCS.

Accordingly, we have restated our previously issued consolidated financial statements to reflect these changes in the timing of the revenue recognized associated with these software license arrangements.

Accounting for Software Development Costs. Historically, we capitalized a portion of our product development costs in accordance with SFAS No. 86. As a result of an internal review of our historical accounting for software development costs, we determined that we did not have contemporaneous evidence of the achievement of technological feasibility of our software development projects as required for capitalization under SFAS No. 86. As a result, we historically capitalized software development costs prior to the achievement of technological feasibility. Based on this review, we have determined that technological feasibility occurs shortly before our software products are available for general release. Using this revised methodology, we have determined that costs eligible for capitalization under SFAS No. 86 would not be material. Therefore, we have restated our previously issued consolidated financial statements to remove all historical capitalization of product development costs and related assets and amortization.

Classification of Expenses, Interest Income and Cash Flows From Discontinued Operations. We have restated our previously issued consolidated statements of operations to correct certain misclassifications of our general and administrative expenses and interest income between continuing and discontinued operations. These misclassifications resulted in an understatement of our loss from discontinued operations and a corresponding overstatement of our loss from continuing operations. We have also restated our previously issued consolidated statements of cash flows to report net cash provided by operating, investing and financing activities related to discontinued operations as separate line items in the statements of cash flows, as opposed to a single line item as previously reported.

Classification of Investments in Auction Rate Securities. We have restated our previously issued consolidated balance sheets and statements of cash flows to reflect the reclassification of investments in auction rate securities to marketable securities from cash and cash equivalents.

The financial information presented in the accompanying condensed consolidated financial statements and these notes to the condensed consolidated financial statements give effect to the restatement.

The following tables summarize the effect of the restatement on line items presented in our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2005:

Consolidated Balance Sheet as of March 31, 2005

	As of March 31, 2005
	As Previously Reported	As Restated
	(In thousands)
Cash and cash equivalents	$24,010	$21,256
Marketable securities	32,662	35,416
Software development costs, net	8,553	—
Total assets	160,554	152,415
Current portion of deferred revenue	35,005	49,083
Total current liabilities	54,079	68,157
Deferred revenue, net of current portion	7,591	9,531
Accumulated deficit	(149,260)	(173,417)
Total stockholders’ equity	93,753	69,596
Total liabilities and stockholders’ equity	160,554	152,415

Consolidated Statements of Operations for the three and nine months ended December 31, 2004

	Three Months Ended December 31, 2004		Nine Months Ended December 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands, except per share amounts)
Revenue	$22,229	$19,600	$50,687	$58,138
Operating costs and expenses:
Cost of revenue	5,161	4,210	12,084	9,483
Product development	4,659	6,409	13,164	16,582
Sales and marketing	10,109	10,109	25,348	25,348
General and administrative	4,139	4,139	11,827	11,827
Severance and lease abandonment charges	3,612	3,612	3,612	3,612
Acquired in-process product development	(250)	(250)	450	450
Spin-off transaction costs	—	—	—	—
Total operating costs and expenses	27,430	28,229	66,485	67,302
Operating loss from continuing operations	(5,201)	(8,629)	(15,798)	(9,164)
Interest and other income, net	184	184	1,257	1,257
Loss from continuing operations before income taxes	(5,017)	(8,445)	(14,541)	(7,907)
Income tax expense (benefit)	(362)	(362)	252	252
Loss from continuing operations	(4,655)	(8,083)	(14,793)	(8,159)
Loss from discontinued operations	—	—	(1,117)	(1,117)
Net loss	$(4,655)	$(8,083)	$(15,910)	$(9,276)

Basic and diluted loss per share amounts:
Loss from continuing operations	$(0.18)	$(0.31)	$(0.60)	$(0.33)
Loss from discontinued operations	—	—	(0.04)	(0.04)
Net loss	$(0.18)	$(0.31)	$(0.64)	$(0.37)

Consolidated Statements of Cash Flows for the nine months ended December 31, 2004

	Nine Months Ended December 31, 2004
	As Previously Reported	As Restated
	(In thousands)
Net cash used in operating activities	$(18,184)	$(19,532)
Net cash provided by (used in) investing activities	42,916	(3,535)
Net cash provided by (used in) financing activities	1,625	(3,820)
Change in cash and cash equivalents of discontinued operations	(1,233)	5,426
Net decrease in cash and cash equivalents	(20,918)	(20,918)
Cash and cash equivalents, beginning of period	39,704	39,704
Cash and cash equivalents, end of period	18,786	18,786

3.        Net Loss Per Share

We compute net loss per share pursuant to SFAS No. 128, Earnings Per Share. Accordingly, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents.

Potentially dilutive common stock equivalents consist of common stock options and restricted stock that has not yet fully vested. Potentially dilutive common stock equivalents that were excluded from the basic and diluted net loss per share calculations as their effect would be anti-dilutive totaled approximately 2.6 million shares and 3.7 million shares for the three and nine months ended December 31, 2005, respectively, and 3.6 million shares and 2.7 million shares for the three and nine months ended December 31, 2004, respectively.

4.        Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, we account for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, stock-based compensation expense related to employee stock options is recognized if, on the date of grant, the exercise price of employee stock option is less than the fair market value of the underlying common stock.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to our employee stock awards. For purposes of the SFAS No. 123 pro forma disclosures, the estimated fair value of employee stock awards has been amortized to expense over the related vesting period of the award on a straight-line basis.

	Three Months Ended December 31,		Nine Months Ended December 31.
	2005	2004	2005	2004
		(Restated)		(Restated)
	(In thousands, except per share amounts)
Net loss, as reported	$(567)	$(8,083)	$(1,312)	$(9,276)
Add: Stock-based employee compensation expense included in net loss, as reported	209	226	643	405
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards	(996)	(1,665)	(4,290)	(5,697)
Pro forma net loss	$(1,354)	$(9,522)	$(4,959)	$(14,568)
Net loss per share:
Basic and diluted - as reported	$(0.02)	$(0.31)	$(0.05)	$(0.37)
Basic and diluted - pro forma	$(0.05)	$(0.37)	$(0.19)	$(0.59)

The fair value of employee stock awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended December 31,
	2005	2004
Expected volatility	60%	69%
Risk-free interest rate	4.7%	3.9%
Expected option life in years	5.0	3.7
Expected dividend yield	0%	0%
Weighted average per share grant date fair value	$3.79	$3.95

5.        Comprehensive Loss

For the three and nine months ended December 31, 2005 and 2004, comprehensive loss consists of the following:

	Three Months Ended December 31,		Nine Months Ended December 31.
	2005	2004	2005	2004
		(Restated)		(Restated)
	(In thousands)
Net loss	$(567)	$(8,083)	$(1,312)	$(9,276)
Foreign currency translation adjustment	(171)	587	(831)	363
Unrealized gain (loss) on marketable securities	21	(218)	63	(1,005)
Total comprehensive loss	$(717)	$(7,714)	$(2,080)	$(9,918)

6.        Segment Information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, our operations have been aggregated into one reportable segment given the similarities of economic characteristics between the operations and the common nature of the products, services and customers.

7.        Guarantees

Guarantee of Lease Obligation of Others

On April 30, 2004, we spun-off our drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. (“PDD”), into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. In connection with this spin-off, the landlords of the New Jersey facilities which were used by our PDD operations consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $26 million as of December 31, 2005. In accordance with FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair market value of the guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. At each of December 31, 2005 and March 31, 2005, the liability for our guarantee of the lease obligation was $0.7 million.

Other Guarantees and Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of December 31, 2005.

8.        Severance and Lease Abandonment

The following summarizes the changes in our severance and lease abandonment liability:

	Severance Costs for Involuntary Employee Terminations	Costs to Exit Lease Obligations	Total
	(In thousands)
Balance at December 31, 2002	$544	$1,731	$2,275
Cash payments	(449)	(281)	(730)
Adjustment to liability	(95)	(289)	(384)
Balance at December 31, 2003	—	1,161	1,161
Additional severance charges	2,813	—	2,813
Cash payments	(2,197)	(65)	(2,262)
Balance at March 31, 2004	616	1,096	1,712
Additional severance and lease abandonment charges	1,358	3,956	5,314
Cash payments	(907)	(1,342)	(2,249)
Adjustment to liability	—	(167)	(167)
Effect of foreign exchange	—	(17)	(17)
Balance at March 31, 2005	1,067	3,526	4,593
Cash payments	(877)	(1,210)	(2,087)
Effect of foreign exchange	(16)	(55)	(71)
Balance at December 31, 2005	$174	$2,261	$2,435

During fiscal year 2002, we implemented various actions designed to improve our operations and overall financial performance through workforce reductions and the abandonment of two leased facilities. As a result of the implementation of these actions, we recognized a charge of $4.3 million, consisting of $2.3 million in severance benefits from the termination of 71 employees and $2.0 million related to the abandonment of the two leased facilities. The severance benefits were paid in full in fiscal year 2003. During fiscal year 2003, we negotiated the termination of the operating lease for one of the abandoned leased facilities and finalized certain remaining severance obligations which resulted in a $0.4 million reduction to the original $2.0 million liability. Additionally, during fiscal year 2005, we subleased the other abandoned leased facility which resulted in a $0.2 million reduction to the original $2.0 million liability. Our lease obligation for this facility terminates in fiscal year 2008.

During the three months ended March 31, 2004, we implemented a workforce reduction of 73 employees designed to improve the efficiency of our product development activities and reduce general and administrative costs. As a result of the implementation of this workforce reduction, we incurred a charge of $2.8 million for severance benefits for the terminated employees. The severance benefits were paid in full in fiscal year 2005.

During fiscal year 2005, as a result of the relocation of our corporate headquarters, we recorded a lease abandonment charge of $3.6 million representing the future lease obligations, net of estimated future sublease income. Our lease obligation for this facility terminates in fiscal year 2007.

Additionally, during fiscal year 2005, we implemented various actions designed to improve the efficiency of our sales department and eliminate duplicative general and administrative personnel through workforce reductions and the abandonment of a leased facility in Germany. As a result of the implementation of these actions, we recognized a charge of $1.7 million, consisting of $1.4 million in severance benefits from the termination of 42 employees and $0.3 million related to the abandonment of the leased facility. The severance benefits were paid in full in fiscal year 2006. Our lease obligation for the abandoned facility terminates in fiscal year 2010.

9.        Subsequent Event

In March 2006, we implemented various actions designed to realign our resources with our portfolio of products and services, eliminate redundancies in our workforce and streamline our operations through workforce reductions and abandoning a portion of a leased facility in the United Kingdom. As a result of the implementation of these actions, in March 2006, we recognized a charge of $3.2 million, consisting of $1.8 million in severance benefits from the termination of approximately 50 employees and $1.4 million for our future lease obligations related to the abandoned facility, net of estimated future sublease income. We anticipate completing the workforce reductions and payment of severance benefits in the first quarter of fiscal year 2007. The lease obligation for the abandoned facility terminates in fiscal year 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used anywhere in this Quarterly Report on Form 10-Q (this “Report”), the words “expect”, “believe”, “anticipate”, “estimate”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements. These forward-looking statements may include statements addressing our future financial and operating results. We have based these forward-looking statements on our current expectations about future events. Such statements are subject to certain risks and uncertainties including those related to execution upon our strategic plans, the successful release and acceptance of new products, the demand for new and existing products, additional competition, changes in economic conditions and those described in documents we have filed with the Securities and Exchange Commission, including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and subsequent reports on Form 10-Q and Form 10-K. All forward-looking statements in this document are qualified entirely by the cautionary statements included in this document and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this document. These forward-looking statements speak only as of the date of this document. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Report.

Restatement of Financial Statements

We have restated our previously issued consolidated financial statements to reflect certain accounting adjustments. Our restated consolidated financial statements reflect changes to the timing of revenue recognized under term-based and perpetual software license arrangements which include multiple elements (typically software licenses and PCS) and a change in accounting for software development costs. Our restated consolidated financial statements also reflect the reclassification of general and administrative expenses and interest income between continuing and discontinued operations, the reclassification of cash flows from discontinued operations as net cash provided by (used in) discontinued operating activities, investing activities and financing activities, as opposed to a single line item as previously reported, and the reclassification of investments in auction rate securities to marketable securities from cash and cash equivalents. The impact of the restatement on our previously issued financial statements is described more fully in Note 2 to our condensed consolidated financial statements included elsewhere in this Report.

Overview

Our Business

We design, develop, market, and support software and related services that facilitate the discovery and development of new and improved products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries. Using our products, researchers may increase the speed and efficiency of the research and development cycle, thereby reducing product development costs and shortening the time to market for new product introductions and process improvements. Our customers include leading commercial, government and academic organizations. Many of the largest pharmaceutical, biotechnology, chemical, and petroleum companies worldwide use our products. We market our products and services worldwide, principally through our direct sales force, augmented by the use of third-party distributors.

Our Marketplace

Historically, we have primarily sold molecular modeling and simulation software. The market for molecular modeling and simulation products in the pharmaceutical and biotechnology industries is challenging due to the maturity of the market, industry consolidation, reduction in the level of discovery research activity, and increased competition, including competition from open source software. We also sell modeling and simulation products to the chemical, petrochemical and materials industries. We believe these industries are in the early stages of adoption of these technologies. Thus we believe the market for our products within these industries is nascent and has experienced modest growth over the past several years. Following the acquisition of SciTegic, we began to offer data-pipelining and workflow software. This technology is widely applicable within our target industries and represents a significant growth opportunity. There is currently limited competition to this technology in our targeted industries, and we are experiencing strong adoption rates within our customer base.

Our Strategy

Our objective is to strengthen our position as a leading provider of software-based scientific computation, analysis, informatics, knowledge management, workflow products and services. We plan to accomplish our objective by providing a comprehensive set of integrated products and services that are central to the enterprise-wide research and development activities of our customers, and by connecting these tools within an information technology framework. This framework makes it easier for research and development organizations to manage data, information, knowledge, and collaborative processes.

Our strategy for growth is to expand usage of our products and services by marketing and distributing our solutions to a broader group of users, including scientists, engineers and information technology professionals, within our existing customers, as well as to new customers in other industries.

A key enabler of this strategy is the data pipelining and workflow technology we acquired through our SciTegic acquisition. We are utilizing this technology to enable our customers to build solutions which allow them to integrate scientific software and content from across the research and development spectrum. Selling solutions is fundamentally different than our traditional sale of stand-alone modeling and simulation products. We are focused on enhancing our sales processes to emphasize solutions selling and strategic account management. We are also expanding our professional services capabilities to enable our customers to deploy these solutions.

In addition to the activities underway in our sales and service functions, we continue to focus on the componentization of our entire suite of products on our Discovery Studio and Materials Studio platforms. In fiscal year 2007, we expect to continue the migration of our life sciences applications to the Discovery Studio platform with the expected launch of Discovery Studio 1.7 by the end of the fiscal year.

Finally, in addition to our focus on revenue growth, we continuously evaluate our personnel requirements and cost structure. Over the past several years we have significantly reduced our operating costs through workforce reductions and other cost-savings measures. We will continue our focus on cost control, as well as working capital management as we strive to improve our financial performance.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to revenue recognition, income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the bases for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies are described in more detail in Note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. We have identified the following as the most critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenues in accordance with the AICPA SOP No. 97-2, as amended, SAB No. 104, and EITF Issue No. 00-21.

We generate revenue from the following primary sources:

•    software licenses,

•    provision of support and maintenance services on licensed software, referred to as PCS, and

•    training, installation and implementation services.

Customer payments received in connection with our revenue-generating activities are recorded as deferred revenue. We recognize revenue as set forth below and when all of the following criteria are met:

•    a fully executed written contract and/or purchase order has been obtained from the customer (i.e., persuasive evidence of an arrangement exists),

•    the contractual price of the product or services has been defined and agreed to in the contract (i.e., price is fixed or determinable),

•    delivery of the product or service has occurred and no material uncertainties regarding customer acceptance of the delivered product or service exist, and

•    collection of the purchase price from the customer is deemed probable.

Software Licenses

We license software either perpetually or on a term basis. Our standard perpetual software licensing arrangements include twelve months of bundled PCS, while our standard term-based software licensing arrangements typically include PCS for the full duration of the term license. Because we do not have VSOE of the fair value of these elements, we recognize as revenue the entire fee for such licenses ratably over the term of the bundled PCS. Certain of our term-based licenses also allow the customer to substitute purchased products for other products of equal value throughout the term. We account for these arrangements as in-substance subscriptions and, accordingly, we recognize the entire fee for such licenses ratably over the contractual term of the arrangement, which is typically the same as the term of the bundled PCS.

Renewal of PCS under Perpetual Software Licenses

Our PCS includes the right to receive unspecified upgrades or enhancements and technical support. Fees from customer renewals of PCS related to previously purchased perpetual licenses are recognized ratably over the term of the PCS.

Training, Installation and Implementation Services

We provide certain services to our customers, including product training, non-complex product installation and non-complex implementation services which are non-essential to the operation of the software. When sold separately, revenue from these services is generally recognized as the services are delivered, according to the contractual terms. Amounts billed but not yet recognized as revenue, and other payments received prior to recognition of revenue, are recorded as deferred revenue.

Multi-Element Arrangements

For multi-element arrangements which include software licenses, PCS and non-complex training, installation and implementation services which are non-essential to the operation of the software, the entire fee for such arrangements is recognized as revenue ratably over the term of the PCS or delivery of the services, whichever is longer.

Software Development Costs

We account for costs incurred to develop our software products in accordance with SFAS No. 86. Accordingly, costs incurred in the research and development of new software products and significant enhancements to existing software products are expensed as incurred, until the technological feasibility of the product has been established. Technological feasibility occurs shortly before our software products are available for general release, and we have determined that costs eligible for capitalization are not material. Accordingly, there were no capitalized software development costs as of December 31, 2005 and March 31, 2005.

Valuation of Goodwill

Our goodwill resulted from acquisitions made in fiscal years 1999, 2000, 2001 and 2005. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review goodwill for impairment at least annually in our fiscal fourth quarter and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of the reporting unit to which the goodwill has been assigned below its carrying value. Examples of such events or circumstances include:  a significant adverse change in legal factors or in the business climate, a significant decline in our stock price, a significant decline in our projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of a reporting unit.

Our goodwill is considered to be impaired if we determine that the carrying value of the reporting unit to which the goodwill has been assigned exceeds its estimated fair value. We perform our annual goodwill impairment test in our fiscal fourth quarters. Based on the guidance provided by SFAS No. 142 and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, management has determined that our company consists of only one reporting unit given the similarities of economic characteristics between the operations and the common nature of the products, services and customers. Because we have only one reporting unit, and we are publicly traded, we determine the fair value of the reporting unit based on our market capitalization as we believe this represents the best evidence of fair value.

Because we determine the fair value of our reporting unit based on our market capitalization, our future reviews of goodwill for impairment may be impacted by changes in the price of our common stock. For example, a significant decline in the price of our common stock may cause the fair value of our goodwill to fall below its carrying value. Therefore, we cannot assure you that when we complete our future reviews of goodwill for impairment that a material impairment charge will not be recorded.

Valuation of Indefinite-Lived Intangible Asset

In connection with our acquisition of SciTegic in September 2004, we acquired the SciTegic trade name which was determined to be indefinitely lived. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review our indefinite-lived intangible asset for impairment at least annually in our fiscal fourth quarter and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of the asset below its carrying value. Examples of such events or circumstances include:  a significant adverse change in legal factors or in the business climate, a significant decline in our stock price, a significant decline in our projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of an asset.

Our indefinite-lived intangible asset is considered to be impaired if we determine that the carrying value of the asset exceeds its estimated fair value. We perform our annual indefinite-lived intangible asset impairment test in our fiscal fourth quarters. We estimate the fair value of our indefinite-lived intangible asset utilizing a discounted cash flow analysis which considers the potential royalties that would otherwise be paid to an independent third party for use of the trade name. Key assumptions included in the discounted cash flow analysis include projections of future revenue growth, market royalty rates for similar assets and the after-tax rate of return on the asset.

We cannot assure you that the underlying assumptions used to forecast the cash flows will materialize as estimated. For example, if our projections of future revenue growth do not materialize, the fair value of our indefinite-lived intangible asset may fall below its carrying value. Therefore, we cannot assure you that when we complete our future reviews of our indefinite-lived intangible asset for impairment that a material impairment charge will not be recorded.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets to be held and used, including acquired intangible assets subject to amortization and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the market price of an asset or asset group, a significant adverse change in the extent or manner in which an asset or asset group is being used, the loss of legal ownership or title to the asset, significant negative industry or economic trends or the presence of other indicators that would indicate that the carrying amount of an asset or asset group is not recoverable.

A long-lived asset is considered to be impaired if the estimated undiscounted future cash flows resulting from the use of the asset and its eventual disposition are not sufficient to recover the carrying value of the asset. In order to estimate an asset’s undiscounted future cash flows, we utilize our internal forecast of our future operating results and cash flows, our strategic business plans and anticipated future economic and market conditions. There are inherent estimates and assumptions underlying this information and management’s judgment is required in the application of this information to the determination of an asset’s undiscounted future cash flows. No assurance can be given that the underlying estimates and assumptions utilized in our determination of an asset’s undiscounted future cash flows will materialize as anticipated. During the nine months ended December 31, 2005, we did not identify any conditions that would necessitate an impairment assessment of our long-lived assets.

Income Taxes

Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of intercompany arrangements to share revenue and costs. In such arrangements there are uncertainties about the amount and manner of such sharing which could ultimately result in changes once the arrangements are reviewed by taxing authorities. Although we believe that our approach to determining the amount of such arrangements is reasonable, no assurance can be given that the final resolution of these matters will not be materially different than that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax expense or benefit in the period in which such determination is made.

We establish a valuation allowance against our net deferred tax assets to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in the expected realization of our deferred tax assets depends on our ability to generate sufficient future taxable income. Our ability to generate enough taxable income to utilize our deferred tax assets depends on many factors, among which are our ability to deduct tax loss carryforwards against future taxable income, the effectiveness of our tax planning strategies, reversing deferred tax liabilities and any significant changes in the tax treatment received on our business combinations. Since our inception, we have provided a full valuation allowance against our net U.S. deferred tax assets as we do not believe the ultimate realization of our deferred tax assets is more likely than not.

Results of Operations

Our results of operations give effect to the restatement of our previously issued consolidated financial statements as more fully described in Note 2 to our condensed consolidated financial statements included elsewhere in this Report.

Our results of operations include the results of operations of SciTegic from September 27, 2004, the date of the acquisition.

Comparison of the Three Months Ended December 31, 2005 and 2004

Revenue

Revenue increased $0.8 million or 4% to $20.4 million for the three months ended December 31, 2005, as compared to $19.6 million for the three months ended December 31, 2004. The increase in revenue was primarily attributable to growth in product sales of our data pipelining and workflow software and solutions, partially offset by continued declines in sales of modeling and simulation products to biopharmaceutical companies.

Operating Costs and Expenses

	Three Months Ended December 31,
	2005		2004
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue	Percentage Change
	(In thousands, except percentages)
Cost of revenue	$4,361	21%	$4,210	21%	4%
Product development	4,952	24%	6,409	33%	(23)%
Sales and marketing	8,675	42%	10,109	52%	(14)%
General and administrative	3,612	18%	4,139	21%	(13)%
Severance and lease abandonment charges	—	—	3,612	18%	(100)%
Acquired in-process product development	—	—	(250)	(1)%	100%
Total operating expenses	21,600	106%	28,229	144%	(23)%
Operating loss from continuing operations	$(1,167)	(6)%	$(8,629)	(44)%	(86)%

Cost of Revenue. Cost of revenue increased $0.2 million or 4% to $4.4 million for the three months ended December 31, 2005, as compared to $4.2 million for the three months ended December 31, 2004. As a percentage of revenue, cost of revenue was consistent at 21% of revenue for the three months ended December 31, 2005 and 2004, respectively. The increase in cost of revenue was primarily attributable to an increase in client services costs resulting from an increase in personnel in our consulting and contract research departments.

Product Development Expenses. Product development expenses decreased $1.4 million or 23% to $5.0 million for the three months ended December 31, 2005, as compared to $6.4 million for the three months ended December 31, 2004. As a percentage of revenue, product development decreased to 24% for the three months ended December 31, 2005, as compared to 33% for the three months ended December 31, 2004. The decrease in product development expenses was primarily attributable to lower personnel expenses resulting from headcount reductions during fiscal year 2005 and improved cost management.

Sales and Marketing Expenses. Sales and marketing expenses decreased $1.4 million or 14% to $8.7 million for the three months ended December 31, 2005, as compared to $10.1 million for the three months ended December 31, 2004. As a percentage of revenue, sales and marketing expenses decreased to 42% for the three months ended December 31, 2005, as compared to 52% for the three months ended December 31, 2004. The decrease in sales and marketing expenses was primarily attributable to lower personnel expenses resulting from headcount reductions during fiscal year 2005 as we took measures to improve the efficiency of our salesforce.

General and Administrative Expenses. General and administrative expenses decreased $0.5 million or 13% to $3.6 million for the three months ended December 31, 2005, as compared to $4.1 million for the three months ended December 31, 2004. As a percentage of revenue, general and administrative expenses decreased to 18% for the three months ended December 31, 2005, as compared to 21% for the three months ended December 31, 2004. The decrease in general and administrative costs was primarily attributable to lower personnel expenses resulting from headcount reductions during fiscal year 2005 and a decrease in outside consulting fees related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) resulting from efficiencies gained in the second year of compliance.

Severance and Lease Abandonment Charges. No severance and lease abandonment charges were recognized during the three months ended December 31, 2005, as compared to severance and lease abandonment charges of $3.6 million for the three months ended December 31, 2004. During the three months ended December 31, 2004, as a result of the relocation of our corporate headquarters, we recorded a lease abandonment charge of $3.6 million representing our future lease obligations, net of sublease income.

Acquired In-Process Product Development. During the three months ended December 31, 2004, we completed the valuation of the assets acquired in our acquisition of SciTegic on September 27, 2004, which resulted in a $0.3 million decrease in the value of acquired in-process product development from the preliminary estimate.

Net Interest and Other Income

Net interest and other income was $0.5 million for the three months ended December 31, 2005, as compared to $0.2 million for the three months ended December 31, 2004. The increase in net interest and other income was primarily attributable to increased foreign exchange gains recognized in the three months ended December 31, 2005 resulting from the strengthening of the U.S dollar.

Income Tax Benefit

We recognized an income tax benefit of $0.1 million for the three months ended December 31, 2005, as compared to a benefit of $0.4 million for the three months ended December 31, 2004. The income tax benefit recognized in the three months ended December 31, 2005 was primarily attributable to a decrease in taxable income generated by certain of our foreign operations. The income tax benefit recognized in the three months ended December 31, 2004 was primarily attributable to a $0.9 million income tax benefit related to a refund of taxes previously withheld in Japan, offset by income tax expense resulting from taxable income generated by certain of our foreign operations.

Comparison of the Nine Months Ended December 31, 2005 and 2004

Revenue

Revenue increased $4.5 million or 8% to $62.6 million for the nine months ended December 31, 2005, as compared to $58.1 million for the nine months ended December 31, 2004. The increase in revenue was primarily attributable to the additive effect of a full nine months of revenue recognized by our SciTegic subsidiary included in the nine months ended December 31, 2005, as compared to SciTegic revenues from the date of the acquisition included in the nine months ended December 31, 2004, partially offset by continued declines in sales of modeling and simulation products to biopharmaceutical companies.

Operating Costs and Expenses

	Nine Months Ended December 31,
	2005		2004
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue	Percentage Change
	(In thousands, except percentages)
Cost of revenue	$12,669	20%	$9,483	16%	34%
Product development	16,374	26%	16,582	29%	(1)%
Sales and marketing	24,560	39%	25,348	44%	(3)%
General and administrative	11,304	18%	11,827	20%	(4)%
Severance and lease abandonment charges (recoveries)	(4)	(0)%	3,612	6%	(100)%
Acquired in-process product development	—	—	450	1%	(100)%
Total operating expenses	64,903	104%	67,302	116%	(4)%
Operating loss from continuing operations	$(2,331)	(4)%	$(9,164)	(16)%	(75)%

Cost of Revenue. Cost of revenue increased $3.2 million or 34% to $12.7 million for the nine months ended December 31, 2005, as compared to $9.5 million for the nine months ended December 31, 2004. As a percentage of revenue, cost of revenue increased to 20% for the nine months ended December 31, 2005, as compared to 16% for the nine months ended December 31, 2004. The increase in cost of revenue was primarily attributable to a $1.4 million increase in client services costs resulting from an increase in personnel in our consulting and contract research departments, a $0.5 million increase in royalties resulting from the increase in revenue and a $0.7 million increase in intangible asset amortization resulting from a full nine months of amortization of the intangible assets resulting from the acquisition of SciTegic in September 2004.

Product Development Expenses. Product development expenses decreased $0.2 million or 1% to $16.4 million for the nine months ended December 31, 2005, as compared to $16.6 million for the nine months ended December 31, 2004. As a percentage of revenue, product development expenses decreased to 26% for the nine months ended December 31, 2005, as compared to 29% for the nine months ended December 31, 2004. The decrease in product development expenses was primarily attributable to lower personnel expenses resulting from headcount reductions during fiscal year 2005 and improved cost management, offset by additional product development activities resulting from our acquisition of SciTegic during fiscal year 2005.

Sales and Marketing Expenses. Sales and marketing expenses decreased $0.7 million or 3% to $24.6 million for the nine months ended December 31, 2005, as compared to $25.3 million for the nine months ended December 31, 2004. As a percentage of revenue, sales and marketing expenses decreased to 39% for the nine months ended December 31, 2005, as compared to 44% for the nine months ended December 31, 2004. The decrease in sales and marketing expenses was primarily attributable to lower personnel expenses resulting from headcount reductions during fiscal year 2005 as we took measures to improve the efficiency of our salesforce.

General and Administrative Expenses. General and administrative expenses decreased $0.5 million or 4% to $11.3 million for nine months ended December 31, 2005, as compared to $11.8 million for the nine months ended December 31, 2004. As a percentage of revenue, general and administrative expenses decreased to 18% for the nine months ended December 31, 2005, as compared to 20% for the nine months ended December 31, 2004. The decrease in general and administrative expenses was primarily attributable to lower personnel expenses resulting from headcount reductions during fiscal year 2005 and a decrease in outside consulting fees related to compliance with Section 404 of Sarbanes-Oxley resulting from efficiencies gained in the second year of compliance.

Severance and Lease Abandonment Charges (Recoveries). During the nine months ended December 31, 2005, we recovered previously recognized severance and lease abandonment charges of $4,000, as compared to severance and lease abandonment charges of $3.6 million recognized during the nine months ended December 31, 2004. During the three months ended December 31, 2005, as a result of the relocation of our corporate headquarters, we recorded a lease abandonment charge of $3.6 million representing our future lease obligations, net of sublease income.

Acquired In-Process Product Development. In connection with our acquisition of SciTegic on September 27, 2004, we recorded a non-cash charge of $0.5 million for the estimated fair value of acquired in-process product development.

Net Interest and Other Income

Net interest and other income was $1.6 million for the nine months ended December 31, 2005, as compared to $1.3 million for the nine months ended December 31, 2004. The increase in net interest and other income was primarily attributable to increased foreign exchange gains recognized in the nine months ended December 31, 2005 resulting from the strengthening of the U.S. dollar.

Income Tax Expense

We recognized income tax expense of $0.6 million for the nine months ended December 31, 2005, as compared to $0.3 million for the nine months ended December 31, 2004. The increase in income tax expense was primarily attributable to a $0.9 million income tax benefit related to a refund of taxes previously withheld in Japan recognized in the nine months ended December 31, 2004.

Loss from Discontinued Operations

On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. In accordance with SFAS No. 144, we have reported PDD’s results of operations, assets and liabilities, and cash flows as discontinued operations in our consolidated financial statements for all periods presented. There were no discontinued operations reported during the nine months ended December 31, 2005 as PDD was spun-off prior to the start of the fiscal year. During the nine months ended December 31, 2004, we recognized a loss from discontinued operations of $1.1 million, or $0.04 per share, which consisted of revenue of $1.3 million and expenses of $2.4 million.

Liquidity and Capital Resources

We had cash, cash equivalents, restricted cash, and marketable securities of $50.1 million as of December 31, 2005, as compared to $63.3 million as of March 31, 2005, a decrease of $13.2 million. Significant components of this decrease include cash used in operations of $10.6 million and net purchases of property and equipment of $2.6 million.

Net cash used in operating activities was $10.6 million for the nine months ended December 31, 2005, as compared to $19.5 million for the nine months ended December 31, 2004. The increase in cash flows from operating activities was primarily attributable to reduced operating expenditures.

Net cash provided by investing activities was $5.2 million for the nine months ended December 31, 2005, as compared to net cash used in investing activities of $3.5 million for the nine months ended December 31, 2004. Significant components of cash flows from investing activities for the nine months ended December 31, 2005 included net purchases of property and equipment of $2.6 million and a net decrease in our marketable securities portfolio of $7.7 million. Significant components of cash flows from investing activities for the nine months ended December 31, 2004 included $10.9 million in cash paid to acquire SciTegic, $3.7 million of net purchases of property and equipment and a net decrease in our marketable securities portfolio of $11.5 million.

Net cash provided by financing activities was $0.9 million for the nine months ended December 31, 2005, compared to net cash used in financing activities of $3.8 million for the nine months ended December 31, 2004. Cash flows from financing activities for the nine months ended December 31, 2005 consisted of proceeds from the issuance of our common stock from the exercise of employee stock options. Significant components of cash flows from financing activities for the nine months ended December 31, 2004 included $1.6 million in proceeds from the issuance of our common stock from the exercise of employee stock options and $5.4 million in cash contributed to PDD in the spin-off.

We have funded our activities to date primarily through the sales of software licenses and related services, the issuance of equity securities, and, prior to the spin-off of PDD, drug discovery services.

We anticipate that our capital requirements may increase in future periods as a result of seasonal sales trends, additional product development activities, and the acquisition of additional equipment. Our capital requirements may also increase in future periods as we seek to expand our technology platform through investments, licensing arrangements, technology alliances, or acquisitions.

We anticipate that our existing capital resources will be adequate to fund our operations at least through fiscal year 2007. However, there can be no assurance that changes will not occur that would consume available capital resources before then. Our capital requirements depend on numerous factors, including our ability to continue to generate software sales, the purchase of additional capital equipment and acquisitions of other businesses or technologies. There can be no assurance that additional funding, if necessary, will be available to us on favorable terms, if at all. Our forecast for the period of time through which our financial resources will be adequate to support our operations is forward looking information, and actual results could vary.

In March 2006, we implemented various actions designed to realign our resources with our portfolio of products and services, eliminate redundancies in our workforce and streamline our operations. As a result of these actions, we anticipate realizing annual savings of approximately $6 million. In connection with the implementation of these actions, in March 2006, we recognized a charge of $3.2 million, consisting of $1.8 million in severance benefits from the termination of approximately 50 employees and $1.4 million for our future lease obligations related to the abandonment of a facility, net of estimated future sublease income. We anticipate completing the workforce reductions and payment of severance benefits in the first quarter of fiscal year 2007. The lease obligation for the abandoned facility terminates in fiscal year 2016.

Risk Factors

You should carefully consider the risks described below before investing in our publicly-traded securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions, geopolitical changes and international operations. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity. The risks described below could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Report, the information incorporated herein by reference and those we may make from time to time.

Certain Risks Related to Our Marketplace and Environment

Our revenue from the sale of modeling, simulation and informatics software to the life science discovery research marketplace, which has historically constituted a significant portion of our overall revenue, has been declining over the past several years and may continue to decline in future years. Historically we have derived a significant portion of our revenue from the sale of modeling, simulation and informatics software to the discovery research departments in pharmaceutical and biotechnology companies. Such revenues have been declining over the past several years. We believe this decline is due to several factors, including industry consolidation, a general reduction in the level of discovery research activity by our customers, increased competition, including competition from open source software, and reductions in profit and related information technology spending by our customers, due in part to the expiration of patents on profitable drugs. If such declines continue and we do not increase the revenue we derive from our other product and service offerings, our business could be adversely impacted.

Our ability to sustain or increase revenues will depend upon our success in developing, marketing and selling software and service solutions to both our existing customers and to new customers. Our strategy involves transforming our product and service offerings by providing tools and components to our customers which allow our customers to integrate software applications and data more easily. A key enabler of this strategy is the data pipelining and workflow technology we acquired through the September 2004 acquisition of SciTegic, Inc. We are utilizing SciTegic’s Pipeline Pilot technology to enable our customers to build solutions which allow them to receive greater value from their data, information and knowledge. Selling this type of solution is fundamentally different than our historical sale of modeling and simulation products, and this type of offering is dependant upon our ability to build a successful services offering. Our sales and services management are focused on transforming our sales process to allow us to be successful with this type of sale. In addition, we are adding personnel and defining services offerings to enable our customers to successfully deploy these solutions. There can be no assurance that we will be successful in this transformation of our sales processes and in the building of our services capabilities. If we are not successful, our ability to sustain or increase revenue may be adversely impacted.

Our ability to sustain or increase revenues will depend upon our success in entering new markets and in deriving additional revenues from our existing customers. Our products are currently used primarily by molecular modeling and simulation specialists in discovery research organizations. Our strategy is to expand usage of our products and services by marketing and distributing our software to a broader, more diversified group of biologists, chemists, engineers and informaticians within our existing pharmaceutical and biotechnology customers, as well as to new customers in other industries. However, our products and services may not achieve market acceptance or penetration in targeted new departments within our customers or in new industries. As a result, we may not be able to sustain or increase revenue.

We may be unable to develop strategic relationships with our customers. Our strategy is to expand usage of our products and services by marketing and distributing solutions to a broader, more diversified group of biologists, chemists, engineers and informaticians throughout our customers’ research and development organizations. A key component of our business strategy is to become a preferred provider of scientific software and solutions. Becoming a preferred vendor will require substantial re-training and new skills development within our sales and service personnel and deployment of a successful account-management sales model. We believe that developing strategic relationships with our customers may lead to additional revenue opportunities. However, there can be no assurance that any such relationships will develop or that such relationships will produce additional revenue or profit opportunities.

Consolidation within the pharmaceutical and biotechnology industries may continue to lead to fewer potential customers for our products and services. A significant portion of our customer base consists of pharmaceutical and biotechnology companies. Continued consolidation within the pharmaceutical and biotechnology industries may result in fewer customers for our products and services. If one of the parties to a consolidation uses the products or services of our competitors, we may lose existing customers as a result of such consolidation.

Health care reform and restrictions on reimbursement may affect the ability of pharmaceutical, biotechnology and industrial chemical companies to purchase or license our products or services, which may affect our results of operations and financial condition. The continuing efforts of government and third-party payers in the markets we serve to contain or reduce the cost of health care may reduce the profitability of pharmaceutical, biotechnology and industrial chemical companies causing them to reduce research and development expenditures. Because our products and services depend on such research and development expenditures, our revenues may be significantly reduced. We cannot predict what actions federal, state or private payers for health care goods and services may take in response to any health care reform proposals or legislation.

We face strong competition in the scientific software sector. The market for our products is intensely competitive. We currently face competition from other scientific software providers, larger technology and solutions companies, in-house development by our customers, as well as academic and government institutions and the open source community.

Some of our competitors and potential competitors in this sector have longer operating histories than us and have greater financial, technical, marketing, research and development and other resources. Many of our competitors offer products and services directed at more specific markets than those we target, enabling these competitors to focus a greater proportion of their efforts and resources on these markets. Some offerings that compete with our products are developed and made available at lower cost by government organizations and academic institutions, and these entities may be able to devote substantial resources to product development and also offer their products to users for little or no charge. We also face competition from open source software initiatives, in which developers provide software and intellectual property free over the Internet. In addition, many of our customers spend significant internal resources in order to develop their own software.

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

We are subject to pricing pressures in the markets we serve. We operate in an intensely competitive marketplace which has led to significant pricing pressure and declines in average selling price over the past several years. In response to competition and general adverse economic conditions in the markets we serve, we may be required to modify our pricing practices. Changes in our pricing model could lead to a decline or delay in revenue as our sales force and customers adjust to the new pricing policies. This development may adversely affect our revenue and earnings.

Our operations may be interrupted by the occurrence of a natural disaster or other catastrophic event at our primary facilities. Our research and development operations and administrative functions are primarily conducted at our facilities in San Diego, California, Cambridge, United Kingdom, and Bangalore, India. We also conduct sales and customer support activities at our facilities in Burlington, Massachusetts, Paris, France, and Tokyo, Japan. Although we have contingency plans in effect for natural disasters or other catastrophic events, catastrophic events could still disrupt our operations. For example, our San Diego and Tokyo facilities are located in areas that are particularly susceptible to earthquakes. Any natural disaster or catastrophic event in our facilities or the areas in which they are located could have a significant negative impact on our operations.

Our insurance coverage may not be sufficient to avoid material impact on our financial position or results of operations resulting from claims or liabilities against us, and we may not be able to obtain insurance coverage in the future. We maintain insurance coverage for protection against many risks of liability. The extent of our insurance coverage is under continuous review and is modified as we deem it necessary. Despite this insurance, it is possible that claims or liabilities against us may have a material adverse impact on our financial position or results of operations. In addition, we may not be able to obtain any insurance coverage, or adequate insurance coverage, when our existing insurance coverage expires. For example, we do not carry earthquake insurance for our facilities in Tokyo, Japan or San Diego, California, because we were unable to obtain such insurance on commercially reasonable terms.

Certain Risks Related to Our Operations

Defects or malfunctions in our products could hurt our reputation among our customers, result in delayed or lost revenue and expose us to liability. Our business and the level of customer acceptance of our products depend upon the continuous, effective and reliable operation of our software and related tools and functions. To the extent that defects cause our software to malfunction and our customers’ use of our products is interrupted, our reputation could suffer and our revenue could decline or be delayed while such defects are remedied. We may also be subject to liability for the defects and malfunctions of third-party technology partners and others with whom our products and services are integrated.

Delays in the release of new or enhanced products or services or undetected errors in our products or services may result in increased cost to us, delayed market acceptance of our products and delayed or lost revenue. To achieve market acceptance, new or enhanced products or services can require long development and testing periods, which may result in delays in scheduled introduction. Any delays in the release schedule for new or enhanced products or services may delay market acceptance of these products or services and may result in delays in new customer orders for these new or enhanced products or services or the loss of customer orders. In addition, new or enhanced products or services may contain a number of undetected errors or “bugs” when they are first released. Although we test each new or enhanced software product or service before being released to the market, there can be no assurance that significant errors will not be found in existing or future releases. As a result, in the months following the introduction of certain releases, we may need to devote significant resources to correct these errors. There can be no assurance, however, that all of these errors can be corrected.

We are subject to risks associated with the operation of a global business. Our non-U.S. operations are subject to risks inherent in the conduct of international business, including:

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

•  difficulties in staffing foreign subsidiary or joint venture operations; and

•  potentially adverse tax consequences.

Our success depends, in part, on our ability to anticipate and address these risks. There can be no assurance that we will do so effectively, or that these or other factors relating to our international operations will not adversely affect our business or operating results.

In order to improve our financial position, we have reduced our headcount, which could negatively impact our business. We have undergone several reductions-in-force over the past few years, and our workforce has declined by approximately 200 people since March 2002. While we believe we have sufficient staff to operate our business, we do not have duplicative or redundant resources in many of our functions or operations. As a result, there can be no assurance that further attrition will not impact our ability to operate our business, or adversely impact our revenues.

Failure to attract and retain skilled personnel, including the personnel necessary to address the identified material weaknesses in our internal control over financial reporting, could have a material adverse effect on us. Our success depends in part on the continued service of key scientific, sales, business development, marketing, engineering, management and accounting personnel and our ability to identify, hire and retain additional personnel. There is intense competition for qualified personnel. Immigration laws may further restrict our ability to attract or hire qualified personnel. We may not be able to continue to attract and retain the personnel necessary for the development of our business. Failure to attract and retain key personnel could have a material adverse effect on our business, financial condition and results of operations. Further, we are highly dependent on the principal members of our technical, scientific and management staff. One or more of these key employees could retire or otherwise leave our employ within the foreseeable future, and the loss of any of these people could have a material adverse effect on our business, financial condition and results of operations. We do not intend to maintain key person life insurance on the life of any employee.

In addition to the foregoing, as described in greater detail elsewhere in this Report, we concluded that our disclosure controls and procedures were not effective as of December 31, 2005. In particular, in connection with the restatement of our previously issued financial statements, management identified certain control deficiencies that represent material weaknesses in our internal control over financial reporting. These material weaknesses, which principally arose due to our lack of a sufficient number of employees with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles relevant to our business, were at least partially responsible for our need to restate our previously issued consolidated financial statements as described elsewhere in this Report. While we have recruited additional qualified personnel since December 31, 2005, one or more of these qualified recruits or existing personnel could leave our employ within the foreseeable future. If not timely and adequately addressed, the loss of any of these individuals could impair our ability to maintain effective internal control over financial reporting and thereby cause a material adverse effect on our business.

If we choose to acquire businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or to successfully integrate an acquired business or technology in a cost-effective and non-disruptive manner. From time to time, we may choose to acquire businesses, products or technologies instead of developing them ourselves. We do not know if we will be able to complete any acquisitions, or whether we will be able to successfully integrate any acquired businesses, operate them profitably or retain their key employees. Integrating any business, product or technology we acquire could be expensive and time-consuming, disrupt our ongoing business and distract company management. In addition, in order to finance any acquisition, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on less than favorable terms and, in the case of equity financing that may result in dilution to our stockholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer. In addition, under certain circumstances, amortization of assets or charges resulting from the costs of acquisitions could harm our business and operating results.

Certain Risks Related To Our Financial Performance

We have a history of losses and our future profitability is uncertain. We generated net losses for the nine months ended December 31, 2005, the years ended March 31, 2005 and December 31, 2003, and the three months ended March 31, 2004. Continuing net losses may limit our ability to fund our operations and we may not generate income from operations in the future. Our future profitability depends upon many factors, including several that are beyond our control. These factors include without limitation:

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

If we are unable to license software to, or collect receivables from our customers our operating results may be adversely affected. The majority of our current customers are well-established, large pharmaceutical customers and universities, and other customers include smaller biotechnology companies. We have not experienced significant customer defaults during the past three fiscal years and have recorded a provision for bad debts of less than $0.5 million in each of those periods. Our financial success depends upon the creditworthiness and ultimate collection of amounts due from our customers. If we are not able to collect from our customers, we may be required to write-off significant accounts receivable and recognize bad debt expenses which could materially and adversely affect our operating results.

Our quarterly operating results, particularly our quarterly cash flows, will fluctuate. Quarterly operating results may fluctuate as a result of a number of factors, including lengthy sales cycles, market acceptance of new products and upgrades, timing of new product introductions, changes in pricing policies, changes in general economic and competitive conditions, and the timing and integration of acquisitions. We may also experience fluctuations in quarterly operating results due to general and industry specific economic conditions that may affect the research and development expenditures of pharmaceutical and biotechnology companies. In particular, we historically received approximately 40% of our annual orders in the fiscal quarter ended December 31. As a result, our cash flows from operations generally are positive in the fiscal quarter ended March 31, and we generally experience negative cash flows from operations in the other three fiscal quarters.

Due to the possibility of fluctuations in our revenue and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Changes in the accounting treatment of employee stock-based compensation will adversely affect our results of operations. In December 2004, the FASB issued SFAS No. 123R, which revises SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R requires that employee stock-based compensation is measured based on the grant-date fair value of the related employee equity award and is treated as an expense that is reflected in the financial statements over the related service period. SFAS No. 123R applies to all employee equity awards granted after adoption and to the unvested portion of employee equity awards outstanding as of adoption. We currently anticipate adopting SFAS No. 123R using the modified-prospective method effective April 1, 2006. Because employee stock-based compensation expense will be reflected in our financial statements, the adoption of the SFAS No. 123R is anticipated to have a significant adverse impact on our future reported results of operations, although at this time, we are unable to quantify such impact. However, the pro forma impact on our reported results of operations for prior periods of recognizing the fair value of employee stock-based compensation in accordance with SFAS No. 123 is described in Note 4 to our condensed consolidated financial statements included elsewhere in this Report.

The recently completed restatement of our historical financial statements has already consumed, and may continue to consume, a significant amount of our resources and may have a material adverse effect on our business and stock price. In December 2005, we announced that our previously issued consolidated financial statements would be restated to reflect certain accounting adjustments. The restatement process was highly time and resource-intensive and involved substantial attention from management and significant legal and accounting costs. Although we have now completed the restatement, we cannot guarantee that we will have no further inquiries from the SEC or NASDAQ regarding our restated financial statements or matters relating thereto. Likewise, many companies that have been required to restate their historical financial statements have subsequently experienced stockholder lawsuits relating to their restatements. Any future inquiries from the SEC or NASDAQ as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting. We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes, significant deficiencies or material weaknesses in those internal controls.

As described in greater detail elsewhere in this Report, in connection with the restatement process, we identified material weaknesses in our internal control over financial reporting. These material weaknesses generally relate to our historical lack of a sufficient number of employees with appropriate levels of accounting knowledge, experience and training in the application of generally accepted accounting principles relevant to our business. Given these material weaknesses, management was unable to conclude that we maintained effective disclosure controls and procedures as of December 31, 2005.

Since the determination regarding our material weaknesses, we have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting. In particular, as described elsewhere in this Report, we have recruited a number of qualified individuals to assist in maintaining adequate internal controls, we have initiated a revenue recognition training program and we have implemented an enhanced quarterly and annual financial statement close, review and reporting process. Although we believe that these efforts and resources have strengthened our internal control over financial reporting and address the concerns that gave rise to the material weaknesses as of December 31, 2005, we cannot be certain that these measures will ensure that we maintain adequate internal control over our financial reporting in future periods. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and NASDAQ, we could face severe consequences from those authorities. In either case, there could result a material adverse affect on our business. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We may be required to indemnify PDD, or may not be able to collect on indemnification rights from PDD. On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of the spin-off, we agreed to indemnify the indebtedness, liabilities and obligations of PDD. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under the existing New Jersey laboratory and headquarters leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be as significant as the remaining future minimum lease payments, which totaled approximately $26 million as of December 31, 2005. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any failure by PDD to satisfy its obligations and any required payment by us could have a material adverse effect on our business.

Enacted and proposed changes in securities laws and regulations have increased our costs and may continue to increase our costs in the future. Sarbanes-Oxley required changes in some of our corporate governance and securities disclosure and compliance practices. Under Sarbanes-Oxley, publicly held companies, including us, are required to, among other things, furnish independent annual audit reports regarding the existence and reliability of their internal control over financial reporting and have their chief executive officer and chief financial officer certify as to the accuracy and completeness of their financial reports.

We expect continued compliance with Sarbanes-Oxley to remain costly. Further, Sarbanes-Oxley and the related SEC and NASDAQ compliance rules may make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We continually evaluate and monitor regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

Our business, financial condition and results of operations may be adversely impacted by fluctuations in foreign currency exchange rates. Our international sales generally are denominated in local currencies. Fluctuations in the value of currencies in which we conduct business relative to the United States dollar result in currency transaction gains and losses, and the impact of future exchange rate fluctuations cannot be accurately predicted. Future fluctuations in currency exchange rates may have a material adverse impact on revenue from international sales, and thus on our business, financial condition and results of operations. When deemed appropriate, we may engage in currency exchange rate hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations. However, currency hedging policies may not be successful, and they may increase the negative impact of exchange rate fluctuations.

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

•  costs associated with the restatement of our historical financial statements as described elsewhere in this Report; and

•  costs associated with addressing the material weaknesses in our internal control over financial reporting as described elsewhere in this Report.

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

Certain Risks Related to Owning Our Stock

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

•  developments or disputes concerning our intellectual property or other proprietary rights or other legal claims;

•  introduction of technological innovations or new commercial products by us or our competitors;

•  market acceptance of our products and services;

•  additions or departures of key personnel;

•  public perception of the impact of the restatement of our historical consolidated financial statements as described elsewhere in this Report; and

•  the disclosure of the material weaknesses in our internal control over financial reporting as described elsewhere in this Report.

These and other external factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have periodically instituted securities class action litigation against the issuer.

As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares. As of April 11, 2006, the top ten institutional holders of our common stock held approximately 48% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

Because we do not intend to pay dividends, our stockholders will benefit from an investment in our common stock only if our stock price appreciates in value. We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend entirely upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which it was purchased.

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

Certain Risks Related to Intellectual Property

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

A patent issued to us may not be sufficiently broad to protect adequately our rights in intellectual property to which the patent relates. Due to cost and other considerations, we generally do not rely on patent protection to enforce our intellectual property rights, and have filed only a limited number of patent applications. Even if patents are issued to us, these patents may not sufficiently protect our interest in our software or other technologies because the scope of protection provided by any patents issued to or licensed by us are subject to the uncertainty inherent in patent law. Third parties may be able to design around these patents or develop unique products providing effects similar to our products. In addition, others may discover uses for our software or technologies other than those uses covered in our patents, and these other uses may be separately patentable. A number of pharmaceutical and biotechnology companies, software organizations and research and academic institutions, have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, patent applications or patents may conflict with our technologies, patent applications or patents. These conflicts could also limit the scope of patents, if any, that we may be able to obtain, or result in the denial of our patent applications.

We may be subject to claims of infringement by third parties. A number of patents may have been issued or may be issued in the future that could cover certain aspects of our technology or functionality of our products and could prevent us from using technology that we use or expect to use, or making or selling certain of our products. In addition, to the extent our employees are involved in research areas similar to those areas in which they were involved at their former employers, we may inadvertently use or disclose alleged trade secrets or other proprietary information of their former employer. Thus, our products may infringe patent or other intellectual property rights of third parties, and we may be subject to infringement claims by third parties. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such licenses may not be available on terms acceptable to us, if at all. In the event of a successful claim of product infringement against us, our failure or inability to license or design around the infringed technology could have a material adverse effect on our business, financial condition and results of operations.

Third-party software codes incorporated into our products could subject us to liability or limit our ability to sell such products. Some of our products include software codes licensed from third parties, including the open source community. Some of these licenses impose certain obligations upon us, including royalty and indemnification obligations. In the case of codes licensed from the open source community, the licenses may also limit our ability to sell products containing such code. Though we generally review the applicable licenses prior to incorporating third party code into our software products, there can be no assurance that such third party codes incorporated into our products would not subject us to liability or limit our ability to sell the products containing such code, thereby having a material adverse affect upon our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have operations in Europe and Asia-Pacific. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates, particularly fluctuations in the pound sterling, euro and yen exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in currency exchange rates. Both realized and unrealized gains or losses on the value of these receivables and payables are included in the determination of net income. We analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. We do not currently have hedging contracts in effect since exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our subscription agreements are denominated in U.S. dollars.

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. None of our investments are held for trading or speculative purposes. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. A hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents and marketable securities due to the relatively short maturities of these investments. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our results of operations until the investment is sold or if the reduction in fair value was determined to be a permanent impairment.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Because of inherent limitations, our disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met.

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2005. In particular, in connection with the restatement of our previously issued financial statements, management identified certain control deficiencies that represent material weaknesses in our internal control over financial reporting, as more fully described below. As a result of the restatement of our previously issued financial statements and notwithstanding the material weaknesses described below, management believes that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management identified certain control deficiencies that represent material weaknesses in our internal control over financial reporting as of December 31, 2005. A material weakness is defined as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses identified by management are as follows:

Timing of Revenue Recognition. We did not maintain effective controls over the application of software revenue recognition principles to our term-based and perpetual software license arrangements. In connection with a review of our Annual Report on Form 10-K for the year ended March 31, 2005 by the

Corporate Finance Division of the SEC, we determined that we had failed to properly recognize revenue from software arrangements which include multiple elements (typically software licenses and PCS) in the correct reporting periods, although the total revenue recognized over the term of the arrangements was appropriate. Therefore, we have restated our previously issued consolidated financial statements to correct revenue and deferred revenue. Our failure to properly apply software revenue recognition principles to our term-based and perpetual software license arrangements resulted from a lack of a sufficient number of employees with appropriate levels of knowledge, expertise and training in the application of generally accepted accounting principles relevant to software revenue recognition.

Accounting for Software Development Costs. We did not maintain effective controls over the application of SFAS No. 86 to our software development projects   As a result of an internal review of our historical accounting for software development costs, we determined that we did not have contemporaneous evidence of the achievement of technological feasibility of our software development projects as required for capitalization under SFAS No. 86. As a result, we historically capitalized software development costs prior to the achievement of technological feasibility. Based on this review, we have determined that technological feasibility occurs shortly before our software products are available for general release. Using this revised methodology, we have determined that costs eligible for capitalization under SFAS No. 86 would not be material. Therefore, we have restated our previously issued consolidated financial statements to remove all historical capitalization of product development costs and related assets and amortization. Our failure to properly apply SFAS No. 86 resulted from a lack of a sufficient number of employees with appropriate levels of knowledge, expertise and training in the application of generally accepted accounting principles relevant to software development costs.

Because of the material weaknesses described above, which resulted in material misstatements of our previously issued consolidated financial statements, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2005 based on the criteria in Internal Control — Integrated Framework.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred in our last fiscal quarter that have or are reasonably likely to materially affect our internal control over financial reporting identified in connection with the previously mentioned evaluation, other than those described below.

With oversight from our Audit Committee, we have formulated a remediation plan intended to address the control deficiencies identified above and we are committed to effectively implementing the plan as expeditiously as possible. Notwithstanding the remediation initiatives described below, the control deficiencies will not be considered remediated until new controls are implemented, in operation for a sufficient period of time, are tested and our management concludes that such new controls are operating effectively. Specifically, the following actions have been taken as part of the remediation activities:

(1)   We hired three senior-level accounting employees in March and April 2006 who have significant expertise in financial controls and the application of generally accepted accounting principles relevant to our business, including software revenue recognition.

(2)   We initiated a program of additional training regarding our revenue recognition policies designed to ensure all relevant personnel involved in software revenue recognition transactions understand and apply applicable generally accepted accounting principles, and have set an annual minimum training requirement.

(3)   We implemented an enhanced quarterly and annual financial statement close, review and reporting process to include additional levels of analysis and review.

We continue to take remedial steps to strengthen our internal controls and enhance our financial reporting processes. Our ongoing review of our internal controls and financial reporting processes may result in further remediation efforts in addition to those listed above.

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.1 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
3.2

Certificate of Amendment of the Restated Certificate of Incorporation of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.1 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

3.3

Amended and Restated Bylaws of Accelrys, Inc. as amended on June 9, 2005. (incorporated by reference to Exhibit 3.2 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005)

10.1#

Separation Agreement and Mutual Release, dated October 4, 2005, between Accelrys, Inc. and Mahesh Krishnamurthy (incorporated by reference to Exhibit 1.011 to Accelrys, Inc.’s Form 8-K dated October 11, 2005)

10.2#	Letter of Employment, dated September 29, 2005, between Accelrys, Inc. and Richard Murphy (incorporated by reference to Exhibit 99.1 to Accelrys, Inc.’s Form 8-K dated October 19, 2005)
31.1*	Section 302 Certification of the Principal Executive Officer
31.2*	Section 302 Certification of the Principal Financial Officer
32.1*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

*	Filed herewith
#	Represents a management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELRYS, INC.

By:	/s/ DAVID M. SANKARAN
David M. Sankaran
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Chief Financial Officer)

Date: May 24, 2006