Form 10-K
period 2006-03-31
ACCELRYS, INC.
filed 2006-05-24
CIK 1002388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

or

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 0-27188

Accelrys, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0557266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10188 Telesis Court, Suite 100, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 799-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	NASDAQ National Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐    No ☒

Note—checking the box above will not relieve any registrant required to file reports pursuant to Section 13 of 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2005 was $113.1 million (based upon the September 30, 2005 closing price for shares of the registrant’s common stock as reported by the NASDAQ National Market). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of April 27, 2006 was 26,211,888, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year ended March 31, 2006 are incorporated by reference into this report.

The Exhibit Index (Item No. 15) lists several documents incorporated by reference.

ACCELRYS, INC.
FORM 10-K—ANNUAL REPORT
For the Fiscal Year Ended March 31, 2006
Table of Contents

Forward-Looking Statements

When used anywhere in this Annual Report on Form 10-K (this “Report”), the words “expect”, “believe”, “anticipate”, “estimate”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements. These forward-looking statements may include statements addressing our future financial and operating results. We have based these forward-looking statements on our current expectations about future events. Such statements are subject to certain risks and uncertainties including those related to execution upon our strategic plans, the successful release and acceptance of new products, the demand for new and existing products, additional competition, changes in economic conditions and those described in documents we have filed with the Securities and Exchange Commission, including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and subsequent reports on Form 10-Q. All forward-looking statements in this document are qualified entirely by the cautionary statements included in this document and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this document. These forward-looking statements speak only as of the date of this document. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Unless the context requires otherwise, in this report the terms “we,” “us” and “our” refer to Accelrys, Inc. and its wholly owned or indirect subsidiaries, and their predecessors.

PART I

Item 1.   Business

Overview

We develop and commercialize software for computation, simulation, management and mining of scientific data used by biologists, chemists and materials scientists, including nanotechnology researchers for product design as well as drug discovery and development. Our technology and services are designed to meet the needs of today’s leading research organizations. We are headquartered in San Diego, California and were incorporated in Delaware in 1993. Our company website is located at www.accelrys.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available without charge on our website as soon as reasonably practicable after being filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”).

Restatement of Financial Statements

In this Report, we have restated our previously issued consolidated financial statements to reflect certain accounting adjustments. The decision to restate our consolidated financial statements was made by the Audit Committee of our Board of Directors on December 16, 2005, following consultation with, and upon the recommendation of, management and Ernst & Young LLP (“E&Y”), our independent registered public accounting firm. Our decision to restate was made in connection with a review of our Annual Report on Form 10-K for the year ended March 31, 2005 by the Corporation Finance Division of the SEC.

Our restated consolidated financial statements contained in this Report reflect changes to the timing of revenue recognized under term-based and perpetual software license arrangements which include multiple elements (typically software licenses and post-contract customer support, referred to as “PCS”) and a change in accounting for software development costs. Our restated consolidated financial statements also reflect the reclassification of general and administrative expenses and interest income between continuing and discontinued operations, the reclassification of cash flows from discontinued operations as net cash provided by (used in) discontinued operating, investing and financing activities, as opposed to a single line item as previously reported, and the reclassification of investments in auction rate securities to marketable securities from cash and cash equivalents. The impact of the restatement on our previously issued consolidated financial statements is described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 to our restated consolidated financial statements included elsewhere in this Report.

In connection with the restatement, management identified and reported to the Audit Committee certain control deficiencies that constituted material weaknesses in internal control over financial reporting. As a result of the identification of the material weaknesses, we have identified certain control enhancements and improvements that, once fully implemented, will strengthen our internal control over financial reporting. The material weaknesses and the identified control improvements and enhancements to be implemented are described more fully in “Controls and Procedures” included elsewhere in this Report.

We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial statement information contained in those reports should no longer be relied upon. Throughout this Report, all amounts presented from prior periods and prior period comparisons are labeled as “restated” and reflect the balances and amounts on a restated basis.

Description of Our Industry

For companies in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries, innovation in the discovery and development of new products and the rapid, cost-effective commercialization of these products can be crucial to success. Companies in these industries invest considerable resources in technologies that suggest productive new pathways for research projects, increase the efficiency of discovery and development processes, or enable them to maximize the use of corporate scientific data, information and knowledge. One such set of technologies is software-based computation, analysis, informatics, workflow and knowledge management tools. These tools allow users to simulate key chemical and biological systems, understand and predict fundamental properties, and assist in the design of new or improved products and processes. They also manage and mine scientific data, turning it into useful information and supporting decision processes and research and development workflows.

Description of Our Business

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

Business Strategy

Our objective is to strengthen our position as a leading provider of software-based scientific computation, analysis, informatics, knowledge management, workflow products and services worldwide. We plan to accomplish this objective by providing a comprehensive set of integrated solutions that are central to the enterprise-wide research and development activities of our customers, and by connecting these tools within an information technology framework that makes it easier for research and development organizations to manage data, information, knowledge, and collaborative processes.

Products and Services

The following is a brief description of each of our product lines:

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

We have a broad product suite consisting of over 100 application modules based on proprietary and licensed technologies that employ fundamental scientific principles, advanced computer visualization, molecular modeling techniques and computational chemistry. These products allow scientists to perform computations of chemical, biological and materials properties, to simulate, visualize and analyze chemical and biological systems, and to communicate the results to other scientists. We also offer open access to many of our core software development environments, within which customers and third-party licensees can develop, integrate and distribute their own software applications for computational chemistry, biology and materials research.

We plan to continue enhancing our product and service offerings for computational chemists and biologists, who are the principal users of modeling and simulation products. In addition, we plan to broaden our user base by enabling straightforward access to our modeling and simulation software from personal computers thereby making our products available to a much larger population of biologists, chemists and engineers. This also helps expert modelers to connect and communicate more effectively to the wider research organization. Further, these products assist organizations in capturing, managing, and sharing the critical knowledge developed in modeling.

Informatics Software.   We are a leading provider of tools to capture, store, manage, and mine scientific data and information. Informatics is a well-established technology in life sciences, where bioinformatics tools are integral to genetic and biological research, and cheminformatics applications are widely used to manage chemical information.

Our bioinformatics solutions include a suite of programs enabling molecular biologists to search, edit, compare, map and align sequence data. Researchers use these tools to enable the analysis of DNA and protein sequences and structure, predict RNA secondary structure and annotate protein sequences. Such capabilities help them to use the genomic data that is being made available by projects such as the Human Genome Project. In addition, we provide enterprise-wide data management and analysis tools that assist in the management of this data. Data visualization and analysis capabilities allow this data to be viewed and understood on standard desktop computers.

Our cheminformatics software is based on standard database architectures such as Oracle®  and Microsoft® Access®. We provide data visualization and analysis software to search, retrieve, and use chemical structures, biological and chemical data, experimental data, and registration information. Many of these tools use industry standard software components and are compliant with applications such as Microsoft Excel®, allowing chemists to interact with chemical data within familiar productivity tools. We also use this component technology and our database architectures to build enterprise-wide systems for our clients.

Workflow Software Solution.   Our workflow software solution allows customers to analyze and mine extremely large data sets in real time. Informatics analyses generally require multiple computational steps. To address this issue, our solutions allow for automated data analysis protocols to be saved for re-use or shared with a broad community of users within the organization.

In addition to software modules, we also offer the following services:

Customer Support and Training.   Expert telephone support, an Internet-based knowledge-base and request-tracking system, and on-site training, web-based training, and scheduled training workshops, are all designed to enhance customer success in the application of our technologies.

Contract Research.   Our scientists can be contracted to work on specific projects. These services provide a high level of collaboration with the client and include mentoring and knowledge transfer related to the application of our modeling tools.

Consulting Services.   We offer consulting services including installation, non-complex implementation and integration.

Customers

Our customer base consists of commercial, governmental and academic organizations. No single customer accounted for more than 10% of our revenue during any of the three most recently completed fiscal years.

Commercial Customers.   Our commercial customers include many of the world’s largest pharmaceutical, biotechnology, chemical, petroleum and material science companies. In each of the past three fiscal years, a significant portion of our total revenue has been derived from pharmaceutical, biotechnology and chemical companies.

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

Strategic and Academic Alliances

We have entered into a number of strategic alliances relating to product development, product distribution and joint marketing. We plan to continue to cultivate relationships with academic, governmental and commercial research organizations for purposes of identifying and licensing new technology to use in product development. In addition, we plan to maintain and expand our alliances focusing on the compatibility of our products with databases and database management systems, other computational chemistry and molecular simulation products, and products in related markets such as imaging and clinical informatics. We also intend to continue to enter into porting and joint marketing arrangements with hardware vendors on whose systems our products operate.

Sales and Marketing

We market our products and services worldwide. Historically, we have generated approximately 55%, 25% and 20% of our revenues from the United States, Europe and Asia-Pacific, respectively. Please refer to Note 3 to our restated consolidated financial statements included elsewhere in this Report for a breakdown of revenues and long-lived assets by geographic region. Our continuing reliance on sales in international markets exposes us to risks attendant to foreign sales, as described more fully in Item 1A of this Report.

We sell our products and services through our direct sales force, telesales and, in some markets, arrangements with distributors. Our direct sales representatives focus on a defined list of customers or cover an assigned geographic territory. These direct sales representatives typically work closely with our pre-sales scientists in order to demonstrate our products and their applicability to various research and development efforts. Our telesales effort is directed at smaller sized commercial accounts and academic institutions. Our distributor relationships are primarily focused in the Asian market, primarily in Japan, China and Korea, and complement our direct sales force in those markets. Historically, we have conducted a small percentage of our business via our webstore, and we are currently enhancing our web-based sales channel.

In support of our sales activities, we participate in industry trade shows, publish our own newsletters, place advertisements in other industry publications, publish articles in industrial and scientific publications, conduct direct mail campaigns, sponsor industry conferences and seminars, and maintain a website that contains information about us and our product and service offerings.

Our products, generally a CD-ROM containing the purchased software, together with the associated product literature, are generally shipped to our customers at the time of placing and processing their order. We recently initiated an electronic software distribution (“ESD”) pilot program, which, if implemented, will allow our customers to download our products over the World Wide Web.

Our customers’ buying habits have historically resulted in a higher concentration of sales in the third quarter of our fiscal year, due to traditionally higher purchasing activity in the month of December in many commercial organizations.

Customer Service and Support

We are committed to providing customers with superior support, including telephone, e-mail, fax and Internet-based technical support services; training; user group conferences; and targeted contract services involving application of our technology and scientific expertise to particular research needs of customers. We believe that customer service, support and training are key to the adoption and successful utilization of our products.

Our support services give customers access to new releases, technical notes, documentation addenda and other support which enables customers to utilize our products more effectively, including access to our technical and scientific support personnel during extended business hours. Both internally and through our distribution channels, we offer training conducted by staff knowledgeable in both the theory and application of our products. Technical newsletters and bulletins and advance notification about future software releases are sent to customers to keep them informed and to help them with resource allocation and scheduling. To maintain an ongoing understanding of customer requirements, we sponsor scientific symposia and user group meetings throughout the year.

Product Development

Development of our software is focused on expanding product lines, designing enhancements to our core technology and integrating existing and new products into our principal software architecture and platform technology. We intend to offer regular updates to our products and to continue to look for opportunities to expand our existing product suite.

We develop most of our products internally and, during the years ended March 31, 2006 and 2005 and December 31, 2003, and the three months ended March 31, 2004, we incurred product development expenses totaling $21.7 million, $22.7 million, $22.4 million and $5.2 million, respectively. We have also licensed products or otherwise have acquired products, or portions of our products, from the open source community, as well as corporate, governmental and academic institutions. These arrangements sometimes involve joint development efforts and frequently require the payment of royalties by us. The development and royalty obligations, scope of distribution rights, duration and other terms of these arrangements vary depending on the product, the market, resource requirements, the other parties with which we contract and other factors. We intend to continue to license or otherwise acquire technology or products from third parties.

Competitors

The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our competitors offer a variety of products and services to address this market. We believe that the principal competitive factors in this market are product quality, flexibility, ease-of-use, scientific validation and performance, functionality and features, open architecture, quality of support and service, reputation and price. Competition currently comes from the following principal sources (and competitors that supply such sources listed in alphabetical order): other software packages for analysis of chemical and biological data (Elsevier MDL, IDBS, LION bioscience); workflow and data-pipeline applications (Inforsense); desktop software applications (CambridgeSoft, Tripos), including chemical drawing applications (CambridgeSoft, Elsevier MDL), molecular modeling and analytical data simulation applications (Chemical Computing Group, OpenEye, Schrodinger, Tripos); other types of simulation software provided to engineers (Reactive Design); and firms supplying databases, such as chemical or genomic information databases (Elsevier MDL, LION bioscience), and database management systems and information technology (Elsevier MDL, IDBS, LION bioscience).

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also have 20 United States and foreign patents and several patent applications. We believe that factors such as the technological and creative skills of our personnel, new product development, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technological leadership position. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Further, there can be no assurance that our patents will offer any protection or that they will not be challenged, invalidated or circumvented.

Employees

As of March 31, 2006, we had 479 full-time employees. None of our employees are covered by collective bargaining agreements. Substantially all of our employees, other than certain of our executive officers and employees with customary employment arrangements within Europe, are at will employees, which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her at any time. We offer industry competitive wages and benefits and are committed to maintaining a workplace environment that promotes employee productivity and satisfaction. We believe our relations with our employees are good.

Item 1A.     Risk Factors

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

In addition to the foregoing, as described in greater detail elsewhere in this Report, we recently concluded that we had material weaknesses in our internal control over financial reporting as of March 31, 2006. These material weaknesses, which principally arose due to our lack of a sufficient number of employees with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles relevant to our business, were at least partially responsible for our need to restate our previously issued consolidated financial statements as described elsewhere in this Report. While we have recruited additional qualified personnel since March 31, 2006, one or more of these qualified recruits or existing personnel could leave our employ within the foreseeable future. If not timely and adequately addressed, the loss of any of these individuals could impair our ability to maintain effective internal control over financial reporting and thereby cause a material adverse effect on our business.

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

Certain Risks Related To Our Financial Performance

We have a history of losses and our future profitability is uncertain.   We generated net losses for the years ended March 31, 2006 and 2005 and December 31, 2003, and the three months ended March 31, 2004. Continuing net losses may limit our ability to fund our operations and we may not generate income from operations in the future. Our future profitability depends upon many factors, including several that are beyond our control. These factors include without limitation:

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

Changes in the accounting treatment of employee stock-based compensation will adversely affect our results of operations.   In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revises SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R requires that employee stock-based compensation is measured based on the grant-date fair value of the related employee equity award and is treated as an expense that is reflected in the financial statements over the related service period. SFAS No. 123R applies to all employee equity awards granted after adoption and to the unvested portion of employee equity awards outstanding as of adoption. We currently anticipate adopting SFAS No. 123R using the modified-prospective method effective April 1, 2006. Because employee stock-based compensation expense will be reflected in our financial statements, the adoption of the SFAS No. 123R is anticipated to have a significant adverse impact on our future reported results of operations, although at this time, we are unable to quantify such impact. However, the pro forma impact on our reported results of operations for prior periods of recognizing the fair value of employee stock-based compensation in accordance with SFAS No. 123 is described in Note 3 to our consolidated financial statements included elsewhere in this Report.

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

As described in greater detail elsewhere in this Report, in connection with the restatement process, we identified material weaknesses in our internal control over financial reporting. These material weaknesses generally relate to our historical lack of a sufficient number of employees with appropriate levels of accounting knowledge, experience and training in the application of generally accepted accounting principles relevant to our business. Given these material weaknesses, management was unable to conclude that we maintained effective internal control over financial reporting as of March 31, 2006. Further, these material weaknesses resulted in an adverse opinion by our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting.

Since the determination regarding our material weaknesses, we have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting. In particular, as described elsewhere in this Report, we have recruited a number of qualified individuals to assist in maintaining adequate internal controls, we have initiated a revenue recognition training program and we have implemented an enhanced quarterly and annual financial statement close, review and reporting process. Although we believe that these efforts and resources have strengthened our internal control over financial reporting and address the concerns that gave rise to the material weaknesses as of March 31, 2006, we cannot be certain that these measures will ensure that we maintain adequate internal control over our financial reporting in future periods. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and NASDAQ, we could face severe consequences from those authorities. In either case, there could result a material adverse affect on our business. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We may be required to indemnify Pharmacopeia Drug Discovery, Inc. (“PDD”), or may not be able to collect on indemnification rights from PDD.   On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of the spin-off, we agreed to indemnify the indebtedness, liabilities and obligations of PDD. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under the existing New Jersey laboratory and headquarters leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be as significant as the remaining future minimum lease payments, which totaled approximately $25 million as of March 31, 2006. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any failure by PDD to satisfy its obligations and any required payment by us could have a material adverse effect on our business.

Enacted and proposed changes in securities laws and regulations have increased our costs and may continue to increase our costs in the future.   The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) required changes in some of our corporate governance and securities disclosure and compliance practices. Under Sarbanes-Oxley, publicly held companies, including us, are required to, among other things, furnish independent annual audit reports regarding the existence and reliability of their internal control over financial reporting and have their chief executive officer and chief financial officer certify as to the accuracy and completeness of their financial reports.

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.        Properties

The following is a summary of our principal business locations:

Location	Principal activities	Lease Ends	Square Feet
San Diego, California, USA	Corporate headquarters, sales, customer support, marketing, administration and product development	2013	68,436
Burlington, Massachusetts, USA	Sales	2009	4,830
Cambridge, UK	Sales, support, marketing, product development and administration	2022	24,451
Paris, France	Sales	2013	4,500
Tokyo, Japan	Sales and customer support	2008	6,000
Bangalore, India	Product development	2009	19,486

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

PART II

Item 5.                        Market for Registrant’s Common Equity and Related Stockholder Matters

Market for Common Stock

Our common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol ACCL. The following table sets forth, for the periods indicated, the range of high and low sale prices per share of our common stock:

	High	Low
Year Ended March 31, 2006
First Quarter	$6.18	$4.73
Second Quarter	$6.84	$4.74
Third Quarter	$8.74	$6.10
Fourth Quarter	$8.09	$5.00
Year Ended March 31, 2005
First Quarter	$17.18	$7.91
Second Quarter	$10.06	$5.49
Third Quarter	$8.16	$5.55
Fourth Quarter	$7.94	$4.74

From the date of our initial public offering on December 5, 1995 until February 26, 2004, our stock traded under the symbol PCOP. Since February 27, 2004, our common stock has traded under the symbol ACCL.

Holders of Record

As of April 27, 2006, there were 441 holders of record of our common stock.

Dividends

No cash dividends have been paid on the common stock to date, nor do we anticipate paying dividends in the foreseeable future.

Equity Compensation Plan Information

The information required by Item 201(d) of Regulation S-K will be included in our definitive proxy statement (“Proxy Statement”) to be filed with the SEC within 120 days after our fiscal year ended March 31, 2006, and is incorporated in this Report by reference.

Item 6.                        Selected Consolidated Financial Data

The following selected consolidated financial data have been derived from our audited consolidated financial statements and give effect to the restatement described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 to our consolidated financial statements. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Report. On April 1, 2004, we changed our fiscal year end from December 31 to March 31. The following table sets forth our selected consolidated financial data as of and for the years ended March 31, 2006 and 2005, the three months ended March 31, 2004, and the years ended December 31, 2003, 2002 and 2001.

	Years Ended					Three Months Ended
	March 31, 2006	March 31, 2005(1)	December 31, 2003	December 31, 2002	December 31, 2001	March 31, 2004
		(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$82,001	$79,030	$86,209	$98,497	$90,314	$19,359
Total operating costs and expenses	90,711	96,800	91,116	108,319	110,894	28,876
Operating loss from continuing operations	(8,710)	(17,770)	(4,907)	(9,822)	(20,580)	(9,517)
Interest and other income, net	1,869	1,738	4,160	3,894	6,097	921
Loss from continuing operations before income taxes	(6,841)	(16,032)	(747)	(5,928)	(14,483)	(8,596)
Income tax expense (benefit)	898	(571)	1,001	629	888	128
Loss from continuing operations	(7,739)	(15,461)	(1,748)	(6,557)	(15,371)	(8,724)
Loss from discontinued operations	—	(1,117)	(2,848)	(2,142)	(6,178)	(9,936)
Net loss	$(7,739)	$(16,578)	$(4,596)	$(8,699)	$(21,549)	$(18,660)
Basic and diluted loss per share amounts:
Loss from continuing operations	$(0.30)	$(0.62)	$(0.07)	$(0.28)	$(0.65)	$(0.36)
Loss from discontinued operations	—	(0.04)	(0.12)	(0.09)	(0.26)	(0.41)
Net loss	$(0.30)	$(0.66)	$(0.19)	$(0.37)	$(0.91)	$(0.77)
Weighted average shares used in computing basic and diluted loss per share amounts	26,116	25,137	23,752	23,512	23,729	24,090

	As of
	March 31, 2006	March 31, 2005(3)	March 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001
		(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and marketable securities	$66,022	$63,304	$141,261	$134,055	$141,071	$155,828
Total assets	146,755	152,415	213,144	232,447	234,632	265,390
Total deferred revenue	61,269	58,614	53,182	66,145	68,123	76,802
Noncurrent liabilities(2)	5,718	5,131	3,770	—	8	—
Accumulated deficit	(181,156)	(173,417)	(156,839)	(138,179)	(133,583)	(124,884)
Total stockholders’ equity	63,208	69,596	127,501	141,873	143,575	155,299

(1)          Amounts include the results of SciTegic, Inc. from September 27, 2004, the date of the acquisition. See Note 5 to our consolidated financial statements included elsewhere in this Report.

(2)          Noncurrent liabilities primarily consist of non-cash long-term, lease-related liabilities.

(3)          The decrease in our cash, cash equivalents, restricted cash and marketable securities and total stockholders’ equity from March 31, 2004 to March 31, 2005 resulted from our April 30, 2004 spin-off of PDD. In connection with the spin-off, we distributed to our stockholders a dividend of one share of PDD common stock for every two shares of our common stock and contributed to PDD $42.3 million of marketable securities and $5.4 million in cash.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes thereto included elsewhere in this Report.

In addition to historical information, the following discussion contains forward-looking statements that are subject to certain risks and uncertainties, including those risks and uncertainties described in Item 1A of this Report. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to those risks and uncertainties.

Restatement of Financial Statements

We have restated our previously issued consolidated financial statements to reflect certain accounting adjustments. Our restated consolidated financial statements reflect changes to the timing of revenue recognized under term-based and perpetual software license arrangements which include multiple elements (typically software licenses and PCS) and a change in accounting for software development costs. Our restated consolidated financial statements also reflect the reclassification of general and administrative expenses and interest income between continuing and discontinued operations, the reclassification of cash flows from discontinued operations as net cash provided by (used in) discontinued operating activities, investing activities and financing activities, as opposed to a single line item as previously reported, and the reclassification of investments in auction rate securities to marketable securities from cash and cash equivalents. The impact of the restatement on our previously issued financial statements is described more fully in Note 2 to our consolidated financial statements included elsewhere in this Report.

The following table sets forth the effect of the restatement on our previously reported selected consolidated financial data:

	Year Ended March 31, 2005		Three Months ended March 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$69,631	$79,030	$11,135	$19,359
Total operating costs and expenses	95,995	96,800	29,300	28,876
Operating loss from continuing operations	(26,364)	(17,770)	(18,165)	(9,517)
Interest and other income, net	1,738	1,738	921	921
Loss from continuing operations before income taxes	(24,626)	(16,032)	(17,244)	(8,596)
Income tax expense (benefit)	(571)	(571)	128	128
Loss from continuing operations	(24,055)	(15,461)	(17,372)	(8,724)
Loss from discontinued operations	(1,117)	(1,117)	(9,398)	(9,936)
Net loss	$(25,172)	$(16,578)	$(26,770)	$(18,660)
Basic and diluted loss per share amounts:
Loss from continuing operations	$(0.96)	$(0.62)	$(0.72)	$(0.36)
Loss from discontinued operations	(0.04)	(0.04)	(0.39)	(0.41)
Net loss	$(1.00)	$(0.66)	$(1.11)	$(0.77)

	Years Ended December 31,
	2003		2002		2001
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$85,561	$86,209	$95,104	$98,497	$95,107	$90,314
Total operating costs and expenses	90,919	91,116	105,631	108,319	108,458	110,894
Operating loss from continuing operations	(5,358)	(4,907)	(10,527)	(9,822)	(13,351)	(20,580)
Interest and other income, net	4,160	4,160	(203)	3,894	6,097	6,097
Loss from continuing operations before income taxes	(1,198)	(747)	(10,730)	(5,928)	(7,254)	(14,483)
Income tax expense	1,001	1,001	515	629	888	888
Loss from continuing operations	(2,199)	(1,748)	(11,245)	(6,557)	(8,142)	(15,371)
Loss from discontinued operations	(1,298)	(2,848)	(382)	(2,142)	(6,178)	(6,178)
Net loss	$(3,497)	$(4,596)	$(11,627)	$(8,699)	$(14,320)	$(21,549)
Basic and diluted loss per share amounts:
Loss from continuing operations	$(0.09)	$(0.07)	$(0.48)	$(0.28)	$(0.34)	$(0.65)
Loss from discontinued operations	(0.06)	(0.12)	(0.01)	(0.09)	(0.26)	(0.26)
Net loss	$(0.15)	$(0.19)	$(0.49)	$(0.37)	$(0.60)	$(0.91)

	As of March 31,
	2005		2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and marketable securities	$63,304	$63,304	$141,261	$141,261
Total assets	160,554	152,415	220,478	213,144
Total deferred revenue	42,596	58,614	27,765	53,182
Noncurrent liabilities	5,131	5,131	3,770	3,770
Accumulated deficit	(149,260)	(173,417)	(124,088)	(156,839)
Total stockholders’ equity	93,753	69,596	160,252	127,501

	As of December 31,
	2003		2002		2001
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and marketable securities	$134,055	$134,055	$141,071	$141,071	$155,828	$155,828
Total assets	239,667	232,447	240,105	234,632	270,398	265,390
Total deferred revenue	32,504	66,145	33,834	68,123	39,120	76,802
Noncurrent liabilities	—	—	8	8	—	—
Accumulated deficit	(97,318)	(138,179)	(93,821)	(133,583)	(82,194)	(124,884)
Total stockholders’ equity	182,734	141,873	183,337	143,575	197,989	155,299

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to revenue recognition, income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies are described in more detail in Note 3 to our consolidated financial statements included elsewhere in this annual report. We have identified the following as the most critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenues in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended, SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

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

Training, Installation and Implementation Services

We provide certain services to our customers, including product training, non-complex product installation and non-complex implementation services which are non-essential to the operation of the software. When sold separately, revenue from these services is generally recognized as the services are delivered, according to the contractual terms. Amounts billed but not yet recognized as revenue, and other payments received prior to the recognition of revenue, are recorded as deferred revenue.

Multi-Element Arrangements

For multi-element arrangements which include software licenses, PCS and non-complex training, installation and implementation services which are non-essential to the operation of the software, the entire fee for such arrangements is recognized as revenue ratably over the term of the PCS or delivery of the services, whichever is longer.

Software Development Costs

We account for costs incurred to develop our software products in accordance with SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed. Accordingly, costs incurred in the research and development of new software products and significant enhancements to existing software products are expensed as incurred, until the technological feasibility of the product has been established. Technological feasibility occurs shortly before our software products are available for general release, and we have determined that costs eligible for capitalization are not material. Accordingly, there were no capitalized software development costs as of March 31, 2006 and 2005.

Valuation of Goodwill

Our goodwill resulted from acquisitions made in fiscal years 1999, 2000, 2001 and 2005. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we review goodwill for impairment at least annually in our fiscal fourth quarter and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of the reporting unit to which the goodwill has been assigned below its carrying value. Examples of such events or circumstances include: a significant adverse change in legal factors or in the business climate, a significant decline in our stock price, a significant decline in our projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of a reporting unit.

Our goodwill is considered to be impaired if we determine that the carrying value of the reporting unit to which the goodwill has been assigned exceeds its estimated fair value. In the fourth quarter of fiscal year 2006, we completed our annual goodwill impairment test and concluded that our goodwill was not impaired. Based on the guidance provided by SFAS No. 142 and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, management has determined that our company consists of only one reporting unit given the similarities of economic characteristics between the operations and the common nature of the products, services and customers. Because we have only one reporting unit, and we are publicly traded, we determine the fair value of the reporting unit based on our market capitalization as we believe this represents the best evidence of fair value. Our conclusion that goodwill was not impaired was based on a comparison of our net assets as of March 31, 2006 to our market capitalization.

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

Our indefinite-lived intangible asset is considered to be impaired if we determine that the carrying value of the asset exceeds its estimated fair value. In the fourth quarter of fiscal year 2006, we completed our annual indefinite-lived intangible asset impairment test and concluded that our indefinite-lived intangible asset was not impaired. We estimated the fair value of our indefinite-lived intangible asset utilizing a discounted cash flow analysis which considers the potential royalties that would otherwise be paid to an independent third party for use of the trade name. Key assumptions included in the discounted cash flow analysis include projections of future revenue growth, market royalty rates for similar assets and the after-tax rate of return on the asset.

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

A long-lived asset is considered to be impaired if the estimated undiscounted future cash flows resulting from the use of the asset and its eventual disposition are not sufficient to recover the carrying value of the asset. In order to estimate an asset’s undiscounted future cash flows, we utilize our internal forecast of our future operating results and cash flows, our strategic business plans and anticipated future economic and market conditions. There are inherent estimates and assumptions underlying this information and management’s judgment is required in the application of this information to the determination of an asset’s undiscounted future cash flows. No assurance can be given that the underlying estimates and assumptions utilized in our determination of an asset’s undiscounted future cash flows will materialize as anticipated. During fiscal year 2006, we did not identify any conditions that would necessitate an impairment assessment of our long-lived assets.

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

Results of Operations

Our results of operations give effect to the restatement of our previously issued consolidated financial statements as more fully described above.

On April 1, 2004, we changed our fiscal year end from December 31 to March 31. The first fiscal year affected by this change ended on March 31, 2005. Included in Item 8 of this Report are the consolidated balance sheets at March 31, 2006 and 2005 and the consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows for the years ended March 31, 2006 and 2005 and December 31, 2003, and the three months ended March 31, 2004. In order to provide the reader meaningful comparison, the following analysis provides comparison of our results of operations for the audited year ended March 31, 2006 with the audited year ended March 31, 2005, the audited year ended March 31, 2005 with the audited year ended December 31, 2003, and the audited three months ended March 31, 2004 with the unaudited three months ended March 31, 2003.

Our results of operations include the results of operations of SciTegic from September 27, 2004, the date of the acquisition.

Comparison of the Years Ended March 31, 2006 and 2005

Revenue

Revenue increased $3.0 million or 4% to $82.0 million for the year ended March 31, 2006 compared to $79.0 million for the year ended March 31, 2005. The increase in revenue was primarily attributable to the additive effect of a full year of revenue recognized by our SciTegic subsidiary included in fiscal year 2006, as compared to SciTegic revenues from the date of the acquisition included in fiscal year 2005 and modest growth in product sales of materials science applications, partially offset by continued declines in sales of modeling and simulation products to biopharmaceutical companies.

Operating Costs and Expenses

	Years Ended March 31,
	2006		2005
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue	Percentage Change
	(In thousands, except percentages)
Cost of revenue	$17,095	21%	$14,317	18%	19%
Product development	21,721	26%	22,717	29%	(4)%
Sales and marketing	32,657	40%	36,916	47%	(12)%
General and administrative	16,060	20%	17,290	22%	(7)%
Severance and lease abandonment charges	3,178	4%	5,110	6%	(38)%
Acquired in-process product development	—	—	450	1%	(100)%
Total operating expenses	90,711	111%	96,800	122%	(6)%
Operating loss from continuing operations	$(8,710)	(11)%	$(17,770)	(22)%	(51)%

Cost of Revenue.   Cost of revenue increased $2.8 million or 19% to $17.1 million for the year ended March 31, 2006, as compared to $14.3 million for the year ended March 31, 2005. As a percentage of revenue, cost of revenue increased to 21% for the year ended March 31, 2006, as compared to 18% for the year ended March 31, 2005. The increase in cost of revenue was primarily attributable to a $1.8 million increase in client services costs resulting from an increase in personnel as we transition to more of a solutions-based sales model that includes software and scientific services and a $0.6 million increase in intangible asset amortization resulting from a full year of amortization of the intangible assets resulting from the acquisition of SciTegic in September 2004.

Product Development Expenses.   Product development expenses decreased $1.0 million or 4% to $21.7 million for the year ended March 31, 2006, as compared to $22.7 million for the year ended March 31, 2005. As a percentage of revenue, product development expenses decreased to 26% for the year ended March 31, 2006, as compared to 29% for the year ended March 31, 2005. The decrease in product development expenses was primarily attributable to lower personnel expenses resulting from headcount reductions during fiscal year 2006 and improved cost management.

Sales and Marketing Expenses.   Sales and marketing expenses decreased $4.2 million or 12% to $32.7 million for the year ended March 31, 2006, as compared to $36.9 million for the year ended March 31, 2005. As a percentage of revenue, sales and marketing expenses decreased to 40% for the year ended March 31, 2006, as compared to 47% for the year ended March 31, 2005. The decrease in sales and marketing expenses was primarily attributable to lower personnel expenses resulting from headcount reductions during fiscal year 2006 as we took measures to improve the efficiency of our salesforce.

General and Administrative Expenses.   General and administrative expenses decreased $1.2 million or 7% to $16.1 million for the year ended March 31, 2006, as compared to $17.3 million for the year ended March 31, 2005. As a percentage of revenue, general and administrative expenses decreased to 20% for the year ended March 31, 2006, as compared to 22% for the year ended March 31, 2005. The decrease in general and administrative expenses was primarily attributable to lower personnel expenses resulting from headcount reductions during fiscal year 2006, a $0.2 million decrease in outside legal fees, a $0.3 million decrease in outside consulting fees related to compliance with Section 404 of Sarbanes-Oxley resulting from efficiencies gained in the second year of compliance and a $0.4 million decrease in bad debt expense, offset by $1.1 million of outside consulting and accounting fees incurred during fiscal year 2006 related to the restatement of our previously issued consolidated financial statements.

Severance and Lease Abandonment Charges.   Severance and lease abandonment charges were $3.2 million for the year ended March 31, 2006, as compared to $5.1 million for the year ended March 31, 2005. In March 2006, we implemented various actions designed to realign our resources with our portfolio of products and services, eliminate redundancies in our workforce and streamline our operations through workforce reductions and abandoning a portion of a leased facility in the United Kingdom. As a result of the implementation of these actions, we recognized a charge of $3.2 million, consisting of $1.8 million in severance benefits from the termination of approximately 50 employees and $1.4 million for our future lease obligations related to the abandoned facility, net of estimated future sublease income. We anticipate completing the workforce reductions and payment of severance benefits in the first quarter of fiscal year 2007. The lease obligation for the abandoned facility terminates in fiscal year 2016.

During the year ended March 31, 2005, we incurred a severance charge of $1.4 million and a lease abandonment charge of $3.9 million. These charges were offset by the recovery of previously recognized lease abandonment charges of $0.2 million, resulting in a net charge of $5.1 million for the period. During fiscal year 2005, we implemented various actions designed to improve the efficiency of our sales department and eliminate duplicative general and administrative personnel through workforce reductions and abandoning a leased facility in Germany. As a result of the implementation of these actions, we recognized a charge of $1.7 million, consisting of $1.4 million in severance benefits from the termination of 42 employees and $0.3 million related to the abandonment of the leased facility. Additionally, during fiscal year 2005, as a result of the relocation of our corporate headquarters, we recorded a lease abandonment charge of $3.6 million representing our future lease obligations, net of sublease income. The $0.2 million recovery of a previously recognized lease abandonment charge resulted from the completion of a sublease for an abandoned facility in the United Kingdom.

Acquired In-Process Product Development.   In connection with our acquisition of SciTegic on September 27, 2004, we recorded a non-cash charge of $0.5 million for the estimated fair value of acquired in-process product development.

Net Interest and Other Income

Net interest and other income was $1.9 million for the year ended March 31, 2006, as compared to $1.7 million for the year ended March 31, 2005. The increase in net interest and other income was primarily attributable to foreign exchange gains resulting from the strengthening of the U.S. dollar during fiscal year 2006.

Income Tax Expense (Benefit)

We recognized income tax expense of $0.9 million for the year ended March 31, 2006, as compared to an income tax benefit of $0.6 million for the year ended March 31, 2005. The income tax expense recognized for fiscal year 2006 results from taxable income generated by certain of our foreign operations. The income tax benefit recognized for fiscal year 2005 was primarily attributable to a $0.9 million income tax benefit related to a refund of taxes previously withheld in Japan and the release of a $1.0 million income tax reserve related to a transfer-pricing matter, offset by income tax expense resulting from taxable income generated by certain of our foreign operations.

Loss from Discontinued Operations

On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. In accordance with SFAS No. 144, we have reported PDD’s results of operations, assets and liabilities, and cash flows as discontinued operations in our consolidated financial statements for all periods presented. There were no discontinued operations reported during the year ended March 31, 2006 as PDD was spun-off prior to the start of the fiscal year. During the year ended March 31, 2005, we recognized a loss from discontinued operations of $1.1 million, or $0.04 per share, which consisted of revenue of $1.3 million and expenses of $2.4 million.

Comparison of the Years Ended March 31, 2005 and December 31, 2003

Revenue

Revenue decreased $7.2 million or 8% to $79.0 million for the year ended March 31, 2005, as compared to $86.2 million for the year ended December 31, 2003. The decrease in revenue was primarily attributable to continued declines in sales of modeling and simulation software to biopharmaceutical companies as well the completion of several consortia and consulting agreements during 2003.

Operating Costs and Expenses

	Years Ended
	March 31, 2005		December 31, 2003
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue	Percentage Change
	(In thousands, except percentages)
Cost of revenue	$14,317	18%	$17,276	20%	(17)%
Product development	22,717	29%	22,394	26%	1%
Sales and marketing	36,916	47%	34,493	40%	7%
General and administrative	17,290	22%	16,637	19%	4%
Severance and lease abandonment charges (recoveries)	5,110	6%	(384)	0%	(1,431)%
Acquired in-process product development	450	1%	—	—	100%
Spin-off transaction costs	—	—	700	1%	(100)%
Total operating costs and expenses	96,800	122%	91,116	106%	6%
Operating loss from continuing operations	$(17,770)	(22)%	$(4,907)	(6)%	262%

Cost of Revenue.   Cost of revenue decreased $3.0 million or 17% to $14.3 million for the year ended March 31, 2005, as compared to $17.3 million for the year ended December 31, 2003. As a percentage of revenue, cost of revenue decreased to 18% for the year ended March 31, 2005, as compared to 20% for the year ended December 31, 2003. The decrease in cost of revenue was primarily attributable to a $1.6 million decrease in intangible asset amortization due to the full amortization during fiscal year 2003 of intangible assets acquired in previous periods and a $1.1 million decrease in client services costs resulting from workforce reductions.

Product Development Expenses.   Product development expenses increased $0.3 million or 1% to $22.7 million for the year ended March 31, 2005, as compared to $22.4 million for the year ended December 31, 2003. As a percentage of revenue, product development expenses increased to 29% for the year ended March 31, 2005, as compared to 26% for the year ended December 31, 2003. The increase in product development expenses was attributable to additional product development activities resulting from our acquisition of SciTegic during fiscal year 2005, offset by decreases in personnel costs due to workforce reductions and additional cost efficiencies realized during fiscal year 2005 as our Bangalore, India operations ramped-up.

Sales and Marketing Expenses.   Sales and marketing expenses increased $2.4 million or 7% to $36.9 million for the year ended March 31, 2005, as compared to $34.5 million for the year ended December 31, 2003. As a percentage of revenue, sales and marketing expenses increased to 47% for the year ended March 31, 2005, as compared to 40% for the year ended December 31, 2003. The increase in sales and marketing expenses was attributable to additional personnel and other costs resulting from the establishment of a business development function in fiscal year 2005, and the increase in sales personnel resulting from our acquisition of SciTegic in fiscal year 2005.

General and Administrative Expenses.   General and administrative expenses increased $0.7 million or 4% to $17.3 million for the year ended March 31, 2005, as compared to $16.6 million for the year ended December 31, 2003. As a percentage of revenue, general and administrative expenses increased to 22% for the year ended March 31, 2005, as compared to 19% for the year ended December 31, 2003. The increase in general and administrative expenses was attributable to a $0.7 million increase in outside consulting and accounting fees incurred in relation to our initial compliance with Section 404 of Sarbanes-Oxley, partially offset by decreased general and administrative expenses due to headcount and other cost reductions resulting from the spin-off of PDD.

Severance and Lease Abandonment Charges (Recoveries).   Severance and lease abandonment charges were $5.1 million for the year ended March 31, 2005, as compared to a recovery of previously recognized severance and lease abandonment charges of $0.4 million for the year ended December 31, 2003. During fiscal year 2005, we incurred a severance charge of $1.4 million and a lease abandonment charge of $3.9 million, offset by the recovery of previously recognized lease abandonment charges of $0.2 million. During fiscal year 2005, we implemented various actions designed to improve the efficiency of our sales department and eliminate duplicative general and administrative personnel through workforce reductions and abandoning a leased facility in Germany. As a result of the implementation of these actions, we recognized a charge of $1.7 million, consisting of $1.4 million in severance benefits from the termination of 42 employees and $0.3 million related to the abandonment of the leased facility. Additionally, during fiscal year 2005, as a result of the relocation of our corporate headquarters, we recorded a lease abandonment charge of $3.6 million representing our future lease obligations, net of sublease income. The $0.2 million recovery of a previously recognized lease abandonment charge resulted from the completion of a sublease for an abandoned facility in the United Kingdom.

During fiscal year 2003, we recovered $0.4 million of previously recognized severance and lease abandonment charges initially recognized in fiscal year 2002. The recovery consisted of $0.3 million resulting from the termination of the lease on an abandoned facility, and $0.1 million related to certain severance obligations.

Acquired In-Process Product Development.   In connection with our acquisition of SciTegic on September 27, 2004, we recorded a non-cash charge of $0.5 million for the estimated fair value of acquired in-process product development.

Spin-Off Transaction Costs.   During the year ended December 31, 2003, we incurred $0.7 million of transaction costs associated with our spin-off of PDD.

Net Interest and Other Income

Net interest and other income was $1.7 million for the year ended March 31, 2005, as compared to $4.2 million for the year ended December 31, 2003. The decrease in net interest and other income is attributable to lower interest income resulting from lower average investment balances as well as higher foreign exchange gains recognized in fiscal year 2003 resulting from the weakening of the U.S. dollar in fiscal year 2005.

Income Tax Expense (Benefit)

We recognized an income tax benefit of $0.6 million for the year ended March 31, 2005, as compared to income tax expense of $1.0 million for the year ended December 31, 2003. The income tax benefit recognized for the year ended March 31, 2005 was primarily attributable to a $0.9 million refund of taxes previously withheld in Japan and the release of $1.0 million of an income tax reserve related to a transfer-pricing matter, offset by taxable income generated by our foreign operations. The income tax expense recognized for fiscal year 2006 results from taxable income generated by certain of our foreign operations.

Loss From Discontinued Operations

As a result of our spin-off of PDD, we recognized a loss from discontinued operations of $1.1 million, or $0.04 per share, for the year ended March 31, 2005, which consisted of revenue of $1.3 million and expenses of $2.4 million. This loss compared to a loss from discontinued operations of $2.8 million, or $0.12 per share, for the year ended December 31, 2003, which consisted of $29.5 million in revenue and $32.3 million in expenses.

Comparison of the Three—Month Periods Ended March 31, 2004 and March 31, 2003

Revenue

Revenue decreased $3.8 million or 16% to $19.4 million for the three months ended March 31, 2004, as compared to $23.2 million for the three months ended March 31, 2003. The decrease in revenue was primarily attributable to continued declines in sales of modeling and simulation software to biopharmaceutical companies as well the completion of several consortia and consulting agreements during 2003.

Operating Costs and Expenses

	Three Months Ended March 31,
	2004		2003
	Amount	As a Percentage of Revenue	Amount	As a Percentage of Revenue	Percentage Change
	(In thousands, except percentages)
Cost of revenue	$3,238	17%	$4,590	20%	(29)%
Product development	5,248	27%	5,877	25%	(11)%
Sales and marketing	8,436	44%	8,864	38%	(5)%
General and administrative	4,434	23%	4,250	18%	4%
Severance and lease abandonment charges	5,199	27%	(384)	(2)%	(1,454)%
Spin-off transaction costs	2,321	12%	—	—	100%
Total operating costs and expenses	28,876	149%	23,197	100%	24%
Operating income (loss) from continuing operations	$(9,517)	(49)%	$31	0%	(30,800)%

Cost of Revenue.   Cost of revenue decreased $1.4 million or 29% to $3.2 million for the three months ended March 31, 2004, as compared to $4.6 million for the three months ended March 31, 2003. As a percentage of revenue, cost of revenue decreased to 17% for the three months ended March 31, 2004, as compared to 20% for the three months ended March 31, 2003. The decrease in cost of revenue was primarily attributable to a $1.1 million decrease in intangible asset amortization due to the full amortization in fiscal year 2003 of intangible assets acquired in previous periods.

Product Development Expenses.   Product development expenses decreased $0.7 million or 11% to $5.2 million for the three months ended March 31, 2004, as compared to the $5.9 million for the three months ended March 31, 2003. As a percentage of revenue, product development expenses increased to 27% for the three months ended March 31, 2004, as compared to 25% for the three months ended March 31, 2003. The decrease in product development expenses was primarily attributable to decreased personnel expenses resulting from headcount reductions in January 2004.

Sales and Marketing Expenses.   Sales and marketing expenses decreased $0.5 million or 5% to $8.4 million for the three months ended March 31, 2004, as compared to $8.9 million for the three months ended March 31, 2003. As a percentage of revenue, sales and marketing expenses increased to 44% for the three months ended March 31, 2004, as compared to 38% for the three months ended March 31, 2003. The decrease in sales and marketing expenses was primarily attributable to lower commissions paid to sales personnel as a result of a decrease in orders.

General and Administrative Expenses.   General and administrative expenses increased $0.1 million or 4% to $4.4 million for the three months ended March 31, 2004, as compared to $4.3 million for the three months ended March 31, 2003. As a percentage of revenue, general and administrative expenses increased to 23% for the three months ended March 31, 2004, as compared to 18% for the three months ended March 31, 2003. The increase in general and administrative costs was primarily attributable to an increase in personnel costs and outside consulting and accounting fees incurred in relation to our initial compliance with Section 404 of Sarbanes-Oxley.

Severance and Lease Abandonment Charges (Recoveries).   Severance and lease abandonment charges were $5.2 million for the three months ended March 31, 2004, as compared to a recovery of previously recognized severance and lease abandonment charges of $0.4 million for the three months ended March 31, 2003. During the three months ended March 31, 2004, we implemented a workforce reduction of 73 employees designed to improve the efficiency of our product development activities and reduce general and administrative costs. As a result of the implementation of this workforce reduction, we incurred a charge of $2.8 million for severance benefits for the terminated employees. The remaining severance and lease abandonment expenses incurred during the three months ended March 31, 2004 related to costs arising from the retirement of our former chief executive officer.

During the three months ended March 31, 2003, we recovered $0.4 million of severance and lease abandonment charges initially recognized in fiscal year 2002, consisting of $0.3 million resulting from the termination of the lease on an abandoned facility and $0.1 million related to certain severance obligations.

Spin-Off Transaction Costs.   During the three months ended March 31, 2004, we incurred transaction costs of $2.3 million associated with our spin-off of PDD.

Net Interest and Other Income

Net interest and other income was $0.9 million for the three months ended March 31, 2004, as compared to $1.1 million for the three months ended March 31, 2003. The decrease was due to lower foreign exchange gains in the three months ended March 31, 2004, as compared to the three months ended March 31, 2003 resulting from the weakening of the U.S. dollar, partially offset by an increase in interest income.

Income Tax Expense

Income tax expense was $0.1 million for the three months ended March 31, 2004, as compared to $0.3 million for the three months ended March 31, 2003. The decrease in income tax expense was due to a decrease in taxable income generated by our foreign operations.

Loss From Discontinued Operations

As a result of our spin-off of PDD, we recognized a loss from discontinued operations of $9.9 million, or $0.41 per share, for the three months ended March 31, 2004, which consisted of $5.4 million in revenue and $15.3 million in expenses. This compared to a loss from discontinued operations of $0.9 million, or $0.04 per share, for the three months ended March 31, 2003, which consisted of $7.5 million in revenue and $8.4 million in expenses.

Liquidity and Capital Resources

We had cash, cash equivalents, restricted cash, and marketable securities of $66.0 million as of March 31, 2006, as compared to $63.3 million as of March 31, 2005, an increase of $2.7 million. Significant components of this increase include cash provided by operations of $5.8 million, offset by net purchases of property and equipment of $3.0 million.

Net cash provided by operating activities was $5.8 million for the year ended March 31, 2006, as compared to net cash used in operating activities of $14.2 million for the year ended March 31, 2005. The increase in cash flows from operating activities was primarily attributable to reduced operating expenditures, improved collections processes for outstanding accounts receivable balances and the prepayment in fiscal year 2006 by a significant customer of future software license fees of approximately $3 million.

Net cash used in investing activities was $2.1 million for the year ended March 31, 2006, as compared to net cash provided by investing activities of $0.1 million for the year ended March 31, 2005. Significant components of cash flows from investing activities for the year ended March 31, 2006 included net purchases of property and equipment of $3.0 million and a net decrease in our marketable securities portfolio of $0.9 million. Significant components of cash flows from investing activities for the year ended March 31, 2005 included a $16.6 million net decrease in our marketable securities portfolio, $11.0 million in cash paid to acquire SciTegic and $5.1 million of net purchases of property and equipment. The $2.1 million decrease in net purchases of property and equipment for the year ended March 31, 2006, as compared to the year ended March 31, 2005, is primarily attributable to investments in leasehold improvements for our corporate headquarters in San Diego, California in fiscal year 2005.

Net cash provided by financing activities was $0.9 million for the year ended March 31, 2006, compared to net cash used in financing activities of $3.8 million for the year ended March 31, 2005. Cash flows from financing activities for the year ended March 31, 2006 consisted of proceeds from the issuance of our common stock under our employee stock plans. Significant components of cash flows from financing activities for the year ended March 31, 2005 included $1.7 million in proceeds from the issuance of our common stock under our employee stock plans and $5.5 million in cash contributed to PDD in the spin-off.

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

At March 31, 2006, our remaining liability for severance and lease abandonment charges was $4.3 million. Of the liability, $1.1 million represents severance benefits for terminated employees that will be paid in the first quarter of fiscal year 2007. The remaining liability of $3.2 million represents lease abandonment obligations that will be paid through 2016. See Note 10 to our consolidated financial statements included elsewhere in this Report for further information regarding our severance and lease abandonment liability.

Contractual Obligations

Our long-term contractual obligations as of March 31, 2006 are as follows (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Operating leases, net of subleases	$40,790	$3,518	$7,627	$7,091	$22,554
Estimated minimum royalty payments(1)	3,189	526	828	506	1,329
Total	$43,979	$4,044	$8,455	$7,597	$23,883

(1)          For purposes of the contractual obligations table, we have included indefinite-lived contractual minimum royalty payments due in the ten fiscal years following fiscal year 2006.

We are obligated to pay royalties for licenses to enhance and market certain software used in connection with our product offerings. In addition to the contractual minimum royalties included in the table above, we have several royalty agreements that are long term or perpetual in nature and the royalty obligations are generally based on a percentage of revenues derived from certain software license sales including associated sales of PCS. The royalty agreements require quarterly payments and generally do not limit the maximum royalties owed. During the years ended March 31, 2006 and 2005 and December 31, 2003, we incurred royalty expenses of $3.0 million, $2.8 million, and $2.8 million, respectively. Our future annual royalty obligations will vary based on the volume and mix of our product sales and, as a result, may increase in the future.

On April 30, 2004, relating to the spin-off of PDD, the landlords of our New Jersey facilities, which were used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $25 million as of March 31, 2006. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair market value of the guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. At March 31, 2006 and 2005, the liability for our guarantee of the lease obligation was $0.6 million and $0.7 million, respectively.

Off-Balance Sheet Arrangements and Related Party Transactions

As of March 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than what is disclosed in Note 12 to our consolidated financial statements included elsewhere in this Report.

New Accounting Standards

In November 2005, the FASB issued FASB Staff Position Nos. FAS 115-1 and FAS 124-1 (“FSP Nos. 115-1 and 124-1”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provide guidance on determining when investments in certain debt and equity securities are considered impaired and whether that impairment is other-than-temporary, and on the measurement of such impairment loss. FSP Nos. 115-1 and 124-1 also include accounting considerations subsequent to the recognition of other-than-temporary impairments and require certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. We will adopt

FSP Nos. 115-1 and 124-1 as of April 1, 2006. While we are currently evaluating the impact on our consolidated financial statements of the adoption of FSP Nos. 115-1 and 124-1, we do not anticipate that they will have a significant impact on our results of operations and financial position.

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

In December 2004, the FASB issued SFAS No. 123R. SFAS No. 123R requires that employee stock-based compensation is measured based on the grant date fair value of the related employee equity awards and is treated as an expense that is reflected in the financial statements over the related service period. SFAS No. 123R applies to all employee equity awards granted after adoption and to the unvested portion of employee equity awards outstanding as of adoption. We will adopt SFAS No. 123R using the modified-prospective method effective April 1, 2006. While we are currently evaluating the impact on our consolidated financial statements of the adoption of SFAS No. 123R, we anticipate that it will have a significant adverse impact on our future reported results of operations because employee stock-based compensation expense will be charged directly against our reported results, but will not affect our financial position or cash flows.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.                        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Accelrys, Inc.

We have audited the accompanying consolidated balance sheets of Accelrys, Inc. as of March 31, 2006 and March 31, 2005 (restated), and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended March 31, 2006 and March 31, 2005 (restated) and December 31, 2003 (restated), and the three month period ended March 31, 2004 (restated). Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accelrys, Inc. at March 31, 2006 and March 31, 2005 (restated), and the consolidated results of its operations and its cash flows for each of the years ended March 31, 2006 and March 31, 2005 (restated) and December 31, 2003 (restated), and the three month period ended March 31, 2004 (restated), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 2, Restatement of Prior Periods Presented, the Company has restated its previously issued consolidated financial statements as of March 31, 2005 and for the years ended March 31, 2005 and December 31, 2003 and the three month period ended March 31, 2004, to correct the accounting for revenue recognition and software development costs, and to correct the classification of expenses, interest income, cash flows from discontinued operations and investments in auction rate securities.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Accelrys, Inc.’s internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 5, 2006, expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting thereon.

/s/ ERNST & YOUNG Llp
San Diego, California
May 5, 2006

Accelrys, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31,
	2006	2005(1)
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$24,656	$21,256
Marketable securities	34,733	35,416
Trade receivables, net of allowance for doubtful accounts of $351 and $315 as of March 31, 2006 and 2005, respectively	17,289	20,006
Prepaid expenses and other current assets	3,438	6,249
Total current assets	80,116	82,927
Restricted cash	6,633	6,632
Property and equipment, net	7,860	9,043
Goodwill	42,663	42,609
Intangible assets, net	8,671	10,369
Other assets	812	835
Total assets	$146,755	$152,415
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,676	$1,821
Accrued liabilities	4,939	5,570
Accrued compensation and benefits	7,009	8,874
Current portion of accrued severance and lease abandonment	2,936	2,809
Current portion of deferred revenue	51,710	49,083
Total current liabilities	68,270	68,157
Deferred revenue, net of current portion	9,559	9,531
Accrued severance and lease abandonment, net of current portion	1,338	1,784
Deferred rent, lease concessions and lease guarantee, net of current portion	4,380	3,347
Stockholders’ equity:
Preferred stock, $.0001 par value; 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 40,000 shares authorized; 26,856 and 26,643 shares issued and outstanding at March 31, 2006 and 2005, respectively	3	3
Additional paid-in capital	254,224	253,327
Deferred compensation	(522)	(1,469)
Lease guarantee	(635)	(698)
Treasury stock; 644 shares at each of March 31, 2006 and 2005, respectively	(8,340)	(8,340)
Accumulated deficit	(181,156)	(173,417)
Accumulated other comprehensive income (loss)	(366)	190
Total stockholders’ equity	63,208	69,596
Total liabilities and stockholders’ equity	$146,755	$152,415

(1)          We have restated our previously issued consolidated financial statements for all reporting periods beginning January 1, 2000 through September 30, 2005 to reflect certain accounting adjustments, as described more fully in Note 2.

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended			Three Months Ended
	March 31, 2006	March 31, 2005(1)	December 31, 2003(1)	March 31, 2004(1)	March 31, 2003(1)
					(Unaudited)
		(Restated)	(Restated)	(Restated)	(Restated)
Revenue	$82,001	$79,030	$86,209	$19,359	$23,228
Operating costs and expenses:
Cost of revenue	17,095	14,317	17,276	3,238	4,590
Product development	21,721	22,717	22,394	5,248	5,877
Sales and marketing	32,657	36,916	34,493	8,436	8,864
General and administrative	16,060	17,290	16,637	4,434	4,250
Severance and lease abandonment charges (recoveries)	3,178	5,110	(384)	5,199	(384)
Acquired in-process product development	—	450	—	—	—
Spin-off transaction costs	—	—	700	2,321	—
Total operating costs and expenses	90,711	96,800	91,116	28,876	23,197
Operating income (loss) from continuing operations	(8,710)	(17,770)	(4,907)	(9,517)	31
Interest and other income, net	1,869	1,738	4,160	921	1,127
Income (loss) from continuing operations before taxes	(6,841)	(16,032)	(747)	(8,596)	1,158
Income tax expense (benefit)	898	(571)	1,001	128	270
Income (loss) from continuing operations	(7,739)	(15,461)	(1,748)	(8,724)	888
Loss from discontinued operations	—	(1,117)	(2,848)	(9,936)	(938)
Net loss	$(7,739)	$(16,578)	$(4,596)	$(18,660)	$(50)
Basic and diluted income (loss) per share amounts:
Income (loss) from continuing operations	$(0.30)	$(0.62)	$(0.07)	$(0.36)	$0.04
Loss from discontinued operations	—	(0.04)	(0.12)	(0.41)	(0.04)
Net loss	$(0.30)	$(0.66)	$(0.19)	$(0.77)	$(0.00)
Weighted averaged shares used to compute basic and diluted income (loss) per share amounts	26,116	25,137	23,752	24,090	23,617

(1)          We have restated our previously issued consolidated financial statements for all reporting periods beginning January 1, 2000 through September 30, 2005 to reflect certain accounting adjustments, as described more fully in Note 2.

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

									Accumulated
									Other
			Additional						Comprehensive	Total
	Common Stock		Paid-In	Deferred	Lease	Treasury Stock		Accumulated	Income	Stockholders’
	Shares	Amount	Capital	Compensation	Guarantee	Shares	Amount	Deficit(1)	(Loss)	Equity(1)
								(Restated)		(Restated)
Balance at December 31, 2002 (Previously Reported)	24,241	$ 2	$ 284,733	$ —	$ —	644	$ (8,340)	$ (93,821)	$ 763	$ 183,337
Cumulative effect of restatement on prior years(1)	—	—	—	—	—	—	—	(39,762)	—	(39,762)
Balance at December 31, 2002 (Restated)(1)	24,241	2	284,733	—	—	644	(8,340)	(133,583)	763	143,575
Comprehensive loss:
Net loss (Restated)(1)	—	—	—	—	—	—	—	(4,596)	—	(4,596)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	1,147	1,147
Unrealized loss on marketable securities	—	—	—	—	—	—	—		(576)	(576)
Total comprehensive loss (Restated)(1)	—	—	—	—	—	—	—	—	—	(4,025)
Deferred compensation bonus, subject to vesting	—	—	—	(536)	—	—	—	—	—	(536)
Non-cash stock-based compensation expense	—	—	93	—	—	—	—	—	—	93
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	219	—	1,723	—	—	—	—	—	—	1,723
Issuance of common stock for 401(K) plan matching contribution	108	—	1,043	—	—	—	—	—	—	1,043
Balance at December 31, 2003 (Restated)(1)	24,568	2	287,592	(536)	—	644	(8,340)	(138,179)	1,334	141,873
Comprehensive loss:
Net loss (Restated)(1)	—	—	—	—	—	—	—	(18,660)	—	(18,660)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	280	280
Unrealized loss on marketable securities	—	—	—	—	—	—	—		(52)	(52)
Total comprehensive loss (Restated)(1)	—	—	—	—	—	—	—	—	—	(18,432)
Issuance of restricted stock	52	—	891	(891)	—	—	—	—	—	—
Amortization of deferred stock-based compensation related to restricted stock	—	—	—	29	—	—	—	—	—	29
Amortization and vesting of deferred compensation bonus	—	—	—	537	—	—	—	—	—	537
Non-cash stock-based compensation expense	—	—	8	—	—	—	—	—	—	8
Issuance of common stock upon exercise of stock options	316	—	3,229	—	—	—	—	—	—	3,229
Issuance of common stock for 401(K) plan matching contribution	13	—	257	—	—	—	—	—	—	257
Balance at March 31, 2004 (Restated)(1)	24,949	2	291,977	(861)	—	644	(8,340)	(156,839)	1,562	127,501
Comprehensive loss:
Net loss (Restated)(1)	—	—	—	—	—	—	—	(16,578)	—	(16,578)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	115	115
Unrealized loss on marketable securities	—	—	—	—	—	—	—		(1,487)	(1,487)
Total comprehensive loss (Restated)(1)	—	—	—	—	—	—	—	—	—	(17,950)
Lease guarantee	—	—	—	—	(756)	—	—	—	—	(756)
Change in value of lease guarantee	—	—	—	—	58	—	—	—	—	58
Amortization of deferred stock-based compensation related to restricted stock	—	—	—	253	—	—	—	—	—	253
Spin-off of PDD	—	—	(49,750)	335	—	—	—	—	—	(49,415)
Issuance of common stock in SciTegic acquisition	1,374	1	8,749	—	—	—	—	—	—	8,750
Issuance of below market stock options to SciTegic employees	—	—	—	(249)	—	—	—	—	—	(249)
Amortization of deferred stock-based compensation related to below market stock options issued to SciTegic employees	—	—	—	48	—	—	—	—	—	48
Issuance of common stock earn-out to SciTegic	—	—	—	(1,326)	—	—	—	—	—	(1,326)
Amortization of deferred stock-based compensation related to common stock earn-out to SciTegic	—	—	—	331	—	—	—	—	—	331
Non-cash stock-based compensation expense	—	—	57	—	—	—	—	—	—	57
Retirement of restricted stock	(4)	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	237	—	1,682	—	—	—	—	—	—	1,682
Issuance of common stock for 401(K) plan matching contribution	87	—	612	—	—	—	—	—	—	612

Accelrys, Inc.
Consolidated Statements of Stockholders’ Equity (Continued)
(In thousands)

									Accumulated
									Other
			Additional						Comprehensive	Total
	Common Stock		Paid-In	Deferred	Lease	Treasury Stock		Accumulated	Income	Stockholders’
	Shares	Amount	Capital	Compensation	Guarantee	Shares	Amount	Deficit(1)	(Loss)	Equity(1)
								(Restated)		(Restated)
Balance at March 31, 2005 (Restated)(1)	26,643	3	253,327	(1,469)	(698)	644	(8,340)	(173,417)	190	69,596
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(7,739)	—	(7,739)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(784)	(784)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	228	228
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(8,295)
Change in value of lease guarantee	—	—	—	—	63	—	—	—	—	63
Amortization of deferred stock-based compensation related to restricted stock	—	—	—	97	—	—	—	—	—	97
Amortization of deferred stock-based compensation related to common stock earn-out and below market options to SciTegic	—	—	—	756	—	—	—	—	—	756
Retirement of restricted stock	(6)	—	(94)	94	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	193	—	857	—	—	—	—	—	—	857
Issuance of common stock for 401(K) plan matching contribution	26	—	134	—	—	—	—	—	—	134
Balance at March 31, 2006	26,856	$ 3	$ 254,224	$ (522)	$ (635)	644	$ (8,340)	$ (181,156)	$ (366)	$ 63,208

(1)                 We have restated our previously issued consolidated financial statements for all reporting periods beginning January 1, 2000 through September 30, 2005 to reflect certain accounting adjustments, as described more fully in Note 2.

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended			Three Months Ended
	March 31, 2006	March 31, 2005(1)	December 31, 2003(1)	March 31, 2004(1)	March 31, 2003(1)
					(Unaudited)
		(Restated)	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(7,739)	$(16,578)	$(4,596)	$(18,660)	$(50)
Less: Loss from discontinued operations	—	(1,117)	(2,848)	(9,936)	(938)
Income (loss) from continuing operations	(7,739)	(15,461)	(1,748)	(8,724)	888
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,813	4,528	4,493	1,134	1,130
Amortization of acquired intangible assets	1,698	1,131	2,885	—	1,260
Non-cash stock-based compensation	853	689	93	37	10
Contribution of common stock to 401(K) plan	134	612	1,043	257	281
Non-cash rent expense	1,359	914	—	—	—
Acquired in-process product development	—	450	—	—	—
Changes in operating assets and liabilities:
Trade receivables	2,040	(8,119)	(2,133)	28,978	20,642
Prepaid expenses and other current assets	2,280	477	131	(144)	1
Other assets	(309)	42	(523)	99	132
Accounts payable	(69)	(3,927)	388	2,814	389
Accrued liabilities	(2,181)	512	(1,737)	(2,116)	(4,515)
Deferred revenue	3,893	3,037	(44)	(10,048)	(9,454)
Net cash provided by (used in) continuing operating activities	5,772	(15,115)	2,848	12,287	10,764
Net cash provided by (used in) discontinued operating activities	—	958	(4,780)	(3,364)	(4,768)
Net cash provided by (used in) operating activities	5,772	(14,157)	(1,932)	8,923	5,996
Cash flows from investing activities:
Purchases of property and equipment, net	(3,043)	(5,053)	(2,850)	(803)	(714)
Purchases of marketable securities	(11,146)	(52,661)	(93,861)	(61,319)	(18,552)
Proceeds from maturities of marketable securities	12,055	69,273	99,574	66,256	16,638
Acquisition of business, net of cash acquired	—	(10,989)	—	—	—
Net cash provided by (used in) continuing investing activities	(2,134)	570	2,863	4,134	(2,628)
Net cash used in discontinued investing activities	—	(436)	(4,163)	(4,613)	(86)
Net cash provided by (used in) investing activities	(2,134)	134	(1,300)	(479)	(2,714)
Cash flows from financing activities:
Proceeds from issuance of common stock	857	1,682	1,723	3,229	57
Cash remitted to PDD	—	(5,445)	—	—	—
Payments on capital leases	—	—	(12)	(4)	(3)
Net cash provided by (used in) financing activities	857	(3,763)	1,711	3,225	54
Exchange rate effect on cash and cash equivalents	(1,095)	81	794	236	7
Change in cash and cash equivalents of discontinued operations	—	(743)	6,213	814	4,950
Increase (decrease) in cash and cash equivalents	3,400	(18,448)	5,486	12,719	8,293
Cash and cash equivalents at beginning of period	21,256	39,704	21,499	26,985	21,499
Cash and cash equivalents at end of period	$24,656	$21,256	$26,985	$39,704	$29,792
Supplemental cash flow information:
Cash paid during the year for income taxes	$515	$693	$296	$163	$141

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

Accelrys, Inc.
Notes to Consolidated Financial Statements

1.   Organization and Description of Business

We develop and commercialize software for computation, simulation, management and mining of scientific data used by biologists, chemists and materials scientists, including nanotechnology researchers for product design as well as drug discovery and development.

On April 1, 2004, we changed our fiscal year end from December 31 to March 31. For comparative purposes, we have included in our accompanying consolidated financial statements the consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows for the years ended March 31, 2006 and 2005 and December 31, 2003, and the three months ended March 31, 2004.

2.   Restatement of Prior Periods Presented

We have restated our previously issued consolidated financial statements to reflect certain accounting adjustments. The decision to restate our consolidated financial statements was made by the Audit Committee of our Board of Directors on December 16, 2005, following consultation with, and upon the recommendation of, management and Ernst & Young LLP (“E&Y”), our independent registered public accounting firm. Our decision to restate was made in connection with a review of our Annual Report on Form 10-K for the year ended March 31, 2005 by the Corporate Finance Division of the Securities and Exchange Commission (the “SEC”).

Our restated consolidated financial statements reflect the following accounting adjustments:

Timing of Revenue Recognition.   Prior to January 2004, we generally recognized revenues from our term-based software license arrangements, which include both a software license and post-contract customer support (“PCS”), as follows: 64% of the total sales value attributed to the software license was recognized as revenue upon product shipment and the remaining 36%, which was associated with PCS, was recognized as revenue over the PCS term. We have since determined that the fee for such arrangements cannot be unbundled and accounted for separately because we do not have vendor-specific objective evidence (“VSOE”) of the fair value of the PCS. Rather, the entire arrangement fee should be recognized as revenue ratably over the term of the PCS.

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

Accounting for Software Development Costs.   Historically, we capitalized a portion of our product development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed. As a result of an internal review of our historical accounting for software development costs, we determined that we did not have contemporaneous evidence of the achievement of technological feasibility of our software development projects as required for capitalization under SFAS No. 86. As a result, we historically

Accelrys, Inc.
Notes to Consolidated Financial Statements (Continued)

capitalized software development costs prior to the achievement of technological feasibility. Based on this review, we have determined that technological feasibility occurs shortly before our software products are available for general release. Using this revised methodology, we have determined that costs eligible for capitalization under SFAS No. 86 would not be material. Therefore, we have restated our previously issued consolidated financial statements to remove all historical capitalization of product development costs and related assets and amortization.

Classification of Expenses, Interest Income and Cash Flows From Discontinued Operations.   We have restated our previously issued consolidated statements of operations to correct certain misclassifications of general and administrative expenses and interest income between continuing and discontinued operations. These misclassifications resulted in an understatement of our loss from discontinued operations and a corresponding overstatement of our loss from continuing operations. We have also restated our previously issued consolidated statements of cash flows to report net cash provided by operating, investing and financing activities related to discontinued operations as separate line items in the statements of cash flows, as opposed to a single line item as previously reported.

Classification of Investments in Auction Rate Securities.   We have restated our previously issued consolidated balance sheets and statements of cash flows to reflect the reclassification of investments in auction rate securities to marketable securities from cash and cash equivalents.

The financial information presented in the accompanying consolidated financial statements and these notes to the consolidated financial statements give effect to the restatement.

The effect of the restatement on our previously reported revenue, operating expenses, net loss and basic and diluted net loss per share for the historical periods presented in the accompanying consolidated financial statements was as follows:

	Years Ended		Three Months Ended
	March 31, 2005	December 31, 2003	March 31, 2004	March 31, 2003
				(Unaudited)
	(In thousands, except per share amounts)
Increase in revenue	$9,399	$648	$8,224	$6,009
Increase (decrease) in total costs and operating expenses	805	197	(424)	248
Decrease (increase) in net loss	8,594	(1,099)	8,110	5,403
Decrease (increase) in basic and diluted net loss per share	0.34	(0.04)	0.34	0.23

Accelrys, Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables summarizes the effect of the restatement on line items presented in our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006:

Consolidated Balance Sheets as of March 31, 2005 and 2004

	As of March 31,
	2005		2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands)
Cash and cash equivalents	$24,010	$21,256	$39,704	$39,704
Marketable securities	32,662	35,416	101,557	101,557
Software development costs, net	8,553	—	7,748	—
Total assets	160,554	152,415	220,478	213,144
Current portion of deferred revenue	35,005	49,083	22,272	42,252
Total current liabilities	54,079	68,157	50,963	70,943
Deferred revenue, net of current portion	7,591	9,531	5,493	10,930
Accumulated deficit	(149,260)	(173,417)	(124,088)	(156,839)
Total stockholders’ equity	93,753	69,596	160,252	127,501
Total liabilities and stockholders’ equity	160,554	152,415	220,478	213,144

Accelrys, Inc.
Notes to Consolidated Financial Statements (Continued)

Consolidated Statements of Operations for the years ended March 31, 2005 and December 31, 2003, and the three months ended March 31, 2004 and 2003

	Years Ended
	March 31, 2005		December 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands, except per share amounts)
Revenue	$69,631	$79,030	$85,561	$86,209
Operating costs and expenses:
Cost of revenue	17,905	14,317	19,845	17,276
Product development	18,324	22,717	18,078	22,394
Sales and marketing	36,916	36,916	34,493	34,493
General and administrative	17,290	17,290	18,187	16,637
Severance and lease abandonment charges (recoveries)	5,110	5,110	(384)	(384)
Acquired in-process product development	450	450	—	—
Spin-off transaction costs	—	—	700	700
Total operating costs and expenses	95,995	96,800	90,919	91,116
Operating loss from continuing operations	(26,364)	(17,770)	(5,358)	(4,907)
Interest and other income, net	1,738	1,738	4,160	4,160
Loss from continuing operations before income taxes	(24,626)	(16,032)	(1,198)	(747)
Income tax expense (benefit)	(571)	(571)	1,001	1,001
Loss from continuing operations	(24,055)	(15,461)	(2,199)	(1,748)
Loss from discontinued operations	(1,117)	(1,117)	(1,298)	(2,848)
Net loss	$(25,172)	$(16,578)	$(3,497)	$(4,596)
Basic and diluted loss per share amounts:
Loss from continuing operations	$(0.96)	$(0.62)	$(0.09)	$(0.07)
Loss from discontinued operations	(0.04)	(0.04)	(0.06)	(0.12)
Net loss	$(1.00)	$(0.66)	$(0.15)	$(0.19)

Accelrys, Inc.
Notes to Consolidated Financial Statements (Continued)

	Three Months Ended March 31,
	2004		2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
			(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
Revenue	$11,135	$19,359	$17,219	$23,228
Operating costs and expenses:
Cost of revenue	4,107	3,238	5,169	4,590
Product development	4,265	5,248	4,692	5,877
Sales and marketing	8,436	8,436	8,864	8,864
General and administrative	4,972	4,434	4,608	4,250
Severance and lease abandonment charges (recoveries)	5,199	5,199	(384)	(384)
Spin-off transaction costs	2,321	2,321	—	—
Total operating costs and expenses	29,300	28,876	22,949	23,197
Operating income (loss) from continuing operations	(18,165)	(9,517)	(5,730)	31
Interest and other income, net	921	921	1,127	1,127
Income (loss) from continuing operations before income taxes	(17,244)	(8,596)	(4,603)	1,158
Income tax expense	128	128	270	270
Income (loss) from continuing operations	(17,372)	(8,724)	(4,873)	888
Loss from discontinued operations	(9,398)	(9,936)	(580)	(938)
Net loss	$(26,770)	$(18,660)	$(5,453)	$(50)
Basic and diluted loss per share amounts:
Income (loss) from continuing operations	$(0.72)	$(0.36)	$(0.21)	$0.04
Loss from discontinued operations	(0.39)	(0.41)	(0.02)	(0.04)
Net loss	$(1.11)	$(0.77)	$(0.23)	$(0.00)

Consolidated Statements of Cash Flows for the years ended March 31, 2005 and December 31, 2003, and the three months ended March 31, 2004 and 2003

	Years Ended
	March 31, 2005		December 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands)
Net cash provided by (used in) operating activities	$(11,909)	$(14,157)	$4,823	$(1,932)
Net cash provided by (used in) investing activities	(1,058)	134	(1,371)	(1,300)
Net cash provided by (used in) financing activities	1,682	(3,763)	1,711	1,711
Change in cash and cash equivalents of discontinued operations	896	(743)	(6,533)	6,213
Net increase (decrease) in cash and cash equivalents	(15,694)	(18,448)	(727)	5,486
Cash and cash equivalents, beginning of period	39,704	39,704	28,236	21,499
Cash and cash equivalents, end of period	24,010	21,256	27,509	26,985

Accelrys, Inc.
Notes to Consolidated Financial Statements (Continued)

	Three Months Ended March 31,
	2004		2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
			(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$3,802	$8,923	$10,964	$5,996
Net cash provided by (used in) investing activities	3,178	(479)	(3,786)	(2,714)
Net cash provided by financing activities	3,225	3,225	54	54
Change in cash and cash equivalents of discontinued operations	1,795	814	(3,826)	4,950
Net increase (decrease) in cash and cash equivalents	12,195	12,719	3,343	8,293
Cash and cash equivalents, beginning of period	27,509	26,985	28,236	21,499
Cash and cash equivalents, end of period	39,704	39,704	31,579	29,792

The following tables summarizes the effect of the restatement on line items presented in our unaudited condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the three months ended September 30, 2005 and June 30, 2005:

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2005 and June 30, 2005

	As of
	September 30, 2005		June 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands)
Cash and cash equivalents	$18,371	$18,371	$16,981	$15,978
Marketable securities	27,840	27,840	32,713	33,716
Software development costs, net	8,234	—	8,583	—
Total assets	138,350	130,530	147,413	139,244
Current portion of deferred revenue	25,883	35,391	29,707	42,075
Total current liabilities	39,353	48,861	44,182	56,550
Deferred revenue, net of current portion	5,629	7,146	7,690	9,491
Accumulated deficit	(155,317)	(174,162)	(152,976)	(175,314)
Total stockholders’ equity	88,198	69,353	90,563	68,225
Total liabilities and stockholders’ equity	138,350	130,530	147,413	139,244

Accelrys, Inc.
Notes to Consolidated Financial Statements (Continued)

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2005 and 2004, and the three months ended June 30, 2005 and 2004

	Three Months Ended September 30,
	2005		2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands, except per share amounts)
Revenue	$18,592	$21,736	$14,277	$19,734
Operating costs and expenses:
Cost of revenue	5,400	4,171	3,137	2,352
Product development	4,687	5,567	4,382	5,112
Sales and marketing	7,388	7,388	7,471	7,471
General and administrative	3,619	3,619	3,680	3,680
Acquired in-process product development	—	—	700	700
Total operating costs and expenses	21,094	20,745	19,370	19,315
Operating income (loss) from continuing operations	(2,502)	991	(5,093)	419
Interest and other income, net	402	402	489	489
Income (loss) from continuing operations before income taxes	(2,100)	1,393	(4,604)	908
Income tax expense	241	241	479	479
Net income (loss)	$(2,341)	$1,152	$(5,083)	$429
Basic net income (loss) per share	$(0.09)	$0.04	$(0.21)	$0.02
Diluted net income (loss) per share	$(0.09)	$0.04	$(0.21)	$0.02

Accelrys, Inc.
Notes to Consolidated Financial Statements (Continued)

	Six Months Ended September 30,
	2005		2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands, except per share amounts)
Revenue	$37,146	$42,139	$28,458	$38,538
Operating costs and expenses:
Cost of revenue	10,431	8,308	6,923	5,273
Product development	9,617	11,421	8,505	10,173
Sales and marketing	15,885	15,885	15,240	15,240
General and administrative	7,688	7,688	7,689	7,689
Acquired in-process product development	—	—	700	700
Total operating costs and expenses	43,621	43,302	39,057	39,075
Operating loss from continuing operations	(6,475)	(1,163)	(10,599)	(537)
Interest and other income, net	1,100	1,100	1,074	1,074
Income (loss) from continuing operations before income taxes	(5,375)	(63)	(9,525)	537
Income tax expense	682	682	614	614
Loss from continuing operations	(6,057)	(745)	(10,139)	(77)
Loss from discontinued operations	—	—	(1,117)	(1,117)
Net loss	$(6,057)	$(745)	$(11,256)	$(1,194)
Basic and diluted loss per share amounts:
Loss from continuing operations	$(0.23)	$(0.03)	$(0.41)	$(0.00)
Loss from discontinued operations	—	—	(0.05)	(0.05)
Net loss	$(0.23)	$(0.03)	$(0.46)	$(0.05)

Accelrys, Inc.
Notes to Consolidated Financial Statements (Continued)

	Three Months Ended June 30,
	2005		2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands, except per share amounts)
Revenue	$18,555	$20,404	$14,181	$18,804
Operating costs and expenses:
Cost of revenue	5,030	4,136	3,786	2,921
Product development	4,931	5,855	4,123	5,061
Sales and marketing	8,499	8,499	7,769	7,769
General and administrative	4,069	4,069	4,009	4,009
Total operating costs and expenses	22,529	22,559	19,687	19,760
Operating loss from continuing operations	(3,974)	(2,155)	(5,506)	(956)
Interest and other income, net	698	698	585	585
Loss from continuing operations before income taxes	(3,276)	(1,457)	(4,921)	(371)
Income tax expense	440	440	135	135
Loss from continuing operations	(3,716)	(1,897)	(5,056)	(506)
Loss from discontinued operations	—	—	(1,117)	(1,117)
Net loss	$(3,716)	$(1,897)	$(6,173)	$(1,623)
Basic and diluted loss per share amounts:
Loss from continuing operations	$(0.14)	$(0.07)	$(0.21)	$(0.02)
Loss from discontinued operations	—	—	(0.04)	(0.05)
Net loss	$(0.14)	$(0.07)	$(0.25)	$(0.07)

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2005 and 2004, and the three months ended June 30, 2005 and 2004

	Six Months Ended September 30,
	2005		2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands)
Net cash used in operating activities	$(6,326)	$(7,913)	$(13,536)	$(13,322)
Net cash provided by (used in) investing activities	974	2,667	(1,325)	(10,667)
Net cash provided by (used in) financing activities	521	521	(4,635)	(4,119)
Change in cash and cash equivalents of discontinued operations	—	—	—	5,426
Net decrease in cash and cash equivalents	(5,639)	(5,639)	(19,769)	(22,972)
Cash and cash equivalents, beginning of period	24,010	24,010	39,704	39,704
Cash and cash equivalents, end of period	18,371	18,371	19,935	16,732

Accelrys, Inc.
Notes to Consolidated Financial Statements (Continued)

	Three Months Ended June 30,
	2005		2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands)
Net cash used in operating activities	$(4,918)	$(5,884)	$(7,852)	$(6,734)
Net cash provided by (used in) investing activities	(1,976)	61	3,078	(5,723)
Net cash provided by (used in) financing activities	479	479	1,364	(4,081)
Change in cash and cash equivalents of discontinued operations	—	—	(147)	5,426
Net decrease in cash and cash equivalents	(7,029)	(6,026)	(9,352)	(11,353)
Cash and cash equivalents, beginning of period	24,010	24,010	40,072	40,072
Cash and cash equivalents, end of period	16,981	15,978	30,720	28,719

3.   Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual future results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity at purchase of three months or less to be cash equivalents. We invest our cash with financial institutions in money market funds, U.S. Treasury securities and other investment grade securities such as prime-rated commercial paper.

Marketable Securities

Our marketable securities consist of debt securities with maturities at purchase of greater than three months and include U.S. Treasury securities, obligations of U.S. government agencies, corporate bonds and auction rate municipal bonds. We account for our investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, our marketable securities have been classified as available-for-sale and are recorded at their estimated fair value. Changes in fair value are recorded as unrealized gains or losses which are included in accumulated other comprehensive income (loss) in stockholders’ equity. The cost of marketable securities sold is determined based on the specific identification method.

Accelrys, Inc.
Notes to Consolidated Financial Statements (Continued)

We review the fair value of our marketable securities at least quarterly to determine if declines in the fair value of individual securities are other-than-temporary in nature. If we believe the decline in the fair value of an individual security is other-than-temporary, we write-down the carrying value of the security to its estimated fair value, generally determined using quoted market prices. To determine if a decline in the fair value of an investment is other-than-temporary, we consider several factors including, among others, the period of time and extent to which the estimated fair value has been less than cost, overall market conditions, the historical and projected future financial condition of the issuer of the security and our ability and intent to hold the security for a period of time sufficient to allow for a recovery of the market value.

Marketable securities, including marketable securities classified as restricted cash (see Note 9), consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2006:
U.S. Treasury securities and obligations of U.S. government agencies	$24,051	$—	$(544)	$23,507
U.S. corporate debt securities	9,155	—	(154)	9,001
Auction rate municipal bonds	8,550	—	—	8,550
	$41,756	$—	$(698)	$41,058
March 31, 2005 (Restated):
U.S. Treasury securities and obligations of U.S. government agencies	$29,070	$—	$(688)	$28,382
U.S. corporate debt securities	10,667	—	(237)	10,430
Auction rate municipal bonds	2,750	—	—	2,750
	$42,487	$—	$(925)	$41,562

Included in marketable securities in the accompanying consolidated balance sheets is accrued interest receivable on marketable securities of $0.3 million and $0.5 million as of March 31, 2006 and 2005, respectively.

The contractual maturities of our marketable securities at March 31, 2006 are as follows (in thousands):

Due within one year	$13,396
Due in one to five years	19,112
Due after five years	8,550
$41,058

Auction rate municipal bonds have been included in the above contractual maturities table based on the stated maturity date of the bond.

Accelrys, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the gross unrealized losses and fair value of our marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities that have been in a continuous unrealized loss position, at March 31, 2006:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$23,507	$(544)	$23,507	$(544)
U.S. corporate debt securities	—	—	9,001	(154)	9,001	(154)
	$—	$—	$32,508	$(698)	$32,508	$(698)

The unrealized losses on these securities were primarily caused by recent increases in market interest rates, and not the credit quality of the issuer, and we have the ability and intent to hold these securities until a recovery of fair value, which may be at maturity. As a result, we do not believe these securities to be other-than-temporarily impaired as of March 31, 2006.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments on accounts receivable. This estimate is based on a specific customer analysis and an analysis of our historical write-offs as a percent of outstanding accounts receivable balances. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments against outstanding balances owed to us, an additional allowance may be required.

Fair Value of Financial Instruments

We carry our cash and cash equivalents, marketable securities and restricted cash at market value. The carrying amount of accounts receivable, accounts payable and accrued liabilities are considered to be representative of their respective fair values due to their short-term nature.

Property and Equipment

Property and equipment, stated at cost, consists of the following:

		March 31,
	Useful Lives (Yrs)	2006	2005
		(In thousands)
Computers and software	2-3	$14,957	$22,931
Furniture and fixtures	3	1,131	2,180
Leasehold improvements	5-10	3,554	3,728
		19,642	28,839
Less accumulated depreciation and amortization		(11,782)	(19,796)
		$7,860	$9,043

Accelrys, Inc.
Notes to Consolidated Financial Statements (Continued)

Depreciation is provided on the straight-line method over the estimated useful lives of the related assets. Assets under capital leases, if any, are amortized over the shorter of their estimated useful life or the applicable lease period. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Repair and maintenance costs are charged to expense as incurred.

Software Development Costs

We account for costs incurred to develop our software products in accordance with SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed. Accordingly, costs incurred in the research and development of new software products and significant enhancements to existing software products are expensed as incurred, until the technological feasibility of the product has been established. Technological feasibility occurs shortly before our software products are available for general release, and we have determined that costs eligible for capitalization are not material. Accordingly, there were no capitalized software development costs as of March 31, 2006 and 2005.

Goodwill and Acquired Intangible Assets

Changes in the carrying amount of goodwill are as follows (in thousands):

Balance at March 31, 2004	$34,072
Goodwill from acquisition of SciTegic, Inc. (Note 5)	9,726
Purchase adjustment for the settlement of a pre-acquisition contingency	58
Purchase adjustment for reversal of tax reserve	(500)
Purchase adjustment for use of pre-acquisition deferred tax assets	(747)
Balance March 31, 2005	42,609
Additional purchase consideration from escrow	54
Balance at March 31, 2006	$42,663

Intangible assets consist of the following:

	March 31, 2006			March 31, 2005
	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization
		(In thousands)			(In thousands)
Intangible assets subject to amortization:
Purchased technology	5	$6,750	$2,025	5	$6,750	$675
Purchased customer relationships	10	1,650	248	10	1,650	83
Purchased backlog	2.25	550	541	2.25	550	368
Purchased contract based	5	50	15	5	50	5
		$9,000	$2,829		$9,000	$1,131
Intangible assets not subject to amortization:
Purchased trademark/tradename		$2,500			$2,500

Intangible assets are amortized using the straight-line method over their estimated useful lives. During the years ended March 31, 2006 and 2005 and December 31, 2003, and the three months ended

Accelrys, Inc.
Notes to Consolidated Financial Statements (Continued)

March 31, 2004 and 2003 (unaudited), intangible asset amortization expense totaled $1.7 million, $1.1 million, $2.8 million, $0 and $1.3 million, respectively.

Future estimated amortization expense for intangible assets as of March 31, 2006 for each of the succeeding five years is as follows (in thousands):

Fiscal Year 2007	$1,534
Fiscal Year 2008	1,525
Fiscal Year 2009	1,398
Fiscal Year 2010	958
Fiscal Year 2011	165

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review our goodwill and indefinite-lived intangible asset for impairment at least annually in our fiscal fourth quarter and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of our reporting unit and/or our indefinite-lived intangible asset below their respective carrying values. Examples of such events or circumstances include: a significant adverse change in legal factors or in the business climate, a significant decline in our stock price, a significant decline in our projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of a reporting unit.

Our goodwill is considered to be impaired if we determine that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by SFAS No. 142 and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, management has determined that our company consists of only one reporting unit given the similarities of economic characteristics between the operations and the common nature of the products, services and customers. Because we have only one reporting unit, and we are publicly traded, we determine the fair value of the reporting unit based on our market capitalization as we believe this  represents the best evidence of fair value. In the fourth quarter of fiscal year 2006, we completed our annual goodwill impairment test for fiscal year 2006 in accordance with SFAS No. 142 and concluded that our goodwill was not impaired. Our conclusion that goodwill was not impaired was based on a comparison of our net assets as of March 31, 2006 to our market capitalization.

Our indefinite-lived intangible asset is considered to be impaired if we determine that the carrying value of the asset exceeds its estimated fair value. In the fourth quarter of fiscal year 2006, we completed our annual indefinite-lived intangible asset impairment test and concluded that our indefinite-lived intangible asset was not impaired. We estimated the fair value of our indefinite-lived intangible asset utilizing a discounted cash flow analysis which considers the potential royalties that would otherwise be paid to an independent third party for use of the trade name. Key assumptions included in the discounted cash flow analysis include projections of future revenue growth, market royalty rates for similar assets and the after-tax rate of return on the asset.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets to be held and used, including acquired intangible assets subject to amortization

Accelrys, Inc.
Notes to Consolidated Financial Statements (Continued)

and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the market price of an asset or asset group, a significant adverse change in the extent or manner in which an asset or asset group is being used, the loss of legal ownership or title to the asset, significant negative industry or economic trends or the presence of other indicators that would indicate that the carrying amount of an asset or asset group is not recoverable. An asset is considered to be impaired if management’s estimate of the undiscounted future cash flows anticipated to result from the use of the asset and its eventual disposition are not sufficient to recover the carrying value of the asset. During fiscal years 2006 and 2005, we did not identify any conditions that would necessitate an impairment assessment of our long-lived assets.

Revenue Recognition

We recognize revenues in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

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

Accelrys, Inc.
Notes to Consolidated Financial Statements (Continued)

Renewal of PCS under Perpetual Software Licenses

Our PCS includes the right to receive unspecified upgrades or enhancements and technical support. Fees from customer renewals of PCS related to previously purchased perpetual licenses are recognized ratably over the term of the PCS.

Training, Installation and Implementation Services

We provide certain services to our customers, including product training, non-complex product installation and non-complex implementation services which are non-essential to the operation of the software. When sold separately, revenue from these services is generally recognized as the services are delivered, according to the contractual terms. Amounts billed but not yet recognized as revenue, and other payments received prior to the recognition of revenue, are recorded as deferred revenue.

Multi-Element Arrangements

For multi-element arrangements which include software licenses, PCS and non-complex training, installation and implementation services which are non-essential to the operation of the software, the entire fee for such arrangements is recognized as revenue ratably over the term of the PCS or delivery of the services, whichever is longer.

Shipping Costs

The costs of shipping products to our customers are expensed as incurred and are included in cost of revenue in our consolidated statements of operations. We incurred $0.8 million, $0.7 million, $0.9 million, $0.2 million and $0.3 million in shipping costs during the years ended March 31, 2006 and 2005 and December 31, 2003, and the three months ended March 31, 2004 and 2003 (unaudited), respectively.

Advertising Costs

The costs of advertising are expensed as incurred and are included in sales and marketing expenses in our consolidated statements of operations. We incurred $45,000, $0.1 million $0.3 million, $43,000 and $44,000 in advertising costs during the years ended March 31, 2006 and 2005 and December 31, 2003, and the three months ended March 31, 2004 and 2003 (unaudited), respectively.

Foreign Currency Translation

In accordance with SFAS No. 52, Foreign Currency Translation, we translate the financial statements of our foreign subsidiaries into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Gains and losses resulting from foreign currency translation are excluded from results of operations and recorded as accumulated other comprehensive income (loss) in stockholders’ equity.

In certain instances, we and our subsidiaries conduct business with customers and vendors in currencies other than the functional currency of each entity. Foreign exchange gains (losses) resulting from these transactions are included in interest and other income, net in our consolidated statements of operations and totaled $0.3 million, $(0.1) million, $0.6 million, $(0.1) million and $0.3 million for the years ended March 31, 2006 and 2005 and December 31, 2003, and the three months ended March 31, 2004 and 2003 (unaudited), respectively.

Accelrys, Inc.
Notes to Consolidated Financial Statements (Continued)

Concentrations of Risk

We maintain deposits in federally insured financial institutions in excess of federally insured limits. We do not believe we are exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Additionally, we have established guidelines regarding diversification of our investment portfolio and maturities of investments, which are designed to maintain the safety and liquidity of our deposits and investments.

Our international sales are generally denominated in foreign currencies. Conversion of foreign-denominated receivables into U.S. dollars could have a material adverse effect on our results of operations. We conduct business in Europe and in the Asia/Pacific region, primarily in Japan. Any significant decline in the economies or the value of the currencies in these regions could have a material adverse impact on us.

Income Taxes

We account for income taxes using the liability method. Under the liability method, deferred income taxes are recognized for the tax consequences of temporary differences between the financial carrying amounts and the tax basis of existing assets and liabilities by applying enacted statutory tax rates applicable to future years. The provision for income taxes is based on our estimates for taxable income of the various legal entities and jurisdictions in which we operate. As such, income tax expense may vary from the customary relationship between income tax expense and pre-tax accounting income. We establish a valuation allowance against our net deferred tax assets to reduce deferred tax assets to the amount expected to be realized.

Net Loss Per Share

We compute net loss per share pursuant to SFAS No. 128, Earnings Per Share. Accordingly, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents.

Potentially dilutive common stock equivalents consist of common stock options and restricted stock that has not yet fully vested and totaled approximately 3.5 million, 3.2 million, 3.5 million, 1.7 million and 7.0 million shares for the years ended March 31, 2006 and 2005 and December 31, 2003, and the three months ended March 31, 2004 and 2003 (unaudited), respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share calculations for all periods presented as their effect would be anti-dilutive.

Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, we account for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, stock-based compensation expense related to employee stock options is recognized if, on the date of grant, the exercise price of employee stock option is less than the fair market value of the underlying common stock.

Accelrys, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to our employee stock awards. For purposes of the SFAS No. 123 pro forma disclosures, the estimated fair value of employee stock awards has been amortized to expense over the related vesting period of the award on a straight-line basis.

	Years Ended			Three Months Ended
	March 31, 2006	March 31, 2005	December 31, 2003	March 31, 2004	March 31, 2003
					(Unaudited)
		(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share amounts)
Net loss, as reported	$(7,739)	$(16,578)	$(4,596)	$(18,660)	$(50)
Add: Stock-based employee compensation expense included in net loss, as reported	853	358	93	574	23
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards	(5,200)	(7,218)	(12,065)	(3,806)	(5,400)
Pro forma net loss	$(12,086)	$(23,438)	$(16,568)	$21,892)	$(5,427)
Basic and diluted net loss per share:
As reported	$(0.30)	$(0.66)	$(0.19)	$(0.77)	$(0.00)
Pro forma	$(0.46)	$(0.93)	$(0.70)	$(0.91)	$(0.23)

The fair value of employee stock awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended			Three Months Ended
	March 31, 2006	March 31, 2005	December 31, 2003	March 31, 2004	March 31, 2003
					(Unaudited)
Expected volatility	66%	69%	86%	85%	88%
Risk-free interest rate	4.1%	3.8%	3.7%	3.4%	3.5%
Expected option life in years	4.0	3.5	6.3	5.8	6.5
Expected dividend yield	0%	0%	0%	0%	0%
Weighted average per share grant date fair value	$3.08	$3.99	$5.46	$13.92	$4.98

Segment and Geographic Information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, our operations have been aggregated into one reportable segment given the similarities of economic characteristics between the operations and the common nature of the products, services and customers.

Accelrys, Inc.
Notes to Consolidated Financial Statements (Continued)

Financial information by geographic region is as follows:

	Years Ended
	March 31, 2006		March 31, 2005		December 31, 2003
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
			(Restated)		(Restated)
	(In thousands, except percentages)
Revenues:
U.S.	$47,599	58%	$42,022	53%	$44,421	51%
Europe	18,645	23%	20,353	26%	25,756	30%
Asia-Pacific	15,757	19%	16,655	21%	16,032	19%
Total	$82,001	100%	$79,030	100%	$86,209	100%

	Three Months Ended
	March 31, 2004		March 31, 2003
	Amount	Percentage of Total	Amount	Percentage of Total
			(Unaudited)
	(Restated)		(Restated)
	(In thousands, except percentages)
Revenues:
U.S.	$9,615	50%	$11,360	49%
Europe	5,441	28%	6,697	29%
Asia-Pacific	4,303	22%	5,171	22%
Total	$19,359	100%	$23,228	100%

	As of March 31						As of December 31
	2006		2005		2004		2003
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
			(Restated)		(Restated)		(Restated)
	(In thousands, except percentages)
Long-lived assets:
U.S.	$56,445	94%	$58,484	93%	$38,210	89%	$38,645	89%
Europe	2,406	4%	2,805	5%	3,487	8%	3,481	8%
Asia-Pacific	1,155	2%	1,567	2%	1,453	3%	1,348	3%
Total	$60,006	100%	$62,856	100%	$43,150	100%	$43,474	100%

Comprehensive Income (Loss)

In accordance with SFAS No. 130, Reporting Comprehensive Income, we report the components of comprehensive income (loss), including net income (loss), in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as all changes in equity during a period from non-owner sources, including foreign currency translation adjustment and unrealized gains and losses on marketable securities. We present comprehensive income (loss) in our consolidated statements of

Accelrys, Inc.
Notes to Consolidated Financial Statements (Continued)

stockholders’ equity. Accumulated other comprehensive income (loss) in stockholders’ equity consists of the following:

	March 31,
	2006	2005
	(In thousands)
Foreign currency translation adjustment	$332	$1,115
Unrealized loss on marketable securities	(698)	(925)
	$(366)	$190

Guarantees

We account for guarantees in accordance with Financial Accounting Standards Board Interpretation (“FASB”) Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees and requires certain disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued.

Effect of New Accounting Standards

In November 2005, the FASB issued Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP Nos. 115-1 and 124-1”), which provide guidance on determining when investments in certain debt and equity securities are considered impaired and whether that impairment is other-than-temporary, and on the measurement of such impairment loss. FSP Nos. 115-1 and 124-1 also include accounting considerations subsequent to the recognition of other-than-temporary impairments and require certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. We will adopt FSP Nos. 115-1 and 124-1 in the first quarter of fiscal year 2007. While we are currently evaluating the impact on our consolidated financial statements of the adoption of FSP Nos. 115-1 and 124-1, we do not anticipate that they will have a significant impact on our results of operations and financial position.

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

Accelrys, Inc.
Notes to Consolidated Financial Statements (Continued)

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

4.   Divestiture of Pharmacopeia Drug Discovery, Inc. (“PDD”)

On April 30, 2004, we completed the spin-off of PDD into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of this transaction, we contributed $42.3 million in marketable securities and $5.4 million in cash to PDD and incurred transaction costs of approximately $3.0 million.

We have reclassified PDD’s prior period results of operations, assets and liabilities, and cash flows as discontinued operations in our consolidated financial statements. Further, the notes to our consolidated financial statements exclude the results of operations, assets and liabilities of PDD.

In connection with the spin-off of PDD, we entered into a transition services agreement with PDD, under which we agreed to provide certain services to PDD through the first anniversary of the spin-off. Accordingly, during fiscal year 2005, we provided PDD with $0.5 million for purchase of a financial system and $0.7 million related to the consolidation of its facilities. As of March 31, 2006, we have no further obligations to PDD under the transition services agreement.

We also entered into a tax sharing and indemnification agreement with PDD, under which we are responsible for filing all federal, state and local income tax returns including PDD for all periods through the distribution date, and for paying all taxes related to those returns.

We also guaranteed the remaining lease obligations on certain of PDD’s facilities, as more fully described in Note 9.

5.   Acquisition of SciTegic, Inc.

On September 27, 2004, we acquired all of the outstanding common shares of SciTegic, Inc., a leading provider of workflow software solutions for the scientific research market, in a transaction accounted for as a purchase. The results of SciTegic’s operations have been included in our consolidated financial statements since the acquisition date. The primary reason for the acquisition was to complement our existing product offerings.

The aggregate purchase price was $20.8 million, consisting of $13.4 million of cash paid and the issuance of 1,166,218 shares of our common stock valued at $7.4 million. The per share value of the stock issued was $6.37 determined based on the average market price of our common shares over the five-day period including two days before, the day of and two days after the terms of the acquisition were agreed to and announced. On the closing date of acquisition, 1,040,119 shares of our common stock were issued to SciTegic stockholders and the remaining 126,099 shares (the “earn-out shares”) were deposited into an escrow account. Further, we deposited $3.2 million of the cash consideration into an escrow account.

Accelrys, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Fair value of net tangible assets acquired and liabilities assumed:
Current assets	$3,471
Property and equipment	163
Other long-term assets	21
Current liabilities	(2,297)
Deferred revenue	(2,172)
Long-term liabilities	(15)
Total		(829)
Fair value of identifiable intangible assets acquired:
In-process product development	450
Intangible assets not subject to amortization—Trademark/tradename	2,500
Intangible assets subject to amortization:
Developed technology (5 year estimated useful life)	6,750
Customer relationships (10 year estimated useful life)	1,650
Backlog (2.25 year estimated useful life)	550
Contracted based (5 year estimated useful life)	50
Total		11,950
Goodwill		9,726
Net assets acquired		$20,847

The $450,000 of acquired in-process product development was written-off at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The goodwill resulting from the acquisition is not anticipated to be deductible for tax purposes.

Pursuant to the terms of the merger agreement, the cash escrow was released to the former SciTegic stockholders on January 31, 2005 and September 27, 2005. The earn-out shares held in escrow will be released in four semi-annual installments to former SciTegic stockholders subject to, among other things, the continued employment by us of two founders of SciTegic through September 27, 2006.

In addition to the earn-out shares described above, 208,225 shares of our common stock were deposited in the escrow account for the two founders of SciTegic. In fiscal year 2005, we recorded deferred stock-based compensation of $1.3 million for the value of these shares. Additionally, in fiscal year 2005, we recorded deferred stock-based compensation of $0.2 million for the value of our unvested stock options issued to SciTegic employees in the acquisition. The deferred stock-based compensation is being recognized over the respective vesting periods of the earn-out shares and stock options. As of March 31, 2006, the remaining deferred stock-based compensation balance was $0.4 million.

Accelrys, Inc.
Notes to Consolidated Financial Statements (Continued)

Assuming the acquisition had occurred on the first day of the following respective periods, our unaudited pro forma consolidated results of operations would be as follows:

	Years Ended		Three Months Ended
	March 31, 2005	December 31, 2003	March 31, 2004	March 31, 2003
				(Unaudited)
	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share amounts)
Revenue	$82,844	$93,395	$21,165	$24,586
Net loss	(16,822)	(4,450)	(18,660)	(307)
Basic and diluted net loss per share	$(0.67)	$(0.18)	$(0.73)	$(0.01)
Weighted average shares used to calculate basic and diluted net loss per share	25,137	25,126	25,464	24,991

6.   Income Taxes

Income (loss) from continuing operations before taxes was as follows:

	Years Ended			Three Months Ended
	March 31, 2006	March 31, 2005	December 31, 2003	March 31, 2004	March 31, 2003
					(Unaudited)
		(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands)
U.S.	$(6,897)	$(19,762)	$(5,947)	$(8,796)	$161
Foreign	56	3,730	5,200	200	997
Total	$(6,841)	$(16,032)	$(747)	$(8,596)	$1,158

Income tax expense (benefit) consists of the following:

	Years Ended			Three Months Ended
	March 31, 2006	March 31, 2005	December 31, 2003	March 31, 2004	March 31, 2003
					(Unaudited)
		(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands)
Current:
Federal	$—	$(952)	$—	$—	$—
State	102	125	70	62	5
Foreign	725	256	931	66	265
Total current income tax expense (benefit)	827	(571)	1,001	128	270
Deferred:
Federal	—	—	—	—	—
State	—	—	—	—	—
Foreign	71	—	—	—	—
Total deferred income tax expense	71	—	—	—	—
Total income tax expense (benefit)	$898	$(571)	$1,001	$128	$270

Accelrys, Inc.
Notes to Consolidated Financial Statements (Continued)

The following reconciles income taxes computed at the U.S. statutory federal tax rate to income tax expense (benefit):

	Years Ended			Three Months Ended
	March 31, 2006	March 31, 2005	December 31, 2003	March 31, 2004	March 31, 2003
					(Unaudited)
		(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands)
Income tax at U.S. statutory rate	$(2,327)	$(5,451)	$(254)	$(2,923)	$394
State income taxes, net of federal benefit	(309)	(837)	(45)	(516)	69
Reversal of tax reserve	—	(952)	—	—	—
Receivable for withholding tax from Japan	—	(880)	—	—	—
Foreign taxes	568	(100)	600	66	265
Change in valuation allowance and other	2,966	7,649	700	3,501	(458)
Income tax expense (benefit)	$898	$(571)	$1,001	$128	$270

Significant components of our deferred tax assets and liabilities are as follows:

	March 31,
	2006	2005
		(Restated)
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$53,380	$51,616
Goodwill and intangibles	7,941	9,383
Unused tax credits	4,456	4,018
Accruals and reserves	4,674	3,763
Gross deferred tax assets	70,451	68,780
Deferred tax liabilities:
Property and equipment	9	543
Intangible assets	3,468	4,148
Gross deferred tax liabilities	3,477	4,691
Total net deferred tax assets	66,974	64,089
Valuation allowance for deferred tax assets	(66,631)	(63,675)
Net deferred taxes	$343	$414

We have provided a full valuation allowance for our net U.S. deferred tax assets as we do not believe that the ultimate realization of such deferred tax assets is more likely than not. At March 31, 2006 and 2005, we had $0.3 million and $0.4 million, respectively, of foreign deferred tax assets. The increase in the valuation allowance for deferred tax assets for the years ended March 31, 2006 and 2005 of $3.0 million and $7.4 million, respectively, was due primarily to the inability to utilize net operating loss carryforwards.

As of March 31, 2006, we had U.S. federal net operating loss carryforwards of approximately $138.2 million, and tax credit carryforwards of approximately $1.9 million. Our U.S. federal net operating loss and tax credit carryforwards expire beginning in 2008 through 2026, if not fully utilized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss and credit carryforwards.

Accelrys, Inc.
Notes to Consolidated Financial Statements (Continued)

Approximately $46.7 million of the net operating loss carryforwards relate to stock option deductions which, when realized, will result in an increase to paid-in capital and a decrease in income taxes payable.

In addition to the net operating loss carryforwards in the table above, as of March 31, 2006, we had pre-acquisition net operating loss carryforwards of $57.0 million from acquisitions outside the U.S. which have been fully reserved. During the years ended March 31, 2006 and 2005 and December 31, 2003, we utilized $0 million, $0.7 million and $0.3 million, respectively, of pre-acquisition net operating loss carryforwards that resulted in a corresponding reduction to goodwill. The realization of our remaining pre-acquisition net operating loss carryforwards as of March 31, 2006 will result in additional reductions of goodwill.

As of March 31, 2006 and 2005, we had a tax reserve of $0.7 million and $0.6 million, respectively, related to a potential transfer pricing issue.

In April 2003, we established a wholly-owned subsidiary, Accelrys Software Solutions Pvt. Ltd., in Bangalore, India, that qualifies under applicable Indian law for a tax holiday through March 2009. The aggregate dollar amount of the tax holiday was $0.3 million, or $0.01 per share, as of March 31, 2006.

A portion of our U.S. federal and state net operating loss and tax credit carryforwards may be subject to annual usage limitations under Sections 382 and 383 of the Internal Revenue Code. Use of the U.K. net operating loss carryforwards may be limited upon the occurrence of certain events such as the discontinuation or change in the nature or conduct of our business.

7.   Stock Plans

On August 2, 2005, our stockholders approved the Amended and Restated 2004 Stock Incentive Plan (“2004 Plan”). The 2004 Plan authorizes the grant of equity awards to purchase the number of shares of our common stock equal to the sum of (i) 1,900,000 shares and (ii) the number of shares of common stock underlying any stock awards granted under certain prior equity plans (the 1994 Incentive Stock Plan, the 1996 Equity Incentive Plan, the 2000 Stock Option Plan and the 2004 New-Hire Equity Incentive Plan) that expire or are canceled or forfeited without having been exercised in full or that are repurchased by us. Potential types of equity awards that may be granted under the 2004 Plan to our officers, directors, employees and consultants include stock options, restricted stock awards, common stock awards, stock appreciation rights, performance awards and deferred stock units. Pursuant to the 2004 Plan, any shares of common stock that are awarded under the 2004 Plan as restricted stock awards, common stock awards, performance awards or deferred stock units (but not as stock options or stock appreciation rights) are counted against the maximum number of shares of common stock available for issuance under the 2004 Plan based on a 1.15-to-1 ratio. The terms and conditions of specific awards are set at the discretion of our board of directors although generally awards vest over not more than five years, expire no later than ten years from the date of grant and do not have exercise prices less than the fair market value of the underlying common stock. At March 31, 2006, approximately 2,045,000 shares of our common stock remain available for issuance pursuant to awards granted under the 2004 Plan.

On August 2, 2005, our stockholders also approved the 2005 Employee Stock Purchase Plan (“2005 ESPP”), under which we have reserved 1,000,000 shares of our common stock for issuance. Under the 2005 ESPP, employees may defer up to 10% of their base salary to purchase shares of our common stock. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable offering period or the purchase date. To date,

Accelrys, Inc.
Notes to Consolidated Financial Statements (Continued)

we have not issued shares under the 2005 ESPP and 1,000,000 shares remain available for future issuance under the 2005 ESPP as of March 31, 2006.

The 2005 ESPP replaced our 1995 Employee Stock Purchase Plan (“1995 ESPP”) which expired in fiscal year 2006. During the years ended March 31, 2006 and 2005 and December 31, 2003, 75,080 shares, 95,720 shares and 112,439 shares, respectively, of our common stock were issued under the 1995 ESPP. No shares of our common stock were issued under the 1995 ESPP during the three months ended March 31, 2004 and 2003 (unaudited), respectively.

A summary of activity under our stock plans, excluding the 2005 ESPP and 1995 ESPP, is as follows (in thousands, except per share amounts):

	Years Ended
	March 31, 2006		March 31, 2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(In thousands, except per share amounts)
Outstanding at beginning of period	5,343	$10.56	9,796	$13.87
Granted	389	5.80	1,592	7.06
Exercised	(120)	4.33	(142)	7.48
Expired	(1,306)	12.26	(5,903)	15.18
Outstanding at end of period	4,306	$9.78	5,343	$10.56
Exercisable at end of period	2,954	$11.09	3,108	$12.70

	Three Months Ended March 31, 2004		Year Ended December 31, 2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(In thousands, except per share amounts)
Outstanding at beginning of period	9,722	$13.78	8,379	$15.62
Granted	673	16.80	1,849	6.31
Exercised	(305)	10.58	(107)	7.27
Expired	(294)	21.09	(399)	19.55
Outstanding at end of period	9,796	$13.87	9,722	$13.78
Exercisable at end of period	5,392	$16.71	5,094	$17.55

Accelrys, Inc.
Notes to Consolidated Financial Statements (Continued)

A summary of stock options outstanding and exercisable as of March 31, 2006 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(In thousands, except per share amounts and years)
$ 0.38- 4.00	51	6.8	$0.36	36	$0.45
4.01- 7.00	1,895	6.5	5.99	1,091	6.12
7.01-10.00	1,393	5.8	8.25	938	8.43
10.01-15.00	476	3.1	13.25	418	13.13
15.01-20.00	170	3.7	18.05	150	18.07
20.01-40.00	318	3.1	31.02	318	31.02
40.01-85.00	3	3.9	49.89	3	49.89
$ 0.38-85.00	4,306	5.6	$9.78	2,954	$11.06

8.   Retirement Savings Plans

U.S. Based Employees

We have an employee savings and retirement plan (“401(K) Plan”). The 401(K) Plan is intended to be a tax-qualified plan covering substantially all U.S. based employees. Under the terms of the 401(K) Plan, employees may elect to contribute up to 20% of their compensation, or the statutory prescribed limit, if less. We may, at our discretion, match employee contributions up to a maximum of 3% of the employee’s compensation. Employer matching contributions totaled $0.4 million, $0.6 million, $0.7 million, $0.2 million and $0.2 million for the years ended March 31, 2006 and 2005 and December 31, 2003, and the three months ending March 31, 2004 and 2003 (unaudited), respectively.

For our U.S. based executives and members of our board of directors, we provide an executive deferred compensation plan (the “EDC Plan”). Eligible participants can contribute up to 90% of their base salary and 100% of all other forms of compensation into the EDC Plan. On a discretionary basis, we can make matching contributions up to $5,000 per participant into the EDC Plan, and such employer contributions, if any, vest over a three-year period. To date, we have not made any matching contributions to the EDC Plan.

In addition, the EDC Plan contains a bonus employer contribution. The bonus employer contribution is determined based on each percent that our stock outperforms the Russell 2000 Index, up to a maximum of 20% of the participant’s annual retainer or base salary, as appropriate. Bonus employer contributions totaled $0.5 million for the year ended December 31, 2003. No bonus employer contributions were made for all other periods presented.

Non-U.S. Based Employees

We provide retirement benefits for employees located outside the U.S. commensurate with other similar companies in those respective locations. Employer contributions, in the form of cash, totaled $0.7 million, $0.7 million, $0.6 million, $0.2 million and $0.1 million for the years ended March 31, 2006 and 2005 and December 31, 2003, and the three months ending March 31, 2004 and 2003 (unaudited), respectively.

Accelrys, Inc.
Notes to Consolidated Financial Statements (Continued)

9.   Commitments and Contingencies

Operating Leases

We lease office space in several facilities under operating leases that expire through 2022. For accounting purposes, we recognize rent expense on a straight-line basis over the term of the related operating leases. Rent expense recognized in excess of rent paid is reflected as a deferred rent liability, which is included in deferred rent, lease concessions and lease guarantee in the accompanying consolidated balance sheets. Rent expense under our operating leases for the years ended March 31, 2006 and 2005 and December 31, 2003, and the three months ended March 31, 2004 and 2003 (unaudited), was approximately $4.2 million, $4.6 million, $4.3 million, $1.2 million and $1.0 million, respectively.

The terms of our lease for our corporate office in San Diego, California include a tenant improvement allowance of up to $1.8 million. We initially recorded the entire tenant improvement allowance as a receivable from the landlord and as a corresponding lease concessions liability. We are amortizing the liability ratably over the term of the related lease as a reduction to rent expense. During the year ended March 31, 2006, we determined that the remaining tenant improvement allowance receivable from the landlord of $0.4 million was uncollectible and accordingly we wrote-off the remaining receivable against the lease concessions liability.

Additionally, under the terms of the lease for our San Diego, California corporate office, we were required to place $6.6 million in a restricted cash account to ensure our performance under the lease agreement. If we are not in default under the lease, the cash restriction will decrease to $4.4 million on September 1, 2009, $3.0 million on September 1, 2011 and will expire upon termination of the lease on September 1, 2013. At March 31, 2006 and 2005, we had a restricted cash balance of $6.6 million and $6.6 million, respectively, which consisted entirely of marketable securities.

We attempt to sublease any unoccupied office space. We recognized sublease income of $0.4 million, $0.5 million, $0.3 million, $0.1 million and $5,000 for the years ended March 31, 2006 and 2005 and December 31, 2003, and for the three months ended March 31, 2004 and 2003 (unaudited), respectively.

Future minimum lease commitments and future committed sublease income as of March 31, 2006 are as follows:

	Operating Lease Commitments	Sublease Income	Net
	(In thousands)
Fiscal year 2007	$4,285	$767	$3,518
Fiscal year 2008	4,417	534	3,883
Fiscal year 2009	4,241	497	3,744
Fiscal year 2010	4,090	487	3,603
Fiscal year 2011	3,975	487	3,488
Thereafter	22,635	81	22,554
	$43,643	$2,853	$40,790

Guarantee of Lease Obligation of Others

On April 30, 2004, relating to the spin-off of PDD, the landlords of our New Jersey facilities, which were used by our PDD operations, consented to the assignment of the leases to PDD. Despite the

Accelrys, Inc.
Notes to Consolidated Financial Statements (Continued)

assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $25 million as of March 31, 2006. In accordance with FIN No. 45, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair market value of the guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. At March 31, 2006 and 2005, the liability for our guarantee of the lease obligation was $0.6 million and $0.7 million, respectively.

Royalties

We are obligated to pay royalties for licenses to enhance and market certain software used in connection with our product offerings. Annual contractual minimum royalty payments as of March 31, 2006 are as follows (in thousands):

Fiscal year 2007	$526
Fiscal year 2008	496
Fiscal year 2009	332
Fiscal year 2010	253
Fiscal year 2011	253
Thereafter(1)	1,329
$3,189

(1)          For purposes of the contractual minimum royalty payments table, we have included indefinite-lived contractual minimum royalty payments due in the ten fiscal years following fiscal year 2006.

In addition to the contractual minimum royalties included in the table above, we have several royalty agreements that are long term or perpetual in nature and the royalty obligations are generally based on a percentage of revenues derived from certain software license sales including associated sales of PCS. The royalty agreements require quarterly payments and generally do not limit the maximum royalties owed. During the years ended March 31, 2006 and 2005 and December 31, 2003, and the three months ended March 31, 2004 and 2003 (unaudited), we incurred related royalty expense of $3.0 million, $2.8 million, $2.8 million, $0.4 million and $0.5 million, respectively.

Litigation

In the ordinary course of business, we may be subject to claims and, from time to time, named in various legal proceedings. We are currently not involved in any matters of material litigation.

Other Guarantees and Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair

Accelrys, Inc.
Notes to Consolidated Financial Statements (Continued)

value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of March 31, 2006.

10.   Severance and Lease Abandonment

The following summarizes the changes in our severance and lease abandonment liability:

	Severance Costs for Involuntary Employee Terminations	Costs to Exit Lease Obligations	Total
	(In thousands)
Balance at December 31, 2002	$544	$1,731	$2,275
Cash payments	(449)	(281)	(730)
Adjustment to liability	(95)	(289)	(384)
Balance at December 31, 2003	—	1,161	1,161
Additional severance charges	2,813	—	2,813
Cash payments	(2,197)	(65)	(2,262)
Balance at March 31, 2004	616	1,096	1,712
Additional severance and lease abandonment charges	1,358	3,956	5,314
Cash payments	(907)	(1,342)	(2,249)
Adjustment to liability	—	(167)	(167)
Effect of foreign exchange	—	(17)	(17)
Balance at March 31, 2005	1,067	3,526	4,593
Additional severance and lease abandonment charges	1,766	1,412	3,178
Cash payments	(1,745)	(1,662)	(3,407)
Effect of foreign exchange	(23)	(67)	(90)
Balance at March 31, 2006	$1,065	$3,209	$4,274

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

Accelrys, Inc.
Notes to Consolidated Financial Statements (Continued)

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

In March 2006, we implemented various actions designed to realign our resources with our portfolio of products and services, eliminate redundancies in our workforce and streamline our operations through workforce reductions and abandoning a portion of a leased facility in the United Kingdom. As a result of the implementation of these actions, we recognized a charge of $3.2 million, consisting of $1.8 million in severance benefits from the termination of approximately 50 employees and $1.4 million for our future lease obligations related to the abandoned facility, net of estimated future sublease income. We anticipate completing the workforce reductions and payment of severance benefits in the first quarter of fiscal year 2007. The lease obligation for the abandoned facility terminates in fiscal year 2016.

11.   Variable Interest Entity

In March 2000, we established a rabbi trust for the benefit of our directors and officers under the EDC Plan. In accordance with FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, we have included the assets of the rabbi trust in our consolidated balance sheets since the trust’s inception. As of March 31, 2006 and 2005, the asset and liabilities of the trust were $0.4 million and $0.8 million, respectively. Changes in the values of the assets held by the rabbi trust accrue to the directors and officers and not to us.

12.   Related Party Transactions

A former member of our board of directors is a partner in the former principal outside law firm that provided legal services to us through April 30, 2004. For the years ended March 31, 2005 and December 31, 2003, and the three months ended March 31, 2004, we incurred a total of $0.2 million, $0.5 million and $0.4 million, respectively, in fees related to services provided by the legal firm.

Our former chairman, president and chief executive officer is also the chairman of the board of directors of a customer. For the years ended March 31, 2006 and 2005 and December 31, 2003, and the three months ended March 31, 2004, we received $4,000, $0.1 million, $0.7 million and $2,000, respectively, in payment for products and services provided to the customer.

Accelrys, Inc.
Notes to Consolidated Financial Statements (Continued)

13.   Selected Quarterly Financial Information (unaudited)

The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments and the restatement adjustments more fully described in Note 2, necessary for a fair presentation of results for the periods presented:

	Year Ended March 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Restated)	(Restated)
	(In thousands, except per share amounts)
Revenue	$20,404	$21,736	$20,433	$19,429
Total operating costs and expenses	22,559	20,745	21,600	25,809
Operating (income) loss from continuing operations	(2,155)	991	(1,167)	(6,380)
Net income (loss)	(1,897)	1,152	(567)	(6,427)
Basic net income (loss) per share	$(0.07)	$0.04	$(0.02)	$(0.25)
Diluted net income (loss) per share	$(0.07)	$0.04	$(0.02)	$(0.25)

	Year Ended March 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share amounts)
Revenue	$18,804	$19,734	$19,600	$20,892
Total operating costs and expenses(1)	19,760	19,315	28,229	29,497
Operating income (loss) from continuing operations	(956)	419	(8,629)	(8,605)
Income (loss) from continuing operations	(506)	429	(8,083)	(7,301)
Loss from discontinued operations(2)	(1,117)	—	—	—
Net income (loss)	(1,623)	429	(8,083)	(7,301)
Basic loss per share amounts:
Income (loss) from continuing operations	$(0.02)	$0.02	$(0.31)	$(0.28)
Loss from discontinued operations	(0.05)	—	—	—
Net income (loss)	$(0.07)	$0.02	$(0.31)	$(0.28)
Diluted net income (loss) per share	$(0.07)	$0.02	$(0.31)	$(0.28)

(1)   The increase in total operating costs and expenses in the third quarter of fiscal year 2005 as compared to the second quarter of fiscal year 2005 is partially due to costs from our SciTegic subsidiary, which was acquired on September 27, 2004, as more fully described in Note 5. The results of SciTegic’s operations have been included in our consolidated financial statements since the acquisition date.

(2)   As more fully described in Note 4, on April 30, 2004, we completed the spin-off of PDD into an independent, separately traded, publicly held company. Accordingly, we have reclassified PDD’s prior period results of operations, assets and liabilities, and cash flows as discontinued operations in our consolidated financial statements.

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

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2006. In particular, in connection with the restatement of our previously issued financial statements, management identified certain control deficiencies that represent material weaknesses in our internal control over financial reporting, as more fully described below. As a result of the restatement of our previously issued financial statements and notwithstanding the material weaknesses described below, management believes that the consolidated financial statements included in this Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework, our management identified certain control deficiencies that represent material weaknesses in our internal control over financial reporting as of March 31, 2006. A material weakness is defined as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses identified by management are as follows:

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

Accounting for Software Development Costs.   We did not maintain effective controls over the application of SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed, to our software development projects. As a result of an internal review of our historical accounting for software development costs, we determined that we did not have contemporaneous evidence of the achievement of technological feasibility of our software development projects as required for capitalization under SFAS No. 86. As a result, we historically capitalized software development costs prior to the achievement of technological feasibility. Based on this review, we have determined that technological feasibility occurs shortly before our software products are available for general release. Using this revised methodology, we have determined that costs eligible for capitalization under SFAS No. 86 would not be material. Therefore, we have restated our previously issued consolidated financial statements to remove all historical capitalization of product development costs and related assets and amortization. Our failure to properly apply SFAS No. 86 resulted from a lack of a sufficient number of employees with appropriate levels of knowledge, expertise and training in the application of generally accepted accounting principles relevant to software development costs.

Because of the material weaknesses described above, which resulted in material misstatements of our previously issued consolidated financial statements, our management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2006 based on the criteria in Internal Control—Integrated Framework. Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred in our last fiscal quarter that have or are reasonably likely to materially affect our internal control over financial reporting identified in connection with the previously mentioned evaluation other than those described below.

With oversight from our Audit Committee, we have formulated a remediation plan intended to address the control deficiencies identified above and we are committed to effectively implementing the plan as expeditiously as possible. Notwithstanding the remediation initiatives described below, the control deficiencies will not be considered remediated until new controls are implemented, in operation for a sufficient period of time, are tested and our management concludes that the new controls are operating effectively. Specifically, the following actions have been taken as part of the remediation activities:

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Accelrys, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Accelrys, Inc. did not maintain effective internal control over financial reporting as of March 31, 2006, because of the effect of the material weaknesses identified in the Company’s system of internal control related to the analysis and recording of revenue and software development costs that resulted in the restatement of prior year’s financial statements, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Accelrys Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•  Failure to properly apply software revenue recognition principles to term-based and perpetual software license arrangements resulted from the Company’s historical lack of a sufficient number of employees with appropriate levels of knowledge, expertise and training in the application of generally accepted accounting principles relevant to software revenue recognition.

•  Failure to properly apply applicable accounting literature to the Company’s software development projects resulted from the Company’s lack of a sufficient number of employees with appropriate levels of knowledge, expertise and training in the application of generally accepted accounting principles relevant to software development costs.

These material weaknesses resulted in the Company restating certain of its previously issued financial statements as of March 31, 2005 and for the years ended March 31, 2005 and December 31, 2003 and the three-month period ended March 31, 2004 to reflect the appropriate accounting for revenue, cost of revenues, operating expenses, long-lived assets and deferred revenue. The Company was required to record revenue based on the term of the license rather than recognizing a portion of the fee up-front and a portion over the post contract support term, which changed the timing of revenue recognition. In addition, the Company was required to expense previously capitalized costs associated with software development in the period originally incurred, which has the effect of increasing research and development expense and decreasing cost of revenues for the related amortization. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated May 5, 2006 on those financial statements.

In our opinion, management’s assessment that Accelrys, Inc. did not maintain effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of objectives of the control criteria, Accelrys, Inc. has not maintained effective internal control over financial reporting as of March 31, 2006, based on the COSO control criteria.

/s/ Ernst & Young LLP

San Diego, California
May 5, 2006

Item 9B.               Other Information

Employment Agreement with Mark J. Emkjer

On May 22, 2006, we entered into an employment agreement (the “Emkjer Employment Agreement”) with Mark J. Emkjer, our current president and chief executive officer. Pursuant to the terms of the employment agreement, Mr. Emkjer is entitled to receive an annual base salary in the amount of $400,000, which amount is subject to annual review by the Human Resources Committee of the Board of Directors (the “HR Committee”). Mr. Emkjer is also entitled to participate in our management incentive plan, which allows him to receive, subject to the criteria set forth in the management incentive plan, an incentive bonus in an amount equal to up to 85% of his annual base salary for each year he remains employed with us.

We may terminate the agreement upon two years notice. Such notice may be given commencing twelve months after execution of the agreement. However, even during the term of the agreement, Mr. Emkjer’s employment with us will be at-will, meaning that either we or Mr. Emkjer may terminate the employment relationship at any time. If Mr. Emkjer’s employment with us is terminated by us during the term without “cause” or by Mr. Emkjer for “good reason” (each as defined in the Emkjer Employment Agreement), Mr. Emkjer will be entitled to receive, subject to his continued compliance with certain non-competition, non-solictation and non-disparagement provisions contained in the Emkjer Employment Agreement, severance payments and benefits consisting of: (1) an amount equal to twice the amount of his then-current base salary, payable in equal monthly installments over a period of two years following the date of termination; (2) a pro-rated amount equal to the incentive bonus that he would otherwise have been entitled to receive under the management incentive plan for the then-current fiscal year, payable as a lump sum; (3) an amount equal to twice the amount of his then-current target bonus amount under the management incentive plan, payable in equal monthly installments over a period of two years following the date of termination; and (4) reimbursements for COBRA payments made under our medical and dental insurance plans for a period of up to two years following the date of termination.

In addition, if Mr. Emkjer’s employment with us is terminated within the period commencing two months prior to, and extending eighteen months following, the occurrence of a “change of control” (as defined in the Emkjer Employment Agreement) which takes place during the term of the Emkjer Employment Agreement, Mr. Emkjer will be entitled to receive, subject to his continued compliance with certain non-competition, non-solictation and non-disparagement provisions contained in the Emkjer Employment Agreement, severance payments and benefits consisting of: (1) an amount equal to twice the amount of his then-current base salary, payable in equal monthly installments over a period of one year following the date of termination; (2) a pro-rated amount equal to the incentive bonus that he would otherwise have been entitled to receive under the management incentive plan for the then-current fiscal year, payable as a lump sum; (3) an amount equal to twice the amount of his then-current target bonus amount under the management incentive plan, payable in equal monthly installments over a period of one year following the date of termination; and (4) reimbursements for COBRA payments made under our medical and dental insurance plans for a period of up to two years following the date of termination. In addition, all stock awards issued to Mr. Emkjer pursuant to our stock incentive plans will automatically accelerate and become vested in full as of the date of termination.

The timing of payments to Mr. Emkjer of his severance payments and benefits under the Emkjer Employment Agreement may be deferred to avoid incurring additional taxes and penalties pursuant to Section 409A of the Internal Revenue Code of 1986 (the “Code”). All payments are subject certain gross-up provisions in the event that they are characterized as “excess parachute payments” within the meaning of Section 280G of the Code.

Annual Management Bonuses

On May 18, 2006, the HR Committee authorized the payment of a bonus to our management level employees. Under the terms of our fiscal year 2006 Management Incentive Plan, the HR Committee had discretion to award bonuses ranging from zero to up to six times the actual amounts paid. The amounts paid are set forth below:

Name	Position	Amount
Mark J. Emkjer	Chief Executive Officer and President	$100,000
David M. Sankaran	Chief Financial Officer, Senior Vice President	30,000
David R. Mersten	Senior Vice President, General Counsel and Secretary	30,000
R. William Taylor	Vice President, Marketing and Corporate Development	30,000
Nicholas Austin	Vice President, Research and Development	30,000
Judith Ohrn-Hicks	Vice President, Human Resources	25,000
Kathy Hollister	Vice President, Client Services	25,000
J. James Mihlik	Vice President, Corporate Controller	20,000

In addition, Richard Murphy, our Senior Vice President, Worldwide Sales and Services, received a bonus payment of $57,188 in accordance with the terms of Mr. Murphy’s employment letter, dated September 29, 2005, and Matthew Hahn, Ph.D., our Chief Science and Technology Officer, received a bonus payment of $48,020 in accordance with the terms of Dr. Hahn’s employment letter, dated August 12, 2005.

Approval of 2007 Management Incentive Plan

On May 18, 2006, the HR Committee approved our management incentive plan for fiscal year 2007 (the “2007 Bonus Plan”), pursuant to which our management-level employees will be eligible to receive cash bonuses based on our achievement of certain corporate goals specified in the 2007 Bonus Plan, including achieving certain earnings before interest and taxes, revenue levels and product orders. These bonuses are designed to attract, motivate, retain and reward our management-level employees. Under the 2007 Bonus Plan, the Chief Executive Officer has an annual bonus target equal to 85% of base salary, the Senior Vice President of Worldwide Sales and Support has an annual bonus target of 60% of base salary, and Vice Presidents have an annual bonus target equal to 40% of base salary. Payouts under the 2007 Bonus Plan will vary dependant upon the level of achievement of the specified corporate goals, and will range from zero to two times the targeted bonus amount in the event that the 2007 Bonus Plan’s goals are significantly exceeded. The HR Committee will make all final determinations regarding the achievement of goals and the payment of bonuses pursuant to the 2007 Bonus Plan. The HR Committee has the ability to modify, suspend or terminate the 2007 Bonus plan at any time.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The information required by this item concerning our directors and executive officers is incorporated by reference from the Proxy Statement.

Item 11.                 Executive Compensation

The information required by this item is incorporated by reference from the section entitled “Additional Information” in the Proxy Statement.

Item 12.                 Security Ownership of Certain Benefical Owners and Management and Related Stockholders Matters

The information required by this item is incorporated by reference from the section entitled “Additional Information” in the Proxy Statement.

Item 13.                 Cetain Relationships and Related Transactions

The information required by this item is incorporated by reference from the section entitled “Additional Information” in the Proxy Statement.

Item 14.                 Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the sections entitled “Proposal No. 2—Ratification of the Selection of Independent Registered Public Accounting Firm” and “Additional Information” in the Proxy Statement.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following Consolidated Financial Statements are included:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	40
Consolidated Balance Sheets as of March 31, 2006 and 2005	41
Consolidated Statements of Operations for the years ended March 31, 2006 and 2005 and December 31, 2003, and the three months ended March 31, 2004	42
Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2006 and 2005 and December 31, 2003, and the three months ended March 31, 2004	43
Consolidated Statements of Cash Flows for the years ended March 31, 2006 and 2005 and December 31, 2003, and the three months ended March 31, 2004	45
Notes to Consolidated Financial Statements	46

(a)(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts:
Year ended March 31, 2006	$315	$—	$(36)	$351
Year ended March 31, 2005	$191	$394	$270	$315
Three months ended March 31, 2004	$505	$43	$357	$191
Year ended December 31, 2003	$1,634	$425	$1,554	$505

(1)          Represents write-offs, net of recoveries.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits:

Exhibit Number	Description
2.1

Agreement and Plan of Merger and Reorganization dated September 13, 2004 by and among Accelrys, Inc., Nashville Acquisition Corporation, SciTegic, Inc., Mathew Hahn and David Rogers as Principal Shareholders, and Mathew Hahn as Shareholder Representative (incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K dated September 16, 2004).

3.1	Restated Certificate of Incorporation of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-K for the year ended December 31, 1996).
3.2

Certificate of Amendment of the Restated Certificate of Incorporation of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.2 to Accelrys, Inc.’s Report on Form 10-K for the year ended March 31, 2005).

3.3	Amended and Restated Bylaws of Accelrys, Inc. as amended. (incorporated by reference to Exhibit 3.3 to Accelrys, Inc.’s Report on Form 10-K for the year ended March 31, 2005).

4.1

Rights Agreement, dated as of September 6, 2002, between Pharmacopeia, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A thereto the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and Exhibit B thereto the Form of Right Certificate (incorporated by reference to Exhibit 4.1 to Accelrys, Inc.’s Report on Form 8-K dated September 4, 2002).

10.1#	Amended 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.5 to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 1995).
10.1(a)#	Amendment No. 1 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(a) to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 2000).
10.1(b)#	Amendment No. 2 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(b) to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 2000).
10.1(c)#	Amendment No. 3 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.5(a) to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended June 30, 1997).
10.1(d)#	Amendment No. 4 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(d) to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 2000).
10.1(e)#	Amendment No. 5 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(e) to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 2000).
10.1(f)#	Amendment No. 6 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(f) to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 2000).
10.1(g)#	Amendment No. 7 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(g) to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 2000).
10.1(h)#	Amendment No. 8 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.54 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended June 30, 2000).
10.1(i)#	Amendment No. 9 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(i) to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended March 31, 2002).
10.2#	1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Accelrys, Inc.’s Registration Statement on Form S-1 (Reg. No. 33-98246)).
10.2(a)#	Amendment No. 1 to the Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2(a) to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended March 31, 2001).
10.3#	1995 Director Option Plan (incorporated by reference to Exhibit 10.7 to Accelrys, Inc.’s Registration Statement on Form S-1 (Reg. No. 33-98246)).
10.3(a)#	Amendment No. 1 to 1995 Director Option Plan (incorporated by reference to Exhibit 10.3(a) to Accelrys, Inc.’s report on form 10-K for the year ended December 31, 2000).

10.3(b)#	Amendment No. 2 to the 1995 Director Option Plan (incorporated by reference to Exhibit 10.3(b) to Accelrys, Inc.’s report on Form 10-Q for the quarter ended March 31, 2001).
10.3 (c)	Accelrys, Inc. 2004 New Hire Equity Incentive Plan (incorporated by reference to Exhibit 10.3(c) to Accelrys, Inc.’s Report on Form 10-K for the year ended March 31, 2005).
10.4	Lease Agreement between Accelrys, Inc. and Eastpark at 8A (incorporated by Reference to Exhibit 10.13 to Accelrys, Inc.’s Registration Statement on Form S-1 (Reg. No. 33-98246)).
10.4(a)

Amendment dated as of January 22, 1996 to Lease Agreement between Accelrys, Inc. and Eastpark at 8A (incorporated by reference to Exhibit 10.13(a) to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 1995).

10.4(b)

Third Amendment to Lease Agreement dated March 31, 1996 between Pharmacopeia, Inc. and Eastpark at 8A (incorporated by reference to Exhibit 10.13(b) to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended June 30, 1996).

10.5#

Employment Agreement dated as of February 26, 2001 between the Company and Joseph A. Mollica, Ph.D. (incorporated by reference to Exhibit 10.9 to Accelrys, Inc.’s Report on form 10-K for the year ended December 31, 2000).

10.5(a)#

Amendment to employment agreement, effective as of May 1, 2003, between the Company and Joseph A. Mollica, Ph.D. (incorporated by reference to exhibit 10.9(a) to Accelrys, Inc.’s report on Form 10-Q for the quarter ended March 31, 2003.)

10.6

Lease dated November 12, 1998 between Molecular Simulations Inc. and San Diego Tech Center, LLC (incorporated by reference to Exhibit 10.47 to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 1998).

10.7#	Form of Indemnity Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.48 to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 1998).
10.8

Lease Agreement, dated May 1, 1999, between Accelrys, Inc. and South Brunswick Rental I, LTD (incorporated by reference to Exhibit 10.49 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended June 30, 1999).

10.9#	Accelrys, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.23 to Accelrys, Inc.’s Report on form 10-K for the year ended December 31, 2000).
10.10#	Accelrys, Inc. Executive Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.52 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended March 31, 2000).
10.11

Form of Stock Purchase Agreement, dated as of March 8, 2000, among the company and the investors set forth therein (incorporated by reference to Exhibit 10.53 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended March 31, 2000)

10.12

Employment Agreement dated May 1, 2001 between the Company and Michael R. Stapleton. (incorporated by reference to Exhibit 10.28 to Accelrys, Inc.’s Report on form 10-Q for the quarter ended September 30, 2001).

10.12(a)#

Separation Agreement and Release of Claims dated September 30, 2002, by and between Accelrys, Inc. and Michael R. Stapleton (incorporated by reference to Exhibit 10.25/a to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 2002).

10.13

Lease Agreement dated July 29, 2001 among the Master, Fellows and Scholars of Trinity College, Cambridge, Accelrys Limited, and Accelrys Inc. and Trinity College (CSP) Limited (incorporated by reference to Exhibit 10.30 to Accelrys, Inc.’s Report on form 10-Q for the quarter ended September 30, 2001).

10.14#

Employment Agreement dated December 3, 2002 by and between Accelrys, Inc. and Mark J. Emkjer (incorporated by reference to Exhibit 10.28 to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 2002).

10.15

Lease, dated August 20, 2003, between Accelrys, Inc. and Eastpark at 8A (Building 1000) (incorporated by reference to Exhibit 10.35 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended September 30, 2003).

10.16

Lease, dated August 20, 2003, between Accelrys, Inc. and Eastpark at 8A (Building 3000) (incorporated by reference to Exhibit 10.36 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended September 30, 2003).

10.17	Sublease, dated May 18, 2004, between Accelrys, Inc. and Pfizer Inc. (incorporated by reference to Exhibit 10.18 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended December 31, 2004).
10.18	Lease, dated May 18, 2004, between Accelrys, Inc. and AGRRI Seaview, L.LC. (incorporated by reference to Exhibit 10.19 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended December 31, 2004).
10.19

Sublease, dated January 27, 2005, between Accelrys, Inc. and QUALCOMM Incorporated (incorporated by reference to Exhibit 10.20 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended December 31, 2004).

10.20#	David M. Sankaran employment letter (incorporated by reference to Exhibit 10.21 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended December 31, 2004).
10.21#	Mahesh Krishnamurthy employment letter (incorporated by reference to Exhibit 10.22 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended December 31, 2004).
10.22#	R. William Taylor employment letter (incorporated by reference to Exhibit 10.23 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended December 31, 2004).
10.23#	Separation Agreement and Release for John J. Hanlon (incorporated by reference to Exhibit 10.24 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended December 31, 2004).
10.24#

Separation Agreement and Mutual Release, dated October 4, 2005, between Accelrys, Inc. and Mahesh Krishnamurthy (incorporated by reference to Exhibit 1.011 to Accelrys, Inc.’s Form 8-K dated October 11, 2005).

10.25#	Letter of Employment, dated September 29, 2005, between Accelrys, Inc. and Richard Murphy (incorporated by reference to Exhibit 99.1 to Accelrys, Inc.’s Form 8-K dated October 19, 2005).
10.26#	FY2006 Management Incentive Plan Form (incorporated by reference to Exhibit 10.26 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended June 30, 2005).
10.27#	Accelrys, Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 to Accelrys, Inc.’s Report on Form S-8 filed on August 26, 2005).

10.28#

Form of Stock Option Award Agreement pursuant to Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to Accelrys, Inc.’s Report on Form S-8 filed on August 26, 2005).

10.29#	Form of SAR Award Agreement pursuant to Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to Accelrys, Inc.’s Report on Form S-8 filed on August 26, 2005).
10.30#

Form of Restricted Stock Award Agreement pursuant to Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to Accelrys, Inc.’s Report on Form S-8 filed on August 26, 2005).

10.31#

Form of Restricted Stock Unit Award Agreement pursuant to Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to Accelrys, Inc.’s Report on Form S-8 filed on August 26, 2005).

10.32#

Terms of continuing employment of Matthew Hahn, dated as of August 12, 2005 (incorporated by reference to Exhibit 10.3 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended September 30, 2005).

10.33*	Sublease, dated May 10, 2006, between Accelrys, Inc., Accelrys, Ltd., QUALCOMM Inc., and QUALCOMM UK Ltd.
10.34*#	Employment Agreement dated May 21, 2006 by and between Accelrys, Inc. and Mark J. Emkjer.
10.35*#	Fiscal year 2007 Management Incentive Plan.
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Accelrys, Inc.’s Report on Form 8-K filed on February 5, 2005.)
21.1*	Subsidiaries of registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Section 302 Certification of the Principal Executive Officer
31.2*	Section 302 Certification of the Principal Financial Officer
32.1*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

+                Confidential treatment granted.

++     Confidential treatment requested.

#                 Represents a management contract or compensatory plan or arrangement.

*                    Filed herewith

(b)   Exhibits

See Item 15(a)(3) above.

(c)    Financial Statement Schedules

See Item 15(a)(2) above.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ MARK J. EMKJER	Director, President and Chief Executive Officer	May 24, 2006
Mark J. Emkjer	(Principal Executive Officer)
/s/ DAVID M. SANKARAN	Senior Vice President and Chief Financial Officer	May 24, 2006
David M. Sankaran	(Principal Financial Officer)
/s/ KENNETH L. COLEMAN	Chairman of the Board of Directors	May 24, 2006
Kenneth L. Coleman
/s/ GARY E. COSTLEY, Ph.D.	Director	May 24, 2006
Gary E. Costley, Ph.D.
/s/ RICARDO B. LEVY, Ph.D.	Director	May 24, 2006
Ricardo B. Levy, Ph.D.
/s/ CHRISTOPHER J. STEFFEN	Director	May 24, 2006
Christopher J. Steffen

[Rest of Page intentionally left blank]