Form 10-Q
period 2006-06-30
ACCELRYS, INC.
filed 2006-08-04
CIK 1002388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes ☐    No ☒

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of July 17, 2006 was 26,284,694, net of treasury shares.

ACCELRYS, INC.
FORM 10-Q — QUARTERLY REPORT
For The Quarterly Period Ended June 30, 2006
Table of Contents

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Accelrys, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30, 2006	March 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,837	$24,656
Marketable securities	37,683	34,733
Trade receivables, net of allowance for doubtful accounts of $347 and $351 as of June 30, 2006 and March 31, 2006, respectively	12,636	17,289
Prepaid expenses and other current assets	4,062	3,438
Total current assets	72,218	80,116
Restricted cash	7,784	6,633
Property and equipment, net	7,284	7,860
Goodwill	42,663	42,663
Intangible assets, net	8,287	8,671
Other assets	743	812
Total assets	$138,979	$146,755
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,115	$1,676
Accrued liabilities	4,735	4,939
Accrued compensation and benefits	5,395	7,009
Current portion of accrued severance and lease abandonment	1,679	2,936
Current portion of deferred revenue	47,276	51,710
Total current liabilities	60,200	68,270
Deferred revenue, net of current portion	6,641	9,559
Accrued severance and lease abandonment, net of current portion	1,354	1,338
Lease-related liabilities, net of current portion	5,855	4,380

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 40,000 shares authorized; 26,919 and 26,856 shares issued at June 30, 2006 and March 31, 2006, respectively	3	3
Additional paid-in capital	255,022	254,224
Deferred stock-based compensation	—	(522)
Lease guarantee	(619)	(635)
Treasury stock; 644 shares at each of June 30, 2006 and March 31, 2006, respectively	(8,340)	(8,340)
Accumulated deficit	(181,485)	(181,156)
Accumulated other comprehensive income (loss)	348	(366)
Total stockholders’ equity	64,929	63,208
Total liabilities and stockholders’ equity	$138,979	$146,755

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2006	2005

Revenue	$20,150	$20,404
Operating costs and expenses:
Cost of revenue	3,900	4,136
Product development	5,126	5,855
Sales and marketing	6,822	8,499
General and administrative	4,718	4,069
Total operating costs and expenses	20,566	22,559
Operating loss	(416)	(2,155)
Interest and other income, net	484	698
Income (loss) before income taxes	68	(1,457)
Income tax expense	397	440
Net loss	$(329)	$(1,897)

Basic and diluted net loss per share	$(0.01)	$(0.07)
Weighted averaged shares used to compute basic and diluted net loss per share	26,208	26,022

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(329)	$(1,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	820	1,059
Amortization of acquired intangible assets	384	469
Share-based compensation	1,009	218
Other	406	464
Changes in operating assets and liabilities:
Trade receivables	4,855	3,555
Prepaid expenses and other current assets	(556)	1,637
Restricted cash and other assets	(937)	(91)
Accounts payable	(588)	(274)
Accrued liabilities	(2,178)	(4,601)
Deferred revenue	(7,820)	(6,423)
Net cash used in operating activities	(4,934)	(5,884)
Cash flows from investing activities:
Purchases of property and equipment, net	(156)	(1,049)
Purchases of marketable securities	(16,757)	(2,736)
Proceeds from sales and maturities of marketable securities	13,800	4,594
Net cash provided by (used in) investing activities	(3,113)	809
Cash flows from financing activities:
Proceeds from issuance of common stock	311	479
Net cash provided by financing activities	311	479
Exchange rate effect on cash and cash equivalents	917	(682)
Decrease in cash and cash equivalents	(6,819)	(5,278)
Cash and cash equivalents at beginning of period	24,656	21,256
Cash and cash equivalents at end of period	$17,837	$15,978

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.
Notes to Condensed Consolidated Financial Statements

1.                       Basis of Presentation and Significant Accounting Policies

Financial Statement Preparation

The condensed consolidated financial statements as of June 30, 2006, and for the three months ended June 30, 2006 and 2005 are unaudited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2006.

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented.

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

Software Development Costs

We account for costs incurred to develop our software products in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed. Accordingly, costs incurred in the research and development of new software products and significant enhancements to existing software products are expensed as incurred, until the technological feasibility of the product has been established. Technological feasibility occurs shortly before our software products are available for general release, and we have determined that costs eligible for capitalization are not material. Accordingly, there were no capitalized software development costs as of June 30, 2006 and March 31, 2006.

Adoption of SFAS No. 123R

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires that employee stock-based compensation is measured based on the grant date fair value of the related employee equity awards and is treated as an expense that is reflected in the financial statements over the related service period. The provisions of SFAS No. 123R are effective for us beginning April 1, 2006. Prior to April 1, 2006, we accounted for our share-based awards to employees and directors under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and adopted the pro forma disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, stock-based compensation expense related to employee stock options was recognized only if, on the date of grant, the exercise price of the employee stock option was less than the fair market value of the underlying common stock.

Effective April 1, 2006, we adopted SFAS No. 123R using the modified prospective transition method. Under the modified prospective transition method, the estimated grant date fair value of awards granted to employees and directors on or after April 1, 2006 is recognized as a charge against income over the requisite service period. Additionally, the remaining unrecognized compensation expense associated with the unvested portion of awards granted prior to April 1, 2006, determined under the provisions of SFAS No. 123, is recognized as a charge against income beginning April 1, 2006. In accordance with the modified prospective transition method, our consolidated financial statements for historical periods have not been restated to reflect, and do not include, the impact of our adoption of SFAS No. 123R.

Pursuant to the provisions of SFAS No. 123R, deferred stock-based compensation is no longer reflected as a separate component of stockholders’ equity. As a result, we reversed our remaining deferred stock-based compensation balance as of April 1, 2006 of $0.5 million against additional paid-in capital.

The impact of our adoption of SFAS No. 123R on the condensed consolidated financial statements and the related footnote disclosure information are provided in Note 3.

Income Taxes

We recognize income tax expense (benefit) based on estimates of our consolidated taxable income (loss) taking into account the various legal entities through which, and jurisdictions in which, we operate. As such, income tax expense (benefit) may vary from the customary relationship between income tax expense (benefit) and income (loss) from continuing operations before taxes.

Effect of New Accounting Standards

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48, which is effective for fiscal years beginning after December 15, 2006, addresses the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN No. 48 expands the disclosure requirements concerning unrecognized tax benefits as well as any significant changes that may occur in the next twelve months associated with such unrecognized tax benefits. We will adopt the provisions of FIN No. 48 in the first quarter of fiscal year 2008. We are currently evaluating the impact, if any, FIN No. 48 will have on our results of operations and financial position.

In November 2005, the FASB issued Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP Nos. 115-1 and 124-1”), which provide guidance on determining when investments in certain debt and equity securities are considered impaired and whether that impairment is other-than-temporary, and on the measurement of such impairment loss. FSP Nos. 115-1 and 124-1 also include accounting considerations subsequent to the recognition of other-than-temporary impairments and require certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Our adoption of FSP Nos. 115-1 and 124-1 during the three months ended June 30, 2006 did not have a significant impact on our results of operations and financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. Although SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entities, and the correction of errors, SFAS No. 154 establishes new standards for accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. Our adoption of SFAS No. 154 as of April 1, 2006 did not have a material impact on our financial position, results of operations or cash flows.

2.                       Net Loss Per Share

We compute net loss per share pursuant to SFAS No. 128, Earnings Per Share. Accordingly, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents.

Potentially dilutive common stock equivalents consist of common stock options and restricted stock that has not yet fully vested. Potentially dilutive common stock equivalents that were excluded from the basic and diluted net loss per share calculations as their effect would be anti-dilutive totaled approximately 2.1 million shares and 4.6 million shares for the three months ended June 30, 2006 and 2005, respectively.

3.                       Share-Based Payments

Share-Based Compensation Plans

On August 2, 2005, our stockholders approved the Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan authorizes the grant of equity awards to purchase the number of shares of our common stock equal to the sum of (i) 1,900,000 shares and (ii) the number of shares of common stock underlying any stock awards granted under certain prior share-based compensation plans that expire or are canceled or forfeited without having been exercised in full or that are repurchased by us. Potential types of equity awards that may be granted under the 2004 Plan to our officers, directors, employees and consultants include stock options, restricted stock awards, common stock awards, stock appreciation rights, performance awards and deferred stock units. Pursuant to the 2004 Plan, any shares of common stock that are awarded under the 2004 Plan as restricted stock awards, common stock awards, performance awards or deferred stock units (but not as stock options or stock appreciation rights) are counted against the maximum number of shares of common stock available for issuance under the 2004 Plan based on a 1.15-to-1 ratio. The terms and conditions of specific awards are set at the discretion of our board of directors although generally awards vest over not more than five years, expire no later than ten years from the date of grant and do not have exercise prices less than the fair market value of the underlying common stock. At June 30,

2006, approximately 1,475,000 shares of our common stock remain available for issuance pursuant to awards granted under the 2004 Plan.

On August 2, 2005, our stockholders also approved the 2005 Employee Stock Purchase Plan (the “ESPP”), under which we have reserved 1,000,000 shares of our common stock for issuance. Under the ESPP, employees may defer up to 10% of their base salary to purchase shares of our common stock. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable offering period or the purchase date. To date, we have not issued shares under the ESPP and 1,000,000 shares remain available for future issuance under the ESPP as of June 30, 2006.

We also maintain certain other share-based compensation plans, under which we did not grant awards during the first quarter of fiscal year 2007 and do not intend to grant any further awards in the future.

Our share-based compensation plans contain a provision that allows eligible participants to continue to vest in their stock options upon their retirement, as that term is defined in the plans. To be eligible for continued vesting, participants must be at least 55 years of age and have 5 years of service at the time of their retirement.

Share-Based Award Activity

Our stock options generally vest over four years and have a contractual term of 10 years.  A summary of stock option activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(In thousands, except per share amounts and years)
Outstanding at April 1, 2006	4,306	$9.78
Granted	760	7.29
Exercised	(65)	4.78
Expired/Forfeited	(561)	13.54
Outstanding at June 30, 2006	4,440	$8.97	$2,231	7.3
Exercisable at June 30, 2006	2,584	$10.32	$1,293	6.0

The aggregate intrinsic value of stock options outstanding and exercisable at June 30, 2006 was based on the closing price of our common stock on June 30, 2006 of $7.13 per share. The total intrinsic value of stock options exercised during the three months ended June 30, 2006 was $0.2 million and the total cash received from the exercise of stock options during the three months ended June 30, 2006 was $0.3 million.

In the first quarter of fiscal year 2007, we granted restricted stock units (“RSUs”) under the 2004 Plan. The RSUs vest annually over three years and, once vested, do not expire. Upon vesting of an RSU, employees are issued an equivalent number of shares of our common stock. A summary of RSU activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands, except per share amounts)
Unvested at April 1, 2006	—	$—
Granted	322	7.20
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2006	322	$7.20

We also have remaining unvested restricted stock awards of approximately 8,000 shares as of June 30, 2006 that were granted under a prior plan. These restricted stock awards vest annually over three years and, once vested, do not expire. Upon vesting of a restricted stock awards, employees are issued an equivalent number of shares of our common stock.

Valuation of Share-Based Awards

We estimate the fair value of our share-based awards on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of certain input variables, as follows:

Expected Volatility. Volatility is a measure of the amount the stock price will fluctuate during the expected life of an award. We determine volatility based on our historical stock price volatility over the most recent period equivalent to the expected life of the award and the historical stock price volatilities of comparable publicly traded companies, giving consideration to company-specific events impacting historical volatility that are unlikely to occur in the future as well as anticipated future events that may impact volatility.

Risk-Free Interest Rate. Our assumption of the risk-free interest rate is based on the interest rates on U.S. constant rate treasury securities with contractual terms approximately equal to the expected life of the award.

Expected Dividend Yield. Because we have not paid any cash dividends since in our inception and do not anticipate paying dividends in the foreseeable future, we assume a dividend yield of zero.

Expected Award Life. We determine the expected life of an award by considering various relevant factors, including the vesting period and contractual term of the award, our employees’ historical exercise patterns and length of service, the expected future volatility of our stock price, tax implications of exercising an award and employee characteristics. We also consider the expected terms of comparable publicly traded companies.

Under SFAS No. 123R, we are also required to estimate at grant the likelihood that the award will ultimately vest (the “pre-vesting forfeiture rate”) and revise the estimate, if necessary, in future periods if the actual forfeiture rate differs. We determine the pre-vesting forfeiture rate of an award based on our historical pre-vesting award forfeiture experience. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to fiscal year 2007, we accounted for pre-vesting forfeitures as they occurred.

Our determination of the input variables used in the Black-Scholes option pricing model as well as the pre-vesting forfeiture rate is based on various underlying estimates and assumptions that are highly subjective and are affected by our stock price, among other factors. Changes in these underlying estimates and assumptions could materially affect the fair value of our share-based awards and, therefore, the amount of share-based compensation expense to be recognized in our results of operations.

The fair value of stock options and ESPP purchase rights granted during the three months ended June 30, 2006 and 2005 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30. 2006
	Stock Options	ESPP Purchase Rights
Expected volatility	60%	60%
Risk-free interest rate	5.1%	5.2%
Expected option life in years	5.0	0.5
Expected dividend yield	0%	0%
Weighted average per share grant date fair value	$4.08	$2.42

	Three Months Ended June 30, 2005
	Stock Options	ESPP Purchase Rights
Expected volatility	69%	69%
Risk-free interest rate	3.7%	3.4%
Expected option life in years	3.4	0.5
Expected dividend yield	0%	0%
Weighted average per share grant date fair value	$2.77	$1.36

The fair value of RSUs and restricted stock awards is based on the market price of our common stock on the date of grant.

Share-Based Compensation Expense

The estimated fair value of our share-based awards is recognized as a charge against income on a straight-line basis over the requisite service period, which is the shorter of the vesting period of the award or the period until the participant becomes eligible for retirement. The estimated fair value of share-based awards granted to retirement-eligible participants is recognized as a charge against income immediately upon grant. Total share-based compensation expense recognized in our condensed consolidated statements of operations for the three months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended June 30,
	2006	2005
	(In thousands)
Cost of revenue	$71	$2
Product development expenses	345	183
Sales and marketing expenses	159	22
General and administrative expenses	434	11
Total share-based compensation expense	$1,009	$218

Share-based compensation expense recognized in the three months ended June 30, 2006 reflects our adoption of SFAS No. 123R effective April 1, 2006 using the modified prospective transition method. Share-based compensation expense recognized in the three months ended June 30, 2005 relates to share-based awards granted in prior periods accounted for under the provisions of APB No. 25. No share-based compensation expense was capitalized in the periods presented. At June 30, 2006, we had unrecognized share-based compensation expense relating to unvested share-based awards of approximately $9.2 million, which we anticipate recognizing as a charge against income over a weighted average period of 1.6 years.

Pro Forma Information Under SFAS No. 123 For Periods Prior to April 1, 2006

The following table illustrates the effect on net loss and loss per share for the three months ended June 30, 2005 if we had applied the fair value recognition provisions of SFAS No. 123 to our employee stock awards. For purposes of the SFAS No. 123 pro forma disclosures, the estimated fair value of employee stock awards has been charged against income over the related vesting period of the award on a straight-line basis.

Three Months Ended June 30, 2005
(In thousands, except per share amounts)
Net loss, as reported	$(1,897)
Add: Stock-based employee compensation expense included in net loss, as reported	218
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards	(1,339)
Pro forma net loss	$(3,018)
Net loss per share:
Basic and diluted - as reported	$(0.07)
Basic and diluted - pro forma	$(0.12)

4.                       Comprehensive Loss

For the three months ended June 30, 2006 and 2005, comprehensive loss consists of the following:

	Three Months Ended June 30,
	2006	2005
	(In thousands)
Net loss	$(329)	$(1,897)
Foreign currency translation adjustment	654	(479)
Unrealized gain on marketable securities	60	159
Total comprehensive income (loss)	$385	$(2,217)

5.                       Segment Information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, our operations have been aggregated into one reportable segment given the similarities of economic characteristics between the operations and the common nature of the products, services and customers.

6.                       Guarantees

Guarantee of Lease Obligation of Others

On April 30, 2004, we spun-off our drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. (“PDD”), into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. In connection with this spin-off, the landlords of the New Jersey facilities which were used by our PDD operations consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $24 million as of June 30, 2006. In accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we recognized a liability and corresponding charge to stockholders’

equity for the probability-weighted fair market value of the guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. At each of June 30, 2006 and March 31, 2006, the liability for our guarantee of the lease obligation was $0.6 million.

Other Guarantees and Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of June 30, 2006.

7.                       Severance and Lease Abandonment

The following summarizes the changes in our severance and lease abandonment liability:

	Severance Costs for Involuntary Employee Terminations	Costs to Exit Lease Obligations	Total
	(In thousands)
Balance at December 31, 2002	$544	$1,731	$2,275
Cash payments	(449)	(281)	(730)
Adjustment to liability	(95)	(289)	(384)
Balance at December 31, 2003	—	1,161	1,161
Additional severance charges	2,813	—	2,813
Cash payments	(2,197)	(65)	(2,262)
Balance at March 31, 2004	616	1,096	1,712
Additional severance and lease abandonment charges	1,358	3,956	5,314
Cash payments	(907)	(1,342)	(2,249)
Adjustment to liability	—	(167)	(167)
Effect of foreign exchange	—	(17)	(17)
Balance at March 31, 2005	1,067	3,526	4,593
Additional severance and lease abandonment charges	1,766	1,412	3,178
Cash payments	(1,745)	(1,662)	(3,407)
Effect of foreign exchange	(23)	(67)	(90)
Balance at March 31, 2006	1,065	3,209	4,274
Cash payments	(862)	(620)	(1,482)
Effect of foreign exchange	68	173	241
Balance at June 30, 2006	$271	$2,762	$3,033

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

In March 2006, we implemented various actions designed to realign our resources with our portfolio of products and services, eliminate redundancies in our workforce and streamline our operations through workforce reductions and abandoning a portion of a leased facility in the United Kingdom. As a result of the implementation of these actions, in March 2006, we recognized a charge of $3.2 million, consisting of $1.8 million in severance benefits from the termination of approximately 50 employees and $1.4 million for our future lease obligations related to the abandoned facility, net of estimated future sublease income. We anticipate completing the workforce reductions and payment of severance benefits in fiscal year 2007. The lease obligation for the abandoned facility terminates in fiscal year 2016.

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

Critical Accounting Policies

The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended March 31, 2006. There have been  no significant changes in our critical accounting policies and estimates from March 31, 2006, other than as described below.

Valuation of Share-Based Awards

We adopted SFAS No. 123R, effective April 1, 2006, using the modified prospective transition method. Accordingly, beginning in the first quarter of fiscal year 2007, we are recognizing as a charge against income the estimated grant date fair value of share-based awards granted to employees and directors. We estimate the fair value of our share-based stock awards on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of certain input variables, as follows:

Expected Volatility. Volatility is a measure of the amount the stock price will fluctuate during the expected life of an award. We determine volatility based on our historical stock price volatility over the most recent period equivalent to the expected life of the award and the historical stock price volatilities of comparable publicly traded companies, giving consideration to company-specific events impacting historical volatility that are unlikely to occur in the future as well as anticipated future events that may impact volatility.

Risk-Free Interest Rate. Our assumption of the risk-free interest rate is based on the interest rates on U.S. constant rate treasury securities with contractual terms approximately equal to the expected life of the award.

Expected Dividend Yield. Because we have not paid any cash dividends since in our inception and do not anticipate paying dividends in the foreseeable future, we assume a dividend yield of zero.

Expected Award Life. We determine the expected life of an award by considering various relevant factors, including the vesting period and contractual term of the award, our employees’ historical exercise patterns and length of service, the expected future volatility of our stock price, tax implications of exercising an award and employee characteristics. We also consider the expected award lives of comparable publicly traded companies. For ESPP purchase rights, the expected life is equal to the current ESPP offering period.

Under SFAS No. 123R, we are also required to estimate at grant the likelihood that the award will ultimately vest (the “pre-vesting forfeiture rate”) revise the estimate, if necessary, in future periods if the actual forfeiture rate differs. We determine the pre-vesting forfeiture rate of an award based on our historical pre-vesting award forfeiture experience.

Our determination of the input variables used in the Black-Scholes option pricing model as well as the pre-vesting forfeiture rate is based on various underlying estimates and assumptions that are highly subjective and are affected by our stock price, among other factors. Changes in these underlying estimates and assumptions could materially affect the fair value of our share-based awards and, therefore, the amount of share-based compensation expense to be recognized in our results of operations.

Results of Operations

The following table summarizes our results of operations as a percentage of total revenue for the respective periods:

	Three Months Ended
	June 30, 2006	June 30, 2005

Revenue	100%	100%
Operating costs and expenses:
Cost of revenue	19%	20%
Product development	25%	29%
Sales and marketing	34%	42%
General and administrative	23%	20%
Total operating costs and expenses	102%	111%
Operating loss	(2)%	(11)%
Interest and other income, net	2%	3%
Income (loss) before income taxes	0%	(7)%
Income tax expense	2%	2%
Net loss	2%	(9)%

Revenue

Revenue decreased $0.3 million or 1% to $20.2 million for the three months ended June 30, 2006, as compared to $20.4 million for the three months ended June 30, 2005. The decrease in revenue was primarily attributable to the impact of fluctuations in foreign currency exchange rates.

Operating Costs and Expenses

Cost of Revenue. Cost of revenue decreased $0.2 million or 6% to $3.9 million for the three months ended June 30, 2006, as compared to $4.1 million for the three months ended June 30, 2005. As a percentage of revenue, cost of revenue decreased to 19% for the three months ended June 30, 2006, as compared to 20% for the three months ended June 30, 2005. The decrease in cost of revenue was primarily attributable to a slight decline in royalties.

Product Development Expenses. Product development expenses decreased $0.7 million or 12% to $5.1 million for the three months ended June 30, 2006, as compared to $5.9 million for the three months ended June 30, 2005. As a percentage of revenue, product development decreased to 25% for the three months ended June 30, 2006, as compared to 29% for the three months ended June 30, 2005. The decrease in product development expenses was primarily attributable to lower personnel expenses resulting from headcount reductions during fiscal year 2006.

Sales and Marketing Expenses. Sales and marketing expenses decreased $1.7 million or 20% to $6.8 million for the three months ended June 30, 2006, as compared to $8.5 million for the three months ended June 30, 2005. As a percentage of revenue, sales and marketing expenses decreased to 34% for the three months ended June 30, 2006, as compared to 42% for the three months ended June 30, 2005. The decrease in sales and marketing expenses was primarily attributable to lower personnel expenses resulting from headcount reductions during fiscal year 2006.

General and Administrative Expenses. General and administrative expenses increased $0.6 million or 16% to $4.7 million for the three months ended June 30, 2006, as compared to $4.1 million for the three months ended June 30, 2005. As a percentage of revenue, general and administrative expenses increased to 23% for the three months ended June 30, 2006, as compared to 20% for the three months ended June 30, 2005. The increase in general and administrative costs was primarily attributable to $0.5 million of outside consulting and accounting fees incurred during the three months ended June 30, 2006 related to the restatement of our previously issued consolidated financial statements, which was completed in May 2006, and $0.4 million of share-based compensation expense recognized during the three months ended June 30, 2006 resulting from our adoption of SFAS No. 123R, offset by lower personnel expenses resulting from headcount reductions during fiscal year 2006 and lower outside legal fees.

Net Interest and Other Income

Net interest and other income was $0.5 million for the three months ended June 30, 2006, as compared to $0.7 million for the three months ended June 30, 2005. The decrease in net interest and other income was primarily attributable to unfavorable fluctuations in the value of the U.S dollar.

Income Tax Expense

We recognized income tax expense of $0.4 million for each of the three months ended June 30, 2006 and 2005, respectively. Income tax expense for the three months ended June 30, 2006 was primarily attributable to deferred taxes associated with tax deductible goodwill. Income tax expense for the three months ended June 30, 2005 is primarily attributable to taxable income generated by our foreign operations.

Liquidity and Capital Resources

We had cash, cash equivalents, restricted cash and marketable securities of $63.3 million as of June 30, 2006, as compared to $66.0 million as of March 31, 2006, a decrease of $2.7 million. The decrease in cash, cash equivalents, restricted cash and marketable securities was primarily attributable to cash used in operations of $4.9 million during the three months ended June 30, 2006, offset by an increase in restricted cash of $1.2 million resulting from the receipt of a subtenant security deposit. A corresponding refundable deposit liability was recognized for the security deposit, which is included in lease-related liabilities, net of current portion in the accompanying condensed consolidated balance sheet as of June 30, 2006.

Net cash used in operating activities was $4.9 million for the three months ended June 30, 2006, as compared to $5.9 million for the three months ended June 30, 2005. The decrease in cash used in operating activities was primarily attributable to reduced operating expenditures.

Net cash used in investing activities was $3.1 million for the three months ended June 30, 2006, as compared to net cash provided by investing activities of $0.8 million for the three months ended June 30, 2005. Significant components of cash flows from investing activities for the three months ended June 30, 2006 included net purchases of property and equipment of $0.2 million and a net increase in our marketable securities portfolio of $3.0 million. Significant components of cash flows from investing activities for the three months ended June 30, 2005 included $1.0 million of net purchases of property and equipment and a net decrease in our marketable securities portfolio of $1.9 million.

Net cash provided by financing activities was $0.3 million for the three months ended June 30, 2006, compared to $0.5 million for the three months ended June 30, 2005. Cash flows from financing activities for the three months ended June 30, 2006 and 2005 consisted solely of proceeds from the issuance of our common stock under employee stock plans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended March 31, 2006. Our exposures to market risk have not changed materially since March 31, 2006.

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

As more fully described in Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2006, we reported that our management identified certain control deficiencies that represent material weaknesses in our internal control over financial reporting. The material weaknesses identified by management related to the application of software revenue recognition principles to our term-based and perpetual software license arrangements and the application of SFAS No. 86 to our software development projects. As a result of the identification of these material weaknesses, our principal executive officer and principal financial officer concluded that as of March 31, 2006, our disclosure controls and procedures were not effective pursuant to Exchange Act Rules 13a-15(f) and 15d-15(f).

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that the identified material weaknesses in our internal control over financial reporting had not been fully remediated and, therefore, our disclosure controls and procedures were not effective as of June 30, 2006. Notwithstanding the material weaknesses described above, management believes that the consolidated financial statements included in this Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

In the first quarter of fiscal year 2007, in order to remediate the identified material weaknesses in our internal control over financial reporting, we implemented the following remediation initiatives:

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

Notwithstanding the implementation of these remediation initiatives, the identified material weaknesses in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, are tested and our management concludes that the new controls are operating effectively.

Except as described above, there were no changes in our internal control over financial reporting during the three months ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, those controls.

PART II — OTHER INFORMATION

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

In addition to the foregoing, as described in greater detail elsewhere in this Report and in our Annual Report on Form 10-K for the year ended March 31, 2006, we concluded that our internal control over financial reporting was not effective as of March 31, 2006. In particular, in connection with the restatement of our previously issued financial statements, management identified certain control deficiencies that represented material weaknesses in our internal control over financial reporting. These material weaknesses, which principally arose due to our lack of a sufficient number of employees with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles relevant to our business, were at least partially responsible for our need to restate our previously issued consolidated financial statements. In order to remediate the identified material weaknesses in our internal control over financial reporting, we implemented certain actions, including the hiring of three senior-level accounting employees in March and April 2006 who have significant expertise in financial controls and the application of generally accepted accounting principles relevant to our business, including software revenue recognition. However, one or more of these qualified recruits or existing personnel could leave our employ within the foreseeable future. If not timely and adequately addressed, the loss of any of these individuals could impair our ability to maintain effective internal control over financial reporting and thereby cause a material adverse effect on our business.

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

Certain Risks Related To Our Financial Performance

We have a history of losses and our future profitability is uncertain. We generated net losses for the three months ended June 30, 2006, the years ended March 31, 2006 and 2005 and December 31, 2003, and the three months ended March 31, 2004. Continuing net losses may limit our ability to fund our operations and we may not generate income from operations in the future. Our future profitability depends upon many factors, including several that are beyond our control. These factors include without limitation:

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

Changes in the accounting treatment of employee stock-based compensation has and will continue to adversely affect our results of operations. In December 2004, the FASB issued SFAS No. 123R, which revises SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R requires that employee stock-based compensation is measured based on the grant-date fair value of the related employee equity award and is treated as an expense that is reflected in the financial statements over the related service period. SFAS No. 123R applies to all employee equity awards granted after adoption and to the unvested portion of employee equity awards outstanding as of adoption. We adopted SFAS No. 123R using the modified-prospective method on April 1, 2006. As a result of the adoption of SFAS No. 123R, we recognized a charge against our earnings of $1.0 million, or $0.04 per share, in the first quarter of fiscal year 2007. We anticipate that the continued application of the accounting provisions of SFAS No. 123R will adversely impact on our future reported results of operations.

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

As described in greater detail elsewhere in this Report and in our Annual Report on Form 10-K for the year ended March 31, 2006, in connection with the restatement process, we identified certain control deficiencies that represented material weaknesses in our internal control over financial reporting. These material weaknesses generally relate to our historical lack of a sufficient number of employees with appropriate levels of accounting knowledge, experience and training in the application of generally accepted accounting principles relevant to our business. Given these material weaknesses, our principal executive officer and principal financial officer concluded that we did not maintain effective internal control over financial reporting as of March 31, 2006.

Since the determination regarding our material weaknesses, we have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting. In particular, as described elsewhere in this Report, we have recruited a number of qualified individuals to assist in maintaining adequate internal controls, we have initiated a revenue recognition training program and we have implemented an enhanced quarterly and annual financial statement close, review and reporting process. Notwithstanding the implementation of these remediation initiatives, the identified material weaknesses in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, are tested and our management concludes that the new controls are operating effectively. Because the remediation initiatives are not yet fully implemented, our principal executive officer and principal financial officer concluded that the identified material weaknesses in our internal control over financial reporting had not been fully remediated and, therefore, our disclosure controls and procedures were not effective as of June 30, 2006.

Although we believe that these efforts and resources have strengthened our internal control over financial reporting, we cannot be certain that these measures will ensure that we maintain adequate internal control over our financial reporting in future periods. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and NASDAQ, we could face severe consequences from those authorities. In either case, there could result a material adverse affect on our business. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We may be required to indemnify PDD, or may not be able to collect on indemnification rights from PDD. On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of the spin-off, we agreed to indemnify the indebtedness, liabilities and obligations of PDD. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under the existing New Jersey laboratory and headquarters leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be as significant as the remaining future minimum lease payments, which totaled approximately $24 million as of June 30, 2006. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any failure by PDD to satisfy its obligations and any required payment by us could have a material adverse effect on our business.

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

Certain Risks Related to Owning Our Stock

We expect that our stock price will fluctuate significantly, and you may not be able to resell your shares at or above your investment price. The stock market, historically and in recent years, has experienced significant volatility particularly with technology company stocks. The volatility of technology company stock prices often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the price of our common stock include without limitation:

•               • actual and anticipated fluctuations in our quarterly financial and operating results;

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

As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares. As of July 17, 2006, the top ten institutional holders of our common stock held approximately 50% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

3.3

Amended and Restated Bylaws of Accelrys, Inc. as amended on June 9, 2005. (incorporated by reference to Exhibit 3.2 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005)

10.1

Employment Transition and Separation Agreement, dated June 14, 2006, between Accelrys, Inc. and David M. Sankaran (incorporated by reference to Exhibit 99.1 to Accelrys, Inc.’s Form 8-K dated June 15, 2006)

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

Date: August 4, 2006