Form 10-Q
period 2006-09-30
ACCELRYS, INC.
filed 2006-10-30
CIK 1002388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of October 13, 2006 was 26,342,120, net of treasury shares.

ACCELRYS, INC.
FORM 10-Q — QUARTERLY REPORT
For The Quarterly Period Ended September 30, 2006
Table of Contents

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Accelrys, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30, 2006	March 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,873	$24,656
Marketable securities	36,203	34,733
Trade receivables, net of allowance for doubtful accounts of $186 and $351 as of September 30, 2006 and March 31, 2006, respectively	9,993	17,289
Prepaid expenses and other current assets	3,507	3,438
Total current assets	66,576	80,116
Restricted cash	8,110	6,633
Property and equipment, net	7,160	7,860
Goodwill	42,663	42,663
Intangible assets, net	7,903	8,671
Other assets	731	812
Total assets	$133,143	$146,755
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$814	$1,676
Accrued liabilities	4,787	4,939
Accrued compensation and benefits	5,947	7,009
Current portion of accrued severance and lease abandonment	1,047	2,936
Current portion of deferred revenue	38,115	51,710
Total current liabilities	50,710	68,270
Deferred revenue, net of current portion	6,980	9,559
Accrued severance and lease abandonment, net of current portion	1,325	1,338
Lease-related liabilities, net of current portion	6,232	4,380

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 40,000 shares authorized; 26,974 and 26,856 shares issued at September 30, 2006 and March 31, 2006, respectively	3	3
Additional paid-in capital	256,604	254,224
Deferred stock-based compensation	—	(522)
Lease guarantee	(604)	(635)
Treasury stock; 644 shares at each of September 30, 2006 and March 31, 2006, respectively	(8,340)	(8,340)
Accumulated deficit	(180,550)	(181,156)
Accumulated other comprehensive income (loss)	783	(366)
Total stockholders’ equity	67,896	63,208
Total liabilities and stockholders’ equity	$133,143	$146,755

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005

Revenue	$20,232	$21,736	$40,382	$42,139
Operating costs and expenses:
Cost of revenue	3,822	4,171	7,722	8,308
Product development	4,916	5,567	10,042	11,421
Sales and marketing	6,283	7,388	13,105	15,885
General and administrative	4,367	3,619	9,085	7,688
Total operating costs and expenses	19,388	20,745	39,954	43,302
Operating income (loss)	844	991	428	(1,163)
Interest and other income, net	360	402	844	1,100
Income (loss) before taxes	1,204	1,393	1,272	(63)
Income tax expense	269	241	666	682
Net income (loss)	$935	$1,152	$606	$(745)

Net income (loss) per share:
Basic	$0.04	$0.04	$0.02	$(0.03)
Diluted	$0.04	$0.04	$0.02	$(0.03)
Weighted average shares used to compute net income (loss) per share:
Basic	26,293	26,107	26,252	26,063
Diluted	26,420	26,276	26,387	26,063

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.
Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$606	$(745)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,576	1,953
Amortization of acquired intangible assets	768	902
Share-based compensation	2,340	434
Other	791	829
Changes in operating assets and liabilities:
Trade receivables	7,595	7,566
Prepaid expenses and other current assets	39	2,028
Restricted cash and other assets	(1,204)	(157)
Accounts payable	(905)	(469)
Accrued liabilities	(2,363)	(5,018)
Deferred revenue	(17,009)	(15,236)
Net cash used in operating activities	(7,766)	(7,913)
Cash flows from investing activities:
Purchases of property and equipment, net	(703)	(2,194)
Purchases of marketable securities	(22,538)	(5,418)
Proceeds from sales and maturities of marketable securities	21,250	13,033
Net cash provided by (used in) investing activities	(1,991)	5,421
Cash flows from financing activities:
Proceeds from issuance of common stock	566	521
Net cash provided by financing activities	566	521
Exchange rate effect on cash and cash equivalents	1,408	(914)
Decrease in cash and cash equivalents	(7,783)	(2,885)
Cash and cash equivalents at beginning of period	24,656	21,256
Cash and cash equivalents at end of period	$16,873	$18,371

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.
Notes to Condensed Consolidated Financial Statements

1.                       Basis of Presentation and Significant Accounting Policies

Financial Statement Preparation

The condensed consolidated financial statements as of September 30, 2006, and for the three and six months ended September 30, 2006 and 2005 are unaudited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented.

Our business is subject to seasonal variations. As a result, the interim financial results for the periods presented are not necessarily indicative of results for a full year or for any subsequent interim period.

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

Revenue Recognition

We recognize revenues in accordance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, Software Revenue Recognition (“SOP No. 97-2”), as amended, U.S. Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”), and Emerging Issues Task Force Issue No. 00-21 (“EITF No. 00-21”), Revenue Arrangements with Multiple Deliverables.

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

Software Development Costs

We account for costs incurred to develop our software products in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed. Accordingly, costs incurred in the research and development of new software products and significant enhancements to existing software products are expensed as incurred, until the technological feasibility of the product has been established. Technological feasibility occurs shortly before our software products are available for general release, and we have determined that costs eligible for capitalization are not material. Accordingly, there were no capitalized software development costs as of September 30, 2006 and March 31, 2006.

Adoption of SFAS No. 123R

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires that employee stock-based compensation is measured based on the grant date fair value of the related employee equity awards and is treated as an expense that is reflected in the financial statements over the related service period. The provisions of SFAS No. 123R were effective for us beginning April 1, 2006. Prior to April 1, 2006, we accounted for our share-based awards to employees and directors under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and adopted the pro forma disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, stock-based compensation expense related to employee stock options was recognized only if, on the date of grant, the exercise price of the employee stock option was less than the fair market value of the underlying common stock.

Effective April 1, 2006, we adopted SFAS No. 123R using the modified prospective transition method. Under the modified prospective transition method, the estimated grant date fair value of awards granted to employees and directors on or after April 1, 2006 is recognized as a charge against income over the requisite service period. Additionally, the remaining unrecognized compensation expense associated with the unvested portion of awards granted prior to April 1, 2006, determined under the provisions of SFAS No. 123, is recognized as a charge against income beginning April 1, 2006. In accordance with the modified prospective transition method, our consolidated financial statements for periods prior to April 1, 2006 have not been restated to reflect, and do not include, the impact of our adoption of SFAS No. 123R.

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

Income Taxes

We recognize income tax expense (benefit) based on estimates of our consolidated taxable income (loss) taking into account the various legal entities through which, and jurisdictions in which, we operate. As such, income tax expense (benefit) may vary from the customary relationship between income tax expense (benefit) and income (loss) before taxes.

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

In November 2005, the FASB issued Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP Nos. 115-1 and 124-1”), which provide guidance on determining when investments in certain debt and equity securities are considered impaired and whether that impairment is other-than-temporary, and on the measurement of such impairment loss. FSP Nos. 115-1 and 124-1 also include accounting considerations subsequent to the recognition of other-than-temporary impairments and require certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Our adoption of FSP Nos. 115-1 and 124-1 as of April 1, 2006 did not have a significant impact on our results of operations and financial position.

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

2.                       Net Income (Loss) Per Share

We compute net income (loss) per share pursuant to SFAS No. 128, Earnings Per Share. Accordingly, basic net income (loss) per share and diluted net loss per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, without consideration for common share equivalents. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Potentially dilutive common share equivalents consist of common stock options and unvested restricted stock awards and restricted stock units (“RSUs”).

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$935	$1,152	$606	$(745)

Denominator:
Weighted average common shares oustanding	26,293	26,107	26,252	26,063
Dilutive potential common stock equivalents	127	169	135	—
Weighted average shares and dilutive potential common shares	26,420	26,276	26,387	26,063

Net income (loss) per share:
Basic	$0.04	$0.04	$0.02	$(0.03)
Diluted	$0.04	$0.04	$0.02	$(0.03)

Potentially dilutive common share equivalents that were excluded from the basic and diluted net income (loss) per share calculations as their effect would be anti-dilutive totaled approximately 3.3 million shares and 3.1 million shares for the three and six months ended September 30, 2006, respectively, and 1.0 million shares and 2.8 million shares for the three and six months ended September 30, 2005, respectively.

3.                       Share-Based Payments

Share-Based Compensation Plans

On August 2, 2005, our stockholders approved the Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan authorizes the grant of equity awards to purchase the number of shares of our common stock equal to the sum of (i) 1,900,000 shares and (ii) the number of shares of common stock underlying any stock awards granted under certain prior share-based compensation plans that expire or are cancelled or forfeited without having been exercised in full or that are repurchased by us. Potential types of equity awards that may be granted under the 2004 Plan to our officers, directors, employees and consultants include stock options, restricted stock awards, common stock awards, stock appreciation rights, performance awards and deferred stock units. Pursuant to the 2004 Plan, any shares of common stock that are awarded under the 2004 Plan as restricted stock awards, common stock awards, performance awards or deferred stock units (but not as stock options or stock appreciation rights) are counted against the maximum number of shares of common stock available for issuance under the 2004 Plan based on a 1.15-to-1 ratio. The terms and conditions of specific awards are set at the discretion of our board of directors although generally awards vest over not more than five years, expire no later than ten years from the date of grant and do not have exercise prices less than the fair market value of the underlying common stock on the date of grant. At September 30, 2006, approximately 1,919,000 shares of our common stock remain available for issuance pursuant to awards granted under the 2004 Plan.

On August 2, 2005, our stockholders also approved the 2005 Employee Stock Purchase Plan (the “ESPP”), under which we have reserved 1,000,000 shares of our common stock for issuance. Under the ESPP, employees may defer up to 10% of their base salary to purchase shares of our common stock. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable offering period or the applicable purchase date. To date, we have not issued shares under the ESPP and 1,000,000 shares remain available for future issuance under the ESPP as of September 30, 2006.

We also maintain certain other share-based compensation plans, under which we did not grant awards during fiscal year 2007 and do not intend to grant any further awards in the future.

Our share-based compensation plans contain a provision that allows eligible participants to continue to vest in their stock options upon their retirement, as that term is defined in the plans. To be eligible for continued vesting, participants must be at least 55 years of age and have 5 years of service at the time of their retirement.

During the second quarter of fiscal year 2007, we offered eligible employees the one-time opportunity to surrender any and all stock options granted pursuant to any of our stock plans with an exercise price greater than $9.00 per share in exchange for RSUs (the “Exchange Offer”) based on an exchange ratio determined by our board of directors. The RSUs vest in three equal annual installments commencing on the date of grant and are subject to the terms and conditions set forth in the 2004 Plan. The offer period commenced on July 28, 2006 and expired on August 25, 2006.  On August 26, 2006, all eligible stock options tendered by eligible employees in accordance with the terms of the Exchange Offer were cancelled and RSUs were issued to such eligible employees in accordance with the exchange ratios established by the board of directors.  In total, stock options for the purchase of approximately 410,000 shares of our common stock were tendered and cancelled, and RSUs for approximately 105,000 shares of our common stock were granted.  Any eligible stock options not tendered remain issued and outstanding in accordance with their original terms and conditions.

Pursuant to SFAS No. 123R, we accounted for the cancellation of the tendered stock options and concurrent grant of RSUs as a modification of the cancelled stock options. Accordingly, we measured the excess of the grant-date fair value of the RSUs over the fair value of the cancelled stock options at cancellation (the “incremental value”) and are recognizing the aggregate of the incremental value and the remaining unamortized grant-date fair value of the cancelled stock options of approximately $0.4 million as share-based compensation expense over the requisite service period of the RSUs.

Share-Based Award Activity

Our stock options generally vest over four years and have a contractual term of 10 years.  A summary of stock option activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(In thousands, except per share amounts and years)
Outstanding at April 1, 2006	4,306	$9.78
Granted	815	7.22
Exercised	(121)	4.68
Expired/Forfeited	(1,186)	15.43
Outstanding at September 30, 2006	3,814	$7.66	$964	7.3
Exercisable at September 30, 2006	2,197	$8.16	$628	6.2

The aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2006 was based on the closing price of our common stock on September 29, 2006 of $6.29 per share. The total intrinsic value of stock options exercised during the six months ended September 30, 2006 was $0.2 million and the total cash received from the exercise of stock options during the six months ended September 30, 2006 was $0.6 million.

In fiscal year 2007, we granted RSUs under the 2004 Plan that vest annually over three years and, once vested, do not expire. Upon vesting of an RSU, employees are issued an equivalent number of shares of our common stock. A summary of RSU activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands, except per share amounts)
Unvested at April 1, 2006	—	$—
Granted	431	6.80
Vested	—	—
Forfeited	(5)	7.44
Unvested at September 30, 2006	426	$6.80

We also have remaining unvested restricted stock awards of approximately 8,000 shares as of September 30, 2006 that were granted under a prior plan. These restricted stock awards vest annually over three years and, once vested, do not expire. Upon vesting of a restricted stock award, employees are issued an equivalent number of shares of our common stock.

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

Expected Dividend Yield. Because we have not paid any cash dividends since our inception and do not anticipate paying dividends in the foreseeable future, we assume a dividend yield of zero.

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

The fair value of stock options and ESPP purchase rights granted during the six months ended September 30, 2006 and 2005 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended September 30. 2006
	Stock Options	ESPP Purchase Rights
Expected volatility	60%	60%
Risk-free interest rate	5.0%	5.2%
Expected option life in years	5.0	0.5
Expected dividend yield	0%	0%
Weighted average per share grant date fair value	$4.03	$2.42

	Six Months Ended September 30, 2005
	Stock Options	ESPP Purchase Rights
Expected volatility	69%	69%
Risk-free interest rate	3.8%	3.7%
Expected option life in years	3.6	0.5
Expected dividend yield	0%	0%
Weighted average per share grant date fair value	$2.81	$1.23

The fair value of RSUs and restricted stock awards is based on the market price of our common stock on the date of grant.

Share-Based Compensation Expense

The estimated fair value of our share-based awards is recognized as a charge against income on a straight-line basis over the requisite service period, which is the shorter of the vesting period of the award or the period until the participant becomes eligible for retirement. The estimated fair value of share-based awards granted to retirement-eligible participants is recognized as a charge against income immediately upon grant. Total share-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005

Cost of revenue	$83	$8	$154	$16
Product development	393	182	741	363
Sales and marketing	221	17	379	34
General and administrative	630	10	1,066	21
Total share-based compensation expense	$1,327	$217	$2,340	$434

Share-based compensation expense recognized in the three and six months ended September 30, 2006 reflects our adoption of SFAS No. 123R effective April 1, 2006 using the modified prospective transition method. Share-based compensation expense recognized in the three and six months ended September 30, 2005 relates to share-based awards granted in prior periods accounted for under the provisions of APB No. 25. No share-based compensation expense was capitalized in the periods presented. At September 30, 2006, we had unrecognized share-based compensation expense relating to unvested share-based awards of approximately $8.4 million, which we anticipate recognizing as a charge against income over a weighted average period of 1.5 years.

Pro Forma Information Under SFAS No. 123 For Periods Prior to April 1, 2006

The following table illustrates the effect on net loss and loss per share for the three and six months ended September 30, 2005 if we had applied the fair value recognition provisions of SFAS No. 123 to our employee stock awards. For purposes of the SFAS No. 123 pro forma disclosures, the estimated fair value of employee stock awards has been charged against income over the related vesting period of the award on a straight-line basis.

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
	(In thousands, except per share amounts)
Net income (loss), as reported	$1,152	$(745)
Add: Stock-based employee compensation expense included in net loss, as reported	217	434
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards	(1,230)	(2,935)
Pro forma net income (loss)	$139	$(3,246)
Net income (loss) per share:
Basic - as reported	$0.04	$(0.03)
Diluted - as reported	$0.04	$(0.03)
Basic - pro forma	$0.01	$(0.12)
Diluted - pro forma	$0.01	$(0.12)

4.                       Comprehensive Income (Loss)

For the three and six months ended September 30, 2006 and 2005, comprehensive income (loss) consists of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Net income (loss)	$935	$1,152	$606	$(745)
Foreign currency translation adjustment	200	(180)	854	(659)
Unrealized gain (loss) on marketable securities	235	(118)	295	41
Total comprehensive income (loss)	1,370	854	1,755	(1,363)

5.                       Segment Information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, our operations have been aggregated into one reportable segment given the similarities of economic characteristics between the operations and the common nature of the products, services and customers.

6.                       Guarantees

Guarantee of Lease Obligation of Others

On April 30, 2004, we spun-off our drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. (“PDD”), into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. In connection with this spin-off, the landlords of the New Jersey facilities which were used by our PDD operations consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $23 million as of September 30, 2006. In accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair market value of the guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. At each of September 30, 2006 and March 31, 2006, the liability for our guarantee of the lease obligation was $0.6 million.

Other Guarantees and Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of September 30, 2006.

7.                       Severance and Lease Abandonment

The following summarizes the changes in our severance and lease abandonment liability:

	Severance Costs for Involuntary Employee Terminations	Costs to Exit Lease Obligations	Total
	(In thousands)
Balance at December 31, 2002	$544	$1,731	$2,275
Cash payments	(449)	(281)	(730)
Adjustment to liability	(95)	(289)	(384)
Balance at December 31, 2003	—	1,161	1,161
Additional severance charges	2,813	—	2,813
Cash payments	(2,197)	(65)	(2,262)
Balance at March 31, 2004	616	1,096	1,712
Additional severance and lease abandonment charges	1,358	3,956	5,314
Cash payments	(907)	(1,342)	(2,249)
Adjustment to liability	—	(167)	(167)
Effect of foreign exchange	—	(17)	(17)
Balance at March 31, 2005	1,067	3,526	4,593
Additional severance and lease abandonment charges	1,766	1,412	3,178
Cash payments	(1,745)	(1,662)	(3,407)
Effect of foreign exchange	(23)	(67)	(90)
Balance at March 31, 2006	1,065	3,209	4,274
Additional severance charges	83	—	83
Cash payments	(976)	(1,236)	(2,212)
Adjustment to liability	—	(89)	(89)
Effect of foreign exchange	77	239	316
Balance at September 30, 2006	$249	$2,123	$2,372

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

Additionally, during fiscal year 2005, we implemented various actions designed to improve the efficiency of our sales department and eliminate duplicative general and administrative personnel through workforce reductions and the abandonment of a leased facility in Germany. As a result of the implementation of these actions, we recognized a charge of $1.7 million, consisting of $1.4 million in severance benefits from the termination of 42 employees and $0.3 million related  to the abandonment of the leased facility. The severance benefits were paid in full in fiscal year 2006. In the second quarter of fiscal year 2007, we made a $0.1 million lease buy-out payment to the landlord of the abandoned facility that terminates our obligations under the lease. As a result of the termination of the lease, we reduced the remaining liability for the abandoned facility to a negligible amount.

In March 2006, we implemented various actions designed to realign our resources with our portfolio of products and services, eliminate redundancies in our workforce and streamline our operations through workforce reductions and abandoning a portion of a leased facility in the United Kingdom. As a result of the implementation of these actions, in March 2006, we recognized a charge of $3.2 million, consisting of $1.8 million in severance benefits from the termination of approximately 50 employees and $1.4 million for our future lease obligations related to the abandoned facility, net of estimated future sublease income. In the second quarter of fiscal year 2007, we recognized a charge of $0.1 million for estimated additional severance benefits to be paid to certain employees terminated under the original restructuring plan. We anticipate completing the workforce reductions and payment of severance benefits in fiscal year 2007. The lease obligation for the abandoned facility terminates in fiscal year 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used anywhere in this Quarterly Report on Form 10-Q (this “Report”), the words “expect”, “believe”, “anticipate”, “estimate”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements. These forward-looking statements may include statements addressing our future financial and operating results. We have based these forward-looking statements on our current expectations about future events. Such statements are subject to certain risks and uncertainties including those related to execution upon our strategic plans, the successful release and acceptance of new products, the demand for new and existing products, additional competition, changes in economic conditions and those described in documents we have filed with the Securities and Exchange Commission, including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” and in our subsequent reports on Form 10-Q and Form 10-K. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

In addition to the activities underway in our sales and service functions, we continue to focus on the componentization of our entire suite of products on our Discovery Studio and Materials Studio platforms. In fiscal year 2007, we continue to migrate our life sciences applications to the Discovery Studio platform.

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

Expected Dividend Yield. Because we have not paid any cash dividends since our inception and do not anticipate paying dividends in the foreseeable future, we assume a dividend yield of zero.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2006 and 2005

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Three Months Ended September 30,
	2006	2005

Revenue	100%	100%
Operating costs and expenses:
Cost of revenue	19%	19%
Product development	24%	26%
Sales and marketing	31%	34%
General and administrative	22%	17%
Total operating costs and expenses	96%	95%
Operating income	4%	5%
Interest and other income, net	2%	2%
Income before income taxes	6%	6%
Income tax expense	1%	1%
Net income	5%	5%

Revenue

Revenue decreased $1.5 million or 7% to $20.2 million for the three months ended September 30, 2006, as compared to $21.7 million for the three months ended September 30, 2005. The decrease in revenue was primarily attributable to a decrease in revenues from certain products that were de-emphasized in connection with our restructuring and product line adjustments that have occurred over the past two fiscal years.

Operating Costs and Expenses

Cost of Revenue. Cost of revenue decreased $0.3 million or 8% to $3.8 million for the three months ended September 30, 2006, as compared to $4.2 million for the three months ended September 30, 2005. As a percentage of revenue, cost of revenue was consistent at 19% for each of the three months ended September 30, 2006 and 2005, respectively. The decrease in cost of revenue was primarily attributable to lower royalties and distribution costs.

Product Development Expenses. Product development expenses decreased $0.7 million or 12% to $4.9 million for the three months ended September 30, 2006, as compared to $5.6 million for the three months ended September 30, 2005. As a percentage of revenue, product development decreased to 24% for the three months ended September 30, 2006, as compared to 26% for the three months ended September 30, 2005. The decrease in product development expenses was primarily attributable to lower personnel expenses resulting from headcount reductions during fiscal year 2006, offset by a $0.2 million increase in share-based compensation expense recognized during the three months ended September 30, 2006 resulting from our adoption of SFAS No. 123R.

Sales and Marketing Expenses. Sales and marketing expenses decreased $1.1 million or 15% to $6.3 million for the three months ended September 30, 2006, as compared to $7.4 million for the three months ended September 30, 2005. As a percentage of revenue, sales and marketing expenses decreased to 31% for the three months ended September 30, 2006, as compared to 34% for the three months ended September 30, 2005. The decrease in sales and marketing expenses was primarily attributable to lower personnel and other sales-related expenses resulting from headcount reductions during fiscal year 2006, offset by a $0.2 million increase in share-based compensation expense recognized during the three months ended September 30, 2006 resulting from our adoption of SFAS No. 123R.

General and Administrative Expenses. General and administrative expenses increased $0.8 million or 21% to $4.4 million for the three months ended September 30, 2006, as compared to $3.6 million for the three months ended September 30, 2005. As a percentage of revenue, general and administrative expenses increased to 22% for the three months ended September 30, 2006, as compared to 17% for the three months ended September 30, 2005. The increase in general and administrative costs was primarily attributable to a $0.6 million increase in share-based compensation expense recognized during the three months ended September 30, 2006 resulting from our adoption of SFAS No. 123R.

Net Interest and Other Income

Net interest and other income was $0.4 million for each of the three months ended September 30, 2006 and 2005, respectively.

Income Tax Expense

We recognized income tax expense of $0.3 million for the three months ended September 30, 2006, as compared to $0.2 million for the three months ended September 30, 2005. The slight increase in income tax expense was primarily attributable to the increase in the deferred tax liability associated with tax deductible goodwill recognized in the three months ended September 30, 2006.

Comparison of the Six Months Ended September 30, 2006 and 2005

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Six Months Ended September 30,
	2006	2005

Revenue	100%	100%
Operating costs and expenses:
Cost of revenue	19%	20%
Product development	25%	27%
Sales and marketing	32%	38%
General and administrative	22%	18%
Total operating costs and expenses	99%	103%
Operating income (loss)	1%	(3)%
Interest and other income, net	2%	3%
Income (loss) before income taxes	3%	(0)%
Income tax expense	2%	2%
Net income (loss)	2%	(2)%

Revenue

Revenue decreased $1.8 million or 4% to $40.4 million for the six months ended September 30, 2006, as compared to $42.1 million for the six months ended September 30, 2005. The decrease in revenue was primarily attributable to a decrease in revenues from certain products that were de-emphasized in connection with our restructuring and product line adjustments that have occurred over the past two fiscal years.

Operating Costs and Expenses

Cost of Revenue. Cost of revenue decreased $0.6 million or 7% to $7.7 million for the six months ended September 30, 2006, as compared to $8.3 million for the six months ended September 30, 2005. As a percentage of revenue, cost of revenue decreased to 19% for the six months ended September 30, 2006, as compared to 20% for the six months ended September 30, 2005. The decrease in cost of revenue was primarily attributable to lower royalties and distribution costs.

Product Development Expenses. Product development expenses decreased $1.4 million or 12% to $10.0 million for the six months ended September 30, 2006, as compared to $11.4 million for the six months ended September 30, 2005. As a percentage of revenue, product development decreased to 25% for the six months ended September 30, 2006, as compared to 27% for the six months ended September 30, 2005. The decrease in product development expenses was primarily attributable to lower personnel expenses resulting from headcount reductions during fiscal year 2006, offset by a $0.4 million increase in share-based compensation expense recognized during the six months ended September 30, 2006 resulting from our adoption of SFAS No. 123R.

Sales and Marketing Expenses. Sales and marketing expenses decreased $2.8 million or 18% to $13.1 million for the six months ended September 30, 2006, as compared to $15.9 million for the six months ended September 30, 2005. As a percentage of revenue, sales and marketing expenses decreased to 32% for the six months ended September 30, 2006, as compared to 38% for the six months ended September 30, 2005. The decrease in sales and marketing expenses was primarily attributable to lower personnel and other sales-related expenses resulting from headcount reductions during fiscal year 2006, offset by a $0.3 million increase in share-based compensation expense recognized during the six months ended September 30, 2006 resulting from our adoption of SFAS No. 123R.

General and Administrative Expenses. General and administrative expenses increased $1.4 million or 18% to $9.1 million for the six months ended September 30, 2006, as compared to $7.7 million for the six months ended September 30, 2005. As a percentage of revenue, general and administrative expenses increased to 23% for the six months ended September 30, 2006, as compared to 18% for the six months ended September 30, 2005. The increase in general and administrative costs was primarily attributable to a $1.0 million increase in share-based compensation expense recognized during the six months ended September 30, 2006 resulting from our adoption of SFAS No. 123R and $0.5 million of outside consulting and accounting fees related to the restatement of our previously issued consolidated financial statements, which was completed in May 2006.

Net Interest and Other Income

Net interest and other income was $0.8 million for the six months ended September 30, 2006, as compared to $1.1 million for the six months ended September 30, 2005. The decrease in net interest and other income was primarily attributable to unfavorable fluctuations in the value of the U.S. dollar.

Income Tax Expense

We recognized income tax expense of $0.7 million for each of the six months ended September 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

We had cash, cash equivalents, restricted cash and marketable securities of $61.2 million as of September 30, 2006, as compared to $66.0 million as of March 31, 2006, a decrease of $4.8 million. The decrease in cash, cash equivalents, restricted cash and marketable securities during the six months ended September 30, 2006 was primarily attributable to cash used in operations of $7.8 million, offset by a $1.4 million favorable effect on cash and cash equivalents of changes in foreign currency rates and an increase in restricted cash of $1.5 million resulting from the receipt of a subtenant security deposit. Our cash used in operations on a quarterly basis is significantly impacted by changes in deferred revenue balances. Due to the seasonality of our business, deferred revenue balances generally increase significantly in the third quarter of each fiscal year as a result of higher order intake and then decline over the following three quarters as deferred revenue is recognized as revenue. A corresponding refundable deposit liability was recognized for the subtenant security deposit, which is included in lease-related liabilities, net of current portion in the accompanying condensed consolidated balance sheet as of September 30, 2006.

Net cash used in operating activities was $7.8 million for the six months ended September 30, 2006, as compared to $7.9 million for the six months ended September 30, 2005. The decrease in cash used in operating activities was primarily attributable to reduced operating expenditures.

Net cash used in investing activities was $2.0 million for the six months ended September 30, 2006, as compared to net cash provided by investing activities of $5.4 million for the six months ended September 30, 2005. Significant components of cash flows from investing activities for the six months ended September 30, 2006 included net purchases of property and equipment of $0.7 million and a net increase in our marketable securities portfolio of $1.3 million. Significant components of cash flows from investing activities for the six months ended September 30, 2005 included $2.2 million of net purchases of property and equipment and a net decrease in our marketable securities portfolio of $7.6 million.

Net cash provided by financing activities was $0.6 million for the six months ended September 30, 2006, compared to $0.5 million for the six months ended September 30, 2005. Cash flows from financing activities for the six months ended September 30, 2006 and 2005 consisted solely of proceeds from the issuance of our common stock under employee stock plans.

We have funded our activities to date primarily through the sales of software licenses and related services and the issuance of equity securities.

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

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that, although the remediation actions set forth below had been initiated as of September 30, 2006, these remediation actions had not been in operation for a sufficient period of time and had not yet been tested. Therefore, the identified material weaknesses in our internal control over financial reporting had not been fully remediated and, as a result, our disclosure controls and procedures were not considered to be effective as of September 30, 2006. Notwithstanding the material weaknesses described above, management believes that the consolidated financial statements included in this Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

In fiscal year 2007, in order to remediate the identified material weaknesses in our internal control over financial reporting, we initiated the following remediation actions:

(1)       We hired three senior-level accounting employees in March and April 2006 who have significant expertise in financial controls and the application of generally accepted accounting principles relevant to our business, including software revenue recognition.

(2)       We designed a program of additional training regarding our revenue recognition policies intended to ensure all relevant personnel involved in software revenue recognition transactions understand and apply applicable generally accepted accounting principles, and have set an annual minimum training requirement.

(3)       We implemented an enhanced quarterly financial statement close, review and reporting process to include additional levels of analysis and review.

Notwithstanding the initiation of these remediation actions, the identified material weaknesses in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, are tested and our management concludes that the new controls are operating effectively.

Except as described above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, those controls.

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

•               difficulties in staffing foreign subsidiary or joint venture operations; and

•               potentially adverse tax consequences.

Our success depends, in part, on our ability to anticipate and address these risks. There can be no assurance that we will do so effectively or that these or other factors relating to our international operations will not adversely affect our business or operating results.

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

Certain Risks Related To Our Financial Performance

We have a history of losses and our future profitability is uncertain. While we attained net income for the six months ended September 30, 2006, we generated net losses for the years ended March 31, 2006 and 2005 and December 31, 2003, and the three months ended March 31, 2004. Continuing net losses may limit our ability to fund our operations and we may not generate income from operations in the future. Our future profitability depends upon many factors, including several that are beyond our control. These factors include without limitation:

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

Our quarterly operating results, particularly our quarterly cash flows, will fluctuate. Quarterly operating results may fluctuate as a result of a number of factors including lengthy sales cycles, market acceptance of new products and upgrades, timing of new product introductions, changes in pricing policies, changes in general economic and competitive conditions, and the timing and integration of acquisitions. We may also experience fluctuations in quarterly operating results due to general and industry specific economic conditions that may affect the research and development expenditures of pharmaceutical and biotechnology companies. In particular, we historically received approximately 40% of our annual orders in the fiscal quarter ended December 31. As a result, our cash flows from operations generally are positive in the fiscal quarter ended March 31, and we generally experience negative cash flows from operations in the other three fiscal quarters. Due to the possibility of fluctuations in our revenue and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Changes in the accounting treatment of employee stock-based compensation has and will continue to adversely affect our results of operations. In December 2004, the FASB issued SFAS No. 123R, which revises SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R requires that employee stock-based compensation is measured based on the grant-date fair value of the related employee equity award and is treated as an expense that is reflected in the financial statements over the related service period. SFAS No. 123R applies to all employee equity awards granted after adoption and to the unvested portion of employee equity awards outstanding as of adoption. We adopted SFAS No. 123R using the modified-prospective method on April 1, 2006. As a result of the adoption of SFAS No. 123R, we recognized a charge against our earnings of $1.3 million and $2.3 million for the three and six months ended September 30, 2006. We anticipate that the continued application of the accounting provisions of SFAS No. 123R will adversely impact on our future reported results of operations.

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

Since the determination regarding our material weaknesses, we have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting. In particular, as described elsewhere in this Report, we have recruited a number of qualified individuals to assist in maintaining adequate internal controls, we have initiated a revenue recognition training program and we have implemented an enhanced quarterly and annual financial statement close, review and reporting process. Notwithstanding the implementation of these remediation initiatives, the identified material weaknesses in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, are tested and our management concludes that the new controls are operating effectively. Because the remediation initiatives are not yet fully implemented, our principal executive officer and principal financial officer concluded that the identified material weaknesses in our internal control over financial reporting had not been fully remediated and, therefore, our disclosure controls and procedures were not effective as of September 30, 2006.

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

We may be required to indemnify PDD, or may not be able to collect on indemnification rights from PDD. On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of the spin-off, we agreed to indemnify the indebtedness, liabilities and obligations of PDD. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under the existing New Jersey laboratory and headquarters leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be as significant as the remaining future minimum lease payments, which totaled approximately $23 million as of September 30, 2006. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any failure by PDD to satisfy its obligations and any required payment by us could have a material adverse effect on our business.

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

As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares. As of October 13, 2006, the top ten institutional holders of our common stock held approximately 53% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

Item 4. Submission of Matters to a Vote of Security Holders

On August 4, 2006, we held our Annual Meeting of Stockholders at which the stockholders approved all of the proposals listed below:

(1)            The election of Mark J. Emkjer and Christopher J. Steffen to the Board of Directors, in each case to serve for a three-year term to expire at the 2009 Annual Meeting of Stockholders.

(2)            The selection of Ernst & Young LLP as our independent public accountants for the fiscal year ending March 31, 2007.

The following directors received the number of votes set opposite their respective names:

		Votes Against
	For Election	or Withheld
Mark J. Emkjer	23,772,228	90,581
Christopher J. Steffen	22,730,377	1,132,142

The proposal to select Ernst & Young LLP as our independent public accountants received 22,873,901 affirmative votes (for the selection), 709,439 negative votes (against the selection), and 279,469 votes abstained.

Kenneth L. Coleman and Ricardo B. Levy, Ph.D., continued in office as members of the Board of Directors, with their terms expiring at the 2007 Annual Meeting of Stockholders. Gary E. Costley, Ph.D., also continued in office as a member of the Board of Directors, with his term expiring at the 2008 Annual Meeting of Stockholders.

Item 5. Other Information

On October 26, 2006, we entered into substantially identical employment agreements (each, an  “Employment Agreement”) with the following of our executives:

Name	Title	Base Salary	Target Bonus %

Rick E. Russo	Senior Vice President and Chief Financial Officer	$250,000	50%
Richard C.G. Murphy	Senior Vice President, Worldwide Sales and Services	250,000	60%
David R. Mersten	Senior Vice President, General Counsel and Secretary	240,000	40%
Frank K. Brown, Ph.D.	Vice President and Chief Science Officer	240,000	40%
R. William Taylor	Vice President, Marketing and Corporate Development	240,000	40%
Nicholas Austin	Vice President, Research and Development	240,000	40%
Judith Ohrn-Hicks	Vice President, Human Resources	205,000	40%
Kathy C. Hollister	Vice President, Worldwide Client Services	205,000	40%

Pursuant to each respective Employment Agreement, each executive will continue to receive such executive’s annual base salary as set forth in the table above, which amount is subject to annual review by the Human Resources Committee of the Board of Directors, and will continue to be entitled to participate in our management incentive plan, which will allow such executive to receive an incentive bonus in an amount up to the percentage of such executive’s annual base salary set forth in the table above for each year such executive remains employed with us, subject to the criteria set forth in the management incentive plan,.

We may terminate each Employment Agreement upon two years notice. Such notice may be given to the applicable executive commencing twelve months after execution of such executive’s Employment Agreement. However, even during the term of each Employment Agreement, each executive’s employment with us will be at-will, meaning that either we or such executive may terminate the employment relationship at any time. If an executive’s employment with us is terminated by us during the term without “cause” or by the executive for “good reason” (each as defined in each Employment Agreement), such executive will be entitled to receive, subject to such executive’s continued compliance with certain non-

competition, non-solictation and non-disparagement provisions contained in such executive’s Employment Agreement, severance payments and benefits consisting of: (1) an amount equal to such executive’s then-current base salary, payable in equal monthly installments over twelve months following the date of termination; (2) a pro-rated amount equal to the incentive bonus that such executive would otherwise have been entitled to receive under the management incentive plan for the then-current fiscal year, payable as a lump sum; (3) an amount equal to such executive’s then-current target bonus amount under the management incentive plan, payable in equal monthly installments over a period of twelve months following the date of termination; and (4) reimbursements for COBRA payments made under our medical and dental insurance plans for a period of up to twelve months following the date of termination.

In addition, if an executive’s employment with us is terminated within the period commencing two months prior to, and extending eighteen months following, the occurrence of a “change of control” (as defined in each Employment Agreement) which takes place during the term of the applicable Employment Agreement, such executive will be entitled to receive, subject to such executive’s continued compliance with certain non-competition, non-solictation and non-disparagement provisions contained in such executive’s Employment Agreement, severance payments and benefits consisting of: (1) an amount equal to twice the amount of such executive’s then-current base salary, payable in equal monthly installments over a period of one year following the date of termination; (2) a pro-rated amount equal to the incentive bonus that such executive would otherwise have been entitled to receive under the management incentive plan for the then-current fiscal year, payable as a lump sum; (3) an amount equal to twice the amount of such executive’s then-current target bonus amount under the management incentive plan, payable in equal monthly installments over a period of one year following the date of termination; and (4) reimbursements for COBRA payments made under our medical and dental insurance plans for a period of up to one year following the date of termination. In addition, all stock awards issued to such executive pursuant to our stock incentive plans will automatically accelerate and become vested in full as of the date of termination.

The timing of  severance payments and benefits under the Employment Agreement may be deferred to avoid incurring additional taxes and penalties pursuant to Section 409A of the Internal Revenue Code of 1986 (the “Code”). Payments are generally subject certain gross-up provisions in the event that they are characterized as “excess parachute payments” within the meaning of Section 280G of the Code.

The foregoing description of is intended only as a summary of the material terms of each Employment Agreement and is qualified in its entirety by reference to the full form of Employment Agreement attached as Exhibit 10.5 of this Report.

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

10.2	Letter of Employment, dated September 1, 2006, between Accelrys, Inc. and Rick E. Russo (incorporated by reference to Exhibit 99.1 to Accelrys, Inc.’s Form 8-K dated September 6, 2006)
10.3	Letter of Employment, dated September 6, 2006, between Accelrys, Inc. and Frank K. Brown, Ph.D. (incorporated by reference to Exhibit 99.3 to Accelrys, Inc.’s Form 8-K dated September 28, 2006)
10.4

Second Amendment to Employment Agreement, dated September 26, 2006, between Accelrys, Inc. and Mathew Hahn, Ph.D. (incorporated by reference to Exhibit 99.2 to Accelrys, Inc.’s Form 8-K dated September 28, 2006)

10.5*	Form of Employment Agreement between Accelrys, Inc. and certain of its executives
31.1*	Section 302 Certification of the Principal Executive Officer
31.2*	Section 302 Certification of the Principal Financial Officer
32.1*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

*  Filed herewith

SIGNATURE

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELRYS, INC.

By:	/s/ RICK E. RUSSO
Rick E. Russo
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Chief Financial Officer)

Date: October 27, 2006