Form 10-Q
period 2006-12-31
ACCELRYS, INC.
filed 2007-02-02
CIK 1002388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of January 12, 2007 was 26,472,890, net of treasury shares.

ACCELRYS, INC.
FORM 10-Q — QUARTERLY REPORT
For The Quarterly Period Ended December 31, 2006
Table of Contents

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Accelrys, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2006	March 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,604	$24,656
Marketable securities	35,194	34,733
Trade receivables, net of allowance for doubtful accounts of $207 and $351 as of December 31, 2006 and March 31, 2006, respectively	27,418	17,289
Prepaid expenses and other current assets	3,646	3,438
Total current assets	82,862	80,116
Restricted cash	8,171	6,633
Property and equipment, net	6,682	7,860
Goodwill	42,663	42,663
Intangible assets, net	7,519	8,671
Other assets	745	812
Total assets	$148,642	$146,755
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,077	$1,676
Accrued liabilities	6,925	4,939
Accrued compensation and benefits	7,745	7,009
Current portion of accrued restructuring charges	714	2,936
Current portion of deferred revenue	52,917	51,710
Total current liabilities	69,378	68,270
Deferred revenue, net of current portion	2,557	9,559
Accrued restructuring charges, net of current portion	1,425	1,338
Lease-related liabilities, net of current portion	6,605	4,380

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 40,000 shares authorized; 27,109 and 26,856 shares issued at December 31, 2006 and March 31, 2006, respectively	3	3
Additional paid-in capital	258,271	254,224
Deferred stock-based compensation	—	(522)
Lease guarantee	(588)	(635)
Treasury stock; 644 shares at each of December 31, 2006 and March 31, 2006, respectively	(8,340)	(8,340)
Accumulated deficit	(181,631)	(181,156)
Accumulated other comprehensive income (loss)	962	(366)
Total stockholders’ equity	68,677	63,208
Total liabilities and stockholders’ equity	$148,642	$146,755

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005

Revenue	$20,684	$20,433	$61,066	$62,572
Operating costs and expenses:
Cost of revenue	4,526	4,361	12,248	12,669
Product development	4,697	4,952	14,739	16,374
Sales and marketing	8,616	8,675	21,720	24,560
General and administrative	4,077	3,612	13,168	11,304
Restructuring charges (recoveries)	252	—	247	(4)
Total operating costs and expenses	22,168	21,600	62,122	64,903
Operating loss	(1,484)	(1,167)	(1,056)	(2,331)
Interest and other income, net	601	530	1,444	1,630
Income (loss) before taxes	(883)	(637)	388	(701)
Income tax expense (benefit)	198	(70)	863	611
Net loss	$(1,081)	$(567)	$(475)	$(1,312)

Basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.02)	$(0.05)
Weighted average shares used to compute basic and diluted net loss per share	26,387	26,143	26,297	26,090

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.
Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(475)	$(1,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,295	2,931
Amortization of acquired intangible assets	1,152	1,314
Share-based compensation	3,344	775
Other	1,152	1,020
Changes in operating assets and liabilities:
Trade receivables	(9,294)	(18,311)
Prepaid expenses and other current assets	(54)	2,378
Restricted cash and other assets	(1,200)	(377)
Accounts payable	(663)	(675)
Accrued liabilities	1,091	(2,864)
Deferred revenue	(7,264)	4,526
Net cash used in operating activities	(9,916)	(10,595)
Cash flows from investing activities:
Purchases of property and equipment, net	(847)	(2,555)
Purchases of marketable securities	(24,580)	(5,377)
Proceeds from sales and maturities of marketable securities	24,391	13,102
Net cash provided by (used in) investing activities	(1,036)	5,170
Cash flows from financing activities:
Proceeds from issuance of common stock	1,230	857
Net cash provided by financing activities	1,230	857
Exchange rate effect on cash and cash equivalents	1,670	(944)
Decrease in cash and cash equivalents	(8,052)	(5,562)
Cash and cash equivalents at beginning of period	24,656	21,256
Cash and cash equivalents at end of period	$16,604	$15,694

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.
Notes to Condensed Consolidated Financial Statements

1.                       Basis of Presentation and Significant Accounting Policies

Financial Statement Preparation

The condensed consolidated financial statements as of December 31, 2006, and for the three and nine months ended December 31, 2006 and 2005 are unaudited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented.

Our business is subject to seasonal variations.  Historically, we have received approximately two-thirds of our annual customer orders in the second half of our fiscal year. In accordance with our revenue recognition policies, the revenue associated with these orders is generally recognized over the contractual license term. Therefore, because we accrue sales commissions and royalties upon the invoicing of customer orders, we have historically experienced an increase in operating costs and expenses during the second half of our fiscal year with only a minimal corresponding incremental increase in revenue. Additionally, our cash flows from operations have historically been positive in the fiscal quarter ended March 31 as we collect the accounts receivable generated from these customer orders, while we have historically experienced negative cash flows from operations in the other three fiscal quarters. As a result of these seasonal variations, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and that the interim financial results for the periods presented in this quarterly report are not necessarily indicative of results for a full year or for any subsequent interim period.

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

Customer billings generated in connection with our revenue-generating activities are intitially recorded as deferred revenue. We then recognize the revenue from these customer billings as set forth below and when all of the following criteria are met:

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

Software Licenses

We license software either perpetually or on a term basis. Our standard perpetual software licensing arrangements include twelve months of bundled PCS, while our standard term-based software licensing arrangements typically include PCS for the full duration of the term license. Because we do not have vendor specific objective evidence (“VSOE”) of the fair value of these elements, we recognize as revenue the entire fee for all software licenses ratably over the term of the bundled PCS. Certain of our term-based licenses also allow the customer to substitute purchased products for other products of equal value throughout the term. We account for these arrangements as in-substance subscriptions and, accordingly, we recognize as revenue the entire fee for licenses ratably over the contractual term of the arrangement, which is typically the same as the term of the bundled PCS.

Renewal of PCS under Perpetual Software Licenses

Our PCS includes the right to receive unspecified upgrades or enhancements and technical support. Fees from customer renewals of PCS related to previously purchased perpetual licenses are recognized ratably over the term of the PCS.

Training, Installation and Implementation Services

We provide certain services to our customers, including product training, non-complex product installation and non-complex implementation services which are non-essential to the operation of the software. When sold separately, revenue from these services is generally recognized as the services are delivered according to the contractual terms. Amounts billed but not yet recognized as revenue, and other payments received prior to recognition of revenue, are recorded as deferred revenue.

Multi-Element Arrangements

For multi-element arrangements which include software licenses, PCS and non-complex training, installation and implementation services which are non-essential to the operation of the software, the entire fee for such arrangements is recognized as revenue ratably over the term of the PCS or delivery of the services, whichever is longer.

Software Development Costs

We account for costs incurred to develop our software products in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed. Accordingly, costs incurred in the research and development of new software products and significant enhancements to existing software products are expensed as incurred, until the technological feasibility of the product has been established. Technological feasibility occurs shortly before our software products are available for general release, and we have determined that costs eligible for capitalization are not material. Accordingly, there were no capitalized software development costs as of December 31, 2006 and March 31, 2006.

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

New and Recently Adopted Accounting Standards

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Specifically, SAB No. 108 states that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the impact, if any, SAB No. 108 will have on our results of operations and financial position.

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

Potentially dilutive common share equivalents that were excluded from the basic and diluted net loss per share calculations as their effect would be anti-dilutive totaled approximately 3.7 million shares and 3.8 million shares for the three and nine months ended December 31, 2006, respectively, and 2.6 million shares and 3.7 million shares for the three and nine months ended December 31, 2005, respectively.

3.                       Share-Based Payments

Share-Based Compensation Plans

On August 2, 2005, our stockholders approved the Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan authorizes the grant of equity awards to purchase the number of shares of our common stock equal to the sum of (i) 1,900,000 shares and (ii) the number of shares of common stock underlying any stock awards granted under certain prior share-based compensation plans that expire or are cancelled or forfeited without having been exercised in full or that are repurchased by us. Potential types of equity awards that may be granted under the 2004 Plan to our officers, directors, employees and consultants include stock options, restricted stock awards, common stock awards, stock appreciation rights, performance awards and deferred stock units. Pursuant to the 2004 Plan, any shares of common stock that are awarded under the 2004 Plan as restricted stock awards, common stock awards, performance awards or deferred stock units (but not as stock options or stock appreciation rights) are counted against the maximum number of shares of common stock available for issuance under the 2004 Plan based on a 1.15-to-1 ratio. The terms and conditions of specific awards are set at the discretion of our board of directors although generally awards vest over not more than five years, expire no later than ten years from the date of grant and do not have exercise prices less than the fair market value of the underlying common stock on the date of grant. At December 31, 2006, approximately 1,813,000 shares of our common stock remain available for issuance pursuant to awards granted under the 2004 Plan.

On August 2, 2005, our stockholders also approved the 2005 Employee Stock Purchase Plan (the “ESPP”), under which we have reserved 1,000,000 shares of our common stock for issuance. Under the ESPP, employees may defer up to 10% of their base salary to purchase shares of our common stock. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable offering period or the applicable purchase date. To date, we have issued 69,000 shares under the ESPP and 931,000 shares remain available for future issuance under the ESPP as of December 31, 2006.

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

Share-Based Award Activity

Our stock options generally vest over four years and have a contractual term of 10 years.  A summary of stock option activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(In thousands, except per share amounts and years)
Outstanding at April 1, 2006	4,306	$9.78
Granted	1,055	6.97
Exercised	(186)	4.67
Expired/Forfeited	(1,352)	14.39
Outstanding at December 31, 2006	3,823	7.65	$611	7.3
Exercisable at December 31, 2006	2,193	8.20	$451	6.0

The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2006 was based on the closing price of our common stock on December 29, 2006 of $6.01 per share. The total intrinsic value of stock options exercised during the nine months ended December 31, 2006 was $0.4 million and the total cash received from the exercise of stock options during the nine months ended December 31, 2006 was $0.9 million.

In fiscal year 2007, we granted RSUs under the 2004 Plan that vest annually over three years and, once vested, do not expire. Upon vesting of an RSU, employees are issued an equivalent number of shares of our common stock. A summary of RSU activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands, except per share amounts)
Unvested at April 1, 2006	—	$—
Granted	481	6.73
Vested	—	—
Forfeited	(29)	6.97
Unvested at December 31, 2006	452	$6.72

We also have remaining unvested restricted stock awards of approximately 8,000 shares as of December 31, 2006 that were granted under a prior plan. These restricted stock awards vest annually over three years and, once vested, do not expire. Upon vesting of a restricted stock award, the company’s right to repurchase the underlying shares expires.

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

The fair value of stock options and ESPP purchase rights granted during the nine months ended December 31, 2006 and

2005 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended December 31. 2006
	Stock Options	ESPP Purchase Rights
Expected volatility	60%	60%
Risk-free interest rate	4.9%	5.1%
Expected option life in years	5.0	0.5
Expected dividend yield	0%	0%
Weighted average per share grant date fair value	$3.89	$2.18

	Nine Months Ended December 31, 2005
	Stock Options	ESPP Purchase Rights
Expected volatility	66%	69%
Risk-free interest rate	4.1%	3.7%
Expected option life in years	4.0	0.5
Expected dividend yield	0%	0%
Weighted average per share grant date fair value	$3.08	$1.23

The fair value of RSUs and restricted stock awards is based on the market price of our common stock on the date of grant.

Share-Based Compensation Expense

The estimated fair value of our share-based awards is recognized as a charge against income on a straight-line basis over the requisite service period, which is the shorter of the vesting period of the award or the period until the participant becomes eligible for retirement. The estimated fair value of share-based awards granted to retirement-eligible participants is recognized as a charge against income immediately upon grant. Total share-based compensation expense recognized in our condensed consolidated statements of operations for the three and nine months ended December 31, 2006 and 2005 was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005

Cost of revenue	$90	$8	$245	$23
Product development	236	181	977	544
Sales and marketing	211	17	590	52
General and administrative	467	2	1,532	23
Total share-based compensation expense	$1,004	$208	$3,344	$642

Share-based compensation expense recognized in the three and nine months ended December 31, 2006 reflects our adoption of SFAS No. 123R effective April 1, 2006 using the modified prospective transition method. Share-based compensation expense recognized in the three and nine months ended December 31, 2005 relates to share-based awards granted in prior periods accounted for under the provisions of APB No. 25. No share-based compensation expense was capitalized in the periods presented. At December 31, 2006, the gross amount of unrecognized share-based compensation expense relating to unvested share-based awards was approximately $8.2 million, which we anticipate recognizing as a charge against income over a weighted average period of 1.43 years.

Pro Forma Information Under SFAS No. 123 For Periods Prior to April 1, 2006

The following table illustrates the effect on net loss and loss per share for the three and nine months ended December 31, 2005 if we had applied the fair value recognition provisions of SFAS No. 123 to our employee stock awards. For purposes of the SFAS No. 123 pro forma disclosures, the estimated fair value of employee stock awards has been charged against income over the related vesting period of the award on a straight-line basis.

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
	(In thousands, except per share amounts)
Net loss, as reported	$(567)	$(1,312)
Add: Stock-based employee compensation expense included in net loss, as reported	209	643
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards	(996)	(4,290)
Pro forma net loss	$(1,354)	$(4,959)
Net loss per share:
Basic and diluted - as reported	$(0.02)	$(0.05)
Basic and diluted - pro forma	$(0.05)	$(0.19)

4.                       Comprehensive Income (Loss)

For the three and nine months ended December 31, 2006 and 2005, comprehensive income (loss) consists of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(In thousands)
Net loss	$(1,081)	$(567)	$(475)	$(1,312)
Foreign currency translation adjustment	61	(171)	915	(831)
Unrealized gain on marketable securities	118	21	413	63
Total comprehensive income (loss)	(902)	(717)	853	(2,080)

5.                       Segment Information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, our operations have been aggregated into one reportable segment given the similarities of economic characteristics between the operations and the common nature of the products, services and customers.

6.                       Guarantees

Guarantee of Lease Obligation of Others

On April 30, 2004, we spun-off our drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. (“PDD”), into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. In connection with this spin-off, the landlords of the New Jersey facilities which were used by our PDD operations consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $23 million as of December 31, 2006. In accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair market value of the guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. At each of December 31, 2006 and March 31, 2006, the liability for our guarantee of the lease obligation was $0.6 million.

Other Guarantees and Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of December 31, 2006.

7.                       Restructuring Activities

The following summarizes the changes in our accrued restructuring charges liability:

	Severance and Related Costs	Lease Obligation Exit and Facility Closure Costs	Total
	(In thousands)
Balance at December 31, 2002	$544	$1,731	$2,275
Cash payments	(449)	(281)	(730)
Liability adjustments	(95)	(289)	(384)
Balance at December 31, 2003	—	1,161	1,161
Restructuring charges	2,813	—	2,813
Cash payments	(2,197)	(65)	(2,262)
Balance at March 31, 2004	616	1,096	1,712
Restructuring charges	1,358	3,956	5,314
Cash payments	(907)	(1,342)	(2,249)
Liability adjustments	—	(167)	(167)
Effect of foreign exchange	—	(17)	(17)
Balance at March 31, 2005	1,067	3,526	4,593
Restructuring charges	1,766	1,412	3,178
Cash payments	(1,745)	(1,662)	(3,407)
Effect of foreign exchange	(23)	(67)	(90)
Balance at March 31, 2006	1,065	3,209	4,274
Restructuring charges	397	—	397
Cash payments	(1,135)	(1,678)	(2,813)
Liability adjustments	—	(101)	(101)
Effect of foreign exchange	85	297	382
Balance at December 31, 2006	$412	$1,727	$2,139

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

During fiscal year 2005, as a result of the relocation of our corporate headquarters, we recorded a lease abandonment charge of $3.6 million representing the future lease obligations, net of estimated future sublease income. Our lease obligation for this facility terminated in the third quarter of fiscal year 2007.

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

In March 2006, we implemented various actions designed to realign our resources with our portfolio of products and services, eliminate redundancies in our workforce and streamline our operations through workforce reductions and abandoning a portion of a leased facility in the United Kingdom. As a result of the implementation of these actions, in March 2006, we recognized a charge of $3.2 million, consisting of $1.8 million in severance benefits from the termination of approximately 50 employees and $1.4 million for our future lease obligations related to the abandoned facility, net of estimated future sublease income. In fiscal year 2007, we recognized a charge of $0.2 million for estimated additional severance benefits to be paid to certain employees terminated under the original restructuring plan and associated legal expenses. We anticipate completing the workforce reductions and payment of severance benefits in fiscal year 2007. The lease obligation for the abandoned facility terminates in fiscal year 2016.

In December 2006, we commenced the implementation of a restructuring plan pursuant to which we will be closing our research and development facility in Bangalore, India.  The restructuring plan was undertaken as a result of the substantial completion of our product modernization and integration efforts, and will result in the termination of approximately 60 research and development employees in Bangalore.  As a result of the implementation of the restructuring plan, in the third quarter of fiscal year 2007 we recognized a charge of $0.2 million for the postemployment benefits guaranteed to each affected employee under Indian labor law in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits.  We estimate that we will incur between $0.5 and $0.7 million in additional restructuring charges in the fourth quarter of fiscal year 2007, the majority of which will be cash expenditures.  We anticipate these actions to be substantially completed in the fourth quarter of fiscal year 2007.

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

Our Marketplace

Historically, we have primarily sold molecular modeling and simulation software. The market for molecular modeling and simulation products in the pharmaceutical and biotechnology industries is challenging due to the maturity of the market, industry consolidation, reduction in the level of discovery research activity, and increased competition, including competition from open source software. We also sell modeling and simulation products to the chemical, petrochemical and materials industries. We believe these industries are in the early stages of adoption of these technologies. Thus we believe the market for our products within these industries is nascent and has experienced modest growth over the past several years. On September 27, 2004, we acquired all of the outstanding common shares of SciTegic, Inc., a leading provider of workflow software solutions for the scientific research market.  Following the acquisition of SciTegic, we began to offer data-pipelining and workflow software. This technology is widely applicable within our target industries and represents a significant growth opportunity. There is currently limited competition to this technology in our targeted industries, and we are experiencing strong adoption rates within our customer base.

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

Critical Accounting Policies

The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. There have been  no significant changes in our critical accounting policies and estimates from March 31, 2006, other than as described below.

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

Results of Operations

Historically, we have received approximately two-thirds of our annual customer orders in the second half of our fiscal year. In accordance with our revenue recognition policies, the revenue associated with these orders is generally recognized over the contractual license term. Therefore, because we accrue sales commissions and royalties upon the invoicing of customer orders, we have historically experienced an increase in operating costs and expenses during the second half of our fiscal year with only a minimal corresponding incremental increase in revenue. As a result of these seasonal variations, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and that the interim financial results for the periods presented in this Report are not necessarily indicative of results for a full year or for any subsequent interim period.

Comparison of the Three Months Ended December 31, 2006 and 2005

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Three Months Ended December 31,
	2006	2005

Revenue	100%	100%
Operating costs and expenses:
Cost of revenue	22%	21%
Product development	23%	24%
Sales and marketing	42%	43%
General and administrative	20%	18%
Restructuring charges	1%	0%
Total operating costs and expenses	107%	106%
Operating loss	(7)%	(6)%
Interest and other income, net	3%	3%
Loss before income taxes	(4)%	(3)%
Income tax expense	1%	0%
Net loss	(5)%	(3)%

Revenue

Revenue increased  1% to $20.7 million for the three months ended December 31, 2006, as compared to $20.4 million for the three months ended December 31, 2005. The increase in revenue was primarily attributable to continued growth in our scientific operating platform product line, offset by reduced sales of certain legacy products that were deemphasized in connection with our restructuring and product line adjustments that have occurred over the past two fiscal years.

Operating Costs and Expenses

Cost of Revenue. Cost of revenue increased 4% to $4.5 million for the three months ended December 31, 2006, as compared to $4.4 million for the three months ended December 31, 2005. As a percentage of revenue, cost of revenue increased to 22% for the three months ended December 31, 2006, as compared to 21% for the three months ended December 31, 2005.  The increase in cost of revenue was primarily attributable to higher royalties due to the mix of products sold and a $0.1 million increase in share-based compensation expense resulting from our adoption of SFAS No. 123R.

Product Development Expenses. Product development expenses decreased 5% to $4.7 million for the three months ended December 31, 2006, as compared to $5.0 million for the three months ended December 31, 2005. As a percentage of revenue, product development decreased to 23% for the three months ended December 31, 2006, as compared to 24% for the three months ended December 31, 2005. The decrease in product development expenses was primarily attributable to lower personnel expenses resulting from headcount reductions during fiscal year 2006, offset by a $0.1 million increase in share-based compensation expense resulting from our adoption of SFAS No. 123R.

Sales and Marketing Expenses. Sales and marketing expenses decreased 1% to $8.6 million for the three months ended December 31, 2006, as compared to $8.7 million for the three months ended December 31, 2005. As a percentage of revenue, sales and marketing expenses decreased to 42% for the three months ended December 31, 2006, as compared to 43% for the three months ended December 31, 2005. The decrease in sales and marketing expenses was primarily attributable to lower personnel and other sales-related expenses resulting from headcount reductions during fiscal year 2006, offset by a $0.2 million increase in share-based compensation expense resulting from our adoption of SFAS No. 123R.

General and Administrative Expenses. General and administrative expenses increased 13% to $4.1 million for the three months ended December 31, 2006, as compared to $3.6 million for the three months ended December 31, 2005. As a percentage of revenue, general and administrative expenses increased to 20% for the three months ended December 31, 2006, as compared to 18% for the three months ended December 31, 2005. The increase in general and administrative costs was primarily attributable to a $0.5 million increase in share-based compensation expense resulting from our adoption of SFAS No. 123R and a $0.2 million incentive compensation accrual reversal in the third quarter of fiscal year 2006, offset by $0.2 million of outside consulting and accounting fees which were incurred during the third quarter of fiscal year 2006 in relation to the restatement of our previously issued consolidated financial statements.

Restructuring charges. We incurred restructuring charges of $0.2 million for the three months ended December 31, 2006 primarily resulting from the closure of our research and development facility in Bangalore, India and the related termination of approximately 60 employees.

Net Interest and Other Income

Net interest and other income was $0.6 million for the three months ended December 31, 2006, as compared to $0.5 million for the three months ended December 31, 2005. The increase in net interest and other income was primarily attributable to  higher cash and marketable securities balances during the three months ended December 31, 2006, offset by unfavorable fluctuations in the value of the U.S. dollar.

Income Tax Expense

We recognized income tax expense of $0.2 million for the three months ended December 31, 2006, as compared to an income tax benefit of $0.1 million for the three months ended December 31, 2005. The increase in income tax expense was primarily attributable to the increase in the deferred tax liability associated with tax deductible goodwill and indefinite-lived intangible assets recognized in the three months ended December 31, 2006.

Comparison of the Nine Months Ended December 31, 2006 and 2005

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Nine Months Ended December 31,
	2006	2005

Revenue	100%	100%
Operating costs and expenses:
Cost of revenue	20%	20%
Product development	24%	26%
Sales and marketing	36%	39%
General and administrative	22%	18%
Restructuring charges (recoveries)	0%	(0)%
Total operating costs and expenses	102%	104%
Operating loss	(2)%	(4)%
Interest and other income, net	2%	3%
Income (loss) before income taxes	1%	(1)%
Income tax expense	1%	1%
Net loss	(1)%	(2)%

Revenue

Revenue decreased 2% to $61.1 million for the nine months ended December 31, 2006, as compared to $62.6 million for the nine months ended December 31, 2005. The decrease in revenue was primarily attributable to a decrease in revenues from certain products that were de-emphasized in connection with our restructuring and product line adjustments that have occurred over the past two fiscal years.

Operating Costs and Expenses

Cost of Revenue. Cost of revenue decreased 3% to $12.2 million for the nine months ended December 31, 2006, as compared to $12.7 million for the nine months ended December 31, 2005. As a percentage of revenue, cost of revenue was consistent at 20% for each of the nine months ended December 31, 2006 and 2005. The decrease in cost of revenue was primarily attributable to lower distribution costs, offset by a $0.2 million increase in share-based compensation expense resulting from our adoption of SFAS No. 123R.

Product Development Expenses. Product development expenses decreased 10% to $14.7 million for the nine months ended December 31, 2006, as compared to $16.4 million for the nine months ended December 31, 2005. As a percentage of revenue, product development decreased to 24% for the nine months ended December 31, 2006, as compared to 26% for the nine months ended December 31, 2005. The decrease in product development expenses was primarily attributable to lower personnel expenses resulting from headcount reductions during fiscal year 2006, offset by a $0.4 million increase in share-based compensation expense resulting from our adoption of SFAS No. 123R.

Sales and Marketing Expenses. Sales and marketing expenses decreased 12% to $21.7 million for the nine months ended December 31, 2006, as compared to $24.6 million for the nine months ended December 31, 2005. As a percentage of revenue, sales and marketing expenses decreased to 36% for the nine months ended December 31, 2006, as compared to 39% for the nine months ended December 31, 2005. The decrease in sales and marketing expenses was primarily attributable to lower personnel and other sales-related expenses resulting from headcount reductions during fiscal year 2006, offset by a $0.5 million increase in share-based compensation expense resulting from our adoption of SFAS No. 123R.

General and Administrative Expenses. General and administrative expenses increased 17% to $13.2 million for the nine months ended December 31, 2006, as compared to $11.3 million for the nine months ended December 31, 2005. As a percentage of revenue, general and administrative expenses increased to 22% for the nine months ended December 31, 2006, as compared to 18% for the nine months ended December 31, 2005. The increase in general and administrative costs was primarily attributable to a $1.5 million increase in share-based compensation expense resulting from our adoption of SFAS No. 123R and a $0.3 million increase in outside consulting and accounting fees related to the restatement of our previously issued consolidated financial statements.

Restructuring charges. We incurred restructuring charges of $0.2 million for the nine months ended December 31, 2006 primarily resulting from the closure of our research and development facility in Bangalore, India and the related termination of approximately 60 employees.

Net Interest and Other Income

Net interest and other income was $1.4 million for the nine months ended December 31, 2006, as compared to $1.6 million for the nine months ended December 31, 2005. The decrease in net interest and other income was primarily attributable to unfavorable fluctuations in the value of the U.S. dollar, offset by higher cash and marketable securities balances during the nine months ended December 31, 2006.

Income Tax Expense

We recognized income tax expense of $0.9 million for the nine months ended December 31, 2006, as compared to $0.6 million for the nine months ended December 31, 2005.  The increase in income tax expense was primarily attributable to the increase in the deferred tax liability associated with tax deductible goodwill and indefinite-lived intangible assets recognized in the nine months ended December 31, 2006.

Liquidity and Capital Resources

We had cash, cash equivalents, restricted cash and marketable securities of $60.0 million as of December 31, 2006, as compared to $66.0 million as of March 31, 2006, a decrease of $6.0 million. The decrease in cash, cash equivalents, restricted cash and marketable securities during the nine months ended December 31, 2006 was primarily attributable to cash used in operations of $9.9 million, offset by a $1.7 million favorable effect on cash and cash equivalents of changes in foreign currency rates, $1.2 million in proceeds from the issuance of our common stock under employee stock plans, and an increase in restricted cash of $1.5 million resulting from the receipt of a subtenant security deposit. Our operating cash flows on a quarterly basis are significantly impacted by changes in accounts receivable balances. Due to the seasonality of our business, accounts receivable balances have historically increased significantly in the third quarter of each fiscal year as a result of higher order intake. The collection of these accounts receivable balances has historically resulted in positive cash flows from operations in the fourth quarter of each fiscal year, while we have historically experienced negative cash flows from operations in the other three fiscal quarters.

Net cash used in operating activities was $9.9 million for the nine months ended December 31, 2006, as compared to $10.6 million for the nine months ended December 31, 2005. The decrease in cash used in operating activities was primarily attributable to reduced operating expenditures.

Net cash used in investing activities was $1.0 million for the nine months ended December 31, 2006, as compared to net cash provided by investing activities of $5.2 million for the nine months ended December 31, 2005. Significant components of cash flows from investing activities for the nine months ended December 31, 2006 included net purchases of property and equipment of $0.8 million and a net increase in our marketable securities portfolio of $0.2 million. Significant components of cash flows from investing activities for the nine months ended December 31, 2005 included $2.6 million of net purchases of property and equipment and a net decrease in our marketable securities portfolio of $7.7 million.

Net cash provided by financing activities was $1.2 million for the nine months ended December 31, 2006, compared to $0.9 million for the nine months ended December 31, 2005. Cash flows from financing activities for the nine months ended December 31, 2006 and 2005 consisted solely of proceeds from the issuance of our common stock under employee stock plans.

In December 2006, we commenced the implementation of a restructuring plan pursuant to which we will be closing our research and development facility in Bangalore, India.  The restructuring plan was undertaken as a result of the substantial completion of our product modernization and integration efforts, and will result in the termination of approximately 60 research and development employees in Bangalore.  As a result of the implementation of the restructuring plan, in the third quarter of fiscal year 2007 we recognized a charge of $0.2 million for the postemployment benefits guaranteed to each affected employee under Indian labor law in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits.  We estimate that we will incur between $0.5 and $0.7 million in additional restructuring charges in the fourth quarter of fiscal year 2007, the majority of which will be cash expenditures.  We anticipate these actions to be substantially completed in the fourth quarter of fiscal year 2007.  While we anticipate near term savings in research and development expenses as a result of the closure of the Bangalore facility, we may reinvest such savings in other research and development opportunities in fiscal year 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Our exposures to market risk have not changed materially since March 31, 2006.

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

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that, although the remediation actions set forth below had been initiated as of December 31, 2006, these remediation actions had not been in operation for a sufficient period of time and had not yet been tested. Therefore, the identified material weaknesses in our internal control over financial reporting had not been fully remediated and, as a result, our disclosure controls and procedures were not considered to be effective as of December 31, 2006. Notwithstanding the material weaknesses described above, management believes that the consolidated financial statements included in this Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Except as described above, there were no changes in our internal control over financial reporting during the three months ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, those controls.

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

We face strong competition in the scientific software sector. The market for our products is competitive. We currently face competition from other scientific software providers, larger technology and solutions companies, in-house development by our customers, as well as academic and government institutions and the open source community.

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

We are subject to pricing pressures in the markets we serve. We operate in a competitive marketplace which has led to significant pricing pressure and declines in average selling price over the past several years. In response to competition and general adverse economic conditions in the markets we serve, we may be required to modify our pricing practices. Changes in our pricing model could lead to a decline or delay in revenue as our sales force and customers adjust to the new pricing policies. This development may adversely affect our revenue and earnings.

Our operations may be interrupted by the occurrence of a natural disaster or other catastrophic event at our primary facilities. Our research and development operations and administrative functions are primarily conducted at our facilities in San Diego, California, and Cambridge, United Kingdom. We also conduct sales and customer support activities at our facilities in Burlington, Massachusetts, Paris, France, and Tokyo, Japan. Although we have contingency plans in effect for natural disasters or other catastrophic events, catastrophic events could still disrupt our operations. For example, our San Diego and Tokyo facilities are located in areas that are particularly susceptible to earthquakes. Any natural disaster or catastrophic event in our facilities or the areas in which they are located could have a significant negative impact on our operations.

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

We are subject to risks associated with the operation of a global business.Our non-U.S. operations are subject to risks inherent in the conduct of international business, including:

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

In order to improve our financial position, we have reduced our headcount, which could negatively impact our business. We have undergone several reductions-in-force over the past few years, and our workforce has declined. While we believe we have sufficient staff to operate our business, we do not have duplicative or redundant resources in many of our functions or operations. As a result, there can be no assurance that further attrition will not impact our ability to operate our business, or adversely impact our revenues.

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

In addition to the foregoing, as described in greater detail elsewhere in this Report and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, we concluded that our internal control over financial reporting was not effective as of March 31, 2006. In particular, in connection with the restatement of our previously issued financial statements, management identified certain control deficiencies that represented material weaknesses in our internal control over financial reporting. These material weaknesses, which principally arose due to our lack of a sufficient number of employees with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles relevant to our business, were at least partially responsible for our need to restate our previously issued consolidated financial statements. In order to remediate the identified material weaknesses in our internal control over financial reporting, we implemented certain actions, including the hiring of three senior-level accounting employees in March and April 2006 who have significant expertise in financial controls and the application of generally accepted accounting principles relevant to our business, including software revenue recognition. However, one or more of these qualified recruits or existing personnel could leave our employ within the foreseeable future. If not timely and adequately addressed, the loss of any of these individuals could impair our ability to maintain effective internal control over financial reporting and thereby cause a material adverse effect on our business.

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

Certain Risks Related To Our Financial Performance

We have a history of losses and our future profitability is uncertain.We generated net losses for the nine months ended December 31, 2006 and for the years ended March 31, 2006 and 2005 and December 31, 2003, and the three months ended March 31, 2004. Continuing net losses may limit our ability to fund our operations and we may not generate income from operations in the future. Our future profitability depends upon many factors, including several that are beyond our control. These factors include without limitation:

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

Our quarterly operating results, particularly our quarterly cash flows, will fluctuate. Quarterly operating results may fluctuate as a result of a number of factors including lengthy sales cycles, market acceptance of new products and upgrades, timing of new product introductions, changes in pricing policies, changes in general economic and competitive conditions, and the timing and integration of acquisitions. We may also experience fluctuations in quarterly operating results due to general and industry specific economic conditions that may affect the research and development expenditures of pharmaceutical and biotechnology companies. In particular, historically we have received approximately two-thirds of our annual customer orders in the second half of our fiscal year. In accordance with our revenue recognition policies, the revenue associated with these orders is generally recognized over the contractual license term. Therefore, because we accrue sales commissions and royalties upon the receipt of customer orders, we generally experience an increase in operating costs and expenses during the second half of our fiscal year with only a minimal corresponding incremental increase in revenue. Additionally, our cash flows from operations have historically been positive in the fiscal quarter ended March 31 as we collect the accounts receivable generated from these customer orders, while we have historically experienced negative cash flows from operations in the other three fiscal quarters. As a result of these seasonal variations, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and that the interim financial results for the periods presented in this Report are not necessarily indicative of results for a full year or for any subsequent interim period.

Changes in the accounting treatment of employee stock-based compensation has and will continue to adversely affect our results of operations.In December 2004, the FASB issued SFAS No. 123R, which revises SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R requires that employee stock-based compensation is measured based on the grant-date fair value of the related employee equity award and is treated as an expense that is reflected in the financial statements over the related service period. SFAS No. 123R applies to all employee equity awards granted after adoption and to the unvested portion of employee equity awards outstanding as of adoption. We adopted SFAS No. 123R using the modified-prospective method on April 1, 2006. As a result of the adoption of SFAS No. 123R, we recognized a charge against our earnings of $1.0 million and $3.3 million for the three and nine months ended December 31, 2006. We anticipate that the continued application of the accounting provisions of SFAS No. 123R will adversely impact on our future reported results of operations.

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

As described in greater detail elsewhere in this Report and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, in connection with the restatement process, we identified certain control deficiencies that represented material weaknesses in our internal control over financial reporting. These material weaknesses generally relate to our historical lack of a sufficient number of employees with appropriate levels of accounting knowledge, experience and training in the application of generally accepted accounting principles relevant to our business. Given these material weaknesses, our principal executive officer and principal financial officer concluded that we did not maintain effective internal control over financial reporting as of March 31, 2006.

Since the determination regarding our material weaknesses, we have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting. In particular, as described elsewhere in this Report, we have recruited a number of qualified individuals to assist in maintaining adequate internal controls, we have initiated a revenue recognition training program and we have implemented an enhanced quarterly and annual financial statement close, review and reporting process. Notwithstanding the implementation of these remediation initiatives, the identified material weaknesses in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, are tested and our management concludes that the new controls are operating effectively. Because the remediation initiatives are not yet fully implemented, our principal executive officer and principal financial officer concluded that the identified material weaknesses in our internal control over financial reporting had not been fully remediated and, therefore, our disclosure controls and procedures were not effective as of December 31, 2006.

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

We may be required to indemnify PDD, or may not be able to collect on indemnification rights from PDD. On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of the spin-off, we agreed to indemnify the indebtedness, liabilities and obligations of PDD. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under the existing New Jersey laboratory and headquarters leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be as significant as the remaining future minimum lease payments, which totaled approximately $23 million as of December 31, 2006. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any failure by PDD to satisfy its obligations and any required payment by us could have a material adverse effect on our business.

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

As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares. As of January 12, 2007, the top ten institutional holders of our common stock held approximately 53% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

Anti-takeover provisions under the Delaware General Corporation Law, provisions in our certificate of incorporation and bylaws, our stockholder rights plan and the employment agreements with our executives may render more difficult the accomplishment of mergers or the assumption of control by a principal stockholder, making more difficult the removal of management. Certain provisions of the Delaware General Corporation Law may delay or deter attempts to secure control of our company without the consent of our management. Also, our governing documents provide for a staggered board of directors, which will make it more difficult for a potential acquirer to gain control of our board of directors. Our stockholder rights plan is triggered upon commencement or announcement of a hostile tender offer or when any one person or group acquires 15% or more of our common stock. The rights plan, once triggered, enables our stockholders (other than the stockholder responsible for triggering the rights plan) to purchase our common stock at reduced prices. In 2006, we entered into substantially identical employment agreements with our executives. These employment agreements contain provisions whereby if an executive’s employment with us is terminated upon the occurrence of a change of control, the executive will be entitled to receive certain severance payments and benefits.

These provisions of our governing documents, stockholder rights plan and employment agreements with our executives, and of Delaware law, could have the effect of delaying, deferring or preventing a change of control, including without limitation a proxy contest, making more difficult the acquisition of a substantial block of our common stock. The provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. Further, the existence of these anti-takeover measures may cause potential bidders to look elsewhere, rather than initiating acquisition discussions with us.

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

We may be subject to claims of infringement by third parties.A number of patents may have been issued or may be issued in the future that could cover certain aspects of our technology or functionality of our products and could prevent us from using technology that we use or expect to use, or making or selling certain of our products. In addition, to the extent our employees are involved in research areas similar to those areas in which they were involved at their former employers, we may inadvertently use or disclose alleged trade secrets or other proprietary information of their former employer. Thus, our products may infringe patent or other intellectual property rights of third parties, and we may be subject to infringement claims by third parties. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such licenses may not be available on terms acceptable to us, if at all. In the event of a successful claim of product infringement against us, our failure or inability to license or design around the infringed technology could have a material adverse effect on our business, financial condition and results of operations.

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

Item 5. Other Information

On February 1, 2007, we amended the employment agreement with Nicholas Austin, our Vice President, Research and Development, to reflect the fact that Mr. Austin has relocated to Cambridge, United Kingdom and Mr. Austin’s employment has transferred to our United Kingdom subsidiary, Accelrys Limited.  Mr. Austin’s base salary and target bonus percentage are unchanged, although now paid in British pounds.  The foregoing description is intended only as a summary of the material terms of the amendment to Mr. Austin’s employment agreement and is qualified in its entirety by reference to the full amendment attached as Exhibit 10.2 of this Report.

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

10.1	Form of Employment Agreement between Accelrys, Inc. and certain of its executives (incorporated by reference to Exhibit 10.5 to Accelrys, Inc.’s Form 10-Q for the quarter ended September 30, 2006)
10.2*	Amendment to Employment Agreement, dated February 1, 2007, between Accelrys, Inc. and Nicholas Austin
31.1*	Section 302 Certification of the Principal Executive Officer
31.2*	Section 302 Certification of the Principal Financial Officer
32.1*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

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

Date: February 2, 2007