Form 10-K
period 2007-03-31
ACCELRYS, INC.
filed 2007-06-04
CIK 1002388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 0-27188

Accelrys, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0557266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10188 Telesis Court, Suite 100, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 799-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 29, 2006 was $95.5 million (based upon the September 29, 2006 closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Market). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of May 3, 2007 was 26,510,602, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year ended March 31, 2007 are incorporated by reference into this report.

The Exhibit Index (Item No. 15) lists several documents incorporated by reference.

ACCELRYS, INC.
FORM 10-K—ANNUAL REPORT
For the Fiscal Year Ended March 31, 2007
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

PART I

Item 1.         Business

Overview

We develop and commercialize scientific business intelligence software for the aggregation, mining, integration, analysis, simulation, management and interactive reporting of scientific data used by biologists, chemists, materials scientists, including nanotechnology researchers, and information technology professionals for product design and drug discovery and development. Our technology and services are designed to meet the needs of today’s leading research and development organizations. We are headquartered in San Diego, California and were incorporated in Delaware in 1993. Our company website is located at www.accelrys.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available without charge on our website as soon as reasonably practicable after being filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”).

Description of Our Industry

For companies in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries, innovation in the discovery and development of new products and the rapid, cost-effective commercialization of these products can be crucial to success. Companies in these industries invest considerable resources in technologies that suggest productive new pathways for research projects, increase the efficiency of discovery and development processes, or enable them to maximize the use of corporate scientific data, information and knowledge. One such set of technologies is software and professional services in the area of computation, analysis, informatics, workflow and knowledge management solutions. These solutions allow users to leverage the vast amounts of information stored in both corporate databases and public data sources and, when combined with predictive analysis, help these users make informed scientific and business decisions during the research and development process.

Description of Our Business

We design, develop, market, and support software based solutions that facilitate the discovery and development of new and improved products and processes in the pharmaceutical, biotechnology, chemical, petrochemical and materials industries. Using our solutions, researchers get real time access to the scientific data that allows them insights to make informed decisions, which increase the probability of success of the chosen path. The desired outcome is a reduction in product development costs and shortening the time to market for new product introductions and process improvements. Our customers include leading commercial, government and academic organizations. Many of the largest pharmaceutical, biotechnology, chemical, petroleum and semiconductor companies worldwide use our software. We market our products and services worldwide, principally through our direct sales force, augmented by the use of third-party distributors.

Business Strategy

Our objective is to be the leader in scientific business intelligence solutions and scientific innovation. We plan to accomplish this objective by providing a comprehensive set of integrated solutions, built on our industry leading scientific operating platform that are central to the enterprise-wide research and development activities of our customers.  By accomplishing our objective we will assist our customers in research and development organizations to manage data, information, knowledge, and collaborative processes.

Products and Services

The following is a brief description of each of our product lines:

Scientific Operating Platform.   In research and development intensive industries, such as pharmaceutical/biotechnology and industrial chemicals, managing the explosion of scientific data has become a top priority for line of business and IT executives. While these industries are familiar with business intelligence solutions for extracting insight and knowledge from customer data for sales and marketing teams, they have an unmet need for such a solution for their research and development teams.  Our scientific operating platform forms the basis of our scientific business intelligence and innovation offerings. Its open service oriented architecture allows users to aggregate, integrate, and mine the vast quantities of both structured and unstructured scientific data such as chemical structures, biological sequences, and complex digital images. It also filters, normalizes, and performs statistical analysis on this scientific data and provides interactive visual reports to both scientists and scientific managers. In addition, this scientific operating platform provides the underlying platform on which we have built our modeling and simulations and informatics solutions thus delivering a fully integrated experience for our customers. The openness of the platform allows our users to integrate not only Accelrys solutions, but best of breed scientific applications they have built themselves, or solutions they have acquired from academic collaborators or other commercial independent software vendors (“ISVs”).  Accelrys has built an ecosystem of scientific innovation by partnering with over 30 ISVs who build scientific and technology solutions based on this platform.

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

We continually enhance our product and service offerings for computational chemists and biologists, who are the principal users of modeling and simulation products. In addition, we plan to broaden our user base through a modernized user interface and open platform architecture to offer straightforward access to our modeling and simulation software from personal computers thereby making our products available to a much larger population of biologists, chemists and engineers. This open platform architecture also allows users to “plug and play” best of breed computational solutions from Accelrys, academia, other ISVs or solutions they have developed themselves. This also helps expert modelers to connect and communicate more effectively to the wider research organization. Further, these products assist organizations in capturing, managing, and sharing the critical knowledge developed through computer aided modeling and simulation.

Informatics Software.   We are a leading provider of software based solutions designed to capture, store, manage, and mine scientific data and information. Informatics is a well-established technology in life sciences, where bioinformatics tools are integral to genetic and biological research, and cheminformatics applications are widely used to manage chemical information.

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

Our cheminformatics software is based on standard database architectures such as Oracle® and Microsoft Access®. We provide comprehensive data visualization and analysis software components based on a services oriented architecture enabling users to search, retrieve, and use chemical structures, biological and chemical data, experimental data, and registration information. Many of these tools use industry standard software components and are compliant with applications such as Microsoft Excel®, allowing chemists to interact with chemical data within familiar productivity tools. We also use this component technology, combined with our scientific operating platform and our database architectures to build enterprise-wide systems for our clients.

Services.    The value of our software is enhanced by robust service offerings that provide a variety of options to our clients and create greater returns on their investments.

Our solutions consulting team delivers integrated scientific solutions and enhances the value of our software products by creating extensions to functionality to address a client’s specific business needs.  Our scientific operating platform is highlighted as one of the primary technologies used in these solutions.  The group delivers solutions both large and small, from software wrappers that allow customers to run their own algorithms on our scientific operating platform, to enterprise-wide life science informatics systems that integrate customers’ internal systems with software from many vendors, including Accelrys.  The group specializes in deploying systems for use by customers in all scientific domains, including cheminformatics, bioinformatics and materials science.

Our contract research services team provides solutions to clients’ proprietary business-critical scientific problems.  The world-wide client base for this service ranges from those who don’t have expert modeling resources on staff to those who have expert modelers but need to accommodate peaks in resource requirements or to fill a special skill set.  We work on a project by project basis, or provide longer term resources that are located at client sites for a year or greater.  This scientific collaboration enhances our partnerships with our clients and helps them achieve their research goals.  Our value is enhanced by the broad set of scientific domain expertise among our staff, our years of experience solving industrial “real-world” application problems, our commitment to maintaining confidentiality and to protecting our clients’ intellectual property, the accessibility we offer to the extensive Accelrys ecosystem, and all of our modeling tools.

Both internally and through our distribution channels, we offer training conducted by staff knowledgeable in both the theory and application of our products. Our implementation and training services ensure that our clients are able to quickly install our products and become expert users of our solutions.  We offer onsite training and implementation services, web-based training, and data migration services.

We are committed to providing customers with superior support, including telephone, e-mail, fax and Internet-based technical support services; training; user group conferences; and targeted contract services involving application of our technology and scientific expertise to particular research needs of customers. We believe that customer service, support and training are part of the successful adoption and utilization of our products.

Our support services give customers access to new releases, technical notes, documentation addenda and other support which enables customers to utilize our products more effectively, including access to our technical and scientific support personnel during extended business hours. Technical newsletters and bulletins about future software releases are sent to customers to keep them informed and to help them with resource allocation and scheduling. To maintain an ongoing understanding of customer requirements, we sponsor scientific symposia and user group meetings throughout the year.

Customers

Our customer base consists of commercial, governmental and academic organizations, including many of the world’s largest pharmaceutical, biotechnology, chemical, petroleum and material science companies. Our academic customers have historically used our products for academic research purposes, but we believe our products increasingly may be used as a part of formal university teaching curricula.  No single customer accounted for more than 10% of our revenue during any of the three most recently completed fiscal years.

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

Sales and Marketing

We market our products and services worldwide. Historically, we have generated approximately 55%, 25% and 20% of our revenues from the United States, Europe and the Asia/Pacific region, respectively. Please refer to Note 2 to our consolidated financial statements included elsewhere in this Report for a breakdown of revenues and long-lived assets by geographic region. Our continuing reliance on sales in international markets exposes us to risks attendant to foreign sales, as described more fully in Item 1A of this Report.

We sell our products and services through our direct sales force, telesales and, in some markets, arrangements with distributors. Our direct sales representatives focus on a defined list of customers or cover an assigned geographic territory. These direct sales representatives typically work closely with our pre-sales scientists in order to demonstrate our products and their applicability to various research and development efforts. Our telesales effort is directed at smaller sized commercial accounts and academic institutions. Our distributor relationships primarily exist in the Asia/Pacific region, specifically in Japan, China and Korea, and complement our direct sales force in those markets. Historically, we have conducted a small percentage of our business via our webstore, and we are currently enhancing our web-based sales channel.

In support of our sales activities, we participate in industry trade shows, publish our own newsletters, place advertisements in other industry publications, publish articles in industrial and scientific publications, conduct direct mail campaigns, sponsor industry conferences and seminars, and maintain a website that contains information about us and our product and service offerings.

Our products, together with the associated product literature, are generally shipped to our customers at the time of placing and processing their order. We recently initiated an electronic software distribution (“ESD”) program, which allows our customers to download our products over the World Wide Web.

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

We develop most of our products internally and, during the years ended March 31, 2007, 2006 and 2005, we incurred product development expenses totaling $18.9 million, $21.7 million, and $22.7 million, respectively. We have also licensed products or otherwise have acquired products, or portions of our products, from the open source community, as well as corporate, governmental and academic institutions. These arrangements sometimes involve joint development efforts and frequently require the payment of royalties by us. The development and royalty obligations, scope of distribution rights, duration and other terms of these arrangements vary depending on the product, the market, resource requirements, the other parties with which we contract and other factors. We intend to continue to license or otherwise acquire technology or products from third parties.

Competitors

The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our competitors offer a variety of products and services to address this market. We believe that the principal competitive factors in this market are product quality, flexibility, ease-of-use, scientific validation and performance, functionality and features, open architecture, quality of support and service, reputation and price. Competition currently comes from the following principal sources (and competitors that supply such sources listed in alphabetical order): other software packages for analysis of chemical and biological data (MDL Information Systems, IDBS); workflow and data-pipeline applications (Inforsense); desktop software applications (CambridgeSoft, Tripos), including chemical drawing applications (CambridgeSoft, MDL Information Systems), molecular modeling and analytical data simulation applications (Chemical Computing Group, OpenEye, Schrodinger, Tripos); other types of simulation software provided to engineers (Reaction Design); and firms supplying databases, such as chemical or genomic information databases (MDL Information Systems), and database management systems and information technology (MDL Information Systems, IDBS).

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also have 20 United States and foreign patents and several pending patent applications. We believe that factors such as the technological and creative skills of our personnel, new product development, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technological leadership position. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Further, there can be no assurance that our patents will offer any protection or that they will not be challenged, invalidated or circumvented.

Employees

As of March 31, 2007, we had 372 full-time employees. None of our employees are covered by collective bargaining agreements. Substantially all of our employees, other than certain of our executive officers and employees with customary employment arrangements within Europe, are at will employees, which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her at any time. We offer industry competitive wages and benefits and are committed to maintaining a workplace environment that promotes employee productivity and satisfaction. We believe our relations with our employees are good.

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

Certain Risks Related to Our Marketplace and Environment

Our revenue from the sale of modeling and simulation software to the life science discovery research marketplace, which has historically constituted a significant portion of our overall revenue, has been declining over the past several years and may continue to decline in future years.   Historically we have derived a significant portion of our revenue from the sale of modeling and simulation software to the discovery research departments in pharmaceutical and biotechnology companies. Such revenues have been declining over the past several years. We believe this decline is due to several factors, including industry consolidation, a general reduction in the level of discovery research activity by our customers, increased competition, including competition from open source software, and reductions in profit and related information technology spending by our customers. If such declines continue and we do not increase the revenue we derive from our other product and service offerings, our business could be adversely impacted.

Our ability to sustain or increase revenues will depend upon our success in entering new markets and in deriving additional revenues from our existing customers.   Our products are currently used primarily by molecular modeling and simulation specialists in discovery research organizations. Our strategy is to expand usage of our products and services by utilizing our scientific operating platform and our tools and components to leverage vast amounts of information stored in both corporate databases and public data sources in order to make informed scientific and business decisions during the research and development process.  This strategy would allow increased usage of our software and services by biologists, chemists, engineers and informaticians within our existing pharmaceutical and biotechnology customers, as well as to new customers in other industries. However, our products and services may not achieve market acceptance or penetration in targeted new departments within our customers or in new industries. As a result, we may not be able to sustain or increase revenue.

Our focus on offering scientific business intelligence solutions to both existing and new customers and markets may make it more difficult for us to sustain our revenue from the sale of modeling and simulation products to the life science discovery research marketplace.   Our strategy involves transforming our product and service offerings by utilizing our scientific operating platform and our tools and components in order to enable our customers to more effectively utilize the vast amounts of information stored in both their databases and public data sources in order to make informed scientific and business decisions during the research and development process.  This strategy is intended to lead us to new and different markets and customers, as well as increase the usage of our offerings by existing customers.  Executing this strategy will require significant management focus and utilization of resources.  Though we intend to continue to dedicate sufficient resources and management focus to our life science modeling and simulation products, it is possible that the strategy will result in loss of management focus and resources relating to these existing products and markets, thereby resulting in decreasing revenues from these markets.  If these revenues are not offset by increasing revenues from new markets and/or customers, our overall revenues will suffer.

We may be unable to develop strategic relationships with our customers.   Our strategy is to expand usage of our products and services by marketing and distributing our solutions to a broader, more diversified group of biologists, chemists, engineers and informaticians throughout our customers’ research and development organizations. A key component of our business strategy is to become a preferred provider of scientific software and solutions. Becoming a preferred vendor will require substantial re-training and new skills development within our sales and service personnel and deployment of a successful account-management sales model. We believe that developing strategic relationships with our customers may lead to additional revenue opportunities. However, there can be no assurance that any such relationships will develop or that such relationships will produce additional revenue or profit opportunities.

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

Increasing competition and increasing costs within the pharmaceutical and biotechnology industries may affect the demand for our products and services, which may affect our results of operations and financial condition.   Our pharmaceutical and biotechnology customers’ demand for our products is impacted by continued demand for their products and by our customers’ research and development costs.  Demand for our customers’ products could decline, and prices charged by our customers for their products may decline, as a result of increasing competition, including competition from companies manufacturing generic drugs.  In addition, our customers’ expenses could continue to increase as a result of increasing costs of complying with government regulations and otherwise.  A decrease in demand for our customers’ products, pricing pressures associated with the sales of these products, and additional costs associated with product development could cause our customers to reduce research and development expenditures. Because our products and services depend on such research and development expenditures, our revenues may be significantly reduced.

Health care reform and restrictions on reimbursement may affect the pharmaceutical, biotechnology and industrial chemical companies that purchase or license our products or services, which may affect our results of operations and financial condition.   The continuing efforts of government and third-party payers in the markets we serve to contain or reduce the cost of health care may reduce the profitability of pharmaceutical, biotechnology and industrial chemical companies causing them to reduce research and development expenditures. Because our products and services depend on such research and development expenditures, our revenues may be significantly reduced. We cannot predict what actions federal, state or private payers for health care goods and services may take in response to any health care reform proposals or legislation.

We face strong competition in the scientific software sector.   The market for our products is intensely competitive. We currently face competition from other scientific software providers, larger technology and solutions companies, in-house development by our customers, as well as academic and government institutions and the open source community.

Some of our competitors and potential competitors in this sector have longer operating histories than us and have greater financial, technical, marketing, research and development and other resources. Many of our competitors offer products and services directed at more specific markets than those we target, enabling these competitors to focus a greater proportion of their efforts and resources on these markets. Some offerings that compete with our products are developed and made available at lower cost by government organizations and academic institutions, and these entities may be able to devote substantial resources to product development and also offer their products to users for little or no charge. We also face competition from open source software initiatives, in which developers provide software and intellectual property free over the Internet. In addition, many of our customers spend significant internal resources in order to develop their own software.  Moreover, we intend to leverage our scientific operating platform in order to enable our customers to more effectively utilize the vast amounts of information stored in both their databases and public data sources in order to make informed scientific and business decisions during the research and development process.  This strategy could lead to competition from much larger companies which provide general data storage and management software.

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

Our insurance coverage may not be sufficient to avoid material impact on our financial position or results of operations resulting from claims or liabilities against us, and we may not be able to obtain insurance coverage in the future.   We maintain insurance coverage for protection against many risks of liability. The extent of our insurance coverage is under continuous review and is modified as we deem it necessary. Despite this insurance, it is possible that claims or liabilities against us may have a material adverse impact on our financial position or results of operations. In addition, we may not be able to obtain any insurance coverage, or adequate insurance coverage, when our existing insurance coverage expires. For example, we do not carry earthquake insurance for our facilities in Tokyo, Japan or San Diego, California, because we do not believe the costs of such insurance are reasonable in relation to the potential risk.

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

In order to improve our financial position, we have reduced our headcount, which could negatively impact our business.   We have undergone several reductions-in-force over the past several years, and our workforce has declined. While we believe we have sufficient staff to operate our business, we do not have duplicative or redundant resources in many of our functions or operations. As a result, there can be no assurance that further attrition will not impact our ability to operate our business, or adversely impact our revenues.

Failure to attract and retain skilled personnel could have a material adverse effect on us.   Our success depends in part on the continued service of key scientific, sales, business development, marketing, engineering, management and accounting personnel and our ability to identify, hire and retain additional personnel. There is intense competition for qualified personnel. Immigration laws may further restrict our ability to attract or hire qualified personnel. We may not be able to continue to attract and retain the personnel necessary for the development of our business. Failure to attract and retain key personnel could have a material adverse effect on our business, financial condition and results of operations. Further, we are highly dependent on the principal members of our technical, scientific and management staff. One or more of these key employees could retire or otherwise leave our employ within the foreseeable future, and the loss of any of these people could have a material adverse effect on our business, financial condition or results of operations. We do not intend to maintain key person life insurance on the life of any employee.

If we choose to acquire businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or to successfully integrate an acquired business or technology in a cost-effective and non-disruptive manner.   From time to time, we may choose to acquire businesses, products or technologies instead of developing them ourselves. We do not know if we will be able to complete any acquisitions, or whether we will be able to successfully integrate any acquired businesses, operate them profitably or retain their key employees. Integrating any business, product or technology we acquire could be expensive and time-consuming, disrupt our ongoing business and distract company management. In addition, in order to finance any acquisition, we may utilize our existing funds, thereby lowering the amount of funds we currently have, or might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on less than favorable terms and, in the case of equity financing, that may result in dilution to our stockholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business could suffer. In addition, under certain circumstances, amortization of assets or charges resulting from the costs of acquisitions could harm our business, financial condition, or operating results.

Certain Risks Related To Our Financial Performance

We have a history of losses and our future profitability is uncertain.   We generated net losses for the years ended March 31, 2007, 2006 and 2005. Continuing net losses may limit our ability to fund our operations and we may not generate income from operations in the future. Our future profitability depends upon many factors, including several that are beyond our control. These factors include without limitation:

•       changes in the demand for our products and services;

•       the introduction of competitive software;

•       our ability to license desirable technologies;

•       changes in the research and development budgets of our customers and potential customers;

•       our ability to successfully, cost effectively and timely develop, introduce and market new products, services and product enhancements; and

•  the acquisition of any new entities or businesses which may have a dilutive effect upon our earnings.

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

If we are unable to license software to, or collect receivables from our customers our operating results may be adversely affected.   While the majority of our current customers are well-established, large pharmaceutical customers and universities, we also provide products and services to smaller biotechnology companies. We have not experienced significant customer defaults during the past three fiscal years. Our financial success depends upon the creditworthiness and ultimate collection of amounts due from our customers, including our smaller customers with fewer financial resources. If we are not able to collect from our customers, we may be required to write-off significant accounts receivable and recognize bad debt expenses which could materially and adversely affect our operating results.

Our quarterly operating results, particularly our quarterly cash flows, may fluctuate.   Quarterly operating results may fluctuate as a result of a number of factors, including lengthy sales cycles, market acceptance of new products and upgrades, timing of new product introductions, changes in pricing policies, changes in general economic and competitive conditions, and the timing and integration of acquisitions. We may also experience fluctuations in quarterly operating results due to general and industry specific economic conditions that may affect the research and development expenditures of pharmaceutical and biotechnology companies. In particular, historically we have received approximately two-thirds of our annual customer orders in the second half of our fiscal year. In accordance with our revenue recognition policies, the revenue associated with these orders is generally recognized over the contractual license term. Therefore, because we accrue sales commissions and royalties upon the receipt of customer orders, we generally experience an increase in operating costs and expenses during the second half of our fiscal year with only a minimal corresponding incremental increase in revenue. Additionally, our cash flows from operations have historically been positive in the fiscal quarter ended March 31 as we collect the accounts receivable generated from these customer orders, while we have historically experienced negative cash flows from operations in the other three fiscal quarters. As a result of these seasonal variations, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and that our interim financial results are not necessarily indicative of results for a full year or for any subsequent interim period.

We may be required to indemnify Pharmacopeia Drug Discovery, Inc. (“PDD”), or may not be able to collect on indemnification rights from PDD.   On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of the spin-off, we agreed to indemnify the indebtedness, liabilities and obligations of PDD. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under certain facility leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be as significant as the remaining future minimum lease payments, which totaled approximately $21 million as of March 31, 2007. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any failure by PDD to satisfy its obligations and any required payment by us could have a material adverse effect on our business.

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

If we consume cash more quickly than expected, we may be unable to raise additional capital and we may be forced to curtail operations.   We anticipate that our existing capital resources will be adequate to fund our operations for at least the next twelve months. However, our capital requirements will depend on many factors, including the potential acquisition of other businesses or technologies.  If we determine that we must raise additional capital, we may attempt to do so through public or private financings involving debt or equity. However, additional capital may not be available on favorable terms, or at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

Certain Risks Related to Owning Our Stock

We expect that our stock price will fluctuate significantly, and our stockholders may not be able to resell their shares at or above their original investment price.   The stock market, historically and in recent years, has experienced significant volatility particularly with technology company stocks. The volatility of technology company stock prices often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the price of our common stock include without limitation:

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

•       the acquisition of new businesses or technologies;

These and other external factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares.   As of May 3, 2007, the top ten institutional holders of our common stock held approximately 56% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

Item 1B.                 Unresolved Staff Comments

None.

Item 2.                          Properties

The following is a summary of our principal business locations:

Location	Principal activities	Lease Ends (Fiscal Year)	Square Feet
San Diego, California, USA	Corporate headquarters, sales, customer support, marketing, product development and administration	2013	68,436
Burlington, Massachusetts, USA	Sales	2009	4,830
Cambridge, UK	Sales, customer support, marketing, product development and administration	2022	24,451
Paris, France	Sales and administration	2015	2,486
Tokyo, Japan	Sales, marketing and administration	2008	5,405
Bangalore, India	Sales	2010	1,500

Item 3.                          Legal Proceedings

We are not a party to any legal proceedings the negative outcome of which would have a material adverse effect on our business, financial condition or results of operations.

Item 4.                          Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.                          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock trades on the NASDAQ Global Market tier of The NASDAQ Stock Market under the symbol ACCL. The following table sets forth, for the periods indicated, the range of high and low sale prices per share of our common stock:

	High	Low
Year Ended March 31, 2007
First Quarter	$7.61	$6.44
Second Quarter	$7.25	$5.25
Third Quarter	$6.60	$5.51
Fourth Quarter	$6.62	$5.82
Year Ended March 31, 2006
First Quarter	$6.18	$4.73
Second Quarter	$6.84	$4.74
Third Quarter	$8.74	$6.10
Fourth Quarter	$8.09	$5.00

From the date of our initial public offering on December 5, 1995 until February 26, 2004, our stock traded under the symbol PCOP. Since February 27, 2004, our common stock has traded under the symbol ACCL.

Holders of Record

As of May 3, 2007, there were 426 holders of record of our common stock.

Dividends

No cash dividends have been paid on the common stock to date, nor do we anticipate paying dividends in the foreseeable future.

Equity Compensation Plan Information

The information required by Item 201(d) of Regulation S-K will be included in our definitive proxy statement (“Proxy Statement”) to be filed with the SEC within 120 days after our fiscal year ended March 31, 2007, and is incorporated in this Report by reference.

Comparison of Stockholder Return

The following information shall not be deemed to be “filed” with the Securities and Exchange Commission nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into a filing.

The following graph compares the five-year cumulative total return through March 31, 2007 for our common stock, which is traded under the symbol ACCL on the NASDAQ Global Market tier of The NASDAQ Stock Market, a broad market index, namely the NASDAQ U.S. Composite Index (the “NASDAQ Index”) and an industry index, namely the NASDAQ Computer and Data Processing Services Index (the “Industry Index”). This graph assumes an investment of $100 was made in both our common stock and in each index on March 31, 2002 and further assumes that all dividends were reinvested. The stock price performance on the graph is not necessarily indicative of future stock price performance.

	Accelrys, Inc.	NASDAQ Index	Industry Index
March 31, 2002	$100.00	$100.00	$100.00
March 31, 2003	65.89	73.40	72.76
March 31, 2004	151.17	108.34	92.00
March 31, 2005	44.55	109.06	97.95
March 31, 2006	54.62	128.61	115.34
March 31, 2007	47.93	133.40	125.86

Item 6.                          Selected Consolidated Financial Data

The following selected consolidated financial data have been derived from our audited consolidated financial statements. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Report. On April 1, 2004, we changed our fiscal year end from December 31 to March 31. The following table sets forth our selected consolidated financial data as of and for the years ended March 31, 2007, 2006 and 2005, the three months ended March 31, 2004, and the years ended December 31, 2003 and 2002.

	Years Ended					Three Months Ended
	March 31, 2007	March 31, 2006	March 31, 2005(1)	December 31, 2003	December 31, 2002	March 31, 2004
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$80,955	$82,001	$79,030	$86,209	$98,497	$19,359
Cost of revenue	15,498	16,029	13,268	13,529	17,887	2,406
Gross margin	65,457	65,972	65,762	72,680	80,610	16,953

Operating expenses:
Product development	18,931	21,721	22,717	22,394	23,315	5,248
Sales and marketing	30,680	33,723	37,965	38,240	41,191	9,268
General and administrative	17,342	16,060	17,290	16,637	21,586	4,434
Restructuring charges (recoveries)	1,201	3,178	5,110	(384)	4,340	5,199
Acquired in-process product development	—	—	450	—	—	—
Spin-off transaction costs	—	—	—	700	—	2,321
Total operating expenses	68,154	74,682	83,532	77,587	90,432	26,470
Operating loss from continuing operations	(2,697)	(8,710)	(17,770)	(4,907)	(9,822)	(9,517)
Interest and other income, net	1,954	1,869	1,738	4,160	3,894	921
Loss from continuing operations before income taxes	(743)	(6,841)	(16,032)	(747)	(5,928)	(8,596)
Income tax expense (benefit)	782	898	(571)	1,001	629	128
Loss from continuing operations	(1,525)	(7,739)	(15,461)	(1,748)	(6,557)	(8,724)
Loss from discontinued operations	—	—	(1,117)	(2,848)	(2,142)	(9,936)
Net loss	$(1,525)	$(7,739)	$(16,578)	$(4,596)	$(8,699)	$(18,660)

Basic and diluted loss per share amounts:
Loss from continuing operations	$(0.06)	$(0.30)	$(0.62)	$(0.07)	$(0.28)	$(0.36)
Loss from discontinued operations	—	—	(0.04)	(0.12)	(0.09)	(0.41)
Net loss	$(0.06)	$(0.30)	$(0.66)	$(0.19)	$(0.37)	$(0.77)

Weighted average shares used in computing basic and diluted loss per share amounts	26,351	26,116	25,137	23,752	23,512	24,090

	As of
	March 31, 2007	March 31, 2006	March 31, 2005(3)	March 31, 2004	December 31, 2003	December 31, 2002
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, marketable securities and restricted cash and marketable securities	$70,757	$66,022	$63,304	$141,261	$134,055	$141,071
Total assets	154,601	146,755	152,415	213,144	232,447	234,632
Total deferred revenue	56,133	61,269	58,614	53,182	66,145	68,123
Noncurrent liabilities(2)	8,342	5,718	5,131	3,770	—	8
Accumulated deficit	(182,681)	(181,156)	(173,417)	(156,839)	(138,179)	(133,583)
Total stockholders’ equity	68,990	63,208	69,596	127,501	141,873	143,575

(1)             Amounts include the results of SciTegic, Inc. from September 27, 2004, the date of the acquisition.

(2)             Noncurrent liabilities primarily consist of long-term, lease-related liabilities.

(3)           The decrease in our cash, cash equivalents, marketable securities and restricted marketable securities and total stockholders’ equity from March 31, 2004 to March 31, 2005 primarily resulted from our April 30, 2004 spin-off of PDD. In connection with the spin-off, we distributed to our stockholders a dividend of one share of PDD common stock for every two shares of our common stock and contributed to PDD $42.3 million of marketable securities and $5.4 million in cash.

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

Overview

Our Business

We develop and commercialize scientific business intelligence software for the aggregation, mining, integration, analysis, simulation, management and interactive reporting of scientific data used by biologists, chemists, materials scientists including nanotechnology researchers, and information technology professionals for product design and drug discovery and development. Our technology and services are designed to meet the needs of today’s leading research and development organizations. Our customers include leading commercial, government and academic organizations. Many of the largest pharmaceutical, biotechnology, chemical, and petroleum companies worldwide use our products. We market our products and services worldwide, principally through our direct sales force, augmented by the use of third-party distributors.

Our Marketplace

Historically, we have primarily sold molecular modeling and simulation software. The market for molecular modeling and simulation products in the pharmaceutical and biotechnology industries is challenging due to the maturity of the market, industry consolidation, reduction in the level of discovery research activity, and increased competition, including competition from open source software. We also sell modeling and simulation products to the chemical, petrochemical and materials industries. We believe these industries are in the early stages of adoption of these technologies. Thus we believe the market for our products within these industries is nascent and has experienced modest growth over the past several years. Following the acquisition of SciTegic, we began to offer data-pipelining and workflow software. This technology is widely applicable within our target industries and represents a significant growth opportunity. There is currently limited competition to this technology in our targeted industries, which is experiencing growth within our customer base.

Our Strategy

Our objective is to be the leader in scientific business intelligence solutions and scientific innovation. We plan to accomplish this objective by providing a comprehensive set of integrated solutions, built on our industry leading scientific operating platform, that are central to the enterprise-wide research and development activities of our customers. By doing this we will make it easier for research and development organizations to manage data, information, knowledge, and collaborative processes.

Our strategy for growth is to expand usage of our products and services by marketing and distributing our solutions to a broader group of users, including scientists, engineers and information technology professionals, within our existing customers, as well as to new customers in other industries.

A key enabler of this strategy is the scientific operating platform we acquired through our SciTegic acquisition. We are utilizing this technology to enable our customers to build solutions which allow them to integrate scientific software and content from across the research and development spectrum. Selling solutions is fundamentally different than our traditional sale of stand-alone modeling and simulation products. We are focused on enhancing our sales processes to emphasize solutions selling and strategic account management. We are also expanding our professional services capabilities to enable our customers to deploy these solutions.

In addition to the activities underway in our sales and service functions, we continue to focus on the componentization of our entire suite of products on our Discovery Studio and Materials Studio platforms. In fiscal year 2008, we expect to substantially complete the migration of our life sciences applications to the Discovery Studio platform with the expected launch of a new version of Discovery Studio by the end of the fiscal year.  The development, release, and timing of any new or upgraded features or functionality for our products remains at our sole discretion.

Finally, in addition to our focus on revenue growth, we continuously evaluate our personnel requirements and cost structure. Over the past several years we have significantly reduced our operating costs through workforce reductions and other cost-savings measures. We will continue our focus on cost control, as well as working capital management as we strive to improve our financial performance.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to revenue recognition, income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this Report. We have identified the following as the most critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenues in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended, SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

We generate revenue from the following primary sources:

•       software licenses,

•       provision of post-contract customer support and maintenance services on licensed software, collectively referred to as PCS, and

•       professional services.

Customer billings generated in connection with our revenue-generating activities are initially recorded as deferred revenue. We then recognize the revenue from these customer billings as set forth below and when all of the following criteria are met:

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

Software Licenses.   We license software either perpetually or on a term basis. Our standard perpetual software licensing arrangements include twelve months of bundled PCS, while our standard term-based software licensing arrangements typically include PCS for the full duration of the term license. Because we do not have vendor specific objective evidence (“VSOE”) of the fair value of these elements, we recognize as revenue the entire fee for such perpetual or term-based licenses ratably over the term of the bundled PCS. Certain of our term-based licenses also allow the customer to substitute purchased products for other products of equal value throughout the term. We account for these arrangements as in-substance subscriptions and, accordingly, we recognize as revenue the entire fee for such licenses ratably over the contractual term of the arrangement, which is typically the same as the term of the bundled PCS.

Renewal of PCS under Perpetual Software Licenses.   Our PCS includes the right to receive unspecified upgrades or enhancements and technical support. Fees from customer renewals of PCS related to previously purchased perpetual licenses are recognized ratably over the term of the PCS.

Professional Services.   We provide certain services to our customers, including non-complex product training, installation, implementation and other professional services which are non-essential to the operation of the software. When sold separately, revenue from these services is generally recognized as the services are delivered, according to the contractual terms. Amounts billed but not yet recognized as revenue, and other payments received prior to the recognition of revenue, are recorded as deferred revenue.

We also perform professional services for our customers designed to enhance the value of our software products by creating extensions to functionality to address a client’s specific business needs.  When sold separately, revenue from these services is recorded under the percentage-of-completion or completed contract method.

Multi-Element Arrangements.   For multi-element arrangements which include software licenses, PCS and non-complex training, installation, implementation and other professional services which are non-essential to the operation of the software, the entire fee for such arrangements is recognized as revenue ratably over the term of the PCS or delivery of the services, whichever is longer.  For multi-element arrangements which include software licenses, PCS, non-essential services and services that are essential to the operation of the software, the fee for such arrangements is generally deferred until the services essential to the operation of the software have been performed and the modified software has been delivered, at which point the entire fee for such arrangements is recognized as revenue ratably over the term of the PCS or delivery of the non-essential services, whichever is longer.

Software Development Costs

We account for costs incurred to develop our software products in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed. Accordingly, costs incurred in the research and development of new software products and significant enhancements to existing software products are expensed as incurred, until the technological feasibility of the product has been established. Technological feasibility occurs shortly before our software products are available for general release, and we have determined that costs eligible for capitalization are not material. Accordingly, no software development costs were capitalized as of March 31, 2007 and 2006.

Valuation of Goodwill

Our goodwill resulted from acquisitions in fiscal years 1999, 2000, 2001 and 2005. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review goodwill for impairment at least annually and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of the reporting unit to which the goodwill has been assigned below its carrying value. Examples of such events or circumstances include: a significant adverse change in legal factors or in the business climate, a significant decline in our stock price, a significant decline in our projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of a reporting unit.

Our goodwill is considered to be impaired if we determine that the carrying value of the reporting unit to which the goodwill has been assigned exceeds its estimated fair value. In the fourth quarter of fiscal year 2007, we completed our annual goodwill impairment test and concluded that our goodwill was not impaired. Based on the guidance provided by SFAS No. 142 and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, management has determined that our company consists of one reporting unit given the similarities of economic characteristics between the operations and the common nature of the products, services and customers. Because we have only one reporting unit, and we are publicly traded, we determine the fair value of the reporting unit based on our market capitalization as we believe this represents the best evidence of fair value. Our conclusion that goodwill was not impaired was based on a comparison of our net assets as of March 31, 2007 to our market capitalization.

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

Our indefinite-lived intangible asset is considered to be impaired if we determine that the carrying value of the asset exceeds its estimated fair value. In the fourth quarter of fiscal year 2007, we completed our annual indefinite-lived intangible asset impairment test and concluded that our indefinite-lived intangible asset was not impaired. We estimated the fair value of our indefinite-lived intangible asset utilizing a discounted cash flow analysis which considers the estimated future customer orders for our scientific operating platform and the associated direct and incremental selling, marketing, and product development costs. Key assumptions included in the discounted cash flow analysis include projections of future customer order growth for our scientific operating platform and developing an appropriate discount rate.

We cannot assure you that the underlying assumptions used to forecast the cash flows will materialize as estimated. For example, if our projections of future customer order growth do not materialize, the fair value of our indefinite-lived intangible asset may fall below its carrying value. Therefore, we cannot assure you that when we complete our future reviews of our indefinite-lived intangible asset for impairment that a material impairment charge will not be recorded.

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

As a result of the closure of our research and development facility in Bangalore, India in the fourth quarter of fiscal year 2007, we assessed the recoverability of the associated property and equipment and determined that a portion of the assets were not recoverable.  Accordingly, we recorded an asset impairment charge of $0.1 million in the fourth quarter of fiscal year 2007.  The asset impairment charge of $0.1 million represents the carrying value of these assets as we expect that any amount we will recover from their disposal will be negligible.

Valuation of Share-Based Awards

We adopted SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123R”), effective April 1, 2006, using the modified prospective transition method. Accordingly, beginning in the first quarter of fiscal year 2007, we recognized as a charge against income the estimated grant date fair value of share-based awards granted to employees and directors. We estimate the fair value of our share-based stock awards on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of certain input variables, as follows:

Expected Volatility. Volatility is a measure of the amount the stock price will fluctuate during the expected life of an award. We determine volatility based on our historical stock price volatility over the most recent period equivalent to the expected life of the award and the historical stock price volatilities of comparable publicly traded companies, giving consideration to company-specific events impacting historical volatility that are unlikely to occur in the future, such as the April 30, 2004 spin-off of PDD, as well as anticipated future events that may impact volatility.

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

Expected Award Life. We determine the expected life of an award by considering various relevant factors, including the vesting period and contractual term of the award, our employees’ historical exercise patterns and length of service, the expected future volatility of our stock price, tax implications of exercising an award and employee characteristics. We also consider the expected award lives of comparable publicly traded companies. For stock purchase plan purchase rights, the expected life is equal to the current offering period under the stock purchase plan.

Under SFAS No. 123R, we are also required to estimate at grant the likelihood that the award will ultimately vest (the “pre-vesting forfeiture rate”), and revise the estimate, if necessary, in future periods if the actual forfeiture rate differs. We determine the pre-vesting forfeiture rate of an award based on our historical pre-vesting award forfeiture experience, giving consideration to company-specific events impacting historical pre-vesting award forfeiture experience that are unlikely to occur in the future as well as anticipated future events that may impact forfeiture rates.

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

Despite our belief that our tax return positions are consistent with applicable tax laws, we expect that certain positions are likely to be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Significant judgment is required in evaluating our tax reserves. Our reserves are adjusted in light of changing facts and circumstances, such as the progress of our tax audits. Our income tax expense includes the impact of reserve provisions and changes to reserves that we consider appropriate, as well as related interest and penalties. Favorable resolution of such an income tax matter would be recognized as a reduction to income tax expense.

We establish a valuation allowance against our net deferred tax assets to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in the expected realization of our deferred tax assets depends on our ability to generate sufficient future taxable income. Our ability to generate enough taxable income to utilize our deferred tax assets depends on many factors, among which are our ability to deduct tax loss carryforwards against future taxable income, the effectiveness of our tax planning strategies, reversing deferred tax liabilities and any significant changes in the tax treatment received on our business combinations. Since our inception, we have provided a full valuation allowance against our net U.S. deferred tax assets as we believe it is more likely than not that we will not ultimately realize our deferred tax assets.

Results of Operations

Our results of operations include the results of operations of SciTegic from September 27, 2004, the date of the acquisition.

Comparison of the Years Ended March 31, 2007 and 2006

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Years Ended March 31,
	2007	2006

Revenue	100%	100%
Cost of revenue	19%	20%
Gross margin	81%	80%

Operating expenses:
Product development	23%	26%
Sales and marketing	38%	41%
General and administrative	21%	20%
Restructuring charges	1%	4%
Total operating expenses	84%	91%
Operating loss	(3)%	(11)%
Interest and other income, net	2%	2%
Loss before income taxes	(1)%	(8)%
Income tax expense	1%	1%
Net loss	(2)%	(9)%

Revenue

Revenue decreased 1% to $81.0 million for the year ended March 31, 2007 compared to $82.0 million for the year ended March 31, 2006. The decrease in revenue was primarily attributable to the continued growth in the Company’s scientific operating platform product line, offset by reduced sales of certain legacy products that were deemphasized in connection with the restructuring and product line adjustments that have occurred over the past two fiscal years.

Operating Costs and Expenses

Cost of Revenue.   Cost of revenue decreased 3% to $15.5 million for the year ended March 31, 2007, as compared to $16.0 million for the year ended March 31, 2006. As a percentage of revenue, cost of revenue decreased to 19% for the year ended March 31, 2007, as compared to 20% for the year ended March 31, 2006. The decrease in cost of revenue was primarily attributable to a decrease in fulfillment costs of $0.3 million driven by an increase in fiscal year 2007 of electronic software distribution to our customers.  We also incurred approximately $0.4 million less in royalty costs and distributor commissions, primarily due to a more favorable product mix, but partially impacted by a slight decrease in sales volume year over year.   Additionally, a portion of the intangible assets acquired in the SciTegic acquisition in September 2004 became fully amortized in fiscal year 2007, resulting in a year-over-year decrease in purchased intangible asset amortization of approximately $0.2 million.  These amounts were offset by a $0.3 million increase in share-based compensation expense resulting from our adoption of SFAS No. 123R.

Product Development Expenses.   Product development expenses decreased 13% to $18.9 million for the year ended March 31, 2007, as compared to $21.7 million for the year ended March 31, 2006. As a percentage of revenue, product development expenses decreased to 23% for the year ended March 31, 2007, as compared to 26% for the year ended March 31, 2006. The decrease in product development expenses was primarily attributable to lower personnel expenses of $3.0 million resulting from headcount reductions and cost control measures implemented during fiscal year 2006, and savings of $0.5 million resulting from the closure of our research and development facility in Bangalore, India in the fourth quarter of fiscal year 2007.  These amounts were offset by a $0.5 million increase in share-based compensation expense resulting from our adoption of SFAS No. 123R.

Sales and Marketing Expenses.   Sales and marketing expenses decreased 9% to $30.7 million for the year ended March 31, 2007, as compared to $33.7 million for the year ended March 31, 2006. As a percentage of revenue, sales and marketing expenses decreased to 38% for the year ended March 31, 2007, as compared to 41% for the year ended March 31, 2006. The decrease in sales and marketing expenses was primarily attributable to lower personnel and other sales-related expenses of $3.8 million resulting from headcount reductions and cost control measures implemented during fiscal year 2006, offset by a $0.7 million increase in share-based compensation expense resulting from our adoption of SFAS No. 123R.

General and Administrative Expenses.   General and administrative expenses increased 8% to $17.3 million for the year ended March 31, 2007, as compared to $16.1 million for the year ended March 31, 2006. As a percentage of revenue, general and administrative expenses increased to 21% for the year ended March 31, 2007, as compared to 20% for the year ended March 31, 2006. The increase in general and administrative costs was primarily attributable to a $1.9 million increase in share-based compensation expense resulting from our adoption of SFAS No. 123R, offset by a $0.6 million reduction in outside consulting and accounting fees related to the restatement of our previously issued consolidated financial statements.

Restructuring Charges.   Restructuring charges were $1.2 million for the year ended March 31, 2007, as compared to $3.2 million for the year ended March 31, 2006. In fiscal year 2007, as a result of the substantial completion of our product modernization and integration efforts, we implemented a restructuring plan which resulted in the closure of our research and development facility in Bangalore, India, and the termination of approximately 60 research and development employees in Bangalore.  As a result of the restructuring, we recognized a charge of $0.8 million, consisting of $0.3 million in severance benefits and $0.5 million in asset impairment and other facility closure costs.  All severance and facility closure costs have been paid as of March 31, 2007.  Additionally, in fiscal year 2007 we incurred additional lease abandonment charges of $0.1 million and $0.3 million in severance charges related to restructuring activities originated in previous periods.

In March 2006, we implemented various actions designed to realign our resources with our portfolio of products and services, eliminate redundancies in our workforce and streamline our operations through workforce reductions and abandoning a portion of a leased facility in the United Kingdom. As a result of the implementation of these actions, we recognized a charge of $3.2 million, consisting of $1.8 million in severance benefits from the termination of approximately 50 employees and $1.4 million for our future lease obligations related to the abandoned facility, net of estimated future sublease income. We anticipate completing the payment of the severance benefits in the first quarter of fiscal year 2008. The lease obligation for the abandoned facility terminates in fiscal year 2016.

Net Interest and Other Income

Net interest and other income was $2.0 million for the year ended March 31, 2007, as compared to $1.9 million for the year ended March 31, 2006. Net interest and other income was favorably impacted by higher cash, cash equivalents and marketable securities balances during fiscal year 2007, offset by unfavorable fluctuations in the value of the U.S. dollar.

Income Tax Expense

Income tax expense was $0.8 million for the year ended March 31, 2007, as compared to $0.9 million for the year ended March 31, 2006. The decrease in income tax expense was primarily attributable to timing differences in the deductibility of certain expenses for foreign income tax purposes.

Comparison of the Years Ended March 31, 2006 and 2005

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Years Ended March 31,
	2006	2005

Revenue	100%	100%
Cost of revenue	20%	17%
Gross margin	80%	83%

Operating expenses:
Product development	26%	29%
Sales and marketing	41%	48%
General and administrative	20%	22%
Restructuring charges	4%	6%
Acquired in-process product development	—%	1%
Total operating expenses	91%	106%
Operating loss	(11)%	(22)%
Interest and other income, net	2%	2%
Loss before income taxes	(8)%	(20)%
Income tax expense (benefit)	1%	(1)%
Loss from continuing operations	(9)%	(20)%
Loss from discontinued operations	—%	(1)%
Net loss	(9)%	(21)%

Revenue

Revenue increased 4% to $82.0 million for the year ended March 31, 2006, compared to $79.0 million for the year ended March 31, 2005. The increase in revenue was primarily attributable to the additive effect of a full year of revenue recognized by our SciTegic subsidiary included in fiscal year 2006, as compared to SciTegic revenues from the date of the acquisition included in fiscal year 2005, offset by continued declines in sales of certain legacy products.

Operating Costs and Expenses

Cost of Revenue.   Cost of revenue increased 21% to $16.0 million for the year ended March 31, 2006, as compared to $13.3 million for the year ended March 31, 2005. As a percentage of revenue, cost of revenue increased to 20% for the year ended March 31, 2006, as compared to 17% for the year ended March 31, 2005. The increase in cost of revenue was primarily attributable to a $1.8 million increase in client services costs resulting from an increase in personnel as we transition to more of a solutions-based sales model that includes software and scientific services and a $0.6 million increase in intangible asset amortization resulting from a full year of amortization of the intangible assets resulting from the acquisition of SciTegic in September 2004.

Product Development Expenses.   Product development expenses decreased 4% to $21.7 million for the year ended March 31, 2006, as compared to $22.7 million for the year ended March 31, 2005. As a percentage of revenue, product development expenses decreased to 26% for the year ended March 31, 2006, as compared to 29% for the year ended March 31, 2005. The decrease in product development expenses was primarily attributable to lower personnel expenses resulting from headcount reductions and cost control measures implemented during fiscal year 2006.

Sales and Marketing Expenses.   Sales and marketing expenses decreased 11% to $33.7 million for the year ended March 31, 2006, as compared to $38.0 million for the year ended March 31, 2005. As a percentage of revenue, sales and marketing expenses decreased to 41% for the year ended March 31, 2006, as compared to 48%

for the year ended March 31, 2005. The decrease in sales and marketing expenses was primarily attributable to lower personnel expenses resulting from headcount reductions and cost control measures implemented during fiscal year 2006 as we took measures to improve the efficiency of our salesforce.

General and Administrative Expenses.   General and administrative expenses decreased 7% to $16.1 million for the year ended March 31, 2006, as compared to $17.3 million for the year ended March 31, 2005. As a percentage of revenue, general and administrative expenses decreased to 20% for the year ended March 31, 2006, as compared to 22% for the year ended March 31, 2005. The decrease in general and administrative expenses was primarily attributable to lower personnel expenses resulting from headcount reductions during fiscal year 2006, a $0.2 million decrease in outside legal fees, a $0.3 million decrease in outside consulting fees related to compliance with Section 404 of Sarbanes-Oxley resulting from efficiencies gained in the second year of compliance and a $0.4 million decrease in bad debt expense, offset by $1.1 million of outside consulting and accounting fees incurred during fiscal year 2006 related to the restatement of our previously issued consolidated financial statements.

Restructuring Charges.   Restructuring charges were $3.2 million for the year ended March 31, 2006, as compared to $5.1 million for the year ended March 31, 2005. In March 2006, we implemented various actions designed to realign our resources with our portfolio of products and services, eliminate redundancies in our workforce and streamline our operations through workforce reductions and abandoning a portion of a leased facility in the United Kingdom. As a result of the implementation of these actions, we recognized a charge of $3.2 million, consisting of $1.8 million in severance benefits from the termination of approximately 50 employees and $1.4 million for our future lease obligations related to the abandoned facility, net of estimated future sublease income.

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

Income Tax Expense (Benefit)

We recognized income tax expense of $0.9 million for the year ended March 31, 2006, as compared to an income tax benefit of $(0.6) million for the year ended March 31, 2005. The income tax expense recognized for fiscal year 2006 results from taxable income generated by certain of our foreign operations. The income tax benefit recognized for fiscal year 2005 was primarily attributable to a $0.9 million income tax benefit related to a refund of taxes previously withheld in Japan and the release of a $1.0 million income tax reserve related to a transfer-pricing matter, offset by income tax expense resulting from taxable income generated by certain of our foreign operations.

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

Liquidity and Capital Resources

We had cash, cash equivalents, marketable securities, and restricted cash and marketable securities of $70.8 million as of March 31, 2007, as compared to $66.0 million as of March 31, 2006, an increase of $4.8 million. Significant components of this increase include cash provided by operations of $0.2 million, an increase in restricted cash and marketable securities of $1.6 million resulting from the receipt of a subtenant security deposit, proceeds from the sale of common stock of $1.5 million and a $2.1 million favorable effect on cash and cash equivalents of changes in foreign currency rates, offset by net purchases of property and equipment of $0.9 million.

Net cash provided by operating activities was $0.2 million for the year ended March 31, 2007, as compared to $5.8 million for the year ended March 31, 2006. The reduction in cash flows from operating activities was primarily attributable to a decrease in deferred revenue, driven in part by the prepayment in fiscal year 2006 by a significant customer of future software license fees of approximately $3.0 million.

Net cash provided by investing activities was $4.8 million for the year ended March 31, 2007, as compared to net cash used in investing activities of $2.1 million for the year ended March 31, 2006. Significant components of cash flows from investing activities for the year ended March 31, 2007 included net purchases of property and equipment of $0.9 million and a net decrease in our marketable securities portfolio of $5.8 million. Significant components of cash flows from investing activities for the year ended March 31, 2006 included net purchases of property and equipment of $3.0 million and a net decrease in our marketable securities portfolio of $0.9 million.

Net cash provided by financing activities was $1.5 million for the year ended March 31, 2007, as compared to $0.9 million for the year ended March 31, 2006. Cash flows from financing activities for the years ended March 31, 2007 and 2006 consist entirely of proceeds from the issuance of our common stock under our employee stock plans.

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

At March 31, 2007, our wholly-owned Japanese subsidiary, Accelrys, K.K., recognized an income tax reserve and associated deferred tax asset of $4.8 million for revenue recognized for Japanese income tax purposes in advance of being recognized for book purposes as a result of the change in our revenue recognition policy in connection with the restatement of our previously issued consolidated financial statements. Because this timing difference is temporary, it had no net impact on income tax expense recognized in fiscal year 2007. Management is currently assessing potential alternative tax return positions that are consistent with Japanese tax law and would reduce our income tax obligation in Japan.

Contractual Obligations

Our long-term contractual obligations as of March 31, 2007 are as follows (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Operating leases, net of subleases	$39,548	$3,912	$7,223	$7,777	$20,636
Minimum royalty payments(1)	3,080	434	697	569	1,380
Total	$42,628	$4,346	$7,920	$8,346	$22,016

(1)                                 For purposes of the contractual obligations table, we have included indefinite-lived contractual minimum royalty payments due in the ten fiscal years following fiscal year 2007.

We are obligated to pay royalties for licenses to enhance and market certain software used in connection with our product offerings. In addition to the contractual minimum royalties included in the table above, we have several royalty agreements that are long term or perpetual in nature with royalty obligations that are generally based on a percentage of revenues derived from certain software license sales and associated sales of PCS. The royalty agreements require quarterly payments and generally do not limit the maximum royalties owed. During the years ended March 31, 2007, 2006 and 2005, we incurred royalty expenses of $2.7 million, $3.0 million, and $2.8 million, respectively. Our future annual royalty obligations will vary based on the volume and mix of our product sales and, as a result, may increase in the future.

On April 30, 2004, relating to the spin-off of PDD, the landlords of our New Jersey facilities, which were used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $21 million as of March 31, 2007. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair market value of the guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. At each of March 31, 2007 and 2006, the liability for our guarantee of the lease obligation was $0.6 million.

Off-Balance Sheet Arrangements and Related Party Transactions

As of March 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

New Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 also amends certain provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  We do not expect our adoption of SFAS No. 159 in fiscal year 2009 to have a material impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements. The principles apply under accounting pronouncements which require measurement of fair value and do not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. We do not expect our adoption of SFAS No. 157 in fiscal year 2008 to have a material impact on our results of operations or financial position.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Specifically, SAB No. 108 states that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Our adoption of SAB No. 108 in fiscal year 2007 did not have a material affect on our results of operations or financial position.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48, which is effective for fiscal years beginning after December 15, 2006, addresses the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN No. 48 expands the disclosure requirements concerning unrecognized tax benefits as well as any significant changes that may occur in the next twelve months associated with such unrecognized tax benefits. We will adopt the provisions of FIN No. 48 in the first quarter of fiscal year 2008. We are currently evaluating the impact, if any, FIN No. 48 will have on our results of operations or financial position.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk

In addition to our U.S. operations, we have operations in Europe and the Asia/Pacific region. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates, particularly fluctuations in the pound sterling, euro and yen exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in currency exchange rates. Both realized and unrealized gains or losses on the value of these receivables and payables, along with the settlement of certain intercompany transactions, are included in the determination of net income. We analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. We do not currently have hedging contracts in effect since exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our software license agreements are denominated in U.S. dollars.

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

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Accelrys, Inc.

We have audited the accompanying consolidated balance sheets of Accelrys, Inc. as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three year period ended March 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accelrys, Inc. at March 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Accelrys, Inc. changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on April 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Accelrys, Inc.’s internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 1, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
June 1, 2007

Accelrys, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$33,247	$24,656
Marketable securities	29,322	34,733
Trade receivables, net of allowance for doubtful accounts of $213 and $351 as of March 31, 2007 and 2006, respectively	18,617	17,289
Prepaid expenses, deferred tax asset and other current assets	8,652	3,438
Total current assets	89,838	80,116
Restricted cash and marketable securities	8,188	6,633
Property and equipment, net	6,049	7,860
Goodwill	42,663	42,663
Purchased intangible assets, net	7,138	8,671
Other assets	725	812
Total assets	$154,601	$146,755

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,199	$1,676
Accrued liabilities	10,911	4,701
Accrued compensation and benefits	8,353	7,009
Current portion of accrued restructuring charges	673	2,936
Current portion of deferred revenue	53,218	51,710
Total current liabilities	74,354	68,032
Deferred revenue, net of current portion	2,915	9,559
Deferred tax liability	505	238
Accrued restructuring charges, net of current portion	1,371	1,338
Lease-related liabilities, net of current portion	6,466	4,380
Stockholders’ equity:
Preferred stock, $.0001 par value; 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 40,000 shares authorized; 27,155 and 26,856 shares issued and outstanding at March 31, 2007 and 2006, respectively	3	3
Additional paid-in capital	259,435	254,224
Deferred compensation	—	(522)
Lease guarantee	(572)	(635)
Treasury stock; 644 shares at March 31, 2007 and 2006	(8,340)	(8,340)
Accumulated deficit	(182,681)	(181,156)
Accumulated other comprehensive income (loss)	1,145	(366)
Total stockholders’ equity	68,990	63,208
Total liabilities and stockholders’ equity	$154,601	$146,755

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended March 31,
	2007	2006	2005

Revenue	$80,955	$82,001	$79,030
Cost of revenue	15,498	16,029	13,268
Gross margin	65,457	65,972	65,762

Operating expenses:
Product development	18,931	21,721	22,717
Sales and marketing	30,680	33,723	37,965
General and administrative	17,342	16,060	17,290
Restructuring charges, including $101 asset impairment charge for the year ended March 31, 2007	1,201	3,178	5,110
Acquired in-process product development	—	—	450
Total operating expenses	68,154	74,682	83,532
Operating loss from continuing operations	(2,697)	(8,710)	(17,770)
Interest and other income, net	1,954	1,869	1,738
Loss from continuing operations before taxes	(743)	(6,841)	(16,032)
Income tax expense (benefit)	782	898	(571)
Loss from continuing operations	(1,525)	(7,739)	(15,461)
Loss from discontinued operations	—	—	(1,117)
Net loss	$(1,525)	$(7,739)	$(16,578)

Basic and diluted loss per share amounts:
Loss from continuing operations	$(0.06)	$(0.30)	$(0.62)
Loss from discontinued operations	—	—	(0.04)
Net loss per share	$(0.06)	$(0.30)	$(0.66)

Weighted averaged shares used to compute basic and diluted loss per share amounts	26,351	26,116	25,137

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.
Consolidated Statements of Stockholders’s Equity
(In thousands)

									Accumulated
									Other
			Additional						Comprehensive	Total
	Common Stock		Paid-In	Deferred	Lease	Treasury Stock		Accumulated	Income	Stockholders’
	Shares	Amount	Capital	Compensation	Guarantee	Shares	Amount	Deficit	(Loss)	Equity
Balance at March 31, 2004	24,949	2	291,977	(861)	—	644	(8,340)	(156,839)	1,562	127,501
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(16,578)	—	(16,578)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	115	115
Unrealized loss on marketable securities	—	—	—	—	—	—	—		(1,487)	(1,487)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(17,950)
Lease guarantee	—	—	—	—	(756)	—	—	—	—	(756)
Change in value of lease guarantee	—	—	—	—	58	—	—	—	—	58
Amortization of deferred stock-based compensation related to restricted stock	—	—	—	253	—	—	—	—	—	253
Spin-off of PDD	—	—	(49,750)	335	—	—	—	—	—	(49,415)
Issuance of common stock in SciTegic acquisition	1,374	1	8,749	—	—	—	—	—	—	8,750
Issuance of below market stock options to SciTegic employees	—	—	—	(249)	—	—	—	—	—	(249)
Amortization of deferred stock-based compensation related to below market stock options issued to SciTegic employees	—	—	—	48	—	—	—	—	—	48
Issuance of common stock earn-out to SciTegic	—	—	—	(1,326)	—	—	—	—	—	(1,326)
Amortization of deferred stock-based compensation related to common stock earn-out to SciTegic	—	—	—	331	—	—	—	—	—	331
Non-cash stock-based compensation expense	—	—	57	—	—	—	—	—	—	57
Retirement of restricted stock	(4)	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	237	—	1,682	—	—	—	—	—	—	1,682
Issuance of common stock for 401(K) plan matching contribution	87	—	612	—	—	—	—	—	—	612
Balance at March 31, 2005	26,643	3	253,327	(1,469)	(698)	644	(8,340)	(173,417)	190	69,596
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(7,739)	—	(7,739)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(783)	(784)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	227	228
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(8,295)
Change in value of lease guarantee	—	—	—	—	63	—	—	—	—	63
Amortization of deferred stock-based compensation related to restricted stock	—	—	—	97	—	—	—	—	—	97
Amortization of deferred stock-based compensation related to common stock earn-out and below market options to SciTegic	—	—	—	756	—	—	—	—	—	756
Retirement of restricted stock	(6)	—	(94)	94	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	193	—	857	—	—	—	—	—	—	857
Issuance of common stock for 401(K) plan matching contribution	26	—	134	—	—	—	—	—	—	134
Balance at March 31, 2006	26,856	$3	$254,224	$(522)	$(635)	644	$(8,340)	$(181,156)	$(366)	$63,208
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(1,525)	—	(1,525)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	971	971
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	540	540
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(14)
Change in value of lease guarantee	—	—	—	—	63	—	—	—	—	63
Reclassification of deferred compensation upon adoption of SFAS No. 123R	—	—	(522)	522	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,270	—	—	—	—	—	—	4,270
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	301	—	1,463	—	—	—	—	—	—	1,463
Balance at March 31, 2007	27,155	$3	$259,435	$—	$(572)	644	$(8,340)	$(182,681)	$1,145	$68,990

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended March 31,
	2007	2006	2005

Cash flows from operating activities:
Net loss	$(1,525)	$(7,739)	$(16,578)
Less: Loss from discontinued operations	—	—	(1,117)
Loss from continuing operations	(1,525)	(7,739)	(15,461)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,940	3,813	4,528
Amortization of purchased intangible assets	1,533	1,698	1,131
Non-cash stock-based compensation	4,270	853	689
Deferred income taxes	(5,112)	309	—
Other	1,162	1,493	1,976
Changes in operating assets and liabilities:
Trade receivables	(744)	2,040	(8,119)
Prepaid expenses and other current assets	183	2,209	477
Other assets	(994)	(309)	42
Accounts payable	(545)	(69)	(3,927)
Accrued liabilities	5,817	(2,419)	512
Deferred revenue	(6,746)	3,893	3,037
Net cash provided by (used in) continuing operating activities	239	5,772	(15,115)
Net cash provided by discontinued operating activities	—	—	958
Net cash provided by (used in) operating activities	239	5,772	(14,157)
Cash flows from investing activities:
Purchases of property and equipment, net	(942)	(3,043)	(5,053)
Purchases of marketable securities	(26,177)	(11,146)	(52,661)
Proceeds from maturities of marketable securities	31,956	12,055	69,273
Acquisition of SciTegic, net of cash acquired	—	—	(10,989)
Net cash provided by (used in) continuing investing activities	4,837	(2,134)	570
Net cash used in discontinued investing activities	—	—	(436)
Net cash provided by (used in) investing activities	4,837	(2,134)	134
Cash flows from financing activities:
Proceeds from issuance of common stock	1,463	857	1,682
Cash remitted to PDD	—	—	(5,445)
Net cash provided by (used in) financing activities	1,463	857	(3,763)
Effect of changes in exchange rates on cash and cash equivalents	2,052	(1,095)	81
Change in cash and cash equivalents of discontinued operations	—	—	(743)
Increase (decrease) in cash and cash equivalents	8,591	3,400	(18,448)
Cash and cash equivalents at beginning of year	24,656	21,256	39,704
Cash and cash equivalents at end of year	$33,247	$24,656	$21,256
Supplemental cash flow information:
Cash paid during the year for income taxes	$334	$515	$693

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.
Notes to Consolidated Financial Statements

1.   Organization and Description of Business

Accelrys, Inc. (“we”, “our”, or “us”) develops and commercializes scientific business intelligence software for the integration, mining, analysis, modeling and simulation, management and interactive reporting of scientific data. Our solutions are used by biologists, chemists, materials scientists, and information technology professionals for product design as well as drug discovery and development.

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

Reclassifications

Certain amounts in the previously reported financial statements have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We invest our cash with financial institutions in money market funds and other investment grade securities such as prime-rated commercial paper.

Marketable Securities

Our marketable securities consist of debt securities with original maturities of greater than three months and include obligations of U.S. government sponsored enterprises, U.S. corporate bonds and auction rate municipal bonds. We account for our investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, our marketable securities have been classified as available-for-sale and are recorded at their estimated fair value. Changes in fair value are recorded as unrealized gains or losses which are included in accumulated other comprehensive income (loss) in stockholders’ equity. The cost of marketable securities sold is determined based on the specific identification method.

We assess our marketable securities for impairment under the guidance provided by FASB Staff Position (“FSP”) Nos. 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  Accordingly, we review the fair value of our marketable securities at least quarterly to determine if declines in the fair value of individual securities are other-than-temporary in nature. If we believe the decline in the fair value of an individual security is other-than-temporary, we write-down the carrying value of the security to its estimated fair value, generally determined using quoted market prices. To determine if a decline in the fair value of an investment is other-than-temporary, we consider several factors including, among others, the period of time and extent to which the estimated fair value has been less than cost, overall market conditions, the historical and projected future financial condition of the issuer of the security and our ability and intent to hold the security for a period of time sufficient to allow for a recovery of the market value.

Marketable securities, including marketable securities classified as restricted marketable securities (see Note 6), consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2007:
Obligations of U.S. government sponsored enterprises	$15,521	$—	$(137)	$15,384
U.S. corporate debt securities	4,002	—	(21)	3,981
Auction rate municipal bonds	16,300	—	—	16,300
	$35,823	$—	$(158)	$35,665
March 31, 2006:
Obligations of U.S. government sponsored enterprises	$24,051	$—	$(544)	$23,507
U.S. corporate debt securities	9,155	—	(154)	9,001
Auction rate municipal bonds	8,550	—	—	8,550
	$41,756	$—	$(698)	$41,058

Included in marketable securities in the accompanying consolidated balance sheets is accrued interest receivable on marketable securities of $0.3 million at each of March 31, 2007 and 2006.

The contractual maturities of our marketable securities at March 31, 2007 are as follows (in thousands):

Due within one year	$18,452
Due in one to five years	1,963
Due after five years	15,250
$35,665

Auction rate municipal bonds have been included in the above contractual maturities table based on the stated maturity date of the bond.

The following table summarizes the gross unrealized losses and fair value of our marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities that have been in a continuous unrealized loss position, at March 31, 2007:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Obligations of U.S. government sponsored enterprises	$—	$—	$15,384	$(137)	$15,384	$(137)
U.S. corporate debt securities	—	—	3,981	(21)	3,981	(21)
	$—	$—	$19,365	$(158)	$19,365	$(158)

The unrealized losses on these securities were primarily caused by recent increases in market interest rates, and not the credit quality of the issuer, and we have the ability and intent to hold these securities until a recovery of fair value, which may be at maturity. As a result, we do not believe these securities to be other-than-temporarily impaired as of March 31, 2007.

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

Fair Value of Financial Instruments

We carry our cash equivalents, marketable securities and restricted marketable securities at market value. The carrying amount of accounts receivable, accounts payable and accrued liabilities are considered to be representative of their respective fair values due to their short-term nature.

Property and Equipment

Property and equipment, stated at cost, consists of the following:

		March 31,
	Useful Lives (Yrs)	2007	2006
		(In thousands)
Computers and software	2-3	$14,352	$14,957
Furniture and fixtures	3	1,093	1,131
Leasehold improvements	5-10	3,959	3,554
		19,404	19,642
Less accumulated depreciation and amortization		(13,355)	(11,782)
		$6,049	$7,860

Depreciation is provided on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Repair and maintenance costs are charged to expense as incurred.

Software Development Costs

We account for costs incurred to develop our software products in accordance with SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed. Accordingly, costs incurred in the research and development of new software products and significant enhancements to existing software products are expensed as incurred until the technological feasibility of the product has been established. Technological feasibility occurs shortly before our software products are available for general release, and we have determined that costs eligible for capitalization are not material. Accordingly, no software development costs were capitalized as of March 31, 2007 and 2006.

Goodwill and Purchased Intangible Assets

Intangible assets resulted from our acquisition of SciTegic, Inc. in September 2004 and consist of the following:

	March 31, 2007			March 31, 2006
	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization
		(In thousands)			(In thousands)
Intangible assets subject to amortization:
Purchased technology	5	$6,750	$3,375	5	$6,750	$2,025
Purchased customer relationships	10	1,650	412	10	1,650	248
Purchased backlog	2.25	550	550	2.25	550	541
Purchased contract based	5	50	25	5	50	15
		$9,000	$4,362		$9,000	$2,829
Intangible assets not subject to amortization:
Purchased trademark/tradename		$2,500			$2,500

Intangible assets are amortized using the straight-line method over their estimated useful lives. During the years ended March 31, 2007, 2006 and 2005, intangible asset amortization expense totaled $1.5 million, $1.7 million, $1.1 million, respectively.

Future estimated amortization expense for intangible assets as of March 31, 2007 for each of the succeeding five years is as follows (in thousands):

Fiscal Year 2008	$1,525
Fiscal Year 2009	1,525
Fiscal Year 2010	845
Fiscal Year 2011	165
Fiscal Year 2012	165

In connection with our acquisition of SciTegic, $0.5 million of in-process product development assets were written-off at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

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

Our goodwill is considered to be impaired if we determine that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by SFAS No. 142 and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, management has determined that our company consists of one reporting unit given the similarities of economic characteristics between the operations and the common nature of the products, services and customers. Because we have only one reporting unit, and we are publicly traded, we determine the fair value of the reporting unit based on our market capitalization as we believe this represents the best evidence of fair value. In the fourth quarter of fiscal year 2007, we completed our annual goodwill impairment test for fiscal year 2007 in accordance with SFAS No. 142 and concluded that our goodwill was not impaired. Our conclusion that goodwill was not impaired was based on a comparison of our net assets as of March 31, 2007 to our market capitalization.

Our indefinite-lived intangible asset is considered to be impaired if we determine that the carrying value of the asset exceeds its estimated fair value. In the fourth quarter of fiscal year 2007, we completed our annual indefinite-lived intangible asset impairment test and concluded that our indefinite-lived intangible asset was not impaired. We estimated the fair value of our indefinite-lived intangible asset utilizing a discounted cash flow analysis which considers the estimated future customer orders for our scientific operating platform product line and the associated direct and incremental selling, marketing and development costs. Key assumptions included in the discounted cash flow analysis include projections of future customer order growth for our scientific operating platform product line and developing an appropriate discount rate.

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

As a result of the closure of our research and development facility in Bangalore, India in the fourth quarter of fiscal year 2007, we assessed the recoverability of the associated property and equipment and determined that a portion of the assets were not recoverable.  Accordingly, we recorded an asset impairment charge of $0.1 million in the fourth quarter of fiscal year 2007 which is included in restructuring charges in the accompanying consolidated statement of operations.  The asset impairment charge of $0.1 million represents the carrying value of these assets as we expect that any amount we will recover from their disposal will be negligible.  During fiscal years 2006 and 2005, we did not identify any conditions that would necessitate an impairment assessment of our long-lived assets.

Revenue Recognition

We recognize revenues in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables and SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

We generate revenue from the following primary sources:

•                  software licenses,

•                  provision of post-contract customer support and maintenance services on licensed software, collectively referred to as PCS, and

•                  professional services.

Customer billings generated in connection with our revenue-generating activities are initially recorded as deferred revenue. We then recognize the revenue from these customer billings as set forth below and when all of the following criteria are met:

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

Software Licenses.   We license software either perpetually or on a term basis. Our standard perpetual software licensing arrangements include twelve months of bundled PCS, while our standard term-based software licensing arrangements typically include PCS for the full duration of the term license. Because we do not have VSOE of the fair value of these elements, we recognize as revenue the entire fee for such perpetual and term-based licenses ratably over the term of the bundled PCS. Certain of our term-based licenses also allow the customer to substitute purchased products for other products of equal value throughout the term. We account for these arrangements as in-substance subscriptions and, accordingly, we recognize as revenue the entire fee for such licenses ratably over the contractual term of the arrangement, which is typically the same as the term of the bundled PCS.

Renewal of PCS under Perpetual Software Licenses.   Our PCS includes the right to receive unspecified upgrades or enhancements and technical support. Fees from customer renewals of PCS related to previously purchased perpetual licenses are recognized ratably over the term of the PCS.

Professional Services.   We provide certain services to our customers, including non-complex product training, installation, implementation and other professional services which are non-essential to the operation of the software. When sold separately, revenue from these services is generally recognized as the services are delivered, according to the contractual terms. Amounts billed but not yet recognized as revenue, and other payments received prior to the recognition of revenue, are recorded as deferred revenue.

We also perform professional services for our customers designed to enhance the value of our software products by creating extensions to functionality to address a client’s specific business needs.  When sold separately, revenue from these services is recorded under the percentage-of-completion or completed contract method.

Multi-Element Arrangements.   For multi-element arrangements which include software licenses, PCS and non-complex training, installation and implementation services which are non-essential to the operation of the software, the entire fee for such arrangements is recognized as revenue ratably over the term of the PCS or delivery of the services, whichever is longer.  For multi-element arrangements which included software licenses, PCS, non-essential services and services that are essential to the operation of the software, the fee for such arrangements is generally deferred until the services essential to the operation of the software have been performed and the modified software has been delivered, at which point the entire fee for such arrangements is recognized as revenue ratably over the term of the PCS or the delivery of the non-essential services, whichever is longer.

Sales Taxes Collected

Sales taxes collected from customers and remitted to various governmental agencies are excluded from revenues in our consolidated statement of operations.

Shipping Costs

The costs of shipping products to our customers are expensed as incurred and are included in cost of revenue in our consolidated statements of operations. We incurred $0.4 million, $0.8 million, and $0.7 million in shipping costs during the years ended March 31, 2007, 2006 and 2005, respectively.

Advertising Costs

The costs of advertising are expensed as incurred and are included in sales and marketing expenses in our consolidated statements of operations. We incurred $0.1 million, $45,000 and $0.1 million in advertising costs during the years ended March 31, 2007, 2006 and 2005 respectively.

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

Gains and losses resulting from the cash settlement of certain intercompany transactions as well as transactions with customers and vendors that are denominated in currencies other than the functional currency of each entity give rise to foreign exchange gains (losses). These foreign exchange gains (losses) are included in interest and other income, net in our consolidated statements of operations and totaled $(0.6) million, $0.3 million and $(0.1) million for the years ended March 31, 2007, 2006 and 2005, respectively.

Concentrations of Risk

We maintain deposits in federally insured financial institutions in excess of federally insured limits. We do not believe we are exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Additionally, we have established guidelines regarding diversification of our investment portfolio, credit quality of issuers and maturities of investments, which are designed to maintain the safety and liquidity of our deposits and investments.

In addition to our U.S. operations, we conduct business in Europe and in the Asia/Pacific region, primarily in Japan. Any significant decline in the economies or the value of the currencies in these regions could have a material adverse impact on us.

Income Taxes

Despite our belief that our tax return positions are consistent with applicable tax laws, we expect that certain positions are likely to be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Significant judgment is required in evaluating our tax reserves. Our reserves are adjusted in light of changing facts and circumstances, such as the progress of our tax audits. Our income tax expense includes the impact of reserve provisions and changes to reserves that we consider appropriate, as well as related interest and penalties. Favorable resolution of such an income tax matter would be recognized as a reduction to income tax expense.

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.  Accordingly, deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial carrying amounts and the tax basis of existing assets and liabilities by applying enacted statutory tax rates applicable to future years. The provision for income taxes is based on our estimates for taxable income of the various legal entities and jurisdictions in which we operate. As such, income tax expense may vary from the customary relationship between income tax expense and pre-tax accounting income. We establish a valuation allowance against our net deferred tax assets to reduce deferred tax assets to the amount expected to be realized.

Net Loss Per Share

We compute net loss per share pursuant to SFAS No. 128, Earnings Per Share. Accordingly, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, without consideration for potentially dilutive common stock equivalents.  Potentially dilutive common share equivalents consist of in-the-money common stock options and unvested restricted stock units (“RSUs”).

Potentially dilutive common share equivalents that were excluded from the basic and diluted net loss per share calculations as their effect would be anti-dilutive totaled approximately 3.8 million shares, 3.5 million shares and 3.2 million shares for years ended March 31, 2007, 2006, and 2005, respectively.

Share Based Compensation

Effective April 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123R”) using the modified prospective transition method. Under the modified prospective transition method, the estimated grant date fair value of awards granted to employees and directors on or after April 1, 2006 is recognized as a charge against income over the requisite service period. Additionally, the remaining unrecognized compensation expense associated with the unvested portion of awards granted prior to April 1, 2006, determined under the provisions of SFAS No. 123, is recognized as a charge against income beginning April 1, 2006. In accordance with the modified prospective transition method, our consolidated financial statements for periods prior to April 1, 2006 have not been restated to reflect, and do not include, the impact of our adoption of SFAS No. 123R.

Pursuant to the provisions of SFAS No. 123R, deferred stock-based compensation is no longer reflected as a separate component of stockholders’ equity. As a result, we reversed our remaining deferred stock-based compensation balance as of April 1, 2006 of $0.5 million against additional paid-in capital.

In November 2005, the FASB issued Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP No. 123R-3”). We have elected to adopt the alternative transition method provided in FSP No. 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R.

Additional information and disclosure on our adoption of SFAS No. 123R are provided in Note 3.

Segment and Geographic Information

In accordance with SFAS No. 131, our operations have been aggregated into one reportable segment given the similarities of economic characteristics between the operations and the common nature of the products, services and customers.

Financial information by geographic region is as follows:

	Years Ended
	March 31, 2007		March 31, 2006		March 31, 2005
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(In thousands, except percentages)
Revenues:
U.S.	$43,909	54%	$47,599	58%	$42,022	53%
Europe	20,876	26%	18,645	23%	20,353	26%
Asia-Pacific	16,170	20%	15,757	19%	16,655	21%
Total	$80,955	100%	$82,001	100%	$79,030	100%

	As of March 31
	2007		2006		2005
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total

Long-lived assets:
U.S.	$53,406	95%	$56,445	94%	$58,484	93%
Europe	2,365	4%	2,406	4%	2,805	5%
Asia-Pacific	626	1%	1,155	2%	1,567	2%
Total	$56,397	100%	$60,006	100%	$62,856	100%

Comprehensive Income (Loss)

In accordance with SFAS No. 130, Reporting Comprehensive Income, we report the components of comprehensive income (loss), including net income (loss), in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as all changes in equity during a period from non-owner sources, including foreign currency translation adjustment and unrealized gains and losses on marketable securities. We present comprehensive income (loss) in our consolidated statements of stockholders’ equity. Accumulated other comprehensive income (loss) in stockholders’ equity consists of the following:

	March 31,
	2007	2006
	(In thousands)
Foreign currency translation adjustment	$1,303	$332
Unrealized loss on marketable securities	(158)	(698)
	$1,145	$(366)

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

Effect of New Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 also amends certain provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  We do not expect our adoption of SFAS No. 159 in fiscal year 2009 to have a material impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements. The principles apply under accounting pronouncements which require measurement of fair value and do not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. We do not expect our adoption of SFAS No. 157 in fiscal year 2008 to have a material impact on our results of operations or financial position.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Specifically, SAB No. 108 states that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Our adoption of SAB No. 108 in fiscal year 2007 did not have a material effect on our results of operations or financial position.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48, which is effective for fiscal years beginning after December 15, 2006, addresses the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN No. 48 expands the disclosure requirements concerning unrecognized tax benefits as well as any significant changes that may occur in the next twelve months associated with such unrecognized tax benefits. We will adopt the provisions of FIN No. 48 in the first quarter of fiscal year 2008. We are currently evaluating the impact, if any, FIN No. 48 will have on our results of operations or financial position.

3.                       Share-Based Payments

Share-Based Compensation Plans

On August 2, 2005, our stockholders approved the Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan authorizes the grant of equity awards to purchase the number of shares of our common stock equal to the sum of (i) 1,900,000 shares and (ii) the number of shares of common stock underlying any stock awards granted under certain prior share-based compensation plans that expire or are cancelled or forfeited without having been exercised in full or that are repurchased by us. Potential types of equity awards that may be granted under the 2004 Plan to our officers, directors, employees and consultants include stock options, restricted stock awards, common stock awards, stock appreciation rights, performance awards and deferred stock units. Pursuant to the 2004 Plan, any shares of common stock that are awarded under the 2004 Plan as restricted stock awards, common stock awards, performance awards or deferred stock units (but not as stock options or stock appreciation rights) are counted against the maximum number of shares of common stock available for issuance under the 2004 Plan based on a 1.15-to-1 ratio. The terms and conditions of specific awards are set at the discretion of our board of directors although generally awards vest over not more than five years, expire no later than ten years from the date of grant and do not have exercise prices less than the fair market value of the underlying common stock on the date of grant. At March 31, 2007, approximately 1,876,000 shares of our common stock remain available for issuance pursuant to awards granted under the 2004 Plan.

On August 2, 2005, our stockholders also approved the 2005 Employee Stock Purchase Plan (the “ESPP”), under which we have reserved 1,000,000 shares of our common stock for issuance. Under the ESPP, employees may defer up to 10% of their base salary to purchase shares of our common stock, up to a maximum of 1,000 shares. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable offering period or the applicable purchase date. To date, we have issued 69,000 shares under the ESPP and 931,000 shares remain available for future issuance under the ESPP as of March 31, 2007.

We also maintain certain other share-based compensation plans, under which we did not grant awards during fiscal year 2007 and do not intend to grant any further awards in the future.

Our share-based compensation plans contain a provision that allows eligible participants to continue to vest in their stock options upon their retirement, as that term is defined in the plans. To be eligible for continued vesting, participants must be at least 55 years of age and have 5 years of service at the time of their retirement.  Commencing in fiscal year 2008, we are no longer offering this retirement benefit for future awards of stock options.

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

Pursuant to SFAS No. 123R, we accounted for the cancellation of the tendered stock options and concurrent grant of RSUs as a modification of the cancelled stock options. Accordingly, we measured the excess of the grant-date fair value of the RSUs over the fair value of the cancelled stock options at cancellation (the “incremental value”) and are recognizing the aggregate of the incremental value and the remaining unamortized grant-date fair value of the cancelled stock options of approximately $0.3 million as share-based compensation expense over the requisite service period of the RSUs.

Share-Based Award Activity

Our stock options generally vest over four years and have a contractual term of 10 years.  A summary of stock option activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(In thousands, except per share amounts and years)
Outstanding at April 1, 2006	4,306	$9.78
Granted	1,078	6.96
Exercised	(232)	4.76
Expired/Forfeited	(1,422)	14.05
Outstanding at March 31, 2007	3,730	7.67	$870	7.0
Exercisable at March 31, 2007	2,218	8.21	$600	5.8

The aggregate intrinsic value of stock options outstanding and exercisable at March 31, 2007 was based on the closing price of our common stock on March 30, 2007 of $6.38 per share. The total intrinsic value of stock options exercised during the years ended March 31, 2007, 2006, and 2005 was $0.4 million, $0.3 million, and $0.3 million, respectively.  The total cash received from the exercise of stock options during the year ended March 31, 2007 was $1.1 million.

In fiscal year 2007, we granted RSUs under the 2004 Plan that vest annually over three years and, once vested, do not expire. A summary of RSU activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands, except per share amounts)
Unvested at April 1, 2006	—	$—
Granted	481	6.73
Vested	—	—
Forfeited	(42)	6.73
Unvested at March 31, 2007	439	$6.73

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

Expected Award Life. We determine the expected life of an award by considering various relevant factors, including the vesting period and contractual term of the award, our employees’ historical exercise patterns and length of service, the expected future volatility of our stock price, tax implications of exercising an award and employee characteristics. We also consider the expected terms of comparable publicly traded companies.  For ESPP purchase rights, the expected life is equal to the current offering period under the ESPP.

Under SFAS No. 123R, we are also required to estimate at grant the likelihood that the award will ultimately vest (the “pre-vesting forfeiture rate”) and revise the estimate, if necessary, in future periods if the actual forfeiture rate differs. We determine the pre-vesting forfeiture rate of an award based on our historical pre-vesting award forfeiture experience, giving consideration to company-specific events impacting historical pre-vesting award forfeiture experience that are unlikely to occur in the future as well as anticipated future events that may impact forfeiture rates.  For purposes of calculating pro forma information under SFAS No. 123 for periods prior to fiscal year 2007, we accounted for pre-vesting forfeitures as they occurred.

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

The fair value of stock options and ESPP purchase rights granted during the year ended March 31, 2007 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options	ESPP Purchase Rights
Expected volatility	60%	60%
Risk-free interest rate	4.9%	5.1%
Expected option life in years	5	0.5
Expected dividend yield	0%	0%
Weighted average per share grant date fair value	$3.87	$2.18

The fair value of RSUs granted during the year ended March 31, 2007 was based on the market price of our common stock on the date of grant.

Share-Based Compensation Expense

The estimated fair value of our share-based awards is recognized as a charge against income on a straight-line basis over the requisite service period, which is the shorter of the vesting period of the award or, for applicable awards, the period until the participant becomes eligible for retirement. The estimated fair value of applicable share-based awards granted to retirement-eligible participants is recognized as a charge against income immediately upon grant. Total share-based compensation expense recognized in our consolidated statements of operations for the years ended March 31, 2007, 2006 and 2005 was as follows:

	Years Ended March 31,
	2007	2006	2005

Cost of revenue	$326	$31	$19
Product development	1,185	722	54
Sales and marketing	781	58	62
General and administrative	1,978	42	223
Total share-based compensation expense	$4,270	$853	$358

Share-based compensation expense recognized in the year ended March 31, 2007 reflects our adoption of SFAS No. 123R effective April 1, 2006 using the modified prospective transition method. Share-based compensation expense recognized in the years ended March 31, 2006 and 2005 relates to share-based awards granted in prior periods accounted for under the provisions of Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). The weighted-average intrinsic value of employee stock options granted during fiscal year 2005 was $5.51 per share. Employee stock options granted in fiscal year 2006 had no intrinsic value upon grant. No share-based compensation expense was capitalized in the periods presented. At March 31, 2007, the gross amount of unrecognized share-based compensation expense relating to unvested share-based awards was approximately $7.2 million, which we anticipate recognizing as a charge against income over a weighted average period of 1.27 years.

Pro Forma Information Under SFAS No. 123 For Periods Prior to April 1, 2006

The following table illustrates the effect on net loss and net loss per share for the years ended March 31, 2006 and 2005 if we had applied the fair value recognition provisions of SFAS No. 123 to our employee stock awards. For purposes of the SFAS No. 123 pro forma disclosures, the estimated fair value of employee stock awards has been charged against income over the related vesting period of the award on a straight-line basis.

	Years Ended March 31,
	2006	2005
	(In thousands, except per share amounts)
Net loss, as reported	$(7,739)	$(16,578)
Add: Stock-based employee compensation expense included in net loss, as reported	853	358
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards	(5,200)	(7,218)
Pro forma net loss	$(12,086)	$(23,438)
Basic and diluted net loss per share:
As reported	$(0.30)	$(0.66)
Pro forma	$(0.46)	$(0.93)

The fair value of stock options and ESPP purchase rights granted during fiscal year 2006 and 2005 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended March 31, 2006
	Stock Options	ESPP Purchase Rights
Expected volatility	66%	69%
Risk-free interest rate	4.1%	3.7%
Expected option life in years	4.0	0.5
Expected dividend yield	0%	0%
Weighted average per share grant date fair value	$3.27	$1.23

	Year Ended March 31, 2005
	Stock Options	ESPP Purchase Rights
Expected volatility	69%	69%
Risk-free interest rate	3.8%	3.8%
Expected option life in years	4.0	0.5
Expected dividend yield	0%	0%
Weighted average per share grant date fair value	$4.10	$1.67

4.   Income Taxes

Income (loss) from continuing operations before taxes was as follows:

	Years Ended March 31,
	2007	2006	2005
	(In thousands)
U.S.	$(6,421)	$(6,897)	$(19,762)
Foreign	5,678	56	3,730
Total	$(743)	$(6,841)	$(16,032)

Income tax expense (benefit) consists of the following:

	Years Ended March 31,
	2007	2006	2005

Current:
Federal	$—	$—	$(952)
State	139	102	125
Foreign	5,611	487	256
Total current income tax expense (benefit)	5,750	589	(571)
Deferred:
Federal	267	238	—
State	—	—	—
Foreign	(5,235)	71	—
Total deferred income tax expense	(4,968)	309	—
Total income tax expense (benefit)	$782	$898	$(571)

The significant increase in current and deferred income tax expense (benefit) incurred in foreign jurisdictions in fiscal year 2007 is attributable to a temporary book-tax timing difference related to revenue recognized by our wholly-owned Japanese subsidiary, Accelrys, K.K., for Japanese income tax purposes in advance of being recognized for book purposes, as discussed further below.

The following reconciles income taxes computed at the U.S. statutory federal tax rate to income tax expense (benefit):

	Years Ended March 31,
	2007	2006	2005

Income tax at U.S. statutory rate	$(253)	$(2,327)	$(5,451)
State income taxes, net of federal benefit	80	(309)	(837)
Reversal of tax reserve	—	—	(952)
Receivable for withholding tax from Japan	—	—	(880)
Foreign taxes	(108)	568	(100)
Change in valuation allowance and other	1,063	2,966	7,649
Income tax expense (benefit)	$782	$898	$(571)

Significant components of our deferred tax assets and liabilities are as follows:

	March 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$54,140	$53,380
Goodwill and intangibles	6,500	7,941
Unused tax credits	4,696	4,456
Accruals and reserves	14,266	4,674
Gross deferred tax assets	79,602	70,451
Deferred tax liabilities:
Property and equipment	101	9
Intangible assets	2,855	3,468
Gross deferred tax liabilities	2,956	3,477
Total net deferred tax assets	76,646	66,974
Valuation allowance for deferred tax assets	(71,573)	(66,869)
Net deferred taxes	$5,073	$105

At March 31, 2007 and 2006, we had $0.5 million and $0.2 million, respectively, of net deferred tax liabilities in the U.S. related to indefinite-lived goodwill and intangible assets that are amortized for income tax purposes. For book purposes, the indefinite-lived goodwill and intangible assets will be charged to results of operations when they are determined to be impaired in accordance with SFAS No. 142. Because we can not predict when these assets will be impaired and therefore when the associated deferred tax liabilities will reverse, we can not assume that there will be sufficient deferred tax assets to offset against these deferred tax liabilities when they ultimately reverse.  We have provided a full valuation allowance for our remaining net U.S. deferred tax assets as we do not believe that the ultimate realization of such deferred tax assets is more likely than not.

At March 31, 2007 and 2006, we also had $5.6 million and $0.3 million, respectively, of net deferred tax assets related to our wholly-owned subsidiary, Accelrys, K.K., in Japan. We believe that the ultimate realization of the net deferred tax assets of Accelrys, K.K. is more likely than not since our intercompany transfer pricing arrangement provides for Accelrys, K.K. to achieve an annual operating profit margin.

The increase in the valuation allowance for deferred tax assets for the years ended March 31, 2007 and 2006 of $4.7 million and $3.2 million, respectively, was due primarily to the increase in net operating loss carryforwards in the U.S.

As of March 31, 2007, we had U.S. federal net operating loss carryforwards of approximately $140.7 million and tax credit carryforwards of approximately $6.1 million. Approximately $46.7 million of the net operating loss carryforwards relate to stock option deductions which, when realized, will result in an increase to paid-in capital and a decrease in income taxes payable. Our U.S. federal net operating loss and tax credit carryforwards expire beginning in 2008 through 2027, if not fully utilized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss and credit carryforwards.

In addition to the net operating loss carryforwards in the table above, as of March 31, 2007, we had pre-acquisition net operating loss carryforwards of $57.0 million from acquisitions outside the U.S. which have been fully reserved. The realization of these pre-acquisition net operating loss carryforwards will result in a reduction of goodwill. During the year ended March 31, 2005, we utilized $0.7 million of pre-acquisition net operating loss carryforwards that resulted in a corresponding reduction to goodwill. No pre-acquisition net operating loss carryforwards were utilized during the years ended March 31, 2007 and 2006.

At each of March 31, 2007 and 2006, we had a tax reserve of $0.7 million related to a potential transfer pricing issue in the U.K.

At March 31, 2007, our Accelrys, K.K. subsidiary recognized an income tax reserve and associated deferred tax asset of $4.8 million for revenue recognized for Japanese income tax purposes in advance of being recognized for book purposes as a result of the change in our revenue recognition policy in connection with the restatement of our previously issued consolidated financial statements. Because this timing difference is temporary, it had no net impact on income tax expense recognized in fiscal year 2007. Management is currently assessing potential alternative tax return positions that are consistent with Japanese tax law and would reduce our income tax obligation in Japan.

In April 2003, we established a wholly-owned subsidiary, Accelrys Software Solutions Pvt. Ltd. (“Accelrys, Pvt.”), in Bangalore, India, that qualifies under applicable Indian law for a tax holiday through March 2009. The aggregate dollar amount of the tax holiday was $0.4 million, or $0.02 per share, as of March 31, 2007. As discussed further in note 7, in the fourth quarter of fiscal year 2007, we closed our research and development facility in Bangalore and terminated the approximately 60 employees of Accelrys, Pvt. While our discussions with the Indian taxing authorities are ongoing, management does not believe that the Indian taxing authorities will seek to recoup the income taxes foregone under the tax holiday as a result of the closure of the Bangalore research and development facility. Accordingly, we have not recorded a reserve for this matter as of March 31, 2007.

A portion of our U.S. federal and state net operating loss and tax credit carryforwards may be subject to annual usage limitations under Sections 382 and 383 of the Internal Revenue Code. Use of the U.K. net operating loss carryforwards may be limited upon the occurrence of certain events such as the discontinuation or change in the nature or conduct of our business.

5.   Retirement Savings Plans

U.S. Based Employees

We have an employee savings and retirement plan (the “401(K) Plan”). The 401(K) Plan is intended to be a tax-qualified plan covering substantially all U.S. based employees. Under the terms of the 401(K) Plan, employees may elect to contribute up to 20% of their compensation, or the statutory prescribed limit, if less. We may, at our discretion, match employee contributions up to a maximum of 3% of the employee’s compensation. Employer matching contributions totaled $0.6 million, $0.4 million and $0.6 million for the years ended March 31, 2007, 2006 and 2005, respectively.

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

In addition, the EDC Plan contains a bonus employer contribution. The bonus employer contribution is determined based on each percent that our stock outperforms the Russell 2000 Index, up to a maximum of 20% of the participant’s annual retainer or base salary, as appropriate. No bonus employer contributions were made during the years ended March 31, 2007, 2006 and 2005.

In March 2000, we established a rabbi trust for the benefit of our directors and officers under the EDC Plan. In accordance with FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, we

have included the assets of the rabbi trust in our consolidated balance sheets since the trust’s inception. As of March 31, 2007 and 2006, the asset and liabilities of the trust were $0.5 million and $0.4 million, respectively. Changes in the values of the assets held by the rabbi trust accrue to the directors and officers and not to us.

On May 29, 2007, the Human Resources Committee of our Board of Directors authorized the termination of the EDC Plan, including the bonus employer contribution, and the distribution of plan account balances to the participants.

Non-U.S. Based Employees

We provide retirement benefits for employees located outside the U.S. commensurate with other similar companies in those respective locations. Employer contributions, in the form of cash, totaled $0.6 million, $0.7 million and $0.7 million for the years ended March 31, 2007, 2006 and 2005, respectively.

6.   Commitments and Contingencies

Operating Leases

We lease office space in several facilities under operating leases that expire through 2022. Certain of our lease agreements contain renewal options, rent holidays or rent escalation clauses.  In accordance with SFAS No. 13, Accounting for Leases, we recognize rent expense on a straight-line basis over the term of the related operating leases, including any cancelable option periods where failure to exercise such options would result in economic penalty. Rent expense recognized in excess of rent paid is reflected as a deferred rent liability, which is included in lease related liabilities in the accompanying consolidated balance sheets. Rent expense under our operating leases for the years ended March 31, 2007, 2006 and 2005, was approximately $3.7 million, $4.2 million and $4.6 million, respectively.

Additionally, under the terms of the lease for our San Diego, California corporate office, we were required to obtain an irrevocable letter of credit for $6.6 million to ensure our performance under the lease agreement. If we are not in default under the lease, the letter of credit requirement will decrease to $4.4 million on September 1, 2009, $3.0 million on September 1, 2011 and will expire upon termination of the lease on September 1, 2013. The letter of credit is fully secured by marketable securities, which are included in restricted cash and marketable securities in the accompanying consolidated balance sheets.

We recognized sublease income in our consolidated statements of operations of $0.4 million and $0.5 million for the years ended March 31, 2006 and 2005, respectively.  No sublease income was recognized in our consolidated statement of operations for the year ended March 31, 2007.

Future minimum lease commitments and future committed sublease income as of March 31, 2007 are as follows:

	Operating Lease Commitments	Sublease Income	Net
	(In thousands)
Fiscal year 2008	$4,492	$580	$3,912
Fiscal year 2009	4,204	538	3,666
Fiscal year 2010	4,084	527	3,557
Fiscal year 2011	4,141	527	3,614
Fiscal year 2012	4,207	44	4,163
Thereafter	20,636	—	20,636
	$41,764	$2,216	$39,548

Lease Guarantee

On April 30, 2004, we spun-off our drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. (“PDD”), into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock.   The landlords of our New Jersey facilities, which were used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $21 million as of March 31, 2007. In the event that PDD defaults on their lease obligation, we are permitted under the guarantee to sublease the facility in order to mitigate our lease obligation.  In accordance with FIN No. 45, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair market value of the guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. The liability for our guarantee of the lease obligation was $0.6 million at each of March 31, 2007 and 2006.

Royalties

We are obligated to pay royalties for licenses to enhance and market certain software used in connection with our product offerings. Annual contractual minimum royalty payments as of March 31, 2007 are as follows (in thousands):

Fiscal year 2008	$434
Fiscal year 2009	409
Fiscal year 2010	288
Fiscal year 2011	286
Fiscal year 2012	283
Through 2017 (1)	1,380
$3,080

(1)             For purposes of the contractual minimum royalty payments table, we have included indefinite-lived contractual minimum royalty payments due in the ten fiscal years following fiscal year 2007.

In addition to the contractual minimum royalties included in the table above, we have several royalty agreements that are long term or perpetual in nature and the royalty obligations are generally based on a percentage of revenues derived from certain software license sales and associated sales of PCS. The royalty agreements require quarterly payments and generally do not limit the maximum royalties owed. During the years ended March 31, 2007, 2006 and 2005, we incurred related royalty expense of $2.7 million, $3.0 million and $2.8 million, respectively.

Litigation

We are not a party to any legal proceedings the negative outcome of which would have a material adverse effect on our business, financial condition or results of operations.

Other Guarantees and Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of March 31, 2007.

7.   Restructuring Activities

The following summarizes the changes in our accrued restructuring charges liability:

	Severance and Related Costs	Lease Obligation Exit and Facility Closure Costs	Total

Balance at March 31, 2005	$1,067	$3,526	$4,593
Additional severance and lease abandonment charges	1,766	1,412	3,178
Cash payments	(1,745)	(1,662)	(3,407)
Effect of foreign exchange	(23)	(67)	(90)
Balance at March 31, 2006	1,065	3,209	4,274
Additional severance and lease abandonment charges	611	355	966
Adjustments to liability	—	237	237
Cash payments	(1,591)	(2,230)	(3,821)
Effect of foreign exchange	79	309	388
Balance at March 31, 2007	$164	$1,880	$2,044

In prior periods, we implemented various actions designed to improve our operations and overall financial performance through workforce reductions and the abandonment of leased facilities.  All severance benefits related to these workforce reductions have been fully paid.  Our remaining obligations under the lease obligations terminate in fiscal year 2008.

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

In March 2006, we implemented various actions designed to realign our resources with our portfolio of products and services, eliminate redundancies in our workforce and streamline our operations through workforce reductions and abandoning two leased facilities in the United Kingdom. As a result of the implementation of these actions, we recognized a charge of $3.2 million, consisting of $1.8 million in severance benefits from the termination of approximately 50 employees and $1.4 million for our future lease obligations related to the abandoned facility, net of estimated future sublease income. In fiscal year 2007, we recognized a charge of $0.3 million for estimated additional severance benefits to be paid to certain employees terminated under the original restructuring plan and associated legal expenses.  We anticipate completing the payment of severance benefits in the first quarter of fiscal year 2008. Additionally, in fiscal year 2007 we recorded an additional lease abandonment charge of $0.3 million.  The lease obligations for the abandoned facilities terminate in fiscal years 2013 and 2022.

As a result of the substantial completion of our product modernization and integration efforts, in December 2006, we implemented a restructuring plan which resulted in the closure of our research and development facility in Bangalore, India, and the termination of approximately 60 research and development employees.  As a result of the implementation of the restructuring plan, we recognized a charge of $0.8 million, consisting of $0.3 million of severance benefits and $0.5 million of asset impairment charges and other facility closure costs. The severance benefits and facility closure costs were fully paid in the fourth quarter of fiscal year 2007.

10.   Selected Quarterly Financial Information (unaudited)

The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of results for the periods presented.  Certain prior period information has been reclassified to conform to the current period presentation.

	Year Ended March 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenue	$20,150	$20,232	$20,684	$19,889
Cost of revenue	3,656	3,537	4,264	4,041
Gross margin	16,494	16,695	16,420	15,848

Operating expenses:
Product development	5,126	4,916	4,697	4,192
Sales and marketing	7,066	6,568	8,878	8,168
General and administrative	4,718	4,373	4,077	4,174
Restructuring charges	—	(6)	252	955
Total operating expenses	16,910	15,851	17,904	17,489
Operating income (loss)	(416)	844	(1,484)	(1,641)
Interest and other income, net	484	360	601	509
Income (loss) before taxes	68	1,204	(883)	(1,132)
Income tax expense (benefit)	397	269	198	(82)
Net income (loss)	(329)	935	(1,081)	(1,050)

Basic and diluted net income (loss) per share	$(0.01)	$0.04	$(0.04)	$(0.04)

	Year Ended March 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenue	$20,404	$21,736	$20,433	$19,429
Cost of revenue	3,908	3,892	4,045	4,183
Gross margin	16,496	17,844	16,388	15,246

Operating expenses:
Product development	5,855	5,567	4,952	5,347
Sales and marketing	8,727	7,667	8,991	8,340
General and administrative	4,069	3,619	3,612	4,757
Restructuring charges	—	—	—	3,182
Total operating expenses	18,651	16,853	17,555	21,626
Operating income (loss)	(2,155)	991	(1,167)	(6,380)
Interest and other income, net	698	402	530	239
Income (loss) before taxes	(1,457)	1,393	(637)	(6,141)
Income tax expense (benefit)	440	241	(70)	286
Net income (loss)	(1,897)	1,152	(567)	(6,427)

Basic and diluted net income (loss) per share	$(0.07)	$0.04	$(0.02)	$(0.25)

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

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2007.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited management’s assessment of our internal control over financial reporting and the effectiveness of our internal control over financial reporting as of March 31, 2007, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year ended March 31, 2007 that have or are reasonably likely to materially affect our internal control over financial reporting identified in connection with the previously mentioned evaluation.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Accelrys, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Accelrys, Inc. maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Accelrys Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Accelrys, Inc. maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, Accelrys, Inc. has maintained effective internal control over financial reporting as of March 31, 2007, based on the COSO control criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Accelrys, Inc. and our report dated June 1, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
June 1, 2007

Item 9B.   Other Information

On May 29, 2007, the Human Resources Committee of our Board of Directors approved our management incentive plan for fiscal year 2008 (the “2008 Management Incentive Plan”), pursuant to which our management-level employees will be eligible to receive cash bonuses based on our achievement of certain corporate goals specified in the 2008 Management Incentive Plan, including achieving certain non-GAAP operating income and product orders targets, and individual performance objectives. These bonuses are designed to attract, motivate, retain and reward our management-level employees. Under the 2008 Management Incentive Plan, the Chief Executive Officer has an annual bonus target equal to 100% of his base salary, the Chief Financial Officer has an annual bonus target equal to 50% of his base salary, the Senior Vice President, Worldwide Sales and Support has an annual bonus target of 60% of his base salary, and all other executive officers have an annual bonus target equal to 40% of their respective base salaries. Payouts under the 2008 Management Incentive Plan will vary dependant upon the level of achievement of the specified corporate and individual goals, and will range from zero to two times the targeted bonus amount. The Human Resources Committee will make all final determinations regarding the achievement of goals and the payment of bonuses pursuant to the 2008 Management Incentive Plan. The Human Resources Committee has the ability to modify, suspend or terminate the 2008 Management Incentive Plan at any time.

PART III

Item 10.                   Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the Proxy Statement.

Item 11.                   Executive Compensation

The information required by this item is incorporated by reference from the Proxy Statement.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this item is incorporated by reference from the Proxy Statement.

Item 13.                   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the Proxy Statement.

Item 14.                   Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the Proxy Statement.

PART IV

Item 15.                   Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following Consolidated Financial Statements are included:

(a)(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended March 31, 2007	$351	$—	$138	$213
Year ended March 31, 2006	$315	$—	$(36)	$351
Year ended March 31, 2005	$191	$394	$270	$315

(1)             Represents write-offs, net of recoveries.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits:

Exhibit Number	Description
2.1

Agreement and Plan of Merger and Reorganization dated September 13, 2004 by and among Accelrys, Inc., Nashville Acquisition Corporation, SciTegic, Inc., Mathew Hahn and David Rogers as Principal Shareholders, and Mathew Hahn as Shareholder Representative (incorporated by reference to Exhibit 2.1 to Accelrys, Inc.’s Report on Form 8-K dated September 16, 2004).

3.1	Restated Certificate of Incorporation of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.1 to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 1996).

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

10.1#	Amended 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.5 to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 1995).

Exhibit Number	Description
10.1(a)#	Amendment No. 1 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(a) to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 2000).

10.1(b)#	Amendment No. 2 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(b) to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 2000).

10.1(c)#	Amendment No. 3 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.5(a) to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended June 30, 1997).

10.1(d)#	Amendment No. 4 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(d) to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 2000).

10.1(e)#	Amendment No. 5 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(e) to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 2000).

10.1(f)#	Amendment No. 6 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(f) to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 2000).

10.1(g)#	Amendment No. 7 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(g) to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 2000).

10.1(h)#	Amendment No. 8 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.54 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended June 30, 2000).

10.1(i)#	Amendment No. 9 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(i) to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended March 31, 2002).

10.2#	1995 Director Option Plan (incorporated by reference to Exhibit 10.7 to Accelrys, Inc.’s Registration Statement on Form S-1 (Reg. No. 33-98246)).

10.2(a)#	Amendment No. 1 to 1995 Director Option Plan (incorporated by reference to Exhibit 10.3(a) to Accelrys, Inc.’s report on form 10-K for the year ended December 31, 2000).

10.2(b)#	Amendment No. 2 to the 1995 Director Option Plan (incorporated by reference to Exhibit 10.3(b) to Accelrys, Inc.’s report on Form 10-Q for the quarter ended March 31, 2001).

10.2 (c)	Accelrys, Inc. 2004 New Hire Equity Incentive Plan (incorporated by reference to Exhibit 10.3(c) to Accelrys, Inc.’s Report on Form 10-K for the year ended March 31, 2005).

10.3#

Amendment to employment agreement, effective as of May 1, 2003, between the Company and Joseph A. Mollica, Ph.D. (incorporated by reference to exhibit 10.9(a) to Accelrys, Inc.’s report on Form 10-Q for the quarter ended March 31, 2003.)

10.4#	Form of Indemnity Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.48 to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 1998).

10.5#	Accelrys, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.23 to Accelrys, Inc.’s Report on form 10-K for the year ended December 31, 2000).

10.6#	Accelrys, Inc. Executive Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.52 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended March 31, 2000).

10.7#

Separation Agreement and Release of Claims dated September 30, 2002, by and between Accelrys, Inc. and Michael R. Stapleton (incorporated by reference to Exhibit 10.25/a to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 2002).

10.8

Lease, dated August 20, 2003, between Accelrys, Inc. and Eastpark at 8A (Building 1000) (incorporated by reference to Exhibit 10.35 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended September 30, 2003).

10.9

Lease, dated August 20, 2003, between Accelrys, Inc. and Eastpark at 8A (Building 3000) (incorporated by reference to Exhibit 10.36 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended September 30, 2003).

Exhibit Number	Description
10.10	Sublease, dated May 18, 2004, between Accelrys, Inc. and Pfizer Inc. (incorporated by reference to Exhibit 10.18 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended December 31, 2004).

10.11	Lease, dated May 18, 2004, between Accelrys, Inc. and AGRRI Seaview, L.LC. (incorporated by reference to Exhibit 10.19 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended December 31, 2004).

10.12

Sublease, dated January 27, 2005, between Accelrys, Inc. and QUALCOMM Incorporated (incorporated by reference to Exhibit 10.20 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended December 31, 2004).

10.13#	R. William Taylor employment letter (incorporated by reference to Exhibit 10.23 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended December 31, 2004).

10.14#	Separation Agreement and Release for John J. Hanlon (incorporated by reference to Exhibit 10.24 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended December 31, 2004).

10.15#

Separation Agreement and Mutual Release, dated October 4, 2005, between Accelrys, Inc. and Mahesh Krishnamurthy (incorporated by reference to Exhibit 10.11 to Accelrys, Inc.’s Form 8-K dated October 11, 2005).

10.16#	Letter of Employment, dated September 29, 2005, between Accelrys, Inc. and Richard Murphy (incorporated by reference to Exhibit 99.1 to Accelrys, Inc.’s Form 8-K dated October 19, 2005).

10.17#	Accelrys, Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 to Accelrys, Inc.’s Report on Form S-8 filed on August 26, 2005).

10.18#

Form of Stock Option Award Agreement pursuant to Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to Accelrys, Inc.’s Report on Form S-8 filed on August 26, 2005).

10.19#	Form of SAR Award Agreement pursuant to Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to Accelrys, Inc.’s Report on Form S-8 filed on August 26, 2005).

10.20#

Form of Restricted Stock Award Agreement pursuant to Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to Accelrys, Inc.’s Report on Form S-8 filed on August 26, 2005).

10.21#

Form of Restricted Stock Unit Award Agreement pursuant to Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to Accelrys, Inc.’s Report on Form S-8 filed on August 26, 2005).

10.22#

Terms of continuing employment of Matthew Hahn, dated as of August 12, 2005 (incorporated by reference to Exhibit 10.3 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended September 30, 2005).

10.23

Sublease, dated May 10, 2006, between Accelrys, Inc., Accelrys, Ltd., QUALCOMM Inc., and QUALCOMM UK Ltd. (incorporated by reference to Exhibit 10.33 to Accelrys, Inc.’s Report on Form 10-K for the year ended March 31, 2006).

10.24#

Employment Agreement dated May 21, 2006 by and between Accelrys, Inc. and Mark J. Emkjer. (incorporated by reference to Exhibit 10.34 to Accelrys, Inc.’s Report on Form 10-K for the year ended March 31, 2006).

10.25#	Fiscal year 2007 Management Incentive Plan. (incorporated by reference to Exhibit 10.35 to Accelrys, Inc.’s Report on Form 10-K for the year ended March 31, 2006).

10.26

Employment Transition and Separation Agreement, dated June 14, 2006, between Accelrys, Inc. and David M. Sankaran (incorporated by reference to Exhibit 99.1 to Accelrys, Inc.’s Form 8-K dated June 15, 2006)

Exhibit Number	Description
10.27#	Letter of Employment, dated September 1, 2006, between Accelrys, Inc. and Rick E. Russo (incorporated by reference to Exhibit 99.1 to Accelrys, Inc.’s Form 8-K dated September 6, 2006)

10.28#	Letter of Employment, dated September 6, 2006, between Accelrys, Inc. and Frank K. Brown, Ph.D. (incorporated by reference to Exhibit 99.3 to Accelrys, Inc.’s Form 8-K dated September 28, 2006)

10.29#

Second Amendment to Employment Agreement, dated September 26, 2006, between Accelrys, Inc. and Mathew Hahn, Ph.D. (incorporated by reference to Exhibit 99.2 to Accelrys, Inc.’s Form 8-K dated September 28, 2006)

10.30#	Form of Employment Agreement between Accelrys, Inc. and certain of its executives (incorporated by reference to Exhibit 10.5 to Accelrys, Inc.’s Form 10-Q for the quarter ended September 30, 2006)

10.31#

Amendment to Employment Agreement, dated February 1, 2007, between Accelrys, Inc. and Nicholas Austin (incorporated by reference to Exhibit 10.2 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended December 31, 2006).

10.32#*	Fiscal year 2008 Management Incentive Plan.

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Accelrys, Inc.’s Report on Form 8-K filed on February 5, 2005.)

21.1*	Subsidiaries of Accelrys, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Section 302 Certification of the Principal Executive Officer

31.2*	Section 302 Certification of the Principal Financial Officer

32.1*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

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
RICK E. RUSSO
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Chief Financial Officer)

Date: June 4, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark J. Emkjer and Rick E. Russo, jointly and severally, as his or her attorney-in-fact, each with full power of substitution, for him or her, in any and all capacities, to sign each amendment to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ MARK J. EMKJER	Director, President and Chief Executive Officer	June 4, 2007
Mark J. Emkjer	(Principal Executive Officer)

/s/ RICK E. RUSSO	Senior Vice President and Chief Financial Officer	June 4, 2007
Rick E. Russo	(Principal Financial Officer)

/s/ KENNETH L. COLEMAN	Chairman of the Board of Directors	June 4, 2007
Kenneth L. Coleman

/s/ GARY E. COSTLEY, Ph.D.	Director	June 4, 2007
Gary E. Costley, Ph.D.

/s/ RICARDO B. LEVY, Ph.D.	Director	June 4, 2007
Ricardo B. Levy, Ph.D.

/s/ CHRISTOPHER J. STEFFEN	Director	June 4, 2007
Christopher J. Steffen

[Rest of Page intentionally left blank]