Form 10-Q
period 2007-06-30
ACCELRYS, INC.
filed 2007-08-02
CIK 1002388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐   No ☒

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of July 20, 2007 was 26,669,631, net of treasury shares.

ACCELRYS, INC.

FORM 10-Q — QUARTERLY REPORT

For The Quarterly Period Ended June 30, 2007

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Accelrys, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30, 2007	March 31, 2007

Assets
Current assets:
Cash and cash equivalents	$37,275	$33,247
Marketable securities	23,154	29,322
Trade receivables, net of allowance for doubtful accounts of $214 and $213 as of June 30, 2007 and March 31, 2007, respectively	10,074	18,617
Prepaid expenses, deferred tax assets and other current assets	4,304	8,652
Total current assets	74,807	89,838
Restricted cash and marketable securities	8,233	8,188
Property and equipment, net	5,670	6,049
Goodwill	42,663	42,663
Purchased intangible assets, net	6,756	7,138
Other assets	546	725
Total assets	$138,675	$154,601
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$810	$1,199
Accrued liabilities	3,852	10,911
Accrued compensation and benefits	5,600	8,353
Current portion of accrued restructuring charges	527	673
Current portion of deferred revenue	45,002	53,218
Total current liabilities	55,791	74,354
Deferred revenue, net of current portion	2,138	2,915
Deferred tax liability	633	505
Accrued restructuring charges, net of current portion	1,468	1,371
Lease-related liabilities, net of current portion	6,356	6,466
Stockholders’ equity:
Preferred stock, $.0001 par value; 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 40,000 shares authorized; 27,314 and 27,155 shares issued at June 30, 2007 and March 31, 2007, respectively	3	3
Additional paid-in capital	260,623	259,435
Lease guarantee	(556)	(572)
Treasury stock; 644 shares at each of June 30, 2007 and March 31, 2007	(8,340)	(8,340)
Accumulated deficit	(180,555)	(182,681)
Accumulated other comprehensive income	1,114	1,145
Total stockholders’ equity	72,289	68,990
Total liabilities and stockholders’ equity	$138,675	$154,601

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2007	2006

Revenue	$20,101	$20,150
Cost of revenue	3,507	3,656
Gross margin	16,594	16,494

Operating expenses:
Product development	4,309	5,126
Sales and marketing	7,540	7,066
General and administrative	3,915	4,718
Total operating expenses	15,764	16,910
Operating income (loss)	830	(416)
Interest and other income, net	992	484
Income before taxes	1,822	68
Income tax expense	403	397
Net income (loss)	$1,419	$(329)

Basic and diluted net income (loss) per share amounts	$0.05	$(0.01)
Weighted average shares used to compute net income (loss) per share:
Basic	26,552	26,208
Diluted	26,884	26,208

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.
Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$1,419	$(329)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	596	820
Amortization of purchased intangible assets	381	384
Non-cash stock-based compensation	903	1,009
Deferred income taxes	(384)	63
Other	(86)	406
Changes in operating assets and liabilities:
Trade receivables	8,412	4,855
Prepaid expenses and other current assets	(367)	(619)
Other assets	27	(937)
Accounts payable	(423)	(588)
Accrued liabilities	(3,736)	(2,178)
Deferred revenue	(8,679)	(7,820)
Net cash used in operating activities	(1,937)	(4,934)
Cash flows from investing activities:
Purchases of property and equipment, net	(183)	(156)
Purchases of marketable securities	(2,635)	(16,757)
Proceeds from maturities of marketable securities	8,850	13,800
Net cash provided by (used in) investing activities	6,032	(3,113)
Cash flows from financing activities:
Proceeds from issuance of common stock	325	311
Net cash provided by financing activities	325	311
Effect of changes in exchange rates on cash and cash equivalents	(392)	917
Increase (decrease) in cash and cash equivalents	4,028	(6,819)
Cash and cash equivalents at beginning of period	33,247	24,656
Cash and cash equivalents at end of period	$37,275	$17,837

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Notes to Condensed Consolidated Financial Statements

1.                       Basis of Presentation and Significant Accounting Policies

Financial Statement Preparation

The condensed consolidated financial statements of Accelrys, Inc. (“we”, “our”, or “us”) as of June 30, 2007, and for the three months ended June 30, 2007 and 2006 are unaudited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented.

Our business is subject to seasonal variations.  Historically, we have received approximately two-thirds of our annual customer orders in the second half of our fiscal year. In accordance with our revenue recognition policies, the revenue associated with these orders is generally recognized over the contractual license term. Therefore, because we accrue sales commissions and royalties upon the invoicing of customer orders, we have historically experienced an increase in operating costs and expenses during the second half of our fiscal year. Additionally, our cash flows from operations have historically been positive in the fiscal quarter ended March 31 as we collect the accounts receivable generated from these customer orders, while we have historically experienced negative cash flows from operations in the other three fiscal quarters. As a result of these and other seasonal variations, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and that the interim financial results for the periods presented in this quarterly report are not necessarily indicative of results for a full year or for any subsequent interim period.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the previously reported financial statements have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation, income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual future results could differ from those estimates.

Revenue Recognition

We recognize revenues in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

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

Professional Services.   We provide certain services to our customers, including non-complex product training, installation, implementation and other professional services which are non-essential to the operation of the software.  We also perform professional services for our customers designed to enhance the value of our software products by creating extensions to functionality to address a client’s specific business needs.  When sold separately, revenue from these services is recorded under the proportional performance or completed performance method.

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

Software Development Costs

We account for costs incurred to develop our software products in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed. Accordingly, costs incurred in the research and development of new software products and significant enhancements to existing software products are expensed as incurred until the technological feasibility of the product has been established. Technological feasibility occurs shortly before our software products are available for general release, and we have determined that costs eligible for capitalization are not material. Accordingly, there were no software development costs capitalized as of June 30, 2007 or March 31, 2007.

Share Based Compensation

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

Income Taxes

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

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), effective April 1, 2007.  FIN No. 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. We recognize the impact of an uncertain income tax position taken on our income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained.  See Note 4 for additional information on our adoption of the provisions of FIN No. 48.

Interest and penalties related to income tax matters are recognized in income tax expense.  During the three months ended June 30, 2007 and 2006 we did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of June 30, 2007.

2.                       Net Income (Loss) Per Share

We compute net income (loss) per share pursuant to SFAS No. 128, Earnings Per Share. Accordingly, basic net income (loss) per share and diluted net loss per share are computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents.  Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common stock and common stock equivalents outstanding during the period.  Potentially dilutive common share equivalents consist of vested in-the-money common stock options and unvested restricted stock units (“RSUs”).

	Three Months Ended June 30,
	2007	2006

Numerator:
Net income (loss)	$1,419	$(329)

Denominator:
Weighted average common shares outstanding	26,552	26,208
Dilutive potential common stock equivalents	332	—
Weighted average shares and dilutive potential common shares	26,884	26,208

Basic and diluted net income (loss) per share:	$0.05	$(0.01)

Potentially dilutive common share equivalents that were excluded from the diluted net income (loss) per share calculations as their effect would be anti-dilutive totaled approximately 3.4 million shares and 2.1 million shares for the three months ended June 30, 2007 and 2006, respectively.

3.                       Share-Based Payments

Share-Based Compensation Plans

On August 2, 2005, our stockholders approved the Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan authorizes the grant of equity awards to purchase the number of shares of our common stock equal to the sum of (i) 1,900,000 shares and (ii) the number of shares of common stock underlying any stock awards granted under certain prior share-based compensation plans that expire or are cancelled or forfeited without having been exercised in full or that are repurchased by us. Potential types of equity awards that may be granted under the 2004 Plan to our officers, directors, employees and consultants include stock options, restricted stock awards, common stock awards, stock appreciation rights, performance awards and deferred stock units. Pursuant to the 2004 Plan, any shares of common stock that are awarded under the 2004 Plan as restricted stock awards, common stock awards, performance awards or deferred stock units (but not as stock options or stock appreciation rights) are counted against the maximum number of shares of common stock available for issuance under the 2004 Plan based on a 1.15-to-1 ratio. The terms and conditions of specific awards are set at the discretion of our board of directors although generally awards vest over not more than five years, expire no later than ten years from the date of grant and do not have exercise prices less than the fair market value of the underlying common stock on the date of grant. At June 30, 2007, approximately 1,714,000 shares of our common stock remain available for issuance pursuant to awards granted under the 2004 Plan.

On August 2, 2005, our stockholders also approved the 2005 Employee Stock Purchase Plan (the “ESPP”), under which we have reserved 1,000,000 shares of our common stock for issuance. Under the ESPP, employees may defer up to 10% of their base salary to purchase shares of our common stock, up to a maximum of 1,000 shares. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable offering period or the applicable purchase date. To date, we have issued 138,000 shares under the ESPP and 862,000 shares remain available for future issuance under the ESPP as of June 30, 2007.

We also maintain certain other share-based compensation plans, under which we did not grant awards during fiscal year 2007 and do not intend to grant any further awards in the future.

Our share-based compensation plans contain a provision that allows eligible participants to continue to vest in their stock options upon their retirement, as that term is defined in the plans. To be eligible for continued vesting, participants must be at least 55 years of age and have 5 years of service at the time of their retirement.  Awards granted under the 2004 Plan beginning in fiscal year 2008 do not contain this retirement benefit.

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

Share-Based Award Activity

Our stock options generally vest over four years and have a contractual term of 10 years.  A summary of stock option activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(In thousands, except per share amounts and years)
Outstanding at April 1, 2007	3,730	$7.67
Granted	40	6.24
Exercised	(7)	4.55
Expired/Forfeited	(301)	10.67
Outstanding at June 30, 2007	3,462	$7.40	$786	7.0
Exercisable at June 30, 2007	2,217	$8.20	$561	5.8

RSUs granted under the 2004 Plan vest annually over three years and, once vested, do not expire. Upon vesting of an RSU, employees are generally issued an equivalent number of shares of our common stock. A summary of RSU activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands, except per share amounts)
Unvested at April 1, 2007	439	$6.73
Granted	375	6.34
Vested	(97)	7.19
Forfeited	(3)	6.86
Unvested at June 30, 2007	714	$6.46

Share-Based Compensation Expense

The estimated fair value of our share-based awards is recognized as a charge against income on a straight-line basis over the requisite service period, which is the generally the vesting period of the award. Total stock-based compensation expense recognized in our condensed consolidated statements of operations for the three months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended June 30,
	2007	2006

Cost of revenue	$81	$71
Product development	230	345
Sales and marketing	201	159
General and administrative	391	434
Total stock-based compensation expense	$903	$1,009

No stock-based compensation expense was capitalized in the periods presented. At June 30, 2007, the gross amount of unrecognized stock-based compensation expense relating to unvested share-based awards was approximately $8.8 million, which we anticipate recognizing as a charge against income over a weighted average period of 1.26 years.

4.                       Income Taxes

As a result of our adoption of FIN No. 48 on April 1, 2007, we reversed a previously recorded income tax reserve with a corresponding adjustment to beginning retained earnings of $0.7 million.

Due to uncertainties surrounding our ability to generate future taxable income, a valuation allowance of $71.6 million has been established to offset our gross deferred tax asset as of April 1, 2007, which primarily consists of federal and state net operating loss carryforwards (“NOLs”).  The future utilization of our NOLs to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.  We plan to complete an assessment of such ownership changes under Sections 382 and 383 of the Internal Revenue Code in fiscal year 2008.  As a result of this assessment, our future utilization of NOLs could be materially impacted; however, we are unable to estimate the range of possible outcomes at this time.  Until such an assessment is completed and any limitation on future utilization of NOLs known, no amounts are being presented as an uncertain tax position under FIN No. 48.  Accordingly, we had no unrecognized tax benefits upon our adoption of FIN No. 48 on April 1, 2007.  Additionally, if as a result of this assessment we determine that we do have an uncertain tax position, future changes in our unrecognized tax benefits will not impact our effective tax rate as we have a full valuation allowance against our NOLs.  Any NOLs that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

We are subject to taxation in the U.S., various state jurisdictions, the United Kingdom, France, Germany, and Japan.  Our tax years from 1993 forward are subject to examination by the U.S. and various other state jurisdictions due to the carryforward of unutilized net operating losses and research and development credits.  Our tax years from fiscal year 2006 forward are subject to examination by the United Kingdom taxing authorities and from fiscal year 2003 forward are subject to examination by the Japanese taxing authorities.

At March 31, 2007, our wholly-owned Japanese subsidiary, Accelrys, K.K., recognized an income tax payable and associated deferred tax asset of $4.8 million for revenue recognized for Japanese income tax purposes in advance of being recognized for book purposes as a result of the change in our revenue recognition policy in connection with the restatement of our previously issued consolidated financial statements. In the first quarter of fiscal year 2008, we pursued alternative tax return positions that were consistent with Japanese tax law and filed Accelrys K.K.’s fiscal year 2007 income tax return.  As a result, Accelrys K.K.’s income tax obligation was reduced to $0.6 million, which was paid during the first quarter of fiscal year 2008.  The associated deferred tax asset was reversed in the same period.

4.                       Comprehensive Income

For the three months ended June 30, 2007 and 2006, comprehensive income consists of the following:

	Three Months Ended June 30,
	2007	2006
	(In thousands)
Net income (loss)	$1,419	$(329)
Foreign currency translation adjustment	(86)	654
Unrealized gain on marketable securities	55	60
Total comprehensive income	$1,388	$385

5.                       Segment Information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, our operations have been aggregated into one reportable segment given the similarities of economic characteristics between the operations and the common nature of the products, services and customers.

6.                       Guarantees

Guarantee of Lease Obligation of Others

On April 30, 2004, we spun-off our drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. (“PDD”), into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. The landlords of our New Jersey facilities, which were used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $21 million as of June 30, 2007. In the event that PDD defaults on their lease commitment, we are permitted under the guarantee to sublease the facility in order to mitigate our lease obligation.  In accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair market value of the guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. The liability for our guarantee of the lease obligation was $0.6 million at each of June 30, 2007 and March 31, 2007.

Other Guarantees and Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of June 30, 2007.

7.                       Restructuring Activities

The following summarizes the changes in our accrued restructuring charges liability:

	Severance and Related Costs	Lease Obligation Exit and Facility Closure Costs	Total

Balance at March 31, 2006	$1,065	$3,209	$4,274
Additional severance and lease abandonment charges	611	355	966
Adjustments to liability	—	237	237
Cash payments	(1,591)	(2,230)	(3,821)
Effect of foreign exchange	79	309	388
Balance at March 31, 2007	164	1,880	2,044
Additional severance and lease abandonment charges	55	—	55
Adjustments to liability	—	16	16
Cash payments	(55)	(101)	(156)
Effect of foreign exchange	1	35	36
Balance at June 30, 2007	$165	$1,830	$1,995

Prior to fiscal year 2005, we implemented various actions designed to improve our operations and overall financial performance through workforce reductions and the abandonment of leased facilities.  All severance benefits related to the workforce reductions in these periods have been fully paid.  Our remaining obligations under the lease obligations terminate in fiscal year 2008.

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

In March 2006, we implemented various actions designed to realign our resources with our portfolio of products and services, eliminate redundancies in our workforce and streamline our operations through workforce reductions and abandoning two leased facilities in the United Kingdom. As a result of the implementation of these actions, we recognized a charge of $3.2 million, consisting of $1.8 million in severance benefits from the termination of approximately 50 employees and $1.4 million for our future lease obligations related to the abandoned facility, net of estimated future sublease income. In fiscal year 2007, we recognized a charge of $0.3 million for estimated additional severance benefits to be paid to certain employees terminated under the original restructuring plan and associated legal expenses.  We anticipate completing the payment of severance benefits in the second quarter of fiscal year 2008. Additionally, in fiscal year 2007 we recorded an additional lease abandonment charge of $0.3 million.  The lease obligations for the abandoned facilities terminate in fiscal years 2013 and 2022.

As a result of the substantial completion of our product modernization and integration efforts, in December 2006, we implemented a restructuring plan which resulted in the closure of our research and development facility in Bangalore, India, and the termination of approximately 60 research and development employees.  As a result of the implementation of the restructuring plan, we recognized a charge of $0.8 million, consisting of $0.3 million of severance benefits and $0.5 million of asset impairment charges and other facility closure costs during fiscal year 2007. The severance benefits and facility closure costs were fully paid in the fourth quarter of fiscal year 2007.

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

Our Marketplace

Historically, we have primarily sold molecular modeling and simulation software. The market for molecular modeling and simulation products in the pharmaceutical and biotechnology industries is challenging due to the maturity of the market, industry consolidation, reduction in the level of discovery research activity, and increased competition, including competition from open source software. We also sell modeling and simulation products to the chemical, petrochemical and materials industries. We believe these industries are in the early stages of adoption of these technologies. Thus we believe the market for our products within these industries is nascent and has experienced modest growth over the past several years. Following the acquisition of SciTegic, Inc. (“SciTegic”), we began to offer data-pipelining and workflow software. This technology is widely applicable within our target industries and represents a significant growth opportunity. There is currently limited competition in our targeted industries to this technology, which is experiencing growth within our customer base.

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

A key enabler of this strategy is the scientific operating platform we acquired through our SciTegic acquisition. We are utilizing this technology to enable our customers to build solutions which allow them to integrate scientific software and content from across the research and development spectrum. Selling solutions is fundamentally different than our traditional sale of stand-alone modeling and simulation products. We are focused on enhancing our sales processes to emphasize solutions-selling and strategic account management. We are also expanding our professional services capabilities to enable our customers to deploy these solutions.

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

Critical Accounting Policies

The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. There have been no significant changes in our critical accounting policies and estimates from March 31, 2007, other than as described below.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), effective April 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. We recognize the impact of an uncertain income tax position taken on our income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained.

Results of Operations

Historically, we have received approximately two-thirds of our annual customer orders in the second half of our fiscal year. In accordance with our revenue recognition policies, the revenue associated with these orders is generally recognized over the contractual license term. Therefore, because we accrue sales commissions and royalties upon the invoicing of customer orders, we have historically experienced an increase in operating costs and expenses during the second half of our fiscal year. As a result of these and other seasonal variations, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and that the interim financial results for the periods presented in this Report are not necessarily indicative of results for a full year or for any subsequent interim period.

Comparison of the Three Months Ended June 30, 2007 and 2006

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Three Months Ended June 30,
	2007	2006

Revenue	100%	100%
Cost of revenue	17%	18%
Gross margin	83%	82%

Operating expenses:
Product development	21%	25%
Sales and marketing	38%	35%
General and administrative	20%	23%
Total operating expenses	79%	84%
Operating income (loss)	4%	(2)%
Interest and other income, net	5%	2%
Income (loss) before income taxes	9%	—%
Income tax expense	2%	2%
Net income (loss)	7%	(2)%

Revenue

Revenue decreased slightly to $20.1 million for the three months ended June 30, 2007, as compared to $20.2 million for the three months ended June 30, 2006. The decrease was primarily attributable to reduced revenues in our legacy modeling and simulation products, partially offset by continued growth in our scientific operating platform product line.

Cost of Revenue

Cost of revenue decreased 4% to $3.5 million for the three months ended June 30, 2007, as compared to $3.7 million for the three months ended June 30, 2006. As a percentage of revenue, cost of revenue decreased to 17% for the three months ended June 30, 2007, as compared to 18% for the three months ended June 30, 2006.  The decrease in cost of revenue was primarily attributable to a decrease in fulfillment costs of $0.1 million driven by increased electronic software distribution to our customers.  We also incurred approximately $0.1 million less in royalty costs, primarily due to a more favorable product mix, as well as a slight decrease in sales volume in the current quarter.

Operating Expenses

Product Development Expenses. Product development expenses decreased 16% to $4.3 million for the three months ended June 30, 2007, as compared to $5.1 million for the three months ended June 30, 2007. As a percentage of revenue, product development decreased to 21% for the three months ended June 30, 2007, as compared to 25% for the three months ended June 30, 2006. The decrease in product development expenses was primarily attributable to savings of approximately $0.7 million resulting from the closure of our research and development facility in Bangalore, India in the fourth quarter of fiscal year 2007.

Sales and Marketing Expenses. Sales and marketing expenses increased 7% to $7.5 million for the three months ended June 30, 2007, as compared to $7.1 million for the three months ended June 30, 2006. As a percentage of revenue, sales and marketing expenses increased to 38% for the three months ended June 30, 2007, as compared to 35% for the three months ended June 30, 2006. The increase in sales and marketing expense is primarily attributable to an increase in personnel related costs of $0.3 million associated with our expanded sales and sales support organization.

General and Administrative Expenses. General and administrative expenses decreased 17% to $3.9 million for the three months ended June 30, 2007, as compared to $4.7 million for the three months ended June 30, 2006. As a percentage of revenue, general and administrative expenses decreased to 20% for the three months ended June 30, 2007, as compared to 23% for the three months ended June 30, 2006. The decrease was primarily attributable to outside consulting and accounting fees incurred during the first quarter of fiscal year 2007 in connection with the restatement of our previously issued consolidated financial statements which were not incurred in the current quarter.

Net Interest and Other Income

Net interest and other income was $1.0 million for the three months ended June 30, 2007, as compared to $0.5 million for the three months ended June 30, 2006. The increase in net interest and other income was primarily attributable to favorable fluctuations in foreign currencies resulting from the cash settlement of certain intercompany transactions and higher interest rates obtained on our cash and marketable securities balances during the current quarter.

Income Tax Expense

Income tax expense was $0.4 million for each of the three months ended June 30, 2007 and 2006.

Liquidity and Capital Resources

We had cash, cash equivalents, marketable securities, and restricted cash and marketable securities of $68.7 million as of June 30, 2007, as compared to $70.8 million as of March 31, 2007, a decrease of $2.1 million. The decrease in cash, cash equivalents, marketable securities and restricted cash and marketable securities during the three months ended June 30, 2007 was primarily attributable to cash used in operations of $1.9 million, $0.2 million in net property and equipment purchases and a $0.4 million effect on cash and cash equivalents of changes in foreign currency rates.  These were offset by proceeds of $0.3 million from the issuance of our common stock under employee stock plans. Our operating cash flows on a quarterly basis are significantly impacted by changes in accounts receivable balances. Due to the seasonality of our business, accounts receivable balances have historically increased significantly in the third quarter of each fiscal year as a result of higher order intake. The collection of these accounts receivable balances has generally resulted in positive cash flows from operations in the fourth quarter of each fiscal year, while we have historically experienced negative cash flows from operations in the other three fiscal quarters.

Net cash used in operating activities was $1.9 million for the three months ended June 30, 2007, as compared to $4.9 million for the three months ended June 30, 2006. The decrease in cash used in operating activities was primarily attributable to reduced operating expenditures.

Net cash provided by investing activities was $6.0 million for the three months ended June 30, 2007, as compared to net cash used in investing activities of $3.1 million for the three months ended June 30, 2006. Significant components of cash flows from investing activities for the three months ended June 30, 2007 included net purchases of property and equipment of $0.2 million and a net decrease in our marketable securities portfolio of $6.2 million. Significant components of cash flows used in investing activities for the three months ended June 30, 2006 included $0.2 million of net purchases of property and equipment and a net increase in our marketable securities portfolio of $3.0 million.

Net cash provided by financing activities was $0.3 million for each of the three months ended June 30, 2007 and 2006.  Cash flows from financing activities for both periods consisted solely of proceeds from the issuance of our common stock under employee stock plans.

At March 31, 2007, our Accelrys, K.K. subsidiary recognized an income tax payable and associated deferred tax asset of $4.8 million for revenue recognized for Japanese income tax purposes in advance of being recognized for book purposes as a result of the change in our revenue recognition policy in connection with the restatement of our previously issued consolidated financial statements.  In the first quarter of fiscal year 2008 we pursued alternative tax return positions that were consistent with Japanese tax law and filed Accelrys K.K.’s fiscal year 2007 income tax return.  As a result, Accelrys K.K.’s income tax obligation was reduced to $0.6 million, which was paid during the first quarter of fiscal year 2008.  The associated deferred tax asset was reversed in the same period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. Our exposures to market risk have not changed materially since March 31, 2007.

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

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, those controls.

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

Certain Risks Related to Our Marketplace and Environment

Our revenue from the sale of modeling and simulation software to the life science discovery research marketplace, which has historically constituted a significant portion of our overall revenue, has been declining over the past several years and may continue to decline in future years.   Historically we have derived a significant portion of our revenue from the sale of modeling and simulation software to the discovery research departments in pharmaceutical and biotechnology companies. Such revenues have been declining over the past several years. We believe this decline is due to several factors, including increased competition, including competition from open source software, industry consolidation, a general reduction in the level of discovery research activity by our customers, and reductions in profit and related information technology spending by our customers. If such declines continue and we do not increase the revenue we derive from our other product and service offerings, our business could be adversely impacted.

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

We may be required to indemnify Pharmacopeia Drug Discovery, Inc. (“PDD”), or may not be able to collect on indemnification rights from PDD.   On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of the spin-off, we agreed to indemnify the indebtedness, liabilities and obligations of PDD. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under certain facility leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be as significant as the remaining future minimum lease payments, which totaled approximately $21 million as of June 30, 2007. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any failure by PDD to satisfy its obligations and any required payment by us could have a material adverse effect on our business.

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

As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares.   As of July 20, 2007, the top ten institutional holders of our common stock held approximately 60% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

Date: August 2, 2007