Form 10-Q
period 2007-09-30
ACCELRYS, INC.
filed 2007-11-08
CIK 1002388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of October 24, 2007 was 26,695,604, net of treasury shares.

ACCELRYS, INC.

FORM 10-Q — QUARTERLY REPORT

For The Quarterly Period Ended September 30, 2007

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Accelrys, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30, 2007	March 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,811	$33,247
Marketable securities	24,877	29,322
Trade receivables, net of allowance for doubtful accounts of $213 as of September 30, 2007 and March 31, 2007	10,011	18,617
Prepaid expenses, deferred tax assets and other current assets	3,813	8,652

Total current assets	70,512	89,838
Restricted cash and marketable securities	8,199	8,188
Property and equipment, net	5,267	6,049
Goodwill	42,663	42,663
Purchased intangible assets, net	6,375	7,138
Other assets	573	725

Total assets	$133,589	$154,601

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$852	$1,199
Accrued liabilities	4,304	10,911
Accrued compensation and benefits	5,863	8,353
Current portion of accrued restructuring charges	585	673
Current portion of deferred revenue	36,852	53,218

Total current liabilities	48,456	74,354
Deferred revenue, net of current portion	1,948	2,915
Deferred tax liability	761	505
Accrued restructuring charges, net of current portion	1,377	1,371
Lease-related liabilities, net of current portion	6,152	6,466
Stockholders’ equity:
Preferred stock, $.0001 par value; 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 60,000 shares authorized; 27,344 and 27,155 shares issued at September 30, 2007 and March 31, 2007, respectively	3	3
Additional paid-in capital	261,583	259,435
Lease guarantee	(541)	(572)
Treasury stock; 644 shares at each of September 30, 2007 and March 31, 2007	(8,340)	(8,340)
Accumulated deficit	(178,913)	(182,681)
Accumulated other comprehensive income	1,103	1,145

Total stockholders’ equity	74,895	68,990

Total liabilities and stockholders’ equity	$133,589	$154,601

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Revenue	$19,663	$20,232	$39,764	$40,382
Cost of revenue	3,445	3,537	6,952	7,193

Gross margin	16,218	16,695	32,812	33,189
Operating expenses:
Product development	4,296	4,916	8,605	10,042
Sales and marketing	7,141	6,568	14,681	13,634
General and administrative	3,525	4,367	7,440	9,085

Total operating expenses	14,962	15,851	30,726	32,761

Operating income	1,256	844	2,086	428
Interest and other income, net	701	360	1,693	844

Income before taxes	1,957	1,204	3,779	1,272
Income tax expense	317	269	720	666

Net income	$1,640	$935	$3,059	$606

Basic and diluted net income per share amounts	$0.06	$0.04	$0.11	$0.02
Weighted average shares used to compute net income per share:
Basic	26,684	26,293	26,623	26,252
Diluted	27,076	26,420	26,985	26,387

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$3,059	$606
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,143	1,576
Amortization of purchased intangible assets	762	768
Non-cash stock-based compensation	1,868	2,336
Deferred income taxes	(78)	—
Other	(220)	795
Changes in operating assets and liabilities:
Trade receivables	8,794	7,595
Prepaid expenses and other current assets	232	39
Other assets	369	(1,204)
Accounts payable	(388)	(905)
Accrued liabilities	(3,533)	(2,363)
Deferred revenue	(18,014)	(17,009)

Net cash used in operating activities	(6,006)	(7,766)
Cash flows from investing activities:
Purchases of property and equipment, net	(288)	(703)
Purchases of marketable securities	(8,106)	(22,538)
Proceeds from maturities of marketable securities	12,650	21,250

Net cash provided by (used in) investing activities	4,256	(1,991)
Cash flows from financing activities:
Proceeds from issuance of common stock	331	566

Net cash provided by financing activities	331	566
Effect of changes in exchange rates on cash and cash equivalents	(17)	1,408

Decrease in cash and cash equivalents	(1,436)	(7,783)
Cash and cash equivalents at beginning of period	33,247	24,656

Cash and cash equivalents at end of period	$31,811	$16,873

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies

Financial Statement Preparation

The condensed consolidated financial statements of Accelrys, Inc. (“we”, “our”, or “us”) as of September 30, 2007, and for the three and six months ended September 30, 2007 and 2006 are unaudited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented.

Our business is subject to seasonal variations. Historically, we have received approximately two-thirds of our annual customer orders in the second half of our fiscal year. In accordance with our revenue recognition policies, the revenue associated with these orders is generally recognized over the contractual license term. Therefore, because we accrue sales commissions and royalties upon the invoicing of customer orders, we have historically experienced an increase in operating costs and expenses and decrease in income during the second half of our fiscal year. Additionally, our cash flows from operations have historically been positive in the fiscal quarter ended March 31 as we collect the accounts receivable generated from these customer orders, while we have historically experienced negative cash flows from operations in the other three fiscal quarters. As a result of these and other seasonal variations, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and that the interim financial results for the periods presented in this quarterly report are not necessarily indicative of results for a full year or for any subsequent interim period.

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

Software Development Costs

We account for costs incurred to develop our software products in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed. Accordingly, costs incurred in the research and development of new software products and significant enhancements to existing software products are expensed as incurred until the technological feasibility of the product has been established. Technological feasibility occurs shortly before our software products are available for general release, and we have determined that costs eligible for capitalization are not material. Accordingly, there were no software development costs capitalized as of September 30, 2007 or March 31, 2007.

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

Expected Volatility. Volatility is a measure of the amount the stock price will fluctuate during the expected life of an award. We determine volatility based on our historical stock price volatility over the most recent period equivalent to the expected life of the award and the historical stock price volatilities of comparable publicly traded companies, giving consideration to company-specific events impacting historical volatility that are unlikely to occur in the future, such as the April 30, 2004 spin-off of Pharmacopeia Drug Discovery, Inc. (“PDD”), as well as anticipated future events that may impact volatility.

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

Interest and penalties related to income tax matters are recognized in income tax expense. During the three and six months ended September 30, 2007 and 2006 we did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of September 30, 2007.

2.	Net Income Per Share

We compute net income per share pursuant to SFAS No. 128, Earnings Per Share. Accordingly, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common stock and common stock equivalents outstanding during the period. Potentially dilutive common share equivalents consist of in-the-money common stock options and unvested restricted stock units (“RSUs”).

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Numerator:
Net income	$1,640	$935	$3,059	$606
Denominator:
Weighted average common shares outstanding	26,684	26,293	26,623	26,252
Dilutive potential common stock equivalents	392	127	362	135

Weighted average shares and dilutive potential common shares	27,076	26,420	26,985	26,387

Basic and diluted net income per share:	$0.06	$0.04	$0.11	$0.02

Potentially dilutive common share equivalents that were excluded from the diluted net income per share calculations as their effect would be anti-dilutive totaled approximately 3.0 million shares and 3.3 million shares for the three and six months ended September 30, 2007, respectively, and 3.3 million shares and 3.1 million shares for the three and six months ended September 30, 2006, respectively.

3.	Share-Based Payments

Share-Based Compensation Plans

On August 2, 2005, our stockholders approved the Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan authorizes the grant of equity awards to purchase the number of shares of our common stock equal to the sum of (i) 1,900,000 shares and (ii) the number of shares of common stock underlying any stock awards granted under certain prior share-based compensation plans that expire or are cancelled or forfeited without having been exercised in full or that are repurchased by us. Potential types of equity awards that may be granted under the 2004 Plan to our officers, directors, employees and consultants include stock options, restricted stock awards, common stock awards, stock appreciation rights, performance awards and deferred stock units. Pursuant to the 2004 Plan, any shares of common stock that are awarded under the 2004 Plan as restricted stock awards, common stock awards, performance awards or deferred stock units (but not as stock options or stock appreciation rights) are counted against the maximum number of shares of common stock available for issuance under the 2004 Plan based on a 1.15-to-1 ratio. The terms and conditions of specific awards are set at the discretion of our board of directors although generally awards vest over not more than five years, expire no later than ten years from the date of grant and do not have exercise prices less than the fair market value of the underlying common stock on the date of grant. At September 30, 2007, approximately 1,595,000 shares of our common stock remain available for issuance pursuant to awards granted under the 2004 Plan.

On August 2, 2005, our stockholders also approved the 2005 Employee Stock Purchase Plan (the “ESPP”), under which we have reserved 1,000,000 shares of our common stock for issuance. Under the ESPP, employees may defer up to 10% of their base salary to purchase shares of our common stock, up to a maximum of 1,000 shares. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable offering period or the applicable purchase date. To date, we have issued 138,000 shares under the ESPP and 862,000 shares remain available for future issuance under the ESPP as of September 30, 2007.

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

Pursuant to SFAS No. 123R, we accounted for the cancellation of the tendered stock options and concurrent grant of RSUs as a modification of the cancelled stock options. Accordingly, we measured the excess of the grant-date fair value of the RSUs over the fair value of the cancelled stock options at cancellation (the “incremental value”) and are recognizing the aggregate of the incremental value and the remaining unamortized grant-date fair value of the cancelled stock options of approximately $0.2 million as stock-based compensation expense over the requisite service period of the RSUs.

Share-Based Award Activity

Our stock options generally vest over four years and have a contractual term of 10 years. A summary of stock option activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(In thousands, except per share amounts and years)
Outstanding at April 1, 2007	3,730	$7.67
Granted	115	6.59
Exercised	9	4.83
Expired/Forfeited	344	10.40

Outstanding at September 30, 2007	3,492	7.37	$1,433	6.8

Exercisable at September 30, 2007	2,279	7.68	$987	5.9

RSUs granted under the 2004 Plan vest annually over three years and, once vested, do not expire. Upon vesting of an RSU, employees are generally issued an equivalent number of shares of our common stock. A summary of RSU activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands, except per share amounts)
Unvested at April 1, 2007	439	$6.73
Granted	452	6.33
Vested	128	6.09
Forfeited	10	6.57

Unvested at September 30, 2007	753	$6.60

Share-Based Compensation Expense

The estimated fair value of our share-based awards is recognized as a charge against income on a straight-line basis over the requisite service period, which is generally the vesting period of the award. Total stock-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Cost of revenue	$83	$83	$164	$154
Product development	227	393	457	738
Sales and marketing	250	221	451	380
General and administrative	405	630	796	1,064

Total stock-based compensation expense	$965	$1,327	$1,868	$2,336

No stock-based compensation expense was capitalized in the periods presented. At September 30, 2007, the gross amount of unrecognized stock-based compensation expense relating to unvested share-based awards was approximately $8.5 million, which we anticipate recognizing as a charge against income over a weighted average period of 1.3 years.

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

4.	Comprehensive Income

For the three and six months ended September 30, 2007 and 2006, comprehensive income consists of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net income	$1,640	$935	$3,059	$606
Foreign currency translation adjustment	(70)	200	(155)	854
Unrealized gain on marketable securities	61	235	116	295

Total comprehensive income	1,631	1,370	3,020	1,755

5.	Segment Information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, our operations have been aggregated into one reportable segment given the similarities of economic characteristics between the operations and the common nature of the products, services and customers.

6.	Guarantees

Guarantee of Lease Obligation of Others

On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. The landlords of our New Jersey facilities, which were used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $20.7 million as of September 30, 2007. In the event that PDD defaults on their lease commitment, we are permitted under the guarantee to sublease the facility in order to mitigate our lease obligation. In accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair market value of the guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. The liability for our guarantee of the lease obligation was $0.5 million and $0.6 million as of September 30, 2007 and March 31, 2007, respectively.

Other Guarantees and Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of September 30, 2007.

7.	Restructuring Activities

The following summarizes the changes in our accrued restructuring charges liability:

	Severance and Related Costs	Lease Obligation Exit and Facility Closure Costs	Total
Balance at March 31, 2006	$1,065	$3,209	$4,274
Additional severance and lease abandonment charges	611	355	966
Adjustments to liability	—	237	237
Cash payments	(1,591)	(2,230)	(3,821)
Effect of foreign exchange	79	309	388

Balance at March 31, 2007	164	1,880	2,044
Additional severance and lease abandonment charges	55	—	55
Adjustments to liability	—	55	55
Cash payments	(55)	(198)	(253)
Effect of foreign exchange	9	52	61

Balance at September 30, 2007	$173	$1,789	$1,962

Prior to fiscal year 2005, we implemented various actions designed to improve our operations and overall financial performance through workforce reductions and the abandonment of leased facilities. All severance benefits related to the workforce reductions in these periods have been fully paid. Our remaining obligations under the lease obligations terminate in fiscal year 2009.

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

In March 2006, we implemented various actions designed to realign our resources with our portfolio of products and services, eliminate redundancies in our workforce and streamline our operations through workforce reductions and abandoning two leased facilities in the United Kingdom. As a result of the implementation of these actions, we recognized a charge of $3.2 million, consisting of $1.8 million in severance benefits from the termination of approximately 50 employees and $1.4 million for our future lease obligations related to the abandoned facility, net of estimated future sublease income. In fiscal year 2007, we recognized a charge of $0.3 million for estimated additional severance benefits to be paid to certain employees terminated under the original restructuring plan and associated legal expenses. We anticipate completing the payment of severance benefits in the third quarter of fiscal year 2008. Additionally, in fiscal year 2007 we recorded an additional lease abandonment charge of $0.3 million. The lease obligations for the abandoned facilities terminate in fiscal years 2013 and 2022.

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

Overview

Our Business

We develop and commercialize scientific business intelligence software for the aggregation, mining, integration, analysis, simulation, management and interactive reporting of scientific data used by biologists, chemists, materials scientists, engineers, nanotechnology researchers, statisticians and executives, and information technology professionals for product design and drug discovery and development. Our technology and services are designed to meet the needs of today’s leading research and development organizations. Our customers include leading commercial, government and academic organizations. Many of the largest pharmaceutical, biotechnology, chemical, and petroleum companies worldwide use our products. We market our products and services worldwide, principally through our direct sales force, augmented by the use of third-party distributors.

Our Marketplace

Historically, we have primarily sold molecular modeling and simulation software. The market for molecular modeling and simulation products in the pharmaceutical and biotechnology industries is challenging due to the maturity of the market, industry consolidation, reduction in the level of discovery research activity, and increased competition, including competition from open source software. We also sell modeling and simulation products to the chemical, petrochemical and materials industries. We believe these industries are in the early stages of adoption of these technologies. Thus we believe the market for our products within these industries is nascent and has experienced modest growth over the past several years. We also sell chemical informatics products to both our life and materials sciences customers. Following the acquisition of SciTegic, Inc. (“SciTegic”), we began to offer a scientific operating platform. This technology is widely applicable within our target industries and represents a significant growth opportunity. There is currently limited competition in our targeted industries to this technology, which is experiencing growth within our customer base.

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

In addition to the activities underway in our sales and service functions, we continue to focus on the componentization of our entire suite of products on our Discovery Studio and Materials Studio platforms. In the second quarter of fiscal year 2008, we completed the migration of our life sciences applications to the Discovery Studio platform with the launch of Discovery Studio 2.0. The development, release, and timing of any new or upgraded features or functionality for our products remains at our sole discretion.

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

Results of Operations

Historically, we have received approximately two-thirds of our annual customer orders in the second half of our fiscal year. In accordance with our revenue recognition policies, the revenue associated with these orders is generally recognized over the contractual license term. Therefore, because we accrue sales commissions and royalties upon the invoicing of customer orders, we have historically experienced an increase in operating costs and expenses and decrease in income during the second half of our fiscal year. As a result of these and other seasonal variations, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and that the interim financial results for the periods presented in this Report are not necessarily indicative of results for a full year or for any subsequent interim period.

Comparison of the Three Months Ended September 30, 2007 and 2006

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Three Months Ended September 30,
	2007	2006
Revenue	100%	100%
Cost of revenue	18%	17%

Gross margin	82%	83%
Operating expenses:
Product development	22%	24%
Sales and marketing	36%	32%
General and administrative	18%	23%

Total operating expenses	76%	79%

Operating income	6%	4%
Interest and other income, net	4%	2%

Income before income taxes	10%	6%
Income tax expense	2%	1%

Net income	8%	5%

Revenue

Revenue decreased 3% to $19.7 million for the three months ended September 30, 2007, as compared to $20.2 million for the three months ended September 30, 2006. The decrease was primarily attributable to reduced revenues from de-emphasized products, partially offset by continued growth in our scientific operating platform product line.

Cost of Revenue

Cost of revenue decreased 3% to $3.4 million for the three months ended September 30, 2007, as compared to $3.5 million for the three months ended September 30, 2006. As a percentage of revenue, cost of revenue increased to 18% for the three months ended September 30, 2007, as compared to 17% for the three months ended September 30, 2006. The decrease in cost of revenue was primarily attributable to a $0.2 million decrease in personnel costs due to reduced headcount in our customer support department, partially offset by increased royalty costs of $0.1 million for product sold during the current quarter.

Operating Expenses

Product Development Expenses. Product development expenses decreased 13% to $4.3 million for the three months ended September 30, 2007, as compared to $4.9 million for the three months ended September 30, 2006. As a percentage of revenue, product development decreased to 22% for the three months ended September 30, 2007, as compared to 24% for the three months ended September 30, 2006. The decrease in product development expenses was primarily attributable to savings of approximately $0.5 million resulting from the closure of our research and development facility in Bangalore, India in the fourth quarter of fiscal year 2007.

Sales and Marketing Expenses. Sales and marketing expenses increased 9% to $7.1 million for the three months ended September 30, 2007, as compared to $6.6 million for the three months ended September 30, 2006. As a percentage of revenue, sales and marketing expenses increased to 36% for the three months ended September 30, 2007, as compared to 32% for the three months ended September 30, 2006. The increase in sales and marketing expense is primarily attributable to an increase in personnel and related costs of $0.4 million associated with our expanded sales organization.

General and Administrative Expenses. General and administrative expenses decreased 19% to $3.5 million for the three months ended September 30, 2007, as compared to $4.4 million for the three months ended September 30, 2006. As a percentage of revenue, general and administrative expenses decreased to 18% for the three months ended September 30, 2007, as compared to 23% for the three months ended September 30, 2006. The decrease was primarily attributable to a decrease of $0.2 million in personnel related costs, $0.2 million in stock-based compensation expense, and $0.4 million related to cost savings initiatives.

Net Interest and Other Income

Net interest and other income was $0.7 million for the three months ended September 30, 2007, as compared to $0.4 million for the three months ended September 30, 2006. The increase in net interest and other income was primarily attributable to higher average cash balances coupled with increased interest rates obtained on our cash and marketable securities balances during the current quarter.

Income Tax Expense

Income tax expense was $0.3 million for each of the three months ended September 30, 2007 and 2006.

Comparison of the Six Months Ended September 30, 2007 and 2006

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Six Months Ended September 30,
	2007	2006
Revenue	100%	100%
Cost of revenue	17%	18%

Gross margin	83%	82%

Operating expenses:
Product development	22%	25%
Sales and marketing	37%	34%
General and administrative	19%	22%

Total operating expenses	78%	81%

Operating income	5%	1%
Interest and other income, net	5%	2%

Income before income taxes	10%	3%
Income tax expense	2%	1%

Net income	8%	2%

Revenue

Revenue decreased 2% to $39.8 million for the six months ended September 30, 2007, as compared to $40.4 million for the six months ended September 30, 2006. The decrease was primarily attributable to reduced revenues from de-emphasized products, partially offset by continued growth in our scientific operating platform product line.

Cost of Revenue

Cost of revenue decreased 3% to $7.0 million for the six months ended September 30, 2007, as compared to $7.2 million for the six months ended September 30, 2006. As a percentage of revenue, cost of revenue decreased to 17% for the six months ended September 30, 2007, as compared to 18% for the six months ended September 30, 2006. The decrease in cost of revenue was primarily attributable to a decrease in fulfillment costs of $0.1 million driven by increased electronic software distribution to our customers, in addition to a $0.3 million decrease in personnel and related costs due to reduced headcount in our customer support department.

Operating Expenses

Product Development Expenses. Product development expenses decreased 14% to $8.6 million for the six months ended September 30, 2007, as compared to $10.0 million for the six months ended September 30, 2006. As a percentage of revenue, product development decreased to 22% for the six months ended September 30, 2007, as compared to 25% for the six months ended September 30, 2006. The decrease in product development expenses was primarily attributable to savings of approximately $1.2 million resulting from the closure of our research and development facility in Bangalore, India in the fourth quarter of fiscal year 2007 in addition to a decrease of $0.3 million in stock-based compensation expense.

Sales and Marketing Expenses. Sales and marketing expenses increased 8% to $14.7 million for the six months ended September 30, 2007, as compared to $13.6 million for the six months ended September 30, 2006. As a percentage of revenue, sales and marketing expenses increased to 37% for the six months ended September 30, 2007, as compared to 34% for the six months ended September 30, 2006. The increase in sales and marketing expense is primarily attributable to an increase in personnel and related costs of $0.8 million associated with our expanded sales organization.

General and Administrative Expenses. General and administrative expenses decreased 18% to $7.4 million for the six months ended September 30, 2007, as compared to $9.1 million for the six months ended September 30, 2006. As a percentage of revenue, general and administrative expenses decreased to 19% for the six months ended September 30, 2007, as compared to 22% for the six months ended September 30, 2006. The decrease was primarily attributable to $0.5 million of outside consulting and accounting fees incurred during the first quarter of fiscal year 2007 in connection with the restatement of our previously issued consolidated financial statements which were not incurred in the current quarter, in addition to a decrease of $0.3 million in stock-based compensation expense and $0.9 million related to cost savings initiatives.

Net Interest and Other Income

Net interest and other income was $1.7 million for the six months ended September 30, 2007, as compared to $0.8 million for the six months ended September 30, 2006. The increase in net interest and other income was primarily attributable to favorable fluctuations in foreign currencies resulting from the cash settlement of certain intercompany transactions and higher interest rates obtained on our cash and marketable securities balances during the current quarter.

Income Tax Expense

Income tax expense was $0.7 million for each of the six months ended September 30, 2007 and 2006.

Liquidity and Capital Resources

We had cash, cash equivalents, marketable securities, and restricted cash and marketable securities of $64.9 million as of September 30, 2007, as compared to $70.8 million as of March 31, 2007, a decrease of $5.9 million. The decrease in cash, cash equivalents, marketable securities and restricted cash and marketable securities during the six months ended September 30, 2007 was primarily attributable to cash used in operations of $6.0 million and $0.3 million in net property and equipment purchases. These were offset by proceeds of $0.3 million from the issuance of our common stock under employee stock plans. Our operating cash flows on a quarterly basis are significantly impacted by changes in accounts receivable balances. Due to the seasonality of our business, accounts receivable balances have historically increased significantly in the third quarter of each fiscal year as a result of higher order intake. The collection of these accounts receivable balances has generally resulted in positive cash flows from operations in the fourth quarter of each fiscal year, while we have historically experienced negative cash flows from operations in the other three fiscal quarters.

Net cash used in operating activities was $6.0 million for the six months ended September 30, 2007, as compared to $7.8 million for the six months ended September 30, 2006. The decrease in cash used in operating activities was primarily attributable to reduced operating expenditures.

Net cash provided by investing activities was $4.3 million for the six months ended September 30, 2007, as compared to net cash used in investing activities of $2.0 million for the six months ended September 30, 2006. Significant components of cash flows from investing activities for the six months ended September 30, 2007 included net purchases of property and equipment of $0.3 million and a net decrease in our marketable securities portfolio of $4.5 million. Significant components of cash flows used in investing activities for the six months ended September 30, 2006 included $0.7 million of net purchases of property and equipment and a net increase in our marketable securities portfolio of $1.3 million.

Net cash provided by financing activities was $0.3 million for the six months ended September 30, 2007 and $0.6 million for the six months ended September 30, 2006. Cash flows from financing activities for both periods consisted solely of proceeds from the issuance of our common stock under employee stock plans.

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

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, those controls.

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

We may be required to indemnify Pharmacopeia Drug Discovery, Inc. (“PDD”), or may not be able to collect on indemnification rights from PDD. On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of the spin-off, we agreed to indemnify the indebtedness, liabilities and obligations of PDD. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under certain facility leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be as significant as the remaining future minimum lease payments, which totaled approximately $20.7 million as of September 30, 2007. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any failure by PDD to satisfy its obligations and any required payment by us could have a material adverse effect on our business.

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

As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares. As of October 24, 2007, the top ten institutional holders of our common stock held approximately 59% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

Item 4.	Submission of Matters to a Vote of Security Holders

On August 30, 2007, we held our Annual Meeting of Stockholders at which the stockholders approved all of the proposals listed below:

(1)	The election of Kenneth L. Coleman and Ricardo B. Levy to the Board of Directors (the “Board”), in each case to serve for a three-year term to expire at the 2010 annual meeting of stockholders.

(2)	The selection of Ernst & Young LLP as our independent public accountants for the fiscal year ending March 31, 2008.

(3)	An amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock ($0.0001 par value) by 20,000,000 shares from 40,000,000 to 60,000,000 shares.

The following directors received the number of votes set opposite their respective names:

	For Election	Votes Against or Withheld
Kenneth L. Coleman	19,974,122	4,651,311
Ricardo B. Levy, Ph.D.	19,598,609	5,026,824

The proposal to select Ernst & Young LLP as our independent public accountants received 22,662,334 affirmative votes (for the selection), 1,941,185 negative votes (against the selection), and 21,915 votes abstained.

The proposal to amend our Certificate of Incorporation to increase the number of authorized shares of our common stock ($0.0001 par value) by 20,000,000 shares from 40,000,000 to 60,000,000 shares received 20,228,157 affirmative votes (for the amendment), 4,350,147 negative votes (against the amendment), and 47,126 votes abstained.

Mark J. Emkjer and Christopher J. Steffen continued in office as members of the Board, with their terms expiring at the 2009 Annual Meeting of Stockholders. On August 20, 2007, the Board elected Jeffrey Rodek to serve as a Class I director of the Company for a term expiring at the Company’s 2008 annual meeting of stockholders. Gary E. Costley, Ph.D., resigned as a member of the Board of Directors, effective August 25, 2007.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.1 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

3.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.2 to Accelrys, Inc.’s Annual Report on form 10-K for the fiscal year ended March 31, 2005).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.2 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

3.4*	Certificate of Amendment of the Restated Certificate of Accelrys, Inc.

3.5	Amended and Restated Bylaws of Accelrys, Inc. as amended on June 9, 2005. (incorporated by reference to Exhibit 3.3 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

31.1*	Section 302 Certification of the Principal Executive Officer

31.2*	Section 302 Certification of the Principal Financial Officer

32.1*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

*	Filed herewith

SIGNATURE

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELRYS, INC.

By:	/s/ RICK E. RUSSO
Rick E. Russo
Senior Vice President and Chief Financial
Officer (Duly Authorized Officer and Chief
Financial Officer)

Date: November 8, 2007