Form 10-Q
period 2007-12-31
ACCELRYS, INC.
filed 2008-02-08
CIK 1002388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of January 18, 2008 was 26,792,458, net of treasury shares.

ACCELRYS, INC.

FORM 10-Q — QUARTERLY REPORT

For The Quarterly Period Ended December 31, 2007

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Accelrys, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2007	March 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,395	$33,247
Marketable securities	18,224	29,322
Trade receivables, net of allowance for doubtful accounts of $201 as of December 31, 2007 and $213 as of March 31, 2007	29,473	18,617
Prepaid expenses, deferred tax assets and other current assets	3,677	8,652

Total current assets	90,769	89,838
Restricted cash and marketable securities	8,198	8,188
Property and equipment, net	4,973	6,049
Goodwill	42,663	42,663
Purchased intangible assets, net	5,994	7,138
Other assets	584	725

Total assets	$153,181	$154,601

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$512	$1,199
Accrued liabilities	6,031	10,911
Accrued compensation and benefits	7,865	8,353
Current portion of accrued restructuring charges	418	673
Current portion of deferred revenue	52,401	53,218

Total current liabilities	67,227	74,354
Deferred revenue, net of current portion	2,587	2,915
Deferred tax liability	761	505
Accrued restructuring charges, net of current portion	1,214	1,371
Lease-related liabilities, net of current portion	6,165	6,466
Stockholders’ equity:
Preferred stock, $.0001 par value; 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 60,000 shares authorized; 27,436 and 27,155 shares issued at December 31, 2007 and March 31, 2007, respectively	3	3
Additional paid-in capital	263,033	259,435
Lease guarantee	(525)	(572)
Treasury stock; 644 shares at each of December 31, 2007 and March 31, 2007	(8,340)	(8,340)
Accumulated deficit	(180,143)	(182,681)
Accumulated other comprehensive income	1,199	1,145

Total stockholders’ equity	75,227	68,990

Total liabilities and stockholders’ equity	$153,181	$154,601

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Revenue	$19,566	$20,684	$59,329	$61,066
Cost of revenue	4,074	4,264	11,028	11,457

Gross profit	15,492	16,420	48,301	49,609
Operating expenses:
Product development	4,497	4,697	13,101	14,739
Sales and marketing	9,564	8,878	24,244	22,512
General and administrative	3,393	4,077	10,809	13,162
Restructuring charges	22	252	47	252

Total operating expenses	17,476	17,904	48,201	50,665

Operating income (loss)	(1,984)	(1,484)	100	(1,056)
Interest and other income, net	839	601	2,534	1,445

Income (loss) before taxes	(1,145)	(883)	2,634	389
Income tax expense	86	198	806	864

Net income (loss)	$(1,231)	$(1,081)	$1,828	$(475)

Basic and diluted net income (loss) per share amounts	$(0.05)	$(0.04)	$0.07	$(0.02)
Weighted average shares used to compute net income (loss) per share
Basic	26,744	26,387	26,671	26,297
Diluted	26,744	26,387	27,168	26,297

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,828	$(475)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,677	2,295
Amortization of purchased intangible assets	1,144	1,152
Stock-based compensation	2,943	3,344
Deferred income taxes	(78)	—
Other	(354)	1,152
Changes in operating assets and liabilities:
Trade receivables	(10,203)	(9,294)
Prepaid expenses and other current assets	467	(54)
Restricted cash and other assets	191	(1,200)
Accounts payable	(713)	(663)
Accrued liabilities	(143)	1,091
Deferred revenue	(2,484)	(7,264)

Net cash used in operating activities	(5,725)	(9,916)
Cash flows from investing activities:
Purchases of property and equipment, net	(548)	(847)
Purchases of marketable securities	(9,075)	(24,580)
Proceeds from maturities of marketable securities	20,295	24,391

Net cash provided by (used in) investing activities	10,672	(1,036)
Cash flows from financing activities:
Proceeds from issuance of common stock	707	1,230

Net cash provided by financing activities	707	1,230
Effect of changes in exchange rates on cash and cash equivalents	494	1,670

Increase (decrease) in cash and cash equivalents	6,148	(8,052)
Cash and cash equivalents at beginning of period	33,247	24,656

Cash and cash equivalents at end of period	$39,395	$16,604

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies

Financial Statement Preparation

The condensed consolidated financial statements of Accelrys, Inc. (“we”, “our” or “us”) as of December 31, 2007, and for the three and nine months ended December 31, 2007 and 2006 are unaudited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented.

Our business is subject to seasonal variations. Historically, we have received approximately two-thirds of our annual customer orders in the second half of our fiscal year. In accordance with our revenue recognition policies, the revenue associated with these orders is generally recognized over the contractual license term. Therefore, because we accrue and expense sales commissions and royalties upon the invoicing of customer orders, we have historically experienced an increase in operating costs and expenses and a decrease in income during the second half of our fiscal year. Additionally, our cash flows from operations have historically been positive in the fiscal quarter ended March 31 as we collect the accounts receivable generated from these customer orders, while we have historically experienced negative cash flows from operations in the other three fiscal quarters. As a result of these and other seasonal variations, we believe that sequential quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and that the interim financial results for the periods presented in this quarterly report are not necessarily indicative of results for a full year or for any subsequent interim period.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation, income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual future results could differ from those estimates.

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

Multi-Element Arrangements. For multi-element arrangements which include software licenses, PCS and non-complex training, installation and implementation services which are non-essential to the operation of the software, the entire fee for such arrangements is recognized as revenue ratably over the term of the PCS or delivery of the services, whichever is longer. For multi-element arrangements which include software licenses, PCS, non-essential services and services that are essential to the operation of the software, the fee for such arrangements is generally deferred until the services essential to the operation of the software have been performed and the modified software has been delivered, at which point the entire fee for such arrangements is recognized as revenue ratably over the remaining term of the PCS or the delivery of the non-essential services, whichever is longer.

Software Development Costs

We account for costs incurred to develop our software products in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed. Accordingly, costs incurred in the research and development of new software products and significant enhancements to existing software products are expensed as incurred until the technological feasibility of the product has been established. Technological feasibility occurs shortly before our software products are available for general release, and we have determined that costs eligible for capitalization are not material. Accordingly, there were no software development costs capitalized as of December 31, 2007 or March 31, 2007.

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

Under SFAS No. 123R, we are also required to estimate at the time of grant the likelihood that the award will ultimately vest (the “pre-vesting forfeiture rate”), and revise the estimate, if necessary, in future periods if the actual forfeiture rate differs. We determine the pre-vesting forfeiture rate of an award based on our historical pre-vesting award forfeiture experience, giving consideration to company-specific events impacting historical pre-vesting award forfeiture experience that are unlikely to occur in the future as well as anticipated future events that may impact forfeiture rates.

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

Interest and penalties related to income tax matters are recognized in income tax expense. During the three and nine months ended December 31, 2007 and 2006 we did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of December 31, 2007.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Numerator:
Net income	$(1,231)	$(1,081)	$1,828	$(475)
Denominator:
Weighted average common shares outstanding	26,744	26,387	26,671	26,297
Dilutive potential common stock equivalents	—	—	497	—

Weighted average shares and dilutive potential common shares	26,744	26,387	27,168	26,297

Basic and diluted net income per share:	$(0.05)	$(0.04)	$0.07	$(0.02)

Potentially dilutive common share equivalents that were excluded from the diluted net income per share calculations as their effect would be anti-dilutive totaled approximately 2.2 million shares and 2.5 million shares for the three and nine months ended December 31, 2007, respectively, and 3.7 million shares and 3.8 million shares for the three and nine months ended December 31, 2006, respectively.

3.	Share-Based Payments

Share-Based Compensation Plans

On August 2, 2005, our stockholders approved the Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan authorizes the grant of equity awards to purchase the number of shares of our common stock equal to the sum of (i) 1,900,000 shares and (ii) the number of shares of common stock underlying any stock awards granted under certain prior share-based compensation plans that expire or are cancelled or forfeited without having been exercised in full or that are repurchased by us. Potential types of equity awards that may be granted under the 2004 Plan to our officers, directors, employees and consultants include stock options, restricted stock awards, common stock awards, stock appreciation rights, performance awards and deferred stock units. Pursuant to the 2004 Plan, any shares of common stock that are awarded under the 2004 Plan as restricted stock awards, common stock awards, performance awards or deferred stock units (but not as stock options or stock appreciation rights) are counted against the maximum number of shares of common stock available for issuance under the 2004 Plan based on a 1.15-to-1 ratio. The terms and conditions of specific awards are set at the discretion of our board of directors although generally awards vest over not more than four years, expire no later than ten years from the date of grant and do not have exercise prices less than the fair market value of the underlying common stock on the date of grant. At December 31, 2007, approximately 1,526,000 shares of our common stock remain available for issuance pursuant to awards granted under the 2004 Plan.

On August 2, 2005, our stockholders also approved the 2005 Employee Stock Purchase Plan (the “ESPP”), under which we have reserved 1,000,000 shares of our common stock for issuance. Under the ESPP, employees may defer up to 10% of their base salary to purchase shares of our common stock, up to a maximum of 1,000 shares. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable offering period or the applicable purchase date. To date, we have issued 200,000 shares under the ESPP and 800,000 shares remain available for future issuance under the ESPP as of December 31, 2007.

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

Share-Based Award Activity

Our stock options generally vest over four years and have a contractual term of 10 years. A summary of stock option activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(In thousands, except per share amounts and years)
Outstanding at April 1, 2007	3,730	$7.67
Granted	175	6.90
Exercised	19	5.31
Expired/Forfeited	431	10.16

Outstanding at December 31, 2007	3,455	7.33	$2,757	6.64

Exercisable at December 31, 2007	2,378	7.55	$1,952	5.85

RSUs granted under the 2004 Plan vest annually over three years and, once vested, do not expire. Upon vesting of an RSU, employees are generally issued an equivalent number of shares of our common stock. A summary of RSU activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands, except per share amounts)
Unvested at April 1, 2007	439	$6.73
Granted	510	6.47
Vested	150	6.22
Forfeited	19	6.60

Unvested at December 31, 2007	780	$6.85

Share-Based Compensation Expense

The estimated fair value of our share-based awards is recognized as a charge against income on a straight-line basis over the requisite service period, which is generally the vesting period of the award. Total stock-based compensation expense recognized in our condensed consolidated statements of operations for the three and nine months ended December 31, 2007 and 2006 was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(In thousands)
Cost of revenue	$83	$90	$248	$245
Product development	250	236	707	977
Sales and marketing	253	211	704	590
General and administrative	488	467	1,284	1,532

Total stock-based compensation expense	$1,074	$1,004	$2,943	$3,344

No stock-based compensation expense was capitalized in the periods presented. At December 31, 2007, the gross amount of unrecognized stock-based compensation expense relating to unvested share-based awards was approximately $8 million, which we anticipate recognizing as a charge against income over a weighted average period of 1.3 years.

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

5.	Comprehensive Income

For the three and nine months ended December 31, 2007 and 2006, comprehensive income consists of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(In thousands)
Net income (loss)	$(1,231)	$(1,081)	$1,828	$(475)
Foreign currency translation adjustment	65	61	(90)	915
Unrealized gain on marketable securities	29	118	145	413

Total comprehensive income (loss)	(1,137)	(902)	1,883	853

6.	Segment Information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, our operations have been aggregated into one reportable segment given the similarities of economic characteristics between the operations and the common nature of the products, services and customers.

7.	Guarantees

Guarantee of Lease Obligation of Others

On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. The landlords of our New Jersey facilities, which were used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $20.1 million as of December 31, 2007. In the event that PDD defaults on their lease commitment, we are permitted under the guarantee to sublease the facility in order to mitigate our lease obligation. In accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair market value of the guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. The liability for our guarantee of the lease obligation was $0.5 million and $0.6 million as of December 31, 2007 and March 31, 2007, respectively.

Other Guarantees and Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of December 31, 2007.

8.	Restructuring Activities

The following summarizes the changes in our accrued restructuring charges liability:

	Severance and Related Costs	Lease Obligation Exit and Facility Closure Costs	Total
	(In thousands)
Balance at March 31, 2006	$1,065	$3,209	$4,274
Additional severance and lease abandonment charges	611	355	966
Adjustments to liability	—	237	237
Cash payments	(1,591)	(2,230)	(3,821)
Effect of foreign exchange	79	309	388

Balance at March 31, 2007	164	1,880	2,044
Additional severance and lease abandonment charges	55	—	55
Adjustments to liability	—	85	85
Cash payments	(108)	(499)	(607)
Effect of foreign exchange	16	39	55

Balance at December 31, 2007	$127	$1,505	$1,632

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

In March 2006, we implemented various actions designed to realign our resources with our portfolio of products and services, eliminate redundancies in our workforce and streamline our operations through workforce reductions and abandoning two leased facilities in the United Kingdom. As a result of the implementation of these actions, we recognized a charge of $3.2 million, consisting of $1.8 million in severance benefits from the termination of approximately 50 employees and $1.4 million for our future lease obligations related to the abandoned facility, net of estimated future sublease income. In fiscal year 2007, we recognized a charge of $0.3 million for estimated additional severance benefits to be paid to certain employees terminated under the original restructuring plan and associated legal expenses. We anticipate completing the payment of severance benefits subsequent to the current fiscal year 2008. Additionally, in fiscal year 2007 we recorded an additional lease abandonment charge of $0.3 million. The lease obligations for the abandoned facilities terminate in fiscal years 2013 and 2022.

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

9.	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141(R)”), “Business Combinations: Applying the Acquisition Method.” SFAS 141(R) retains the fundamental requirements of SFAS No. 141, “Business Combinations,” but provides additional guidance on applying the acquisition method when accounting for similar economic events. It establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) was a joint effort between the FASB and the International Accounting Standards Board to promote global standards by improving the accounting and financial reporting of business combinations. SFAS 141(R) is effective for the fiscal year following December 15, 2008. Early adoption is prohibited. We will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets or Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The objective is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributions for similar types of assets and liabilities. SFAS 159 is effective the beginning of an entities first fiscal year following November 15, 2007. The Company is currently evaluating the effect of SFAS 159, and any potential impact it may have on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect of SFAS 157, and any potential impact it may have on its financial position and results of operations.

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

Overview

Our Business

We develop and commercialize scientific business intelligence software for the aggregation, mining, integration, analysis, simulation, management and interactive reporting of scientific data used by biologists, chemists, materials scientists, engineers, nanotechnology researchers, statisticians, executives and information technology professionals for product design and drug discovery and development. Our technology and services are designed to meet the needs of today’s leading research and development organizations. Our customers include leading commercial, government and academic organizations. Many of the largest pharmaceutical, biotechnology, chemical, and petroleum companies worldwide use our products. We market our products and services worldwide, principally through our direct sales force, augmented by the use of third-party distributors.

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

Results of Operations

Historically, we have received approximately two-thirds of our annual customer orders in the second half of our fiscal year. In accordance with our revenue recognition policies, the revenue associated with these orders is generally recognized over the contractual license term. Therefore, because we accrue and expense sales commissions and royalties upon the invoicing of customer orders, we have historically experienced an increase in operating costs and expenses and a decrease in income during the second half of our fiscal year. As a result of these and other seasonal variations, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and that the interim financial results for the periods presented in this Report are not necessarily indicative of results for a full year or for any subsequent interim period.

Comparison of the Three Months Ended December 31, 2007 and 2006

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Three Months Ended December 31,
	2007	2006
Revenue	100%	100%
Cost of revenue	21%	21%

Gross profit	79%	79%
Operating expenses:
Product development	23%	23%
Sales and marketing	49%	43%
General and administrative	17%	20%
Restructuring charges	0%	1%

Total operating expenses	89%	87%

Operating loss	(10)%	(7)%
Interest and other income, net	4%	3%

Loss before income taxes	(6)%	(4)%
Income tax expense	0%	1%

Net loss	(6)%	(5)%

Revenue

Revenue decreased 5% to $19.6 million for the three months ended December 31, 2007, as compared to $20.7 million for the three months ended December 31, 2006. The decrease was primarily attributable to reduced revenues from de-emphasized products, partially offset by continued growth in our scientific operating platform product line.

Cost of Revenue

Cost of revenue decreased 4% to $4.1 million for the three months ended December 31, 2007, as compared to $4.3 million for the three months ended December 31, 2006. As a percentage of revenue, cost of revenue remained consistent at 21% for the three months ended December 31, 2007 and the three months ended December 31, 2006. The decrease in cost of revenue was primarily attributable to a $0.2 million decrease in personnel costs due to lower headcount in our customer services departments.

Operating Expenses

Product Development Expenses. Product development expenses decreased 4% to $4.5 million for the three months ended December 31, 2007, as compared to $4.7 million for the three months ended December 31, 2006. As a percentage of revenue, product development expenses remained consistent at 23% for the three months ended December 31, 2007 and the three months ended December 31, 2006. The decrease in product development expenses was primarily attributable to net savings of approximately $0.2 million a majority of which resulted from the closure of our research and development facility in Bangalore, India in the fourth quarter of fiscal year 2007.

Sales and Marketing Expenses. Sales and marketing expenses increased 8% to $9.6 million for the three months ended December 31, 2007, as compared to $8.9 million for the three months ended December 31, 2006. As a percentage of revenue, sales and marketing expenses increased to 49% for the three months ended December 31, 2007, as compared to 43% for the three months ended December 31, 2006. The increase in sales and marketing expense is primarily attributable to an increase in personnel and related costs of $0.4 million associated with higher commissions and bonuses and $0.2 million of depreciation and other overhead costs.

General and Administrative Expenses. General and administrative expenses decreased 17% to $3.4 million for the three months ended December 31, 2007, as compared to $4.1 million for the three months ended December 31, 2006. As a percentage of revenue, general and administrative expenses decreased to 17% for the three months ended December 31, 2007, as compared to 20% for the three months ended December 31, 2006. The decrease was primarily attributable to cost savings initiatives.

Restructuring Expenses. Restructuring expenses were $0.02 million for the three months ended December 31, 2007, as compared to $0.3 million for the three months ended December 31, 2006, which related to the closure of our Bangalore research and development facility

Net Interest and Other Income

Net interest and other income was $0.8 million for the three months ended December 31, 2007, as compared to $0.6 million for the three months ended December 31, 2006. The increase in net interest and other income was primarily attributable to favorable fluctuations in foreign currencies and higher average cash balances coupled with increased interest rates obtained on our cash and marketable securities balances during the current quarter.

Income Tax Expense

Income tax expense was $0.1 million for the three months ended December 31, 2007, as compared to $0.2 million for the three months ended December 31, 2006.

Comparison of the Nine Months Ended December 31, 2007 and 2006

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Nine Months Ended December 31,
	2007	2006
Revenue	100%	100%
Cost of revenue	19%	19%

Gross profit	81%	81%
Operating expenses:
Product development	22%	24%
Sales and marketing	41%	37%
General and administrative	18%	22%
Restructuring charges	0%	0%

Total operating expenses	81%	83%

Operating income (loss)	0%	(2)%
Interest and other income, net	4%	2%

Income before income taxes	4%	1%
Income tax expense	1%	1%

Net income (loss)	3%	(1)%

Revenue

Revenue decreased 3% to $59.3 million for the nine months ended December 31, 2007, as compared to $61.1 million for the nine months ended December 31, 2006. The decrease was primarily attributable to reduced revenues from de-emphasized products, partially offset by continued growth in our scientific operating platform product line.

Cost of Revenue

Cost of revenue decreased 4% to $11 million for the nine months ended December 31, 2007, as compared to $11.5 million for the nine months ended December 31, 2006. As a percentage of revenue, cost of revenue remained consistent at 19% for the nine months ended December 31, 2007 and the nine months ended December 31, 2006. The decrease in cost of revenue was primarily due to a $0.5 million decrease in personnel and related costs due to lower headcount in our customer services departments.

Operating Expenses

Product Development Expenses. Product development expenses decreased 11% to $13.1 million for the nine months ended December 31, 2007, as compared to $14.7 million for the nine months ended December 31, 2006. As a percentage of revenue, product development expenses decreased to 22% for the nine months ended December 31, 2007, as compared to 24% for the nine months ended December 31, 2006. The decrease in product development expenses was primarily attributable to savings of approximately $0.5 million in discretionary costs, $0.4 million in personnel costs, $0.4 million operational expenses, a majority of which resulted from the closure of our research and development facility in Bangalore, India in the fourth quarter of fiscal year 2007 in addition to a decrease of $0.3 million in stock-based compensation expense.

Sales and Marketing Expenses. Sales and marketing expenses increased 8% to $24.2 million for the nine months ended December 31, 2007, as compared to $22.5 million for the nine months ended December 31, 2006. As a percentage of revenue, sales and marketing expenses increased to 41% for the nine months ended December 31, 2007, as compared to 37% for the nine months ended December 31, 2006. The increase in sales and marketing expense is primarily attributable to an increase in personnel and related costs of $1.7 million and $0.7 million in depreciation and other overhead costs.

General and Administrative Expenses. General and administrative expenses decreased 18% to $10.8 million for the nine months ended December 31, 2007, as compared to $13.2 million for the nine months ended December 31, 2006. As a percentage of revenue, general and administrative expenses decreased to 18% for the nine months ended December 31, 2007, as compared to 22% for the nine months ended December 31, 2006. The decrease was primarily attributable to $0.5 million of outside consulting and accounting fees incurred during the first quarter of fiscal year 2007 in connection with the restatement of our previously issued consolidated financial statements which were not incurred in the current quarter, in addition to a decrease of $0.3 million in stock-based compensation expense, $0.3 million in depreciation expense and $1.3 million related to cost savings initiatives.

Restructuring Expenses. Restructuring expenses were $0.1 million for the nine months ended December 31, 2007, as compared to $0.3 million for the nine months ended December 31, 2006, which related to the closure of our Bangalore research and development facility.

Net Interest and Other Income

Net interest and other income was $2.5 million for the nine months ended December 31, 2007, as compared to $1.4 million for the nine months ended December 31, 2006. The increase in net interest and other income was primarily attributable to higher average cash balances coupled with increased interest rates obtained on our cash and marketable securities balances during the current quarter, in addition to favorable fluctuations in foreign currencies resulting from the cash settlement of certain intercompany transactions.

Income Tax Expense

Income tax expense was $0.8 million for the nine months ended December 31, 2007, as compared to $0.9 million for the nine months ended December 31, 2006.

Liquidity and Capital Resources

We had cash, cash equivalents, marketable securities, and restricted cash and marketable securities of $65.8 million as of December 31, 2007, as compared to $70.8 million as of March 31, 2007, a decrease of $4.9 million. The decrease in cash, cash equivalents, marketable securities and restricted cash and marketable securities during the nine months ended December 31, 2007 was primarily attributable to cash used in operations of $5.7 million and $0.5 million in net property and equipment purchases. These decreases were offset by proceeds of $0.7 million from the issuance of our common stock under employee stock plans and gains of $0.5 million due to favorable fluctuations in foreign currencies. Our operating cash flows on a quarterly basis are significantly impacted by changes in accounts receivable balances. Due to the seasonality of our business, accounts receivable balances have historically increased significantly in the third quarter of each fiscal year as a result of higher order intake. The collection of these accounts receivable balances has generally resulted in positive cash flows from operations in the fourth quarter of each fiscal year, while we have historically experienced negative cash flows from operations in the other three fiscal quarters.

Net cash used in operating activities was $5.7 million for the nine months ended December 31, 2007, as compared to $9.9 million for the nine months ended December 31, 2006. The decrease in cash used in operating activities was primarily attributable to reduced operating expenditures.

Net cash provided by investing activities was $10.7 million for the nine months ended December 31, 2007, as compared to net cash used in investing activities of $1.0 million for the nine months ended December 31, 2006. Significant components of cash flows from investing activities for the nine months ended December 31, 2007 included net purchases of property and equipment of $0.5 million and a net decrease in our marketable securities portfolio of $11.2 million. Significant components of cash flows used in investing activities for the nine months ended December 31, 2006 included $0.8 million of net purchases of property and equipment and a net increase in our marketable securities portfolio of $0.2 million.

Net cash provided by financing activities was $0.7 million for the nine months ended December 31, 2007 and $1.2 million for the nine months ended December 31, 2006. Cash flows from financing activities for both periods consisted solely of proceeds from the issuance of our common stock under employee stock plans.

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

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, those controls.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters is not expected to have a material effect on our business or financial condition. However, there can be no assurance that the disposition of such matters will not have a material effect on our results of operations in any particular period.

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

We may be required to indemnify Pharmacopeia Drug Discovery, Inc. (“PDD”), or may not be able to collect on indemnification rights from PDD. On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of the spin-off, we agreed to indemnify the indebtedness, liabilities and obligations of PDD. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under certain facility leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be as significant as the remaining future minimum lease payments, which totaled approximately $20.1 million as of December 31, 2007. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any failure by PDD to satisfy its obligations and any required payment by us could have a material adverse effect on our business.

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

As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares. As of January 18, 2008, the top ten institutional holders of our common stock held approximately 60% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

Third-party software codes incorporated into our products could subject us to liability or limit our ability to sell such products. Some of our products include software codes licensed from third parties, including the open source community. Some of these licenses impose certain obligations upon us, including royalty and indemnification obligations. In addition, while some of these licenses are perpetual, other such licenses expire upon a predetermined date. An extension of these licenses may not be available upon the same terms, if at all, in which case our costs of sales could increase as our royalty obligations increase. Alternatively, our revenues could decline if we are unable to extend the license or develop or license alternative technology and are compelled to discontinue products utilizing such licensed technology. In the case of codes licensed from the open source community, the licenses may also limit our ability to sell products containing such code. Though we generally review the applicable licenses prior to incorporating third party code into our software products, there can be no assurance that such third party codes incorporated into our products would not subject us to liability or limit our ability to sell the products containing such code, thereby having a material adverse affect upon our business.

Item 5.	Other Information

Effective as of February 8, 2008, the Company’s Vice President of Marketing, R. William Taylor, resigned from the Company. In connection with Mr. Taylor’s resignation, the Company entered into a Separation Agreement and Release (“Separation Agreement”) with Mr. Taylor. Per the terms of the Separation Agreement, Mr. Taylor will receive a total of $28,840 per month for a period of twelve months following the effective date of his resignation, contingent upon his continuing compliance with non-competition and related terms. Mr. Taylor may also be reimbursed for up to twelve months of medical and dental insurance premiums, and remains eligible to receive a pro-rata bonus from the Company’s Management Incentive Plan for FY 2008, when, if and as awarded by the Company’s Board of Directors (the “Board”).

The foregoing description is intended only as a summary of the material terms of the Separation Agreement and is qualified in its entirety by reference to the full Separation Agreement attached as Exhibit 10.1 of this Report.

The Board has appointed Mr. Rohit Shyam, currently the Company’s Vice President, Corporate Development and Strategy, to replace Mr. Taylor. Mr. Shyam will be the Company’s Vice President, Marketing and Strategy.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.1 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

3.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.2 to Accelrys, Inc.’s Annual Report on form 10-K for the fiscal year ended March 31, 2005).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.2 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

3.4	Certificate of Amendment of the Restated Certificate of Accelrys, Inc. (incorporated by reference to Exhibit 3.4 to Accelrys, Inc.’s Quarterly Report Form 10-Q for the quarterly period ended September 30, 2007.

3.5	Amended and Restated Bylaws of Accelrys, Inc. as amended on June 9, 2005. (incorporated by reference to Exhibit 3.3 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

10.1*	Employment Separation Agreement and Release, dated February 5, 2008, between Accelrys, Inc. and R. William Taylor.

31.1*	Section 302 Certification of the Principal Executive Officer

31.2*	Section 302 Certification of the Principal Financial Officer

32.1*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

*	Filed herewith

SIGNATURE

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELRYS, INC.

By:	/s/ RICK E. RUSSO
Rick E. Russo
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Chief Financial Officer)
Date: February 7, 2008