Form 10-K
period 2008-03-31
ACCELRYS, INC.
filed 2008-06-05
CIK 1002388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 28, 2007 was $115.2 million (based upon the September 28, 2007 closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Market). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of May 12, 2008 was 26,792,458, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year ended March 31, 2008 are incorporated by reference into this report.

The Exhibit Index (Item No. 15) lists several documents incorporated by reference.

ACCELRYS, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended March 31, 2008

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

Overview

We develop and commercialize scientific business intelligence software and solutions that enable our customers to accelerate the discovery and development of new drugs and materials. Our customers include pharmaceutical, biotechnology and other life science companies, as well as companies that are in the energy, chemicals, aerospace and consumer packaged goods markets. Our software and service solutions are used by our customers’ scientists, biologists, chemists and information technology professionals in order to aggregate, mine, integrate, analyze, simulate, manage and interactively report scientific data. We are headquartered in San Diego, California and were incorporated in Delaware in 1993. Our company website is located at www.accelrys.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available without charge on our website as soon as reasonably practicable after being filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”).

Description of Our Industry

For companies in the pharmaceutical, biotechnology, energy, chemicals, aerospace and consumer packaged goods industries, innovation in the discovery and development of new products and the rapid, cost-effective commercialization of these products can be crucial to success. Companies in these industries invest considerable resources in technologies that suggest productive new pathways for research projects, increase the efficiency of discovery and development processes, or enable them to maximize the use of scientific data, information and knowledge. One such set of technologies is software and professional services in the area of computation, analysis, informatics, workflow and knowledge management solutions. These solutions allow users to leverage the vast amounts of information stored in both corporate databases and public data sources and, when combined with predictive analysis, help these users make informed scientific and business decisions during the research and development process.

Description of Our Business

We design, develop, market, and support software based solutions that facilitate the discovery and development of new and improved products and processes in the pharmaceutical, biotechnology, energy,

chemical, aerospace and consumer packaged goods industries. Using our solutions, our customers create and obtain real time access to scientific data that enables them to make informed decisions which increase the probability of success of their chosen path. Our software and services are intended to reduce our customers’ product development costs, shorten the time to market for their new product introductions and improve their business processes. Our customers include leading commercial, government and academic organizations. Many of the largest pharmaceutical, biotechnology, chemical, energy, aerospace and consumer packaged goods companies worldwide use our software. We market our products and services worldwide, principally through our direct sales force, augmented by the use of third-party distributors.

Business Strategy

We believe the combination of our scientific operating platform and our computer aided design modeling and simulation software and service solutions enables our customers to better utilize their scientific data in order to solve critical business issues throughout their organizations. Our strategy is to continue to increase the use of our scientific operating platform so that it remains the de facto standard scientific operating platform in the industries we serve. In order to increase the use of our platform we continue to develop advanced analysis and reporting component collections which operate with our platform in order to extend its capabilities and value to our customers. Our scientific operating platform is also the basis of many of our service offerings, including offerings which integrate and enhance our customers’ software, thereby further increasing the use and value of our scientific operating platform. Because our scientific operating platform is the underlying operating platform for many products in our broad portfolio of computer aided design modeling and simulation software and service solutions, we expect the usage of these products to increase as the usage of our scientific operating platform increases, thus further increasing our sales and value to our customers. We also intend to market and distribute our solutions to a broader group of users, including scientists, engineers and information technology professionals within our existing customer base, as well as to new customers in other industries. We also partner with other companies who provide scientific software and services in order to ensure that their software and service solutions operate with our scientific operating platform, further proliferating its use and value to our customers.

Products and Services

The following is a brief description of each of our product lines:

Scientific Operating Platform. In research and development intensive industries, such as the pharmaceutical, biotechnology, chemical, energy, aerospace and the consumer packaged goods industry, managing the explosion of scientific data has become a top priority for product line and information technology executives. While these industries are familiar with business intelligence solutions for extracting insight and knowledge from customer data for sales and marketing teams, they have an unmet need for such a solution for their research and development teams. Our scientific operating platform forms the basis of our scientific business intelligence and innovation offerings. Its open service oriented architecture allows users to aggregate, integrate, and mine the vast quantities of both structured and unstructured scientific data such as chemical structures, biological sequences, and complex digital images. It also filters, normalizes, and performs statistical analysis on this scientific data and provides interactive visual reports to both scientists and scientific managers. We continue to develop component collections which operate with our scientific operating platform to offer our customers advanced scientific functions such as image, text and chemical analysis. In addition, our scientific operating platform provides the underlying platform on which we have built many of our modeling and simulation and informatics solutions thus delivering a fully integrated experience for our customers. The openness of the scientific operating platform allows our users to integrate not only Accelrys solutions, but best of breed scientific applications they have built themselves, or solutions they have acquired from academic collaborators or other commercial independent software vendors (“ISVs”). Accelrys has built an ecosystem of scientific innovation by partnering with over 30 ISVs who build scientific and technology solutions based on this scientific operating platform.

Computer Aided Design Modeling and Simulation Software. Many factors that affect the behavior of a molecule, including activity, bioavailability, toxicity, shelf life and environmental impact, are governed by fundamental properties such as shape, structure and reactivity that are determined at the sub-atomic, molecular, or near-molecular levels. A spectrum of simulation technologies—quantum mechanical simulation, molecular simulation, and mesoscale simulation—predict these properties and help researchers discover new products, sharpen the focus of experimental activities and improve ultimate product performance. We are the leading provider of such computer aided design modeling and simulation software. This software aids our customers in the discovery, development and enhancement of drugs and materials.

We have a broad array of software products based on proprietary and licensed technologies that employ fundamental scientific principles, advanced computer visualization, molecular modeling techniques and computational chemistry. These products allow scientists to perform computations of chemical, biological and materials properties, to simulate, visualize and analyze chemical and biological systems, and to communicate the results to other scientists. Some of our computer aided design modeling and simulation products are used by scientists in the life science industry, primarily by pharmaceutical and biotechnology companies. Our other computer aided design modeling and simulation products are used by scientists in materials sciences industries, such as energy, chemical, aerospace and consumer packaged goods companies.

We continually enhance our product and service offerings for scientists, computational chemists and biologists, who are the principal users of our computer aided design modeling and simulation products. These offerings for the life science industry are intended to assist our life science customers in the discovery of new drugs and drug candidates. Most of our offerings for our life science customers are available on our Discovery Studio modeling and simulation platform which features open architecture allowing users to “plug and play” best of breed computational solutions from Accelrys, academia, other ISVs or solutions the customers have developed themselves. This open architecture also helps expert modelers to connect and communicate more effectively to the wider research organization. Further, these products assist organizations in capturing, managing, and sharing the critical knowledge developed through modeling and simulation. Our computer aided design modeling and simulation offerings for the materials sciences industries are intended to assist our materials sciences customers in the discovery of new materials or the enhancement of existing materials. Most of our offerings for the materials sciences industries are available on our Materials Studio modeling and simulation platform which enables our customers to apply modeling and simulation capabilities to large and complex systems, and can be accessed from our scientific operating platform.

Cheminformatics Software. We are a leading provider of software based solutions designed to capture, store, manage, and mine chemical information. Our cheminformatics software is based on standard database architectures such as Oracle® and Microsoft Access®. We provide comprehensive data visualization and analysis software components based on a services oriented architecture enabling users to search, retrieve, and use chemical structures, biological and chemical data, experimental data, and registration information. Many of these tools use industry standard software components and are compliant with applications such as Microsoft Excel®, allowing chemists to interact with chemical data within familiar productivity tools. We also use this component technology, combined with our scientific operating platform and our database architectures to build enterprise-wide systems for our clients.

Services. The value of our software is enhanced by robust service offerings that provide a variety of options to our clients and create greater returns on their investments.

Our solutions consulting team delivers integrated scientific solutions and enhances the value of our software products by creating extensions to functionality to address a client’s specific business needs. Our scientific operating platform is highlighted as one of the primary technologies used in these solutions. The group delivers a range of solutions, from software wrappers that allow customers to run their own algorithms on our scientific operating platform to enterprise-wide informatics systems that integrate customers’ internal systems with software from many vendors, including Accelrys. The group specializes in deploying systems for use by customers in all scientific domains, from early research through product manufacturing.

Our contract research services team provides solutions to clients’ proprietary business-critical scientific problems. The world-wide client base for this service ranges from those who don’t have expert modeling resources on staff to those who have expert modelers but need to accommodate peaks in resource requirements or to fill a special skill set. We work on a project by project basis, or provide longer term resources that are located at client sites for a year or more. This scientific collaboration enhances our partnerships with our clients and helps them achieve their research goals. Our value is enhanced by the broad set of scientific domain expertise among our staff, our years of experience solving industrial “real-world” application problems, our commitment to maintaining confidentiality and to protecting our clients’ intellectual property, the accessibility we offer to the extensive Accelrys ecosystem, and all of our modeling tools.

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

Our support services give customers access to new releases, technical notes, documentation addenda and other support which enables customers to utilize our products more effectively, including access to our technical and scientific support personnel during extended business hours. Technical newsletters and bulletins are sent to customers to keep them informed and to help them with resource allocation and scheduling. To maintain an ongoing understanding of customer requirements, we sponsor scientific symposia and user group meetings throughout the year.

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

Customers

Our customer base consists of commercial, governmental and academic organizations, including many of the world’s largest pharmaceutical, biotechnology, energy, chemicals, aerospace and defense, automotive and consumer packaged goods companies. Our academic customers have historically used our products for academic research purposes, but we believe our products increasingly may be used as a part of formal university teaching curricula. No single customer accounted for more than 10% of our revenue during any of the three most recently completed fiscal years.

Strategic and Academic Alliances

We have entered into a number of strategic alliances relating to product development, product distribution and joint marketing. We plan to continue to cultivate relationships with academic, governmental and commercial research organizations for purposes of identifying and licensing new technology to use in product development. In addition, we plan to maintain and expand our alliances focusing on the compatibility of our products with databases and database management systems, other computational chemistry and molecular simulation products, and products in related markets such as imaging and clinical informatics. We also intend to continue to enter into integration and joint marketing arrangements with systems integrators and original equipment manufacturer partners.

Sales and Marketing

We market our products and services worldwide. During fiscal year 2008, we generated 49%, 29% and 22% of our revenues from the United States, Europe and the Asia/Pacific region, respectively. Please refer to Note 2 to our consolidated financial statements included elsewhere in this Report for a breakdown of revenues and long-lived assets by geographic region. Our continuing reliance on sales in international markets exposes us to risks attendant to foreign sales, as described more fully in Item 1A of this Report.

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

Our products, together with the associated product literature, are generally delivered to our customers at the time of placing and processing their order. Our electronic software distribution program allows our customers to download our products over the World Wide Web.

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

We develop most of our products internally and, during the years ended March 31, 2008, 2007 and 2006, we incurred product development expenses totaling $17.8 million, $18.9 million, and $21.7 million, respectively. We have also licensed products or otherwise have acquired products, or portions of our products, from the open source community, as well as corporate, governmental and academic institutions. These arrangements sometimes involve joint development efforts and frequently require the payment of royalties by us. The development and royalty obligations, scope of distribution rights, duration and other terms of these arrangements vary depending on the product, the market, resource requirements, the other parties with which we contract and other factors. We intend to continue to license or otherwise acquire technology or products from third parties.

Competitors

We believe our scientific operating platform is unique, and that the market for the platform is at its nascent stage, with limited established competition from commercial software vendors. The competition for our scientific operating platform includes our customers’ own proprietary software, open source software such as Knime, and workflow and data-pipeline applications of smaller commercial software vendors such as Inforsense Ltd.

The markets for our informatics software products and our computer aided design modeling and simulation products for the pharmaceutical and biotechnology industries are mature and intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our competitors offer a variety of products and services to address this market. We believe that the principal competitive factors in this market are product quality, flexibility, ease-of-use, scientific validation and performance, functionality and features, open architecture, quality of support and service, reputation and price. Competition currently comes from open source software, our customers’ internal tools, as well as the following commercial software vendors (listed by product type and competitors that supply such products): other software packages for analysis of chemical and biological data (Symyx Technologies, IDBS); desktop software applications (CambridgeSoft, Tripos), including chemical drawing applications (CambridgeSoft, Symyx Technologies), molecular modeling and analytical data simulation applications (Chemical Computing Group, OpenEye, Schrodinger, Tripos); and firms supplying databases, such as chemical or genomic information databases (Symyx Technologies), and database management systems and information technology (Symyx Technologies, IDBS).

The market for our computer aided design modeling and simulation offerings aimed at the energy, chemicals, aerospace and consumer packaged goods industries is in its early stages with limited and fragmented competition from established software vendors. The industries which these offerings target generally rely on data from experiments, rather than utilizing computer aided design modeling and simulation software to obtain such data. Our limited competition from commercial software vendors in these industries currently comes from smaller competitors such as Gaussian Inc., Atomistix and Scienomics.

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also have 26 United States and foreign patents and several pending patent applications. We believe that factors such as the technological and creative skills of our personnel, new product development, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technological leadership position. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Further, there can be no assurance that our patents will offer any protection or that they will not be challenged, invalidated or circumvented.

Employees

As of March 31, 2008, we had 379 full-time employees. None of our employees are covered by collective bargaining agreements. Substantially all of our employees, other than certain of our executive officers and employees with customary employment arrangements within Europe, are at will employees, which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her at any time. We offer industry competitive wages and benefits and are committed to maintaining a workplace environment that promotes employee productivity and satisfaction. We believe our relations with our employees are good.

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

Certain Risks Related to Our Marketplace and Environment

Our revenue from the sale of computer aided design modeling and simulation software to the life science discovery research marketplace, which has historically constituted a significant portion of our overall revenue, has been declining over the past several years and may continue to decline in future years. Historically we have derived a significant portion of our revenue from the sale of computer aided design modeling and simulation software to the discovery research departments in pharmaceutical and biotechnology companies. Such revenues have been declining over the past several years. We believe this decline is due to several factors, including industry consolidation, a general reduction in the level of discovery research activity by our customers, increased competition, including competition from open source software, and reductions in profit and related information technology spending by our customers. If such declines continue and we do not increase the revenue we derive from our other product and service offerings, our business could be adversely impacted.

Our ability to sustain or increase revenues will depend upon our success in entering new markets and in deriving additional revenues from our existing customers. Our products are currently used primarily by molecular modeling and simulation specialists in discovery research organizations. Our strategy is to expand usage of our products and services by utilizing our scientific operating platform and our tools and components to leverage vast amounts of information stored in both corporate databases and public data sources in order to make informed scientific and business decisions during the research and development process. This strategy would allow increased usage of our software and services by biologists, chemists, engineers and informaticians operating within our existing pharmaceutical and biotechnology customers, as well as by new customers in other industries. However, our products and services may not achieve market acceptance or penetration in targeted new departments within our customers or in new industries. As a result, we may not be able to sustain or increase revenue.

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

We face strong competition in the life science market for computer aided design modeling and simulation software and for cheminformatics products. The market for our computer aided design modeling and simulation software products for the life science market is intensely competitive. We currently face competition from other scientific software providers, larger technology and solutions companies, in-house development by our customers, as well as academic and government institutions and the open source community.

Some of our competitors and potential competitors in this sector have longer operating histories than we do and could have greater financial, technical, marketing, research and development and other resources. Many of our competitors offer products and services directed at more specific markets than those we target, enabling these competitors to focus a greater proportion of their efforts and resources on these markets. Some offerings that compete with our products are developed and made available at lower cost by government organizations and academic institutions, and these entities may be able to devote substantial resources to product development and also offer their products to users for little or no charge. We also face competition from open source software initiatives, in which developers provide software and intellectual property free over the Internet. In addition, many of our customers spend significant internal resources in order to develop their own software. Moreover, we intend to leverage our scientific operating platform in order to enable our customers to more effectively utilize the vast amounts of information stored in both their databases and public data sources in order to make informed scientific and business decisions during the research and development process. This strategy could lead to competition from much larger companies which provide general data storage and management software.

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

We are subject to pricing pressures in some of the markets we serve. The market for computer aided design modeling and simulation and cheminformatics products for the life science industry is intensely competitive, which has led to significant pricing pressure and declines in average selling price over the past several years. In response to competition and general adverse economic conditions in this market, we may be required to modify our pricing practices. Changes in our pricing model could lead to a decline or delay in revenue as our sales force and customers adjust to the new pricing policies. This development may adversely affect our revenue and earnings.

Our operations may be interrupted by the occurrence of a natural disaster or other catastrophic event at our primary facilities. Our research and development operations and administrative functions are primarily conducted at our facilities in San Diego, California, and Cambridge, United Kingdom. We also conduct sales and customer support activities at our facilities in Burlington, Massachusetts, Paris, France, and Tokyo, Japan. Although we have contingency plans in effect for natural disasters or other catastrophic events, the occurrence of such events could still disrupt our operations. For example, our San Diego and Tokyo facilities are located in areas that are particularly susceptible to earthquakes. Any natural disaster or catastrophic event in our facilities or the areas in which they are located could have a significant negative impact on our operations.

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

Delays in the release of new or enhanced products or services or undetected errors in our products or services may result in increased cost to us, delayed market acceptance of our products and delayed or lost revenue. To achieve market acceptance, new or enhanced products or services can require long development and testing periods, which may result in delays in scheduled introduction. Any delays in the release schedule for new or enhanced products or services may delay market acceptance of these products or services and may result in delays in new customer orders for these new or enhanced products or services or the loss of customer orders. In addition, new or enhanced products or services may contain a number of undetected errors or “bugs” when they are first released. Although we test each new or enhanced software product or service before it is released to the market, there can be no assurance that significant errors will not be found in existing or future releases. As a result, in the months following the introduction of certain releases, we may need to devote significant resources to correct these errors. There can be no assurance, however, that all of these errors can be corrected.

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

Certain Risks Related To Our Financial Performance

We have a history of losses and our future profitability is uncertain. We generated net losses for the years ended March 31, 2007 and 2006. Although we generated net income for the year ended March 31, 2008, we may experience future net losses which may limit our ability to fund our operations and we may not generate income from operations in the future. Our future profitability depends upon many factors, including several that are beyond our control. These factors include without limitation:

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

We may be required to indemnify Pharmacopeia Drug Discovery, Inc. (“PDD”), or may not be able to collect on indemnification rights from PDD. On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of the spin-off, we agreed to indemnify the indebtedness, liabilities and obligations of PDD. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under certain facility leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be as significant as the remaining future minimum lease payments, which totaled approximately $19.1 million as of March 31, 2008. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any failure by PDD to satisfy its obligations and any required payment by us could have a material adverse effect on our business.

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

Negative conditions in the global credit markets may materially impair the value or reduce the liquidity of a portion of our investment portfolio. Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues during the second half of calendar 2007 and the first half of calendar 2008, which led to liquidity issues and failed auctions in the auction rate securities market. If the global credit market continues to deteriorate, the liquidity of our investment portfolio may be impacted and we could determine that some of our investments are other than temporarily impaired. This could materially adversely impact our results of operations and financial condition.

Included in our marketable securities portfolio at March 31, 2008 were auction rate securities that we purchased for $14.6 million. These securities have failed to trade at recent auctions due to insufficient bids from buyers. If future auctions of such securities continue to fail and the credit ratings of these investments deteriorate, the fair value of these auction rate securities may decline further and we may incur impairment charges in connection with these securities, which would negatively affect our reported earnings, cash flows and financial condition.

Certain Risks Related to Owning Our Stock

We expect that our stock price will fluctuate significantly, and as a result, our stockholders may not be able to resell their shares at or above their original investment price. The stock market, historically and in recent years, has experienced significant volatility particularly with technology company stocks. The volatility of technology company stock prices often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the price of our common stock include without limitation:

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

As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares. As of May 12, 2008, the top ten institutional holders of our common stock held approximately 53% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

Anti-takeover provisions under the Delaware General Corporation Law, provisions in our certificate of incorporation and bylaws, and our adoption of a stockholder rights plan may make the accomplishment of mergers or the assumption of control by a principal stockholder more difficult, thereby making the removal of management more difficult. Certain provisions of the Delaware General Corporation Law may delay or deter attempts to secure control of our company without the consent of our management. Also, our governing documents provide for a staggered board of directors, which will make it more difficult for a potential acquirer to gain control of our board of directors. In 2002, we adopted a stockholder rights plan, which is triggered upon commencement or announcement of a hostile tender offer or when any one person or group acquires 15% or more of our common stock. The rights plan, once triggered, enables our stockholders (other than the stockholder responsible for triggering the rights plan) to purchase our common stock at reduced prices. These provisions of our governing documents and stockholder rights plan, and of Delaware law, could have the effect of delaying, deferring or preventing a change of control, including without limitation a proxy contest, making the acquisition of a substantial block of our common stock more difficult. The provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. Further, the existence of these anti-takeover measures may cause potential bidders to look elsewhere, rather than initiating acquisition discussions with us.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following is a summary of our principal business locations:

Location	Principal activities	Lease Ends (Fiscal Year)	Square Feet
San Diego, California, USA	Corporate headquarters, sales, customer support, marketing, product development and administration	2014	68,436
Burlington, Massachusetts, USA	Sales	2009	4,830
Cambridge, UK	Sales, customer support, marketing, product development and administration	2022	24,451
Paris, France	Sales and administration	2016	2,486
Tokyo, Japan	Sales, marketing and administration	2010	5,405
Bangalore, India	Sales	2010	1,500

Item 3.	Legal Proceedings

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

Market for Common Stock

Our common stock trades on the NASDAQ Global Market tier of The NASDAQ Stock Market under the symbol ACCL. The following table sets forth, for the periods indicated, the range of high and low sale prices per share of our common stock:

	High	Low
Year Ended March 31, 2008
First Quarter	$6.64	$5.63
Second Quarter	$7.30	$5.95
Third Quarter	$8.24	$6.49
Fourth Quarter	$7.61	$5.32
Year Ended March 31, 2007
First Quarter	$7.61	$6.44
Second Quarter	$7.25	$5.25
Third Quarter	$6.60	$5.51
Fourth Quarter	$6.62	$5.82

From the date of our initial public offering on December 5, 1995 until February 26, 2004, our stock traded under the symbol PCOP. Since February 27, 2004, our common stock has traded under the symbol ACCL.

Holders of Record

As of May 12, 2008, there were 388 holders of record of our common stock.

Dividends

No cash dividends have been paid on the common stock to date, nor do we anticipate paying dividends in the foreseeable future.

Equity Compensation Plan Information

The information required by Item 201(d) of Regulation S-K will be included in our definitive proxy statement (“Proxy Statement”) to be filed with the SEC within 120 days after our fiscal year ended March 31, 2008, and is incorporated in this Report by reference.

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

The following graph compares the five-year cumulative total return through March 31, 2008 for our common stock, which is traded under the symbol ACCL on the NASDAQ Global Market tier of The NASDAQ Stock Market, a broad market index, namely the NASDAQ U.S. Composite Index (the “NASDAQ Index”) and an industry index, namely the NASDAQ Computer and Data Processing Services Index (the “Industry Index”). This graph assumes an investment of $100 was made in both our common stock and in each index on March 31, 2003 and further assumes that all dividends were reinvested. The stock price performance on the graph is not necessarily indicative of future stock price performance.

	Accelrys, Inc.(1)	NASDAQ Index	Industry Index
March 31, 2003	$100.00	$100.00	$100.00
March 31, 2004	229.42	147.60	126.44
March 31, 2005	67.62	148.59	134.61
March 31, 2006	82.90	175.22	158.52
March 31, 2007	72.75	181.75	172.97
March 31, 2008	62.49	169.51	170.39

(1)	From the date of our initial public offering on December 5, 1995 until February 26, 2004, our stock traded under the symbol PCOP. Since February 27, 2004, our common stock has traded under the symbol ACCL. On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. The chart above does not reflect returns received after April 1, 2004 on PDD common stock.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data have been derived from our audited consolidated financial statements. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Report. On April 1, 2004, we changed our fiscal year end from December 31 to March 31. The following table sets forth our selected consolidated financial data as of and for the years ended March 31, 2008, 2007, 2006 and 2005, the three months ended March 31, 2004, and the year ended December 31, 2003.

	Years Ended					Three Months Ended March 31, 2004
	March 31, 2008	March 31, 2007	March 31, 2006	March 31, 2005(1)	December 31, 2003
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$79,739	$80,955	$82,001	$79,030	$86,209	$19,359
Cost of revenue	15,204	15,498	16,029	13,268	13,529	2,406

Gross margin	64,535	65,457	65,972	65,762	72,680	16,953

Operating expenses:
Product development	17,762	18,931	21,721	22,717	22,394	5,248
Sales and marketing	32,974	30,680	33,723	37,965	38,240	9,268
General and administrative	14,475	17,342	16,060	17,290	16,637	4,434
Restructuring charges (recoveries)	179	1,201	3,178	5,110	(384)	5,199
Acquired in-process product development	—	—	—	450	—	—
Spin-off transaction costs	—	—	—	—	700	2,321

Total operating expenses	65,390	68,154	74,682	83,532	77,587	26,470
Operating loss from continuing operations	(855)	(2,697)	(8,710)	(17,770)	(4,907)	(9,517)
Interest and other income, net	3,237	1,954	1,869	1,738	4,160	921

Income (loss) from continuing operations before income taxes	2,382	(743)	(6,841)	(16,032)	(747)	(8,596)
Income tax expense (benefit)	1,061	782	898	(571)	1,001	128

Income (loss) from continuing operations	1,321	(1,525)	(7,739)	(15,461)	(1,748)	(8,724)
Loss from discontinued operations	—	—	—	(1,117)	(2,848)	(9,936)

Net income (loss)	$1,321	$(1,525)	$(7,739)	$(16,578)	$(4,596)	$(18,660)

Basic and diluted income (loss) per share amounts:
Income (loss) from continuing operations	$0.05	$(0.06)	$(0.30)	$(0.62)	$(0.07)	$(0.36)
Loss from discontinued operations	—	—	—	(0.04)	(0.12)	(0.41)

Net income (loss)	$0.05	$(0.06)	$(0.30)	$(0.66)	$(0.19)	$(0.77)

Weighted average shares used in computing basic and diluted income (loss) per share amounts
Basic	26,692	26,351	26,116	25,137	23,752	24,090
Diluted	27,185	26,351	26,116	25,137	23,752	24,090

	As of
	March 31, 2008	March 31, 2007	March 31, 2006	March 31, 2005(3)	March 31, 2004	December 31, 2003
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, marketable securities and restricted cash and marketable securities	$76,381	$70,757	$66,022	$63,304	$141,261	$134,055
Total assets	156,091	154,601	146,755	152,415	213,144	232,447
Total deferred revenue	58,341	56,133	61,269	58,614	53,182	66,145
Noncurrent liabilities(2)	8,140	8,342	5,718	5,131	3,770	—
Accumulated deficit	(180,654)	(182,681)	(181,156)	(173,417)	(156,839)	(138,179)
Total stockholders’ equity	74,882	68,990	63,208	69,596	127,501	141,873

(1)	Amounts include the results of SciTegic, Inc. from September 27, 2004, the date of the acquisition.
(2)	Noncurrent liabilities primarily consist of long-term, lease-related liabilities.
(3)	The decrease in our cash, cash equivalents, marketable securities and restricted marketable securities and total stockholders’ equity from March 31, 2004 to March 31, 2005 primarily resulted from our April 30, 2004 spin-off of PDD. In connection with the spin-off, we distributed to our stockholders a dividend of one share of PDD common stock for every two shares of our common stock and contributed to PDD $42.3 million of marketable securities and $5.4 million in cash.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our Business

We develop and commercialize scientific business intelligence software and solutions that enable our customers to accelerate the discovery and development of new drugs and materials. Our customers include pharmaceutical, biotechnology and other life science companies, as well as companies that are in the energy, chemicals, aerospace and consumer packaged goods markets. Our software and service solutions are used by our customers’ scientists, biologists, chemists and information technology professionals in order to aggregate, mine, integrate, analyze, simulate, manage and interactively report scientific data. Our customers include leading commercial, government and academic organizations. Many of the largest pharmaceutical, biotechnology, chemical, energy, aerospace and consumer packaged goods companies worldwide use our software. We market our products and services worldwide, principally through our direct sales force, augmented by the use of third-party distributors.

Our Marketplace

Historically, we have primarily sold molecular modeling and simulation software. The market for molecular modeling and simulation products in the pharmaceutical and biotechnology industries is challenging due to the maturity of the market, industry consolidation, reduction in the level of discovery research activity, and increased competition, including competition from open source software. We also sell modeling and simulation products to the energy, aerospace, chemical, and consumer packaged goods industries. We believe these industries are in the early stages of adoption of these technologies. Thus we believe the market for our products within these industries is nascent. Following the acquisition of SciTegic, we began to offer data-pipelining and workflow software. This technology is widely applicable within our target industries and represents a significant growth opportunity in all industries which our computer aided modeling and simulation and cheminformatics products currently serve. There is currently limited competition with this technology in our targeted industries.

Our Strategy

We believe the combination of our scientific operating platform and our computer aided design modeling and simulation software and service solutions enables our customers to better utilize their scientific data in order to solve critical business issues throughout their organizations. Our strategy is to continue to increase the use of our scientific operating platform so that it remains the de facto standard scientific operating platform in the industries we serve. In order to increase the use of our platform we continue to develop advanced analysis and reporting component collections which operate with our scientific operating platform in order to extend its capabilities and value to our customers. Our scientific operating platform is also the basis of many of our service offerings, including offerings which integrate and enhance our customers’ software, thereby further increasing the use and value of our platform. Because our scientific operating platform is the underlying operating platform for many products in our broad portfolio of computer aided design modeling and simulation software and service solutions, we expect the usage of these products to increase as the usage of our scientific operating platform increases, thus further increasing our sales and value to our customers. We also intend to market and distribute our solutions to a broader group of users, including scientists, engineers and information technology professionals within our existing customer base, as well as to new customers in other industries. We also partner with other companies who provide scientific software and services in order to ensure that their software and service solutions operate with our scientific operating platform, further proliferating its use and value to our customers.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this Report. We have identified the following as the most critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, as amended, SEC Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

We generate revenue from the following primary sources:

•	software licenses,

•	post-contract customer support and maintenance services on licensed software, collectively referred to as PCS, and

•	professional services.

Customer billings generated in connection with our revenue-generating activities are initially recorded as deferred revenue. We then recognize the revenue from these customer billings as set forth below and when all of the following criteria are met:

•	a fully executed written contract and/or purchase order has been obtained from the customer (i.e., persuasive evidence of an arrangement exists),

•	the contractual price of the product or services has been defined and agreed to in the contract (i.e., price is fixed or determinable),

•	delivery of the product or service has occurred and no material uncertainties regarding customer acceptance of the delivered product or service exist, and

•	collection of the purchase price from the customer is considered probable.

Software Licenses. We license software predominantly on a term basis. When sold perpetually, our standard perpetual software licensing arrangements include twelve months of bundled PCS, while our standard term-based software licensing arrangements typically include PCS for the full duration of the term license. Because we do not have vendor specific objective evidence of the fair value of these elements, we recognize as revenue the entire fee for such perpetual and term-based licenses ratably over the term of the bundled PCS.

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

Multi-Element Arrangements. For multi-element arrangements which include software licenses, PCS and non-complex training, installation and implementation services which are non-essential to the operation of the software, the entire fee for such arrangements is recognized as revenue ratably over the term of the PCS or delivery of the services, whichever is longer. For multi-element arrangements which also include services that are essential to the operation of the software, the fee for such arrangements is generally deferred until the services essential to the operation of the software have been performed, at which point the entire fee for such arrangements is recognized as revenue ratably over the remaining term of the PCS or the delivery of the non-essential services, whichever is longer.

Valuation of Goodwill

Our goodwill resulted from acquisitions in fiscal years 1999 through 2005. In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we review goodwill for impairment at least annually and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of the reporting unit to which the goodwill has been assigned below its carrying value. Examples of such events or circumstances include: a significant adverse change in legal factors or in the business climate, a significant decline in our stock price, a significant decline in our projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of a reporting unit.

Our goodwill is considered to be impaired if we determine that the carrying value of the reporting unit to which the goodwill has been assigned exceeds its estimated fair value. In the fourth quarter of fiscal year 2008, we completed our annual goodwill impairment test and concluded that our goodwill was not impaired. Based on the guidance provided by SFAS No. 142 and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, management has determined that our company consists of one reporting unit given the similarities of economic characteristics between the operations and the common nature of the products, services and customers. Because we have only one reporting unit, and we are publicly traded, we determine the fair value of the reporting unit based on our market capitalization as we believe this represents the best evidence of fair value. Our conclusion that goodwill was not impaired was based on a comparison of our net assets as of March 31, 2008 to our market capitalization.

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

Valuation of Indefinite-Lived Intangible Asset

In connection with our acquisition of SciTegic in September 2004, we acquired the SciTegic trade name which was determined to be indefinitely lived. In accordance with SFAS No. 142, we review our indefinite-lived intangible asset for impairment at least annually in our fiscal fourth quarter and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of the asset below its carrying value. Examples of such events or circumstances include: a significant adverse change in legal factors or in the business climate, a significant decline in our stock price, a significant decline in our projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of an asset.

Our indefinite-lived intangible asset is considered to be impaired if we determine that the carrying value of the asset exceeds its estimated fair value. In the fourth quarter of fiscal year 2008, we completed our annual indefinite-lived intangible asset impairment test and concluded that our indefinite-lived intangible asset was not impaired. We estimated the fair value of our indefinite-lived intangible asset utilizing a discounted cash flow analysis which considers the estimated future customer orders for our scientific operating platform and the associated direct and incremental selling, marketing, and product development costs. Key assumptions included in the discounted cash flow analysis include projections of future customer order growth for our scientific operating platform and developing an appropriate discount rate.

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

As a result of the closure of our research and development facility in Bangalore, India in the fourth quarter of fiscal year 2007, we assessed the recoverability of the associated property and equipment and determined that a portion of the assets were not recoverable. Accordingly, we recorded an asset impairment charge of $0.1 million in the fourth quarter of fiscal year 2007 and an additional charge of $0.1 million in the fourth quarter of fiscal year 2008. The asset impairment charges in each period represent the carrying value of these assets as we expect that any amount we will recover from their disposal will be negligible.

Valuation of Marketable Securities

We assess our marketable securities for impairment under the guidance provided by FASB Staff Position Nos. 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain

Investments. Accordingly, we review the fair value of our marketable securities at least quarterly to determine if declines in the fair value of individual securities are other-than-temporary in nature. If we believe the decline in the fair value of an individual security is other-than-temporary, we write-down the carrying value of the security to its estimated fair value, generally determined using quoted market prices, with a corresponding charge to the income statement. To determine if a decline in the fair value of an investment is other-than-temporary, we consider several factors including, among others, the period of time and extent to which the estimated fair value has been less than cost, overall market conditions, the historical and projected future financial condition of the issuer of the security and our ability and intent to hold the security for a period of time sufficient to allow for a recovery of the market value.

As of March 31, 2008, we held $14.6 million in auction rate securities (“ARS”), all of which are collateralized by student loans which are substantially backed by the federal government and are AAA rated (or equivalent) by one or more of the major credit rating agencies. Since February 2008, all auctions for the ARS we hold have failed as the amount of securities submitted for sale has exceeded the amount of purchase orders. As a result of the failed auctions and our inability to value the ARS based on quoted market prices, the fair values of these securities were estimated utilizing a discounted cash flow analysis as of March 31, 2008. The analyses considered, among other items, the collateralization underlying the security investments, the creditworthiness of the issuer, expected future cash flows, and the estimated time until anticipated market recovery.

Based on our assessment of the credit quality of the underlying collateral, creditworthiness of the issuers of the ARS, and our belief that we presently have the ability and the intent to hold these investments until market recovery, we do not believe these securities to be other-than-temporarily impaired, and as such, we have recorded an unrealized loss of $0.7 million to accumulated other comprehensive income as of March 31, 2008.

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

Expected Volatility. Volatility is a measure of the amount the stock price will fluctuate during the expected life of an award. We determine volatility based on our historical stock price volatility over the most recent period equivalent to the expected life of the award, giving consideration to company-specific events impacting our historical volatility that are unlikely to occur in the future, such as the April 30, 2004 spin-off of PDD, as well as anticipated future events that may impact volatility. We also consider the historical stock price volatilities of comparable publicly traded companies.

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

Expected Award Life. We determine the expected life of an award by considering various relevant factors, including the vesting period and contractual term of the award, our employees’ historical exercise patterns and length of service, the expected future volatility of our stock price and employee characteristics. We also consider the expected award lives of comparable publicly traded companies. For stock purchase plan purchase rights, the expected life is equal to the current offering period under the stock purchase plan.

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

Despite our belief that our tax return positions are consistent with applicable tax laws, we expect that certain positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Significant judgment is required in evaluating our tax reserves. Our reserves are adjusted in light of changing facts and circumstances, such as the progress of our tax audits. Our income tax expense includes the impact of reserve provisions, if any, and changes to reserves that we consider appropriate, as well as related interest and penalties. Favorable resolution of such an income tax matter would be recognized as a reduction to income tax expense.

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

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN No. 48”), effective April 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires that we determine whether the benefits of our tax positions are more–likely-than-not to be sustained upon audit based on the technical merits of the tax position. We recognize the impact of an uncertain income tax position taken on our income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. As a result of our adoption of FIN No. 48 on April 1, 2007, we reversed a previously recorded income tax reserve with a corresponding adjustment to beginning retained earnings of $0.7 million. See Note 4 to our consolidated financial statements for additional information on our adoption of the provisions of FIN No. 48.

Results of Operations

Comparison of the Years Ended March 31, 2008 and 2007

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Years Ended March 31,
	2008	2007
Revenue	100%	100%
Cost of revenue	19%	19%

Gross margin	81%	81%

Operating expenses:
Product development	22%	23%
Sales and marketing	42%	39%
General and administrative	18%	21%
Restructuring charges	—%	1%

Total operating expenses	82%	84%

Operating loss	(1)%	(3)%
Interest and other income, net	4%	2%

Income (loss) before income taxes	3%	(1)%
Income tax expense	1%	1%

Net income (loss)	2%	(2)%

Revenue

Revenue decreased 2% to $79.7 million for the year ended March 31, 2008 compared to $81.0 million for the year ended March 31, 2007. The decrease in revenue was due to the ratable revenue recognition effect of lower overall order intake during the first two quarters of the current year compared to the prior year. The decrease during this period was primarily attributable to lower orders of our deemphasized products over the prior year, partially offset by an increase in orders for our scientific operating platform product line solutions.

Operating Costs and Expenses

Cost of Revenue. Cost of revenue decreased 2% to $15.2 million for the year ended March 31, 2008, as compared to $15.5 million for the year ended March 31, 2007. As a percentage of revenue, cost of revenue was consistent at 19% for both years ended March 31, 2008 and 2007. The decrease in cost of revenue was primarily attributable to lower average headcount in our service department, partially offset by an increase in royalty costs and distributor commissions due to an overall increase in orders over the prior year.

Product Development Expenses. Product development expenses decreased 6% to $17.8 million for the year ended March 31, 2008, as compared to $18.9 million for the year ended March 31, 2007. As a percentage of revenue, product development expenses decreased to 22% for the year ended March 31, 2008, as compared to 23% for the year ended March 31, 2007. The decrease in product development expenses was primarily attributable to savings related to the closure of our research and development facility in Bangalore, India in the fourth quarter of fiscal year 2007 along with a decrease in stock-based compensation expense. These amounts were partially offset by increased personnel costs resulting from hiring replacement product development personnel.

Sales and Marketing Expenses. Sales and marketing expenses increased 7% to $33.0 million for the year ended March 31, 2008, as compared to $30.7 million for the year ended March 31, 2007. As a percentage of revenue, sales and marketing expenses increased to 42% for the year ended March 31, 2008, as compared to 39% for the year ended March 31, 2007. The increase in sales and marketing expenses was primarily attributable to higher personnel costs related to additional headcount, in addition to other sales-related expenses resulting from an overall increase in order intake over the prior year.

General and Administrative Expenses. General and administrative expenses decreased 17% to $14.5 million for the year ended March 31, 2008, as compared to $17.3 million for the year ended March 31, 2007. As a percentage of revenue, general and administrative expenses decreased to 18% for the year ended March 31, 2008, as compared to 21% for the year ended March 31, 2007. The decrease in general and administrative expenses was primarily attributable to a decrease in personnel costs, along with savings in depreciation, rent, and insurance costs. Additional savings were realized due to the elimination of outside consulting and accounting fees related to the restatement of our previously issued consolidated financial statements and a reduction in share-based compensation expense.

Restructuring Charges. Restructuring charges were $0.2 million for the year ended March 31, 2008, as compared to $1.2 million for the year ended March 31, 2007. Restructuring charges in both periods were primarily related to the closure of our research and development facility in Bangalore, India, and the termination of approximately 60 research and development employees.

Net Interest and Other Income

Net interest and other income was $3.2 million for the year ended March 31, 2008, as compared to $2.0 million for the year ended March 31, 2007. Net interest and other income was favorably impacted by higher cash, cash equivalents and marketable securities balances during fiscal year 2008, in addition to favorable currency fluctuations.

Income Tax Expense

Income tax expense was $1.0 million for the year ended March 31, 2008, as compared to $0.8 million for the year ended March 31, 2007. The increase in income tax expense was primarily attributable to timing differences in the deductibility of indefinite lived intangible asset amortization for income tax purposes.

Comparison of the Years Ended March 31, 2007 and 2006

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Years Ended March 31,
	2007	2006
Revenue	100%	100%
Cost of revenue	19%	20%

Gross margin	81%	80%

Operating expenses:
Product development	23%	26%
Sales and marketing	39%	41%
General and administrative	21%	20%
Restructuring charges	1%	4%

Total operating expenses	84%	91%

Operating loss	(3)%	(11)%
Interest and other income, net	2%	3%

Loss before income taxes	(1)%	(8)%
Income tax expense	1%	1%

Net loss	(2)%	(9)%

Revenue

Revenue decreased 1% to $81.0 million for the year ended March 31, 2007 compared to $82.0 million for the year ended March 31, 2006. The decrease in revenue was primarily attributable to reduced sales of certain legacy products that were deemphasized in connection with the restructuring and product line adjustments that have occurred over the past two fiscal years, offset by the continued growth in the Company’s scientific operating platform product line.

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

Sales and Marketing Expenses. Sales and marketing expenses decreased 9% to $30.7 million for the year ended March 31, 2007, as compared to $33.7 million for the year ended March 31, 2006. As a percentage of revenue, sales and marketing expenses decreased to 39% for the year ended March 31, 2007, as compared to 41% for the year ended March 31, 2006. The decrease in sales and marketing expenses was primarily attributable to lower personnel and other sales-related expenses of $3.8 million resulting from headcount reductions and cost control measures implemented during fiscal year 2006, offset by a $0.7 million increase in share-based compensation expense resulting from our adoption of SFAS No. 123R.

General and Administrative Expenses. General and administrative expenses increased 8% to $17.3 million for the year ended March 31, 2007, as compared to $16.1 million for the year ended March 31, 2006. As a percentage of revenue, general and administrative expenses increased to 21% for the year ended March 31, 2007, as compared to 20% for the year ended March 31, 2006. The increase in general and administrative expenses was primarily attributable to a $1.9 million increase in share-based compensation expense resulting from our adoption of SFAS No. 123R, offset by a $0.6 million reduction in outside consulting and accounting fees related to the restatement of our previously issued consolidated financial statements.

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

In March 2006, we implemented various actions designed to realign our resources with our portfolio of products and services, eliminate redundancies in our workforce and streamline our operations through workforce reductions and abandoning a portion of a leased facility in the United Kingdom. As a result of the implementation of these actions, we recognized a charge of $3.2 million, consisting of $1.8 million in severance benefits from the termination of approximately 50 employees and $1.4 million for our future lease obligations related to the abandoned facility, net of estimated future sublease income. We anticipate completing the payment of the severance benefits in fiscal year 2009. The lease obligation for the abandoned facility terminates in fiscal year 2016.

Net Interest and Other Income

Net interest and other income was $2.0 million for the year ended March 31, 2007, as compared to $1.9 million for the year ended March 31, 2006. Net interest and other income was favorably impacted by higher cash, cash equivalents and marketable securities balances during fiscal year 2007, offset by unfavorable currency fluctuations.

Income Tax Expense

Income tax expense was $0.8 million for the year ended March 31, 2007, as compared to $0.9 million for the year ended March 31, 2006. The decrease in income tax expense was primarily attributable to timing differences in the deductibility of certain expenses for foreign income tax purposes.

Liquidity and Capital Resources

We had cash, cash equivalents, marketable securities, and restricted cash and marketable securities of $76.4 million as of March 31, 2008, as compared to $70.8 million as of March 31, 2007, an increase of $5.6 million. Significant components of this increase include cash provided by operations of $4.2 million, proceeds from the sale of common stock of $0.7 million and a $2.1 million favorable effect on cash and cash equivalents of changes in foreign currency rates, offset by net purchases of property and equipment of $0.8 million and an unrealized loss on our marketable securities balance of $0.7 million.

Net cash provided by operating activities was $4.2 million for the year ended March 31, 2008, as compared to $0.2 million for the year ended March 31, 2007. The increase in cash flows from operating activities was primarily attributable to an increase in net income, along with an increase in deferred revenue which was driven by an overall increase in order intake over the prior year.

Net cash provided by investing activities was $12.9 million for the year ended March 31, 2008, as compared to $4.8 million for the year ended March 31, 2007. Significant components of cash flows from investing activities for the year ended March 31, 2008 included net purchases of property and equipment of $0.8 million and a net decrease in our marketable securities portfolio of $13.7 million. Significant components of cash flows from investing activities for the year ended March 31, 2007 included net purchases of property and equipment of $0.9 million and a net decrease in our marketable securities portfolio of $5.8 million.

Net cash provided by financing activities was $0.7 million for the year ended March 31, 2008, as compared to $1.5 million for the year ended March 31, 2007. Cash flows from financing activities for the years ended March 31, 2008 and 2007 consist entirely of proceeds from the issuance of our common stock under our employee stock plans.

As of March 31, 2008, we held $14.6 million in ARS collateralized by student loans, most of which were originated under the Federal Family Education Loan Program and are guaranteed by the United States Federal Department of Education. All of our ARS are AAA rated (or equivalent) by one or more of the major credit rating agencies. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. Despite the underlying long-term nature of ARS, such securities have historically been priced and traded as short-term investments because of the liquidity provided through the auction process. If there are insufficient buyers, auctions are said to fail and the holders are unable to liquidate the investments through auction. A failed auction does not result in a default of the debt instrument. The securities continue to accrue interest and be auctioned until the next auction succeeds, the issuer calls the securities or the securities mature.

Since February 2008, all auctions for the ARS we hold have failed as the amount of securities submitted for sale has exceeded the amount of purchase orders. As a result of the failed auctions and our inability to value the ARS based on quoted market prices, the fair values of these securities were estimated utilizing a discounted cash flow analysis as of March 31, 2008. The analyses considered, among other items, the collateralization underlying the security investments, the creditworthiness of the issuer, expected future cash flows, and the estimated time until anticipated market recovery.

Based on our assessment of the credit quality of the underlying collateral, creditworthiness of the issuers of the ARS, and our belief that we presently have the ability and the intent to hold these investments until market recovery, we do not believe these securities to be other-than-temporarily impaired, and as such, we have recorded an unrealized loss of $0.7 million to accumulated other comprehensive income as of March 31, 2008. Nonetheless, if uncertainties in the credit and capital markets continue, deteriorate further or there are any ratings downgrades on any ARS we hold, or if we no longer have the ability to hold these investments, we may be required to recognize an impairment charge against net income. As the market for student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified these investments as noncurrent assets on our Consolidated Balance Sheet as of March 31, 2008.

In the event that we need to access our investments in these auction rate securities, we will not be able to do so until a future auction on these investments is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, the securities mature, or there is a default requiring immediate payment from the issuer. We do not believe that our inability to access these funds in the near term will have a material impact on our liquidity for the next twelve months.

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

Contractual Obligations

Our long-term contractual obligations as of March 31, 2008 are as follows (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Operating leases, net of subleases	$36,667	$4,028	$7,502	$8,487	$16,650
Minimum royalty payments(1)	2,683	449	597	460	1,177

Total	$39,350	$4,477	$8,099	$8,947	$17,827

(1)	For purposes of the contractual obligations table, we have included indefinite-lived contractual minimum royalty payments due in the ten fiscal years following fiscal year 2008.

We are obligated to pay royalties for licenses to enhance and market certain software used in connection with our product offerings. In addition to the contractual minimum royalties included in the table above, we have several royalty agreements that are long term or perpetual in nature with royalty obligations that are generally based on a percentage of revenues derived from certain software license sales and associated sales of PCS. The royalty agreements require quarterly payments and generally do not limit the maximum royalties owed. During the years ended March 31, 2008, 2007 and 2006, we incurred royalty expenses of $2.9 million, $2.7 million, and $3.0 million, respectively. Our future annual royalty obligations will vary based on the volume and mix of our product sales and, as a result, may increase in the future.

On April 30, 2004, relating to the spin-off of PDD, the landlords of our New Jersey facilities, which were used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $19.1 million as of March 31, 2008. In accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair market value of the guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. The liability for our guarantee of the lease obligation as of March 31, 2008 and 2007 was $0.5 million and $0.6 million, respectively.

Off-Balance Sheet Arrangements and Related Party Transactions

As of March 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141R, Business Combinations: Applying the Acquisition Method. SFAS No. 141R retains the fundamental requirements of SFAS No. 141, Business Combinations, but provides additional guidance on applying the acquisition method when accounting for similar economic events. It establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R was a joint effort between the FASB and the

International Accounting Standards Board to promote global standards by improving the accounting and financial reporting of business combinations. SFAS No. 141R is effective for acquisitions occurring in or subsequent to fiscal years following December 15, 2008. We will assess the impact of SFAS No. 141R if and when a future acquisition occurs.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 also amends certain provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. We are currently evaluating the impact SFAS No. 159 will have on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements. The principles apply under accounting pronouncements which require measurement of fair value and do not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. We are currently evaluating the impact SFAS No. 157 will have on our results of operations and financial position.

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

Our investment portfolio is maintained in accordance with our investment policy that defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. None of our investments are held for trading or speculative purposes. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. A hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents and marketable securities due to the relatively short maturities of these investments. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our results of operations until the investment is sold or if the reduction in fair value was determined to be an other-than-temporary impairment.

As of March 31, 2008, we held $14.6 million in ARS collateralized by student loans, most of which were originated under the Federal Family Education Loan Program and are guaranteed by the United States Federal Department of Education. All of our ARS are AAA rated (or equivalent) by one or more of the major credit rating agencies. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. Despite the underlying long-term nature of

ARS, such securities have historically been priced and traded as short-term investments because of the liquidity provided through the auction process. If there are insufficient buyers, auctions are said to fail and the holders are unable to liquidate the investments through auction. A failed auction does not result in a default of the debt instrument. The securities continue to accrue interest and be auctioned until the next auction succeeds, the issuer calls the securities or the securities mature.

Since February 2008, all auctions for the ARS we hold have failed as the amount of securities submitted for sale has exceeded the amount of purchase orders. As a result of the failed auctions and our inability to value the ARS based on quoted market prices, the fair values of these securities were estimated utilizing a discounted cash flow analysis as of March 31, 2008. The analyses considered, among other items, the collateralization underlying the security investments, the creditworthiness of the issuer, expected future cash flows, and the estimated time until anticipated market recovery.

Based on our assessment of the credit quality of the underlying collateral, creditworthiness of the issuers of the ARS, and our belief that we presently have the ability and the intent to hold these investments until market recovery, we do not believe these securities to be other-than-temporarily impaired, and as such, we have recorded an unrealized loss of $0.7 million to accumulated other comprehensive income as of March 31, 2008. Nonetheless, if uncertainties in the credit and capital markets continue, deteriorate further or there are any ratings downgrades on any ARS we hold, or if we no longer have the ability to hold these investments, we may be required to recognize an impairment charge against net income. As the market for student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified these investments as noncurrent assets on our Consolidated Balance Sheet as of March 31, 2008.

In the event that we need to access our investments in these auction rate securities, we will not be able to do so until a future auction on these investments is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, the securities mature, or there is a default requiring immediate payment from the issuer. We do not believe that our inability to access these funds in the near term will have a material impact on our liquidity for the next twelve months.

Item 8.	Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Accelrys, Inc.

We have audited the accompanying consolidated balance sheets of Accelrys, Inc. as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three year period ended March 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accelrys, Inc. at March 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Accelrys, Inc. changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on April 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Accelrys, Inc.’s internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 29, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

May 29, 2008

Accelrys, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$53,126	$33,247
Marketable securities	1,125	29,322
Trade receivables, net of allowance for doubtful accounts of $200 and $213 as of March 31, 2008 and 2007, respectively	21,976	18,617
Prepaid expenses, deferred tax asset and other current assets	4,178	8,652

Total current assets	80,405	89,838
Marketable securities, net of current portion	13,918	—
Restricted cash and marketable securities	8,212	8,188
Property and equipment, net	4,618	6,049
Goodwill	42,663	42,663
Purchased intangible assets, net	5,613	7,138
Other assets	662	725

Total assets	$156,091	$154,601

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,283	$1,199
Accrued liabilities	5,082	10,911
Accrued compensation and benefits	7,941	8,353
Current portion of accrued restructuring charges	422	673
Current portion of deferred revenue	56,241	53,218

Total current liabilities	70,969	74,354
Deferred revenue, net of current portion	2,100	2,915
Deferred tax liability	1,016	505
Accrued restructuring charges, net of current portion	1,112	1,371
Lease-related liabilities, net of current portion	6,012	6,466
Stockholders’ equity:
Preferred stock, $.0001 par value; 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 60,000 shares authorized; 27,436 and 27,155 shares issued and outstanding at March 31, 2008 and 2007, respectively	3	3
Additional paid-in capital	264,018	259,435
Lease guarantee	(509)	(572)
Treasury stock; 644 shares at March 31, 2008 and 2007	(8,340)	(8,340)
Accumulated deficit	(180,654)	(182,681)
Accumulated other comprehensive income	364	1,145

Total stockholders’ equity	74,882	68,990

Total liabilities and stockholders’ equity	$156,091	$154,601

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended March 31,
	2008	2007	2006
Revenue	$79,739	$80,955	$82,001
Cost of revenue	15,204	15,498	16,029

Gross margin	64,535	65,457	65,972

Operating expenses:
Product development	17,762	18,931	21,721
Sales and marketing	32,974	30,680	33,723
General and administrative	14,475	17,342	16,060
Restructuring charges	179	1,201	3,178

Total operating expenses	65,390	68,154	74,682

Operating loss	(855)	(2,697)	(8,710)
Interest and other income, net	3,237	1,954	1,869

Income (loss) from continuing operations before taxes	2,382	(743)	(6,841)
Income tax expense	1,061	782	898

Net income (loss)	$1,321	$(1,525)	$(7,739)

Basic and diluted net income (loss) per share amounts:	$0.05	$(0.06)	$(0.30)

Weighted averaged shares used to compute basic and diluted net income (loss) per share amounts
Basic	26,692	26,351	26,116
Diluted	27,185	26,351	26,116

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

									Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

			Additional Paid-In Capital
	Common Stock			Deferred Compensation	Lease Guarantee	Treasury Stock		Accumulated Deficit
	Shares	Amount				Shares	Amount
Balance at March 31, 2005	26,643	3	253,327	(1,469)	(698)	644	(8,340)	(173,417)	190	69,596
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(7,739)	—	(7,739)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(783)	(783)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	227	227

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(8,295)

Change in value of lease guarantee	—	—	—	—	63	—	—	—	—	63
Amortization of deferred stock-based compensation related to restricted stock	—	—	—	97	—	—	—	—	—	97
Amortization of deferred stock-based compensation related to common stock earn-out and below market options to SciTegic	—	—	—	756	—	—	—	—	—	756
Retirement of restricted stock	(6)	—	(94)	94	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	193	—	857	—	—	—	—	—	—	857
Issuance of common stock for 401(K) plan matching contribution	26	—	134	—	—	—	—	—	—	134

Balance at March 31, 2006	26,856	$3	$254,224	$(522)	$(635)	644	$(8,340)	$(181,156)	$(366)	$63,208
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(1,525)	—	(1,525)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	971	971
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	540	540

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(14)

Change in value of lease guarantee	—	—	—	—	63	—	—	—	—	63
Reclassification of deferred compensation upon adoption of SFAS No. 123R	—	—	(522)	522	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,270	—	—	—	—	—	—	4,270
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	301	—	1,463	—	—	—	—	—	—	1,463

Balance at March 31, 2007	27,155	$3	$259,435	$—	$(572)	644	$(8,340)	$(182,681)	$1,145	$68,990
Cumulative impact of change in accounting for uncertainties in income taxes—upon adoption of FIN No. 48 (see note 4)	—	—	—	—	—	—	—	706	—	706

Balance at April 1, 2007 upon adoption of FIN No. 48	27,155	$3	$259,435	$—	$(572)	644	$(8,340)	$(181,975)	$1,145	$69,696
Comprehensive loss:
Net income	—	—	—	—	—	—	—	1,321	—	1,321
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(257)	(257)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(524)	(524)

Total comprehensive income	—	—	—	—	—	—	—	—	—	540

Change in value of lease guarantee	—	—	—	—	63	—	—	—	—	63
Stock-based compensation expense	—	—	3,927	—	—	—	—	—	—	3,927
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	281	—	656	—	—	—	—	—	—	656

Balance at March 31, 2008	27,436	$3	$264,018	$—	$(509)	644	$(8,340)	$(180,654)	$364	$74,882

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended March 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,321	$(1,525)	$(7,739)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,192	2,940	3,813
Amortization of purchased intangible assets	1,525	1,533	1,698
Non-cash stock-based compensation	3,927	4,270	853
Deferred income taxes	341	316	309
Other	(412)	1,162	1,493
Changes in operating assets and liabilities:
Trade receivables	(2,240)	(744)	2,040
Prepaid expenses and other current assets	(580)	183	2,209
Other assets	152	(994)	(309)
Accounts payable	25	(545)	(69)
Accrued liabilities	(1,063)	389	(2,419)
Deferred revenue	(1,013)	(6,746)	3,893

Net cash provided by operating activities	4,175	239	5,772
Cash flows from investing activities:
Purchases of property and equipment, net	(790)	(942)	(3,043)
Purchases of marketable securities	(13,758)	(26,177)	(11,146)
Proceeds from maturities of marketable securities	27,497	31,956	12,055

Net cash provided by (used in) investing activities	12,949	4,837	(2,134)
Cash flows from financing activities:
Proceeds from issuance of common stock	656	1,463	857

Net cash provided by financing activities	656	1,463	857
Effect of changes in exchange rates on cash and cash equivalents	2,099	2,052	(1,095)

Increase in cash and cash equivalents	19,879	8,591	3,400
Cash and cash equivalents at beginning of year	33,247	24,656	21,256

Cash and cash equivalents at end of year	$53,126	$33,247	$24,656

Supplemental cash flow information:
Cash paid during the year for income taxes	$1,115	$334	$515

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Description of Business

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual future results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We invest our cash with financial institutions in money market funds and other investment grade securities such as prime-rated commercial paper.

Marketable Securities

Our marketable securities consist of debt securities with original maturities of greater than three months and include obligations of U.S. government sponsored enterprises, U.S. corporate bonds and auction rate securities (“ARS”). We account for our investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, our marketable securities have been classified as available-for-sale and are recorded at their estimated fair value. Unrealized losses which are not considered other than temporary and unrealized gains are included in accumulated other comprehensive income in stockholders’ equity. Unrealized losses which are determined to be other than temporary are recorded as a charge against income. The cost of marketable securities sold is determined based on the specific identification method.

Marketable securities, including marketable securities classified as restricted marketable securities (see Note 6), consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2008:
Obligations of U.S. government sponsored enterprises	$2,000	$2	$—	$2,002
Auction rate securities	14,600	—	(682)	13,918

	$16,600	$2	$(682)	$15,920

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2007:
Obligations of U.S. government sponsored enterprises	$15,521	$—	$(137)	$15,384
U.S. corporate debt securities	4,002	—	(21)	3,981
Auction rate securities	16,300	—	—	16,300

	$35,823	$—	$(158)	$35,665

Included in marketable securities in the accompanying consolidated balance sheets is accrued interest receivable on marketable securities of $0.3 million at the end of March 31, 2007.

The contractual maturities of our marketable securities at March 31, 2008 are as follows (in thousands):

Due within one year	$2,002
Due in one to five years	—
Due in five to ten years	—
Due after ten years	13,918

$15,920

Auction rate securities have been included in the above contractual maturities table based on the stated maturity date of the bond.

We assess our marketable securities for impairment under the guidance provided by Emerging Issues Task Force (“EITF”) Issue No. 03-1 and Financial Accounting Standards Board (“FASB”) Staff Position Nos. 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Accordingly, we review the fair value of our marketable securities at least quarterly to determine if declines in the fair value of individual securities are other-than-temporary in nature. If we believe the decline in the fair value of an individual security is other-than-temporary, we write-down the carrying value of the security to its estimated fair value, generally determined using quoted market prices, with a corresponding charge against income. To determine if a decline in the fair value of an investment is other-than-temporary, we consider several factors including, among others, the period of time and extent to which the estimated fair value has been less than cost, overall market conditions, the historical and projected future financial condition of the issuer of the security and our ability and intent to hold the security for a period of time sufficient to allow for a recovery of the market value.

As of March 31, 2008, we held $14.6 million in ARS collateralized by student loans, most of which were originated under the Federal Family Education Loan Program and are guaranteed by the United States Federal Department of Education. All of our ARS are AAA rated (or equivalent) by one or more of the major credit rating agencies. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days and have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. Despite the underlying long-term nature of ARS, such securities have historically been priced and traded as short-term investments because of the liquidity provided through the auction process. If there are insufficient buyers, auctions are said to fail and the holders are unable to liquidate the investments through auction. A failed auction does not result in a default of the debt instrument. The securities continue to accrue interest and be auctioned until the next auction succeeds, the issuer calls the securities or the securities mature.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

Since February 2008, all auctions for the ARS we hold have failed as the amount of securities submitted for sale has exceeded the amount of purchase orders. As a result of the failed auctions and our inability to value the ARS based on quoted market prices, the fair values of these securities were estimated utilizing a discounted cash flow analysis as of March 31, 2008. The analyses considered, among other items, the collateralization underlying the security investments, the creditworthiness of the issuer, expected future cash flows, and the estimated time until anticipated market recovery.

Based on our assessment of the credit quality of the underlying collateral, creditworthiness of the issuers of the ARS, and our belief that we presently have the ability and the intent to hold these investments until market recovery, we do not believe these securities to be other-than-temporarily impaired, and as such, we have recorded an unrealized loss of $0.7 million to accumulated other comprehensive income as of March 31, 2008. Nonetheless, if uncertainties in the credit and capital markets continue, deteriorate further or there are any ratings downgrades on any ARS we hold, or if we no longer have the ability to hold these investments, we may be required to recognize an impairment charge against net income. As the market for student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified these investments as noncurrent assets on our consolidated balance sheet as of March 31, 2008.

The following table summarizes the gross unrealized losses and fair value of our marketable securities with unrealized losses that are not considered to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities that have been in a continuous unrealized loss position, at March 31, 2008:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Auction rate securities	$13,918	$(682)	$—	$—	$13,918	$(682)

	$13,918	$(682)	$—	$—	$13,918	$(682)

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

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

Property and Equipment

Property and equipment, stated at cost, consists of the following:

		March 31,
	Useful Lives (Yrs)	2008	2007
		(In thousands)
Computers and software	2-3	$12,115	$14,352
Furniture and fixtures	3	866	1,093
Leasehold improvements	5-10	4,052	3,959

		17,033	19,404
Less accumulated depreciation and amortization		(12,415)	(13,355)

		$4,618	$6,049

During fiscal year 2008 we wrote off the cost and associated accumulated depreciation of approximately $1.9 million of fully depreciated assets which were no longer in use. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Repair and maintenance costs are charged to expense as incurred.

Software Development Costs

We account for costs incurred to develop our software products in accordance with SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed. Accordingly, costs incurred in the research and development of new software products and significant enhancements to existing software products are expensed as incurred until the technological feasibility of the product has been established. Technological feasibility occurs shortly before our software products are available for general release, and we have determined that costs eligible for capitalization are not material. Accordingly, no software development costs were capitalized as of March 31, 2008 and 2007.

Goodwill and Purchased Intangible Assets

Intangible assets resulted from our acquisition of SciTegic, Inc. in September 2004 and consist of the following:

	March 31, 2008			March 31, 2007
	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization
		(In thousands)			(In thousands)
Intangible assets subject to amortization:
Purchased technology	5	$6,750	$4,724	5	$6,750	$3,375
Purchased customer relationships	10	1,650	578	10	1,650	412
Purchased backlog	2.25	550	550	2.25	550	550
Purchased contract based	5	50	35	5	50	25

		$9,000	$5,887		$9,000	$4,362

Intangible assets not subject to amortization:
Purchased trademark/tradename		$2,500			$2,500

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

Intangible assets are amortized using the straight-line method over their estimated useful lives. During the years ended March 31, 2008, 2007 and 2006, intangible asset amortization expense totaled $1.5 million, $1.5 million, $1.7 million, respectively.

Future estimated amortization expense for intangible assets as of March 31, 2008 for each of the succeeding five years is as follows (in thousands):

Fiscal Year 2009	$1,525
Fiscal Year 2010	845
Fiscal Year 2011	165
Fiscal Year 2012	165
Fiscal Year 2013	165

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we review our goodwill and indefinite-lived intangible asset for impairment at least annually in our fiscal fourth quarter and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of our reporting unit and/or our indefinite-lived intangible asset below their respective carrying values. Examples of such events or circumstances include: a significant adverse change in legal factors or in the business climate, a significant decline in our stock price, a significant decline in our projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of a reporting unit.

Our goodwill is considered to be impaired if we determine that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by SFAS No. 142 and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, management has determined that our company consists of one reporting unit given the similarities of economic characteristics between the operations and the common nature of the products, services and customers. Because we have only one reporting unit, and we are publicly traded, we determine the fair value of the reporting unit based on our market capitalization as we believe this represents the best evidence of fair value. In the fourth quarter of fiscal year 2008, we completed our annual goodwill impairment test for fiscal year 2008 in accordance with SFAS No. 142 and concluded that our goodwill was not impaired. Our conclusion that goodwill was not impaired was based on a comparison of our net assets as of March 31, 2008 to our market capitalization.

Our indefinite-lived intangible asset is considered to be impaired if we determine that the carrying value of the asset exceeds its estimated fair value. In the fourth quarter of fiscal year 2008, we completed our annual indefinite-lived intangible asset impairment test and concluded that our indefinite-lived intangible asset was not impaired. We estimated the fair value of our indefinite-lived intangible asset utilizing a discounted cash flow analysis which considers the estimated future customer orders for our scientific operating platform product line and the associated direct and incremental selling, marketing and development costs. Key assumptions included in the discounted cash flow analysis include projections of future customer order growth for our scientific operating platform product line and developing an appropriate discount rate.

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

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

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

As a result of the closure of our research and development facility in Bangalore, India in the fourth quarter of fiscal year 2007, we assessed the recoverability of the associated property and equipment and determined that a portion of the assets were not recoverable. Accordingly, we recorded an asset impairment charge of $0.1 million in the fourth quarter of fiscal year 2007 and an additional charge of $0.1 million in the fourth quarter of fiscal year 2008, both of which are included in restructuring charges in the accompanying consolidated statements of operations. The asset impairment charges in each period represent the carrying value of these assets as we expect that any amount we will recover from their disposal will be negligible. We did not identify any conditions that would necessitate an impairment assessment of our long-lived assets during fiscal year 2006.

Revenue Recognition

We recognize revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, as amended, Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

We generate revenue from the following primary sources:

•	software licenses,

•	post-contract customer support and maintenance services on licensed software, collectively referred to as PCS, and

•	professional services.

Customer billings generated in connection with our revenue-generating activities are initially recorded as deferred revenue. We then recognize the revenue from these customer billings as set forth below and when all of the following criteria are met:

•	a fully executed written contract and/or purchase order has been obtained from the customer (i.e., persuasive evidence of an arrangement exists),

•	the contractual price of the product or services has been defined and agreed to in the contract (i.e., price is fixed or determinable),

•	delivery of the product or service has occurred and no material uncertainties regarding customer acceptance of the delivered product or service exist, and

•	collection of the purchase price from the customer is considered probable.

Software Licenses. We license software predominantly on a term basis. When sold perpetually, our standard perpetual software licensing arrangements include twelve months of bundled PCS, while our standard term-based software licensing arrangements typically include PCS for the full duration of the term license. Because we do not have vendor specific objective evidence of the fair value of these elements, we recognize as revenue the entire fee for such perpetual and term-based licenses ratably over the term of the bundled PCS.

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

Multi-Element Arrangements. For multi-element arrangements which include software licenses, PCS and non-complex training, installation and implementation services which are non-essential to the operation of the software, the entire fee for such arrangements is recognized as revenue ratably over the term of the PCS or delivery of the services, whichever is longer. For multi-element arrangements which also include services that are essential to the operation of the software, the fee for such arrangements is generally deferred until the services essential to the operation of the software have been performed, at which point the entire fee for such arrangements is recognized as revenue ratably over the remaining term of the PCS or the delivery of the non-essential services, whichever is longer.

Sales Taxes Collected

Sales taxes collected from customers and remitted to various governmental agencies are excluded from revenues in our consolidated statement of operations.

Shipping Costs

The costs of shipping products to our customers are expensed as incurred and are included in cost of revenue in our consolidated statements of operations. We incurred $0.4 million, $0.4 million, and $0.8 million in shipping costs during the years ended March 31, 2008, 2007 and 2006, respectively.

Advertising Costs

The costs of advertising are expensed as incurred and are included in sales and marketing expenses in our consolidated statements of operations. We incurred $0.1 million, $0.1 million and $45,000 in advertising costs during the years ended March 31, 2008, 2007 and 2006, respectively.

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

Gains and losses resulting from the cash settlement of certain intercompany transactions as well as transactions with customers and vendors that are denominated in currencies other than the functional currency of each entity give rise to foreign exchange gains (losses). These foreign exchange gains (losses) are included in interest and other income, net in our consolidated statements of operations and totaled $0.2 million, $(0.6) million and $0.3 million for the years ended March 31, 2008, 2007 and 2006, respectively.

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

As of March 31, 2008, we held $14.6 million in ARS which we are unable to liquidate due to deterioration in global credit markets. See discussion under the heading “Marketable Securities” for further information on our current ARS holdings.

In addition to our U.S. operations, we conduct business in Europe and in the Asia/Pacific region, primarily in Japan. Any significant decline in the economies or the value of the currencies in these regions could have a material adverse impact on us.

Income Taxes

Despite our belief that our tax return positions are consistent with applicable tax laws, we acknowledge that certain positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Significant judgment is required in evaluating our tax reserves. Our reserves are adjusted in light of changing facts and circumstances, such as the progress of our tax audits. Our income tax expense includes the impact of reserve provisions and changes to reserves that we consider appropriate, as well as related interest and penalties. Favorable resolution of such an income tax matter would be recognized as a reduction to income tax expense.

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

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN No. 48”), effective April 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires that we determine whether the benefits of our tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. We recognize the impact of an uncertain income tax position taken on our income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. See Note 4 for additional information on our adoption of the provisions of FIN No. 48.

Interest and penalties related to income tax matters are recognized in income tax expense. During the years ended March 31, 2008 and 2007 we did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of March 31, 2008.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

Net Income (Loss) Per Share

We compute net income (loss) per share pursuant to SFAS No. 128, Earnings Per Share. Accordingly, basic net income (loss) per share and diluted net loss per share are computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common stock and common stock equivalents outstanding during the period. Potentially dilutive common stock equivalents consist of in-the-money common stock options and unvested restricted stock units (“RSUs”).

	Years ended March 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$1,321	$(1,525)	$(7,739)

Denominator:
Weighted average common shares outstanding	26,692	26,351	26,116
Dilutive potential common stock equivalents	493	—	—

Weighted average shares and dilutive potential common shares	27,185	26,351	26,116

Basic and diluted net income (loss) per share:	$0.05	$(0.06)	$(0.30)

Potentially dilutive common stock equivalents that were excluded from the basic and diluted net loss per share calculations as their effect would be anti-dilutive totaled approximately 2.6 million shares, 3.8 million shares and 3.5 million shares for years ended March 31, 2008, 2007, and 2006, respectively.

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

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

Financial information by geographic region is as follows:

	Years Ended
	March 31, 2008		March 31, 2007		March 31, 2006
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(In thousands, except percentages)
Revenues:
U.S.	$38,935	49%	$43,909	54%	$47,599	58%
Europe	23,139	29%	20,876	26%	18,645	23%
Asia-Pacific	17,665	22%	16,170	20%	15,757	19%

Total	$79,739	100%	$80,955	100%	$82,001	100%

	As of March 31
	2008		2007		2006
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(In thousands, except percentages)
Long-lived assets:
U.S.	$50,727	95%	$53,406	95%	$56,445	94%
Europe	2,158	4%	2,365	4%	2,406	4%
Asia-Pacific	482	1%	626	1%	1,155	2%

Total	$53,367	100%	$56,397	100%	$60,006	100%

Comprehensive Income (Loss)

In accordance with SFAS No. 130, Reporting Comprehensive Income, we report the components of comprehensive income (loss), including net income (loss), in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as all changes in equity during a period from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. We present comprehensive income (loss) in our consolidated statements of stockholders’ equity. Accumulated other comprehensive income (loss) in stockholders’ equity consists of the following:

	March 31,
	2008	2007
	(In thousands)
Foreign currency translation adjustment	$1,046	$1,303
Unrealized loss on marketable securities	(682)	(158)

	$364	$1,145

Guarantees

We account for guarantees in accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). FIN No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees and requires certain disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

Effect of New Accounting Standards

In December 2007, the FASB issued SFAS No. 141R, Business Combinations: Applying the Acquisition Method (“SFAS No. 141R”). SFAS No. 141R retains the fundamental requirements of SFAS No. 141, Business Combinations, but provides additional guidance on applying the acquisition method when accounting for similar economic events. It establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R was a joint effort between the FASB and the International Accounting Standards Board to promote global standards by improving the accounting and financial reporting of business combinations. SFAS No. 141R is effective for acquisitions occurring in or subsequent to fiscal years following December 15, 2008. We will assess the impact of SFAS No. 141R if and when a future acquisition occurs.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 also amends certain provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. We are currently evaluating the impact SFAS No. 159 will have on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements. The principles apply under accounting pronouncements which require measurement of fair value and do not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. We are currently evaluating the impact SFAS No. 157 will have on our results of operations and financial position.

3.	Share-Based Payments

Share-Based Compensation Plans

On August 2, 2005, our stockholders approved the Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan authorizes the grant of equity awards to purchase the number of shares of our common stock equal to the sum of (i) 1,900,000 shares and (ii) the number of shares of common stock underlying any stock awards granted under certain prior share-based compensation plans that expire or are cancelled or forfeited without having been exercised in full or that are repurchased by us. Potential types of equity awards that may be granted under the 2004 Plan to our officers, directors, employees and consultants include stock options, RSUs, restricted stock awards, common stock awards, stock appreciation rights, performance awards and deferred stock units. Pursuant to the 2004 Plan, any shares of common stock that are awarded under the 2004 Plan as RSUs, restricted stock awards, common stock awards, performance awards or deferred stock units (but not as stock options or stock appreciation rights) are counted against the maximum number of shares of common stock available for issuance under the 2004 Plan based on a 1.15-to-1 ratio. The terms and conditions of specific awards are set at the discretion of our board of directors although generally awards vest over not more than four years, expire no later than ten years from the date of grant and do not have exercise prices less than the fair market value of the underlying common stock on the date of grant. At March 31, 2008, approximately 1,661,000 shares of our common stock remain available for issuance pursuant to awards granted under the 2004 Plan.

On August 2, 2005, our stockholders also approved the 2005 Employee Stock Purchase Plan (the “ESPP”), under which we have reserved 1,000,000 shares of our common stock for issuance. Under the ESPP, employees may defer up to 10% of their base salary to purchase shares of our common stock, up to a maximum of

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

1,000 shares per offering period. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable offering period or the applicable purchase date. To date, we have issued 201,000 shares under the ESPP and 799,000 shares remain available for future issuance under the ESPP as of March 31, 2008.

We also maintain certain other share-based compensation plans, under which we did not grant awards during fiscal year 2008 and do not intend to grant any further awards in the future.

Our share-based compensation plans contain a provision that allows eligible participants to continue to vest in their stock options upon their retirement, as that term is defined in the plans. To be eligible for continued vesting, participants must be at least 55 years of age and have 5 years of service at the time of their retirement. Beginning in fiscal year 2008, we no longer offer this retirement benefit for grants of RSUs or stock options.

Share-Based Award Activity

Our stock options generally vest over four years and have a contractual term of 10 years. A summary of stock option activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(In thousands, except per share amounts and years)
Outstanding at April 1, 2007	3,730	$7.67
Granted	181	6.92
Exercised	(19)	5.31
Expired/Forfeited	(516)	9.78

Outstanding at March 31, 2008	3,376	7.31	$272	6.38

Exercisable at March 31, 2008	2,484	7.49	$265	5.70

The aggregate intrinsic value of stock options outstanding and exercisable at March 31, 2008 was based on the closing price of our common stock on March 30, 2008 of $5.48 per share. The total intrinsic value of stock options exercised during the years ended March 31, 2008, 2007, and 2006 was $20,000, $0.4 million, and $0.3 million, respectively. The total cash received from the exercise of stock options during the year ended March 31, 2008 was $0.1 million.

In fiscal year 2008, we granted RSUs under the 2004 Plan that vest annually over three years and, once vested, do not expire. A summary of RSU activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands, except per share amounts)
Unvested at April 1, 2007	439	$6.73
Granted	516	6.47
Vested	(149)	6.27
Forfeited	(75)	6.55

Unvested at March 31, 2008	731	$6.66

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

Valuation of Share-Based Awards

We estimate the fair value of our share-based awards on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of certain input variables, as follows:

Expected Volatility. Volatility is a measure of the amount the stock price will fluctuate during the expected life of an award. We determine volatility based on our historical stock price volatility over the most recent period equivalent to the expected life of the award, giving consideration to company-specific events impacting historical volatility that are unlikely to occur in the future, such as the April 30, 2004 spin-off of Pharmacopeia Drug Discovery, Inc. (“PDD”), as well as anticipated future events that may impact volatility. We also consider the historical stock price volatilities of comparable publicly traded companies.

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

Expected Award Life. We determine the expected life of an award by considering various relevant factors, including the vesting period and contractual term of the award, our employees’ historical exercise patterns and length of service, the expected future volatility of our stock price and employee characteristics. We also consider the expected terms of comparable publicly traded companies. For ESPP purchase rights, the expected life is equal to the current offering period under the ESPP.

Under SFAS No. 123R, we are also required to estimate at grant the likelihood that the award will ultimately vest (the “pre-vesting forfeiture rate”) and revise the estimate, if necessary, in future periods if the actual forfeiture rate differs. We determine the pre-vesting forfeiture rate of an award based on our historical pre-vesting award forfeiture experience, giving consideration to company-specific events impacting our historical pre-vesting award forfeiture experience that are unlikely to occur in the future as well as anticipated future events that may impact forfeiture rates. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to fiscal year 2007, we accounted for pre-vesting forfeitures as they occurred.

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

The fair value of stock options and ESPP purchase rights granted during the years ended March 31, 2008 and 2007 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended March 31, 2008
	Stock Options	ESPP Purchase Rights
Expected volatility	55%	55%
Risk-free interest rate	4.2%	4.3%
Expected option life in years	5	0.5
Expected dividend yield	0%	0%
Weighted average per share grant date fair value	$3.57	$2.17

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

	Year ended March 31, 2007
	Stock Options	ESPP Purchase Rights
Expected volatility	60%	60%
Risk-free interest rate	4.9%	5.1%
Expected option life in years	5	0.5
Expected dividend yield	0%	0%
Weighted average per share grant date fair value	$3.87	$2.18

The fair value of RSUs granted during the years ended March 31, 2008 and 2007 was based on the market price of our common stock on the date of grant.

Share-Based Compensation Expense

The estimated fair value of our share-based awards is recognized as a charge against income on a straight-line basis over the requisite service period, which is the shorter of the vesting period of the award or, for applicable awards, the period until the participant becomes eligible for retirement. The estimated fair value of applicable share-based awards granted to retirement-eligible participants is recognized as a charge against income immediately upon grant. Total share-based compensation expense recognized in our consolidated statements of operations for the years ended March 31, 2008, 2007 and 2006 was as follows:

	Years Ended March 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Cost of revenue	$323	$326	$31
Product development	931	1,185	722
Sales and marketing	945	781	58
General and administrative	1,728	1,978	42

Total share-based compensation expense	$3,927	$4,270	$853

Share-based compensation expense recognized in the years ended March 31, 2008 and March 31, 2007 reflects our adoption of SFAS No. 123R effective April 1, 2006 using the modified prospective transition method. Share-based compensation expense recognized in the year ended March 31, 2006 relates to share-based awards granted in prior periods accounted for under the provisions of Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees. Employee stock options granted in fiscal year 2006 had no intrinsic value upon grant. No share-based compensation expense was capitalized in the periods presented. At March 31, 2008, the gross amount of unrecognized share-based compensation expense relating to unvested share-based awards was approximately $6.6 million, which we anticipate recognizing as a charge against income over a weighted average period of 1.09 years. The total fair value of RSUs vested during fiscal year 2008 was $0.9 million. No RSUs vested during fiscal year 2007 or 2006.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

Pro Forma Information Under SFAS No. 123 For Periods Prior to April 1, 2006

The following table illustrates the effect on net loss and net loss per share for the year ended March 31, 2006 if we had applied the fair value recognition provisions of SFAS No. 123 to our employee stock awards. For purposes of the SFAS No. 123 pro forma disclosures, the estimated fair value of employee stock awards has been charged against income over the related vesting period of the award on a straight-line basis.

Year Ended March 31, 2006
(In thousands, except per share amounts)
Net loss, as reported	$(7,739)
Add: Stock-based employee compensation expense included in net loss, as reported	853
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards	(5,200)

Pro forma net loss	$(12,086)

Basic and diluted net loss per share:
As reported	$(0.30)
Pro forma	$(0.46)

The fair value of stock options and ESPP purchase rights granted during fiscal year 2006 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended March 31, 2006
	Stock Options	ESPP Purchase Rights
Expected volatility	66%	69%
Risk-free interest rate	4.1%	3.7%
Expected option life in years	4.0	0.5
Expected dividend yield	0%	0%
Weighted average per share grant date fair value	$3.27	$1.23

4.	Income Taxes

Income (loss) from continuing operations before taxes was as follows:

	Years Ended March 31,
	2008	2007	2006
	(In thousands)
U.S.	$2,043	$(6,421)	$(6,897)
Foreign	339	5,678	56

Total	$2,382	$(743)	$(6,841)

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

Income tax expense consists of the following:

	Years Ended March 31,
	2008	2007	2006
	(In thousands)
Current:
Federal	$—	$—	$—
State	87	139	102
Foreign	(4,282)	5,611	487

Total current income tax expense (benefit)	(4,195)	5,750	589

Deferred:
Federal	512	267	238
State	—	—	—
Foreign	4,744	(5,235)	71

Total deferred income tax expense (benefit)	5,256	(4,968)	309

Total income tax expense	$1,061	$782	$898

The change in current and deferred income tax expense incurred in foreign jurisdictions from fiscal year 2007 to fiscal year 2008 is attributable to the reversal in the first quarter of fiscal year 2008 of the temporary book-tax timing difference related to revenue recognized by our wholly-owned Japanese subsidiary, Accelrys, K.K., for Japanese income tax purposes in advance of being recognized for book purposes, as discussed further below.

The following reconciles income taxes computed at the U.S. statutory federal tax rate to income tax expense:

	Years Ended March 31,
	2008	2007	2006
	(In thousands)
Income tax at U.S. statutory rate	$777	$(253)	$(2,327)
State income taxes, net of federal benefit	224	80	(309)
Foreign taxes	88	(108)	568
Change in valuation allowance and other	(28)	1,063	2,966

Income tax expense	$1,061	$782	$898

Significant components of our deferred tax assets and liabilities are as follows:

	March 31,
	2008	2007
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$54,992	$54,140
Goodwill and intangibles	5,400	6,500
Property and equipment	226	—
Unused tax credits	4,793	4,696
Accruals and reserves	7,445	14,266

Gross deferred tax assets	72,856	79,602

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

	March 31,
	2008	2007
	(In thousands)

Deferred tax liabilities:
Property and equipment	—	101
Intangible assets	2,245	2,855

Gross deferred tax liabilities	2,245	2,956
Total net deferred tax assets	70,611	76,646
Valuation allowance for deferred tax assets	(70,794)	(71,573)

Net deferred taxes	$(183)	$5,073

At March 31, 2008 and 2007, we had $1.0 million and $0.5 million, respectively, of net deferred tax liabilities in the U.S. related to indefinite-lived goodwill and intangible assets that are amortized for income tax purposes. For book purposes, the indefinite-lived goodwill and intangible assets will be charged to results of operations when they are determined to be impaired in accordance with SFAS No. 142. Because we can not predict when these assets will be impaired and therefore when the associated deferred tax liabilities will reverse, we can not assume that there will be sufficient deferred tax assets to offset against these deferred tax liabilities when they ultimately reverse. We have provided a full valuation allowance for our remaining net U.S. deferred tax assets as we do not believe that the ultimate realization of such deferred tax assets is more-likely-than-not.

At March 31, 2008 and 2007, we also had $0.8 million and $5.6 million, respectively, of net deferred tax assets related to Accelrys, K.K. We believe that the ultimate realization of these deferred tax assets is more-likely-than-not since our intercompany transfer pricing arrangement provides for Accelrys, K.K. to achieve an annual operating profit margin.

The change in the valuation allowance for deferred tax assets for the years ended March 31, 2008 and 2007 of ($0.8) million and $4.7 million, respectively, was due primarily to the change in net operating loss carryforwards (“NOLs”) in the U.S.

As of March 31, 2008, we had U.S. federal NOLs of approximately $141.9 million and tax credit carryforwards of approximately $1.9 million. We also had California NOLs of approximately $25.6 million and tax credit carryforwards of approximately $4.4 million. Approximately $46.7 million of the federal NOLs relate to stock option deductions which, when realized, will result in an increase to paid-in capital and a decrease in income taxes payable. Our U.S. federal NOLs and tax credit carryforwards expire beginning in 2008 through 2027, if not fully utilized. Our California NOLs expire beginning in 2010 through 2018, if not fully utilized. The California tax credit carryforwards do not expire. Realization is dependent on generating sufficient taxable income prior to expiration of the NOLs and tax credit carryforwards.

In addition to the NOLs in the table above, as of March 31, 2008, we had pre-acquisition NOLs of $57.0 million from acquisitions outside the U.S. which have been fully reserved. The realization of these pre- acquisition NOLs will result in a reduction of goodwill. No pre-acquisition NOLs were utilized during the years ended March 31, 2008 and 2007.

As a result of the adoption of SFAS No. 123R we recognize windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOLs resulting from windfall tax benefits. At March 31, 2008, deferred tax assets do not include $0.2 million of excess tax benefits from share based compensation.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

At March 31, 2007, we had a tax reserve of $0.7 million related to a potential transfer pricing issue in the U.K. As a result of our adoption of FIN No. 48 on April 1, 2007, we reversed the reserve with a corresponding adjustment to beginning retained earnings.

Due to uncertainties surrounding our ability to generate future taxable income, a valuation allowance of $71.6 million was established to offset our gross deferred tax asset as of April 1, 2007, which primarily consisted of federal and state NOLs. At March 31, 2008 the valuation allowance was reduced to $70.8 million. The future utilization of our NOLs to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. An assessment of such ownership changes under Sections 382 and 383 of the Internal Revenue Code was completed through December 31, 2007. As a result of this assessment, we have determined that there are no limitations under Sections 382 and 383 for our NOL and tax credit carryforwards. However, future ownership may impact the utilization of the NOLs and tax credit carryforwards. Upon adoption of FIN 48 on April 1, 2007, we did not have any uncertain tax positions. We do not expect any changes in our uncertain tax positions within the next 12 months.

We are subject to taxation in the U.S., various state jurisdictions, the United Kingdom, France, Germany, and Japan. Our tax years from 1993 forward are subject to examination by the U.S. and various other state jurisdictions due to the carryforward of unutilized NOLs and research and development credits. Our tax years from fiscal year 2006 forward are subject to examination by the United Kingdom taxing authorities and from fiscal year 2003 forward are subject to examination by the Japanese taxing authorities.

At March 31, 2007, Accelrys, K.K. recognized an income tax payable and corresponding deferred tax asset of $4.8 million for revenue recognized for Japanese income tax purposes in advance of being recognized for book purposes as a result of the change in our revenue recognition policy in connection with the restatement of our previously issued consolidated financial statements. In the first quarter of fiscal year 2008, we pursued alternative tax return positions that were consistent with Japanese tax law and filed Accelrys K.K.’s fiscal year 2007 income tax return. As a result, Accelrys K.K.’s income tax obligation was reduced to $0.6 million, which was paid during the first quarter of fiscal year 2008. The associated deferred tax asset was reversed in the same period.

In April 2003, we established a wholly-owned subsidiary, Accelrys Software Solutions Pvt. Ltd. (“Accelrys, Pvt.”), in Bangalore, India, that qualifies under applicable Indian law for a tax holiday through March 2009. The aggregate dollar amount of the tax holiday was $0.4 million, or $0.01 per share, as of March 31, 2007. As discussed further in note 7, in the fourth quarter of fiscal year 2007, we closed our research and development facility in Bangalore and terminated the approximately 60 employees of Accelrys, Pvt. Our discussions with the Indian taxing authorities have concluded and we have no additional tax liabilities in India. Accordingly, we have not recorded a reserve for this matter as of March 31, 2008.

5.	Retirement Savings Plans

U.S. Based Employees

We have an employee savings and retirement plan (the “401(K) Plan”). The 401(K) Plan is intended to be a tax-qualified plan covering substantially all U.S. based employees. Under the terms of the 401(K) Plan, employees may elect to contribute up to 20% of their compensation, or the statutory prescribed limit, if less. We may, at our discretion, match employee contributions up to a maximum of 4% of the employee’s compensation. Employer matching contributions totaled $0.7 million, $0.6 million and $0.4 million for the years ended March 31, 2008, 2007 and 2006, respectively.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

For our U.S. based executives and members of our board of directors, we previously provided an executive deferred compensation plan (the “EDC Plan”), which was terminated during the first quarter of fiscal year 2008. Eligible participants were able to contribute up to 90% of their base salary and 100% of all other forms of compensation into the EDC Plan.

Amounts previously contributed under the EDC plan are held in a rabbi trust established for the benefit of our directors and officers. In accordance with FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, the rabbi trust balances have been included in our consolidated balance sheets since the trust’s inception in March 2000. Changes in the values of the assets held by the rabbi trust accrue to the directors and officers and not to us. As of March 31, 2008 and 2007, the assets and liabilities of the trust were $0.4 million and $0.5 million, respectively. As a result of the termination of the EDC Plan, all balances will be distributed to participants during the second quarter of fiscal year 2009.

Non-U.S. Based Employees

We provide retirement benefits for employees located outside the U.S. commensurate with other similar companies in those respective locations. Employer contributions, in the form of cash, totaled $0.7 million, $0.6 million and $0.7 million for the years ended March 31, 2008, 2007 and 2006, respectively.

6.	Commitments and Contingencies

Operating Leases

We lease office space in several facilities under operating leases that expire through 2022. Certain of our lease agreements contain renewal options, rent holidays or rent escalation clauses. In accordance with SFAS No. 13, Accounting for Leases, we recognize rent expense on a straight-line basis over the term of the related operating leases, including any cancelable option periods where failure to exercise such options would result in economic penalty. Rent expense recognized in excess of rent paid is reflected as a deferred rent liability, which is included in lease related liabilities in the accompanying consolidated balance sheets. Rent expense under our operating leases for the years ended March 31, 2008, 2007 and 2006, was $3.3 million, $3.7 million and $4.2 million, respectively.

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

We recognized sublease income in our consolidated statements of operations of $0.4 million for the year ended March 31, 2006. No sublease income was recognized in our consolidated statement of operations for the years ended March 31, 2007 and March 31, 2008.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

Future minimum lease commitments and future committed sublease income as of March 31, 2008 are as follows:

	Operating Lease Commitments	Sublease Income	Net
	(In thousands)
Fiscal year 2009	$4,574	$546	$4,028
Fiscal year 2010	4,396	535	3,861
Fiscal year 2011	4,176	535	3,641
Fiscal year 2012	4,243	45	4,198
Fiscal year 2013	4,289	—	4,289
Thereafter	16,650	—	16,650

	$38,328	$1,661	$36,667

Lease Guarantee

On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. The landlords of our New Jersey facilities, which were used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $19.1 million as of March 31, 2008. In the event that PDD defaults on their lease obligation, we are permitted under the guarantee to sublease the facility in order to mitigate our lease obligation. In accordance with FIN No. 45, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair market value of the guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. The liability for our guarantee of the lease obligation was $0.5 million and $0.6 million at March 31, 2008 and 2007, respectively.

Royalties

We are obligated to pay royalties for licenses to enhance and market certain software used in connection with our product offerings. Annual contractual minimum royalty payments as of March 31, 2008 are as follows (in thousands):

Fiscal year 2009	$449
Fiscal year 2010	296
Fiscal year 2011	301
Fiscal year 2012	299
Fiscal year 2013	161
Thereafter(1)	1,177

$2,683

(1)	For purposes of the contractual minimum royalty payments table, we have included indefinite-lived contractual minimum royalty payments due in the ten fiscal years following fiscal year 2008.

In addition to the contractual minimum royalties included in the table above, we have several royalty agreements that are long term or perpetual in nature and the royalty obligations are generally based on a percentage of revenues derived from certain software license sales and associated sales of PCS. The royalty agreements require quarterly payments and generally do not limit the maximum royalties owed. During the years ended March 31, 2008, 2007 and 2006, we incurred related royalty expense of $2.9 million, $2.7 million and $3.0 million, respectively.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

Litigation

We are not a party to any legal proceedings the negative outcome of which would have a material adverse effect on our business, financial condition or results of operations.

Other Guarantees and Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of March 31, 2008.

7.	Restructuring Activities

The following summarizes the changes in our accrued restructuring charges liability:

	Severance and Related Costs	Lease Obligation Exit and Facility Closure Costs	Total
	(In thousands)
Balance at March 31, 2006	1,065	3,209	4,274
Additional severance and lease abandonment charges	611	355	966
Adjustments to liability	—	237	237
Cash payments	(1,591)	(2,230)	(3,821)
Effect of foreign exchange	79	309	388

Balance at March 31, 2007	164	1,880	2,044
Additional severance and lease abandonment charges	55	—	55
Adjustments to liability	—	113	113
Cash payments	(108)	(630)	(738)
Effect of foreign exchange	26	34	60

Balance at March 31, 2008	$137	$1,397	$1,534

In periods prior to fiscal year 2006, we implemented various actions designed to improve our operations and overall financial performance through workforce reductions and the abandonment of leased facilities. All severance benefits related to these workforce reductions have been fully paid. Our remaining obligations under the lease obligations terminate in fiscal year 2009.

In March 2006, we implemented various actions designed to realign our resources with our portfolio of products and services, eliminate redundancies in our workforce and streamline our operations through workforce reductions and abandoning two leased facilities in the United Kingdom. As a result of the implementation of these actions, we recognized a charge of $3.2 million, consisting of $1.8 million in severance benefits from the termination of approximately 50 employees and $1.4 million for our future lease obligations related to the abandoned facility, net of estimated future sublease income. In fiscal year 2007, we recognized a charge of

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

$0.3 million for estimated additional severance benefits to be paid to certain employees terminated under the original restructuring plan and associated legal expenses. We anticipate completing the payment of severance benefits in fiscal year 2009. Additionally, in fiscal year 2007 we recorded an additional lease abandonment charge of $0.3 million. The lease obligations for the abandoned facilities terminate in fiscal years 2013 and 2022.

As a result of the substantial completion of our product modernization and integration efforts, in December 2006, we implemented a restructuring plan which resulted in the closure of our research and development facility in Bangalore, India, and the termination of approximately 60 research and development employees. As a result of the implementation of the restructuring plan, we recognized a charge of $0.9 million, consisting of $0.3 million of severance benefits and $0.6 million of asset impairment charges and other facility closure costs. The severance benefits and facility closure costs were fully paid in the fourth quarter of fiscal year 2007.

All amounts incurred in connection with the above activities are recorded in restructuring charges in the accompanying consolidated statements of operations.

8.	Subsequent Events

In April 2008, as part of a plan to continue to realign our workforce in order to support our growth products, we terminated approximately 30 employees in the U.S. and the U.K. In connection with the termination, we expect to incur approximately $0.8 million in severance charges in the first quarter of fiscal year 2009. We plan to hire an equivalent number of employees in the first half of fiscal year 2009 with skill sets oriented to support our growth initiatives.

9.	Selected Quarterly Financial Information (unaudited)

The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of results for the periods presented.

	Year Ended March 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenue	$20,101	$19,663	$19,566	$20,409
Cost of revenue	3,507	3,445	4,074	4,178

Gross margin	16,594	16,218	15,492	16,231

Operating expenses:
Product development	4,309	4,296	4,497	4,660
Sales and marketing	7,540	7,141	9,564	8,729
General and administrative	3,890	3,525	3,393	3,667
Restructuring charges	25	—	22	132

Total operating expenses	15,764	14,962	17,476	17,188
Operating income (loss)	830	1,256	(1,984)	(957)
Interest and other income, net	992	701	839	705

Income (loss) before taxes	1,822	1,957	(1,145)	(252)
Income tax expense	403	317	86	255

Net income (loss)	1,419	1,640	(1,231)	(507)

Basic and diluted net income (loss) per share	$0.05	$0.06	$(0.05)	$(0.02)

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

	Year Ended March 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenue	$20,150	$20,232	$20,684	$19,889
Cost of revenue	3,656	3,537	4,264	4,041

Gross margin	16,494	16,695	16,420	15,848

Operating expenses:
Product development	5,126	4,916	4,697	4,192
Sales and marketing	7,066	6,568	8,878	8,168
General and administrative	4,718	4,373	4,077	4,174
Restructuring charges (recoveries)	—	(6)	252	955

Total operating expenses	16,910	15,851	17,904	17,489
Operating income (loss)	(416)	844	(1,484)	(1,641)
Interest and other income, net	484	360	601	509

Income (loss) before taxes	68	1,204	(883)	(1,132)
Income tax expense (benefit)	397	269	198	(82)

Net income (loss)	(329)	935	(1,081)	(1,050)

Basic and diluted net income (loss) per share	$(0.01)	$0.04	$(0.04)	$(0.04)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of March 31, 2008, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year ended March 31, 2008 that have or are reasonably likely to materially affect our internal control over financial reporting identified in connection with the previously mentioned evaluation.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

Accelrys, Inc.

We have audited Accelrys Inc.’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Accelrys, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Accelrys, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Accelrys, Inc. as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008 of Accelrys, Inc. and our report dated May 29, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

May 29, 2008

Item 9B.	Other Information

On June 2, 2008, the Human Resources Committee of our Board of Directors, based in part on input from management, approved our management incentive plan for fiscal year 2009 (the “2009 Management Incentive Plan”), pursuant to which our management-level employees will be eligible to receive cash bonuses based on our achievement of certain corporate goals specified in the 2009 Management Incentive Plan, including achieving certain non-GAAP operating income and product orders targets, and individual performance objectives. These bonuses are designed to attract, motivate, retain and reward our management-level employees. Under the 2009 Management Incentive Plan, the Chief Executive Officer has an annual bonus target equal to 100% of his base salary, the Chief Financial Officer has an annual bonus target equal to 50% of his base salary, the Senior Vice President, Worldwide Sales and Support has an annual bonus target of 60% of his base salary, and all other executive officers have an annual bonus target equal to 40% of their respective base salaries. Payouts under the 2009 Management Incentive Plan will vary dependant upon the level of achievement of the specified corporate and individual goals, and will range from zero to two times the targeted bonus amount. The Human Resources Committee will make all final determinations regarding the achievement of goals and the payment of bonuses pursuant to the 2009 Management Incentive Plan. The Human Resources Committee has the ability to modify, suspend or terminate the 2009 Management Incentive Plan at any time.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the Proxy Statement.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this item is incorporated by reference from the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)  Financial Statements

The following Consolidated Financial Statements are included:

(a)(2)  Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended March 31, 2008	$213	$4	$17	$200
Year ended March 31, 2007	$351	$—	$138	$213
Year ended March 31, 2006	$315	$—	$(36)	$351

(1)	Represents write-offs, net of recoveries.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(a)(3)  Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization dated September 13, 2004 by and among Accelrys, Inc., Nashville Acquisition Corporation, SciTegic, Inc., Mathew Hahn and David Rogers as Principal Shareholders, and Mathew Hahn as Shareholder Representative (incorporated by reference to Exhibit 2.1 to Accelrys, Inc.’s Report on Form 8-K dated September 16, 2004).

3.1	Restated Certificate of Incorporation of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.1 to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 1996).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.2 to Accelrys, Inc.’s Report on Form 10-K for the year ended March 31, 2005).

3.3	Certificate of Amendment of the Restated Certificate of Accelrys, Inc. (incorporated by reference to Exhibit 3.4 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended September 30, 2007).

3.4	Amended and Restated Bylaws of Accelrys, Inc. as amended. (incorporated by reference to Exhibit 3.3 to Accelrys, Inc.’s Report on Form 10-K for the year ended March 31, 2005).

4.1	Rights Agreement, dated as of September 6, 2002, between Pharmacopeia, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A thereto the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and Exhibit B thereto the Form of Right Certificate (incorporated by reference to Exhibit 4.1 to Accelrys, Inc.’s Report on Form 8-K dated September 4, 2002).

Exhibit Number	Description
10.1#	Amended 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.5 to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 1995).

10.1(a)#	Amendment No. 1 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(a) to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 2000).

10.1(b)#	Amendment No. 2 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(b) to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 2000).

10.1(c)#	Amendment No. 3 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.5(a) to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended June 30, 1997).

10.1(d)#	Amendment No. 4 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(d) to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 2000).

10.1(e)#	Amendment No. 5 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(e) to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 2000).

10.1(f)#	Amendment No. 6 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(f) to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 2000).

10.1(g)#	Amendment No. 7 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(g) to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 2000).

10.1(h)#	Amendment No. 8 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.54 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended June 30, 2000).

10.1(i)#	Amendment No. 9 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(i) to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended March 31, 2002).

10.2#	1995 Director Option Plan (incorporated by reference to Exhibit 10.7 to Accelrys, Inc.’s Registration Statement on Form S-1 (Reg. No. 33-98246)).

10.2(a)#	Amendment No. 1 to 1995 Director Option Plan (incorporated by reference to Exhibit 10.3(a) to Accelrys, Inc.’s report on form 10-K for the year ended December 31, 2000).

10.2(b)#	Amendment No. 2 to the 1995 Director Option Plan (incorporated by reference to Exhibit 10.3(b) to Accelrys, Inc.’s report on Form 10-Q for the quarter ended March 31, 2001).

10.2(c)	Accelrys, Inc. 2004 New Hire Equity Incentive Plan (incorporated by reference to Exhibit 10.3(c) to Accelrys, Inc.’s Report on Form 10-K for the year ended March 31, 2005).

10.3#	Amendment to employment agreement, effective as of May 1, 2003, between the Company and Joseph A. Mollica, Ph.D. (incorporated by reference to exhibit 10.9(a) to Accelrys, Inc.’s report on Form 10-Q for the quarter ended March 31, 2003.)

10.4#	Form of Indemnity Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.48 to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 1998).

10.5#	Accelrys, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.23 to Accelrys, Inc.’s Report on form 10-K for the year ended December 31, 2000).

10.6#	Accelrys, Inc. Executive Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.52 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended March 31, 2000).

10.7#	Separation Agreement and Release of Claims dated September 30, 2002, by and between Accelrys, Inc. and Michael R. Stapleton (incorporated by reference to Exhibit 10.25/a to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 2002).

10.8	Lease, dated August 20, 2003, between Accelrys, Inc. and Eastpark at 8A (Building 1000) (incorporated by reference to Exhibit 10.35 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended September 30, 2003).

Exhibit Number	Description
10.9	Lease, dated August 20, 2003, between Accelrys, Inc. and Eastpark at 8A (Building 3000) (incorporated by reference to Exhibit 10.36 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended September 30, 2003).

10.10	Sublease, dated May 18, 2004, between Accelrys, Inc. and Pfizer Inc. (incorporated by reference to Exhibit 10.18 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended December 31, 2004).

10.11	Lease, dated May 18, 2004, between Accelrys, Inc. and AGRRI Seaview, L.LC. (incorporated by reference to Exhibit 10.19 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended December 31, 2004).

10.12	Sublease, dated January 27, 2005, between Accelrys, Inc. and QUALCOMM Incorporated (incorporated by reference to Exhibit 10.20 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended December 31, 2004).

10.13#	R. William Taylor employment letter (incorporated by reference to Exhibit 10.23 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended December 31, 2004).

10.14#	Separation Agreement and Release for John J. Hanlon (incorporated by reference to Exhibit 10.24 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended December 31, 2004).

10.15#	Separation Agreement and Mutual Release, dated October 4, 2005, between Accelrys, Inc. and Mahesh Krishnamurthy (incorporated by reference to Exhibit 10.11 to Accelrys, Inc.’s Form 8-K dated October 11, 2005).

10.16#	Letter of Employment, dated September 29, 2005, between Accelrys, Inc. and Richard Murphy (incorporated by reference to Exhibit 99.1 to Accelrys, Inc.’s Form 8-K dated October 19, 2005).

10.17#	Accelrys, Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 to Accelrys, Inc.’s Report on Form S-8 filed on August 26, 2005).

10.18#	Form of Stock Option Award Agreement pursuant to Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to Accelrys, Inc.’s Report on Form S-8 filed on August 26, 2005).

10.19#	Form of SAR Award Agreement pursuant to Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to Accelrys, Inc.’s Report on Form S-8 filed on August 26, 2005).

10.20#	Form of Restricted Stock Award Agreement pursuant to Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to Accelrys, Inc.’s Report on Form S-8 filed on August 26, 2005).

10.21#	Form of Restricted Stock Unit Award Agreement pursuant to Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to Accelrys, Inc.’s Report on Form S-8 filed on August 26, 2005).

10.22#	Terms of continuing employment of Matthew Hahn, dated as of August 12, 2005 (incorporated by reference to Exhibit 10.3 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended September 30, 2005).

10.23	Sublease, dated May 10, 2006, between Accelrys, Inc., Accelrys, Ltd., QUALCOMM Inc., and QUALCOMM UK Ltd. (incorporated by reference to Exhibit 10.33 to Accelrys, Inc.’s Report on Form 10-K for the year ended March 31, 2006).

10.24#	Employment Agreement dated May 21, 2006 by and between Accelrys, Inc. and Mark J. Emkjer. (incorporated by reference to Exhibit 10.34 to Accelrys, Inc.’s Report on Form 10-K for the year ended March 31, 2006).

10.25#	Fiscal year 2007 Management Incentive Plan. (incorporated by reference to Exhibit 10.35 to Accelrys, Inc.’s Report on Form 10-K for the year ended March 31, 2006).

Exhibit Number	Description
10.26	Employment Transition and Separation Agreement, dated June 14, 2006, between Accelrys, Inc. and David M. Sankaran (incorporated by reference to Exhibit 99.1 to Accelrys, Inc.’s Form 8-K dated June 15, 2006)

10.27#	Letter of Employment, dated September 1, 2006, between Accelrys, Inc. and Rick E. Russo (incorporated by reference to Exhibit 99.1 to Accelrys, Inc.’s Form 8-K dated September 6, 2006)

10.28#	Letter of Employment, dated September 6, 2006, between Accelrys, Inc. and Frank K. Brown, Ph.D. (incorporated by reference to Exhibit 99.3 to Accelrys, Inc.’s Form 8-K dated September 28, 2006)

10.29#	Second Amendment to Employment Agreement, dated September 26, 2006, between Accelrys, Inc. and Mathew Hahn, Ph.D. (incorporated by reference to Exhibit 99.2 to Accelrys, Inc.’s Form 8-K dated September 28, 2006)

10.30#	Form of Employment Agreement between Accelrys, Inc. and certain of its executives (incorporated by reference to Exhibit 10.5 to Accelrys, Inc.’s Form 10-Q for the quarter ended September 30, 2006)

10.31#	Amendment to Employment Agreement, dated February 1, 2007, between Accelrys, Inc. and Nicholas Austin (incorporated by reference to Exhibit 10.2 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended December 31, 2006).

10.32#	Fiscal year 2008 Management Incentive Plan (incorporated by reference to Exhibit 10.32 to Accelrys, Inc.’s Report on Form 10-K for the year ended March 31, 2007).

10.33#	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.1 to Accelrys, Inc.’s Report on Form 8-K dated August 21, 2007).

10.34#	Separation Agreement and Release for R. William Taylor (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended December 31, 2007).

10.35#	Separation Agreement and Release for Nic Austin (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Report on Form 8-K dated April 14, 2008).

10.36#*	Fiscal year 2009 Management Incentive Plan

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Accelrys, Inc.’s Report on Form 8-K filed on February 5, 2005.)

21.1*	Subsidiaries of Accelrys, Inc.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Section 302 Certification of the Principal Executive Officer

31.2*	Section 302 Certification of the Principal Financial Officer

32.1*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

#	Represents a management contract or compensatory plan or arrangement.
*	Filed herewith

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

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

Date: June 5, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ MARK J. EMKJER Mark J. Emkjer	Director, President and Chief Executive Officer (Principal Executive Officer)	May 30, 2008

/s/ RICK E. RUSSO Rick E. Russo	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	June 5, 2008

/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Chairman of the Board of Directors	May 20, 2008

/s/ JEFFREY RODEK Jeffrey Rodek	Director	May 20, 2008

/s/ RICARDO B. LEVY, Ph.D. Ricardo B. Levy, Ph.D.	Director	May 20, 2008

/s/ CHRISTOPHER J. STEFFEN Christopher J. Steffen	Director	May 20, 2008

[Rest of Page intentionally left blank]