Form 10-Q
period 2008-06-30
ACCELRYS, INC.
filed 2008-08-08
CIK 1002388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Non-accelerated filer ☐

Accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of July 21, 2008 was 27,078,471, net of treasury shares.

ACCELRYS, INC.

FORM 10-Q — QUARTERLY REPORT

For The Quarterly Period Ended June 30, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Accelrys, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30, 2008	March 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,058	$53,126
Marketable securities	—	1,125
Trade receivables, net of allowance for doubtful accounts of $195 as of June 30, 2008 and $200 as of March 31, 2008	12,002	21,976
Prepaid expenses, deferred tax assets and other current assets	4,274	4,178

Total current assets	69,334	80,405
Marketable securities, net of current portion	13,674	13,918
Restricted cash and marketable securities	8,179	8,212
Property and equipment, net	4,477	4,618
Goodwill	42,663	42,663
Purchased intangible assets, net	7,053	5,613
Other assets	602	662

Total assets	$145,982	$156,091

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$806	$1,283
Accrued liabilities	4,358	5,082
Accrued compensation and benefits	5,666	7,941
Current portion of accrued restructuring charges	400	422
Current portion of deferred revenue	48,553	56,241

Total current liabilities	59,783	70,969
Deferred revenue, net of current portion	1,929	2,100
Deferred tax liability	1,193	1,016
Accrued restructuring charges, net of current portion	1,058	1,112
Lease-related liabilities, net of current portion	5,809	6,012
Stockholders’ equity:
Preferred stock, $.0001 par value; 2,000 shares authorized; no shares issued	—	—
Common stock, $.0001 par value; 60,000 shares authorized; 27,729 and 27,436 shares issued at June 30, 2008 and March 31, 2008, respectively	3	3
Additional paid-in capital	265,383	264,018
Lease guarantee	(493)	(509)
Treasury stock; 644 shares at each of June 30, 2008 and March 31, 2008	(8,340)	(8,340)
Accumulated deficit	(180,568)	(180,654)
Accumulated other comprehensive income	225	364

Total stockholders’ equity	76,210	74,882

Total liabilities and stockholders’ equity	$145,982	$156,091

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2008	2007
Revenue	$20,300	$20,101
Cost of revenue	3,460	3,507

Gross margin	16,840	16,594
Operating expenses:
Product development	4,278	4,309
Sales and marketing	8,117	7,540
General and administrative	3,461	3,890
Restructuring charges	842	25

Total operating expenses	16,698	15,764

Operating income	142	830
Interest and other income, net	273	992

Income before taxes	415	1,822
Income tax expense	329	403

Net income	$86	$1,419

Basic and diluted net income per share amounts	$0.00	$0.05
Weighted average shares used to compute net income per share:
Basic	26,890	26,552
Diluted	26,987	26,884

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$86	$1,419
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	956	977
Stock-based compensation	879	903
Other	36	(470)
Changes in operating assets and liabilities:
Trade receivables	9,693	8,412
Prepaid expenses and other current assets	(166)	(367)
Other assets	(168)	27
Accounts payable	(468)	(423)
Accrued liabilities	(3,046)	(3,736)
Deferred revenue	(7,048)	(8,679)

Net cash provided by (used in) operating activities	754	(1,937)
Cash flows from investing activities:
Purchases of property and equipment, net	(385)	(183)
Purchase of software license	(1,885)	—
Purchases of marketable securities	—	(2,635)
Proceeds from maturities of marketable securities	1,122	8,850

Net cash provided by (used in) investing activities	(1,148)	6,032
Cash flows from financing activities:
Proceeds from issuance of common stock, net of shares tendered	486	325

Net cash provided by financing activities	486	325
Effect of changes in exchange rates on cash and cash equivalents	(160)	(392)

Increase (decrease) in cash and cash equivalents	(68)	4,028
Cash and cash equivalents at beginning of period	53,126	33,247

Cash and cash equivalents at end of period	$53,058	$37,275

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies

Financial Statement Preparation

The condensed consolidated financial statements of Accelrys, Inc. (“we”, “our” or “us”) as of June 30, 2008, and for the three months ended June 30, 2008 and 2007 are unaudited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented.

Our business is subject to seasonal variations. Historically, we have received approximately two-thirds of our annual customer orders in the second half of our fiscal year. In accordance with our revenue recognition policies, the revenue associated with these orders is generally recognized over the contractual license term. Therefore, because our policy is to accrue and expense sales commissions and royalties upon the invoicing of customer orders, we have historically experienced an increase in operating costs and expenses and a decrease in income during the second half of our fiscal year. Additionally, our cash flows from operations have historically been positive in the fiscal quarter ended March 31 as we collect the accounts receivable generated from these customer orders, while we have historically experienced negative cash flows from operations in the other three fiscal quarters. As a result of these and other seasonal variations, we believe that sequential quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and that the interim financial results for the periods presented in this quarterly report are not necessarily indicative of results for a full year or for any subsequent interim period.

Principles of Consolidation

These consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to stock-based compensation, income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual future results could differ from those estimates.

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

Software Development Costs

We account for costs incurred for computer software to be sold in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed. Accordingly, costs incurred internally in the research and development of new software products and significant enhancements to existing software products are expensed as incurred until the technological feasibility of the product has been established. Technological feasibility occurs shortly before our internally developed software products are available for general release. We have determined that the internal costs eligible for capitalization are not material. Costs paid to third parties for products in which technological feasibility has been established are capitalized upon purchase of the software.

At June 30, 2008, we had $1.8 million of capitalized software purchased from third parties. This amount is included in purchased intangible assets, net in the accompanying condensed consolidated balance sheet. These costs are being amortized to cost of revenue on a straight-line basis over their estimated useful life of five years. Amortization expense was approximately $0.1 million for the quarter ended June 30, 2008. No software development costs were capitalized as of March 31, 2008.

Share Based Compensation

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

Expected Award Life. We determine the expected life of an award by considering various relevant factors, including the vesting period and contractual term of the award, our employees’ historical exercise patterns and length of service, the expected future volatility of our stock price and employee characteristics. We also consider the expected terms of comparable publicly traded companies. For the 2005 Employee Stock Purchase Plan (the “ESPP”) purchase rights, the expected life is equal to the current offering period under the stock purchase plan.

Under SFAS No. 123 (revised 2004), Share-Based Payment, we are also required to estimate at grant the likelihood that the award will ultimately vest (the “pre-vesting forfeiture rate”) and revise the estimate, if necessary, in future periods if the actual forfeiture rate differs. We determine the pre-vesting forfeiture rate of an award based on our historical pre-vesting award forfeiture experience, giving consideration to company-specific events impacting our historical pre-vesting award forfeiture experience that are unlikely to occur in the future as well as anticipated future events that may impact forfeiture rates.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Accordingly, deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial carrying amounts and the tax basis of existing assets and liabilities by applying enacted statutory tax rates applicable to future years. The provision for income taxes is based on our estimates for taxable income of the various legal entities and jurisdictions in which we operate. As such, income tax expense may vary from the customary relationship between income tax expense and pre-tax income. We establish a valuation allowance against our net deferred tax assets to reduce deferred tax assets to the amount expected to be realized.

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

Interest and penalties related to income tax matters are recognized in income tax expense. During the three months ended June 30, 2008 we did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of June 30, 2008.

2.	Net Income Per Share

We compute net income per share pursuant to SFAS No. 128, Earnings Per Share. Accordingly, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common stock and common stock equivalents outstanding during the period. Potentially dilutive common share equivalents consist of common stock options and unvested restricted stock units (“RSUs”).

	Three Months Ended June 30,
	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net income	$86	$1,419
Denominator:
Weighted average common shares outstanding	26,890	26,552
Dilutive potential common stock equivalents	97	332

Weighted average shares and dilutive potential common shares	26,987	26,884

Basic and diluted net income per share:	$0.00	$0.05

Potentially dilutive common share equivalents that were excluded from the diluted net income per share calculations as their effect would be anti-dilutive totaled approximately 3.2 million shares and 3.4 million shares for the three months ended June 30, 2008 and 2007, respectively.

3.	Share-Based Payments

Share-Based Compensation Plans

On August 2, 2005, our stockholders approved the Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan authorizes the grant of equity awards to purchase up to that number of shares of our common stock equal to the sum of (i) 1,900,000 shares and (ii) the number of shares of common stock underlying any stock awards granted under certain prior share-based compensation plans that expire or are cancelled or forfeited without having been exercised in full or that are repurchased by us. Potential types of equity awards that may be granted under the 2004 Plan to our officers, directors, employees and consultants include stock options, RSUs, restricted stock awards, common stock awards, stock appreciation rights, performance awards and deferred stock units. Pursuant to the 2004 Plan, any shares of common stock that are awarded under the 2004 Plan as RSUs, restricted stock awards, common stock awards, performance awards or deferred stock units (but not as stock options or stock appreciation rights) are counted against the maximum number of shares of common stock available for issuance under the 2004 Plan based on a 1.15-to-1 ratio. The terms and conditions of specific awards are set at the discretion of our board of directors although generally awards vest over not more than four years, expire no later than ten years from the date of grant and do not have exercise prices less than the fair market value of the underlying common stock on the date of grant. At June 30, 2008, approximately 1,725,000 shares of our common stock remained available for issuance pursuant to awards granted under the 2004 Plan.

On August 2, 2005, our stockholders also approved the ESPP, under which we have reserved 1,000,000 shares of our common stock for issuance. Under the ESPP, employees may defer up to 10% of their base salary to purchase shares of our common stock, up to a maximum of 1,000 shares per offering period. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable offering period or the applicable purchase date. To date, we have issued approximately 264,000 shares under the ESPP and approximately 736,000 shares remained available for future issuance under the ESPP as of June 30, 2008.

We also maintain certain other share-based compensation plans, under which we did not grant awards during fiscal year 2009 and do not intend to grant any further awards in the future.

Share-Based Award Activity

Our stock options generally vest over four years and have a contractual term of 10 years. A summary of stock option activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(In thousands, except per share amounts)
Outstanding at April 1, 2008	3,376	$7.31
Granted	113	6.81
Exercised	73	5.05
Expired/Forfeited	131	7.82

Outstanding at June 30, 2008	3,285	7.36	$139	6.25

Exercisable at June 30, 2008	2,444	7.56	$139	5.52

RSUs granted under the 2004 Plan generally vest annually over three years and, once vested, do not expire. Upon vesting of an RSU, employees are generally issued an equivalent number of shares of our common stock. A summary of RSU activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands, except per share amounts)
Unvested at April 1, 2008	731	$6.66
Granted	62	6.80
Vested	200	6.14
Forfeited	57	6.45

Unvested at June 30, 2008	536	$6.94

Included in the vested shares for the period are approximately 39,000 shares tendered to the company by employees for payment of minimum income tax obligations upon vesting of RSUs.

Share-Based Compensation Expense

The estimated fair value of our share-based awards is recognized as a charge against income on a straight-line basis over the requisite service period, which is generally the vesting period of the award. Total stock-based compensation expense recognized in our condensed consolidated statements of operations for the three months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,
	2008	2007
	(In thousands)
Cost of revenue	$98	$81
Product development	223	230
Sales and marketing	156	201
General and administrative	402	391

Total stock-based compensation expense	$879	$903

No stock-based compensation expense was capitalized in the periods presented. At June 30, 2008, the gross amount of unrecognized stock-based compensation expense relating to unvested share-based awards was approximately $6.4 million, which we anticipate recognizing as a charge against income over a weighted average period of 1.2 years.

4.	Comprehensive Income

For the three months ended June 30, 2008 and 2007, comprehensive income consists of the following:

	Three Months Ended June 30,
	2008	2007
	(In thousands)
Net income	$86	$1,419
Foreign currency translation adjustment	107	(86)
Unrealized gain (loss) on marketable securities	(246)	55

Total comprehensive income (loss)	$(53)	$1,388

5.	Marketable Securities

We assess our marketable securities for impairment under the guidance provided by EITF Issue No. 03-1 and FASB Staff Position Nos. 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Accordingly, we review the fair value of our marketable securities at least quarterly to determine if declines in the fair value of individual securities are other-than-temporary in nature. If we believe the decline in the fair value of an individual security is other-than-temporary, we write-down the carrying value of the security to its estimated fair value, generally determined using quoted market prices, with a corresponding charge against income. To determine if a decline in the fair value of an investment is other-than-temporary, we consider several factors including, among others, the period of time and extent to which the estimated fair value has been less than cost, overall market conditions, the historical and projected future financial condition of the issuer of the security and our ability and intent to hold the security for a period of time sufficient to allow for a recovery of the market value.

As of June 30, 2008, we held $14.6 million in auction rate securities (“ARS”) at face value, which are collateralized by student loans, most of which were originated under the Federal Family Education Loan Program and are guaranteed by the United States Federal Department of Education. All of our ARS are AAA rated (or equivalent) by one or more of the major credit rating agencies.

Historically, the fair value of our ARS has approximated fair value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, all auctions for the ARS we hold have failed as the amount of ARS submitted for sale has exceeded the amount of purchase orders. The result of a failed auction is that these ARS continue to pay interest at contractually stated rates at each respective auction date; however, the liquidity of the ARS will be limited until there is a successful auction, the issuer redeems the ARS, the ARS mature or until such time as other markets for these ARS develop. We have concluded that the estimated fair value of the ARS no longer approximates the face value due to the lack of liquidity. The ARS have been classified within Level 3 under SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). Their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

We estimated the fair value of our ARS utilizing a discounted cash flow analysis as of June 30, 2008. The analyses considered, among other items, the collateralization underlying the security investments, the creditworthiness of the issuer, expected future cash flows, and the estimated time until anticipated market recovery.

Based on our assessment of the credit quality of the underlying collateral, creditworthiness of the issuers of the ARS, and our belief that we presently have the ability and the intent to hold these investments until market recovery, we do not believe these securities to be other-than-temporarily impaired, and as such, we have recorded an additional unrealized loss of $0.2 million during the first quarter of fiscal year 2009, for a total unrealized loss of $0.9 million to accumulated other comprehensive income as of June 30, 2008. Nonetheless, if uncertainties in the credit and capital markets continue, deteriorate further or there are any ratings downgrades on any ARS we hold, or if we no longer have the ability to hold these investments, we may be required to recognize an impairment charge against net income. As the market for student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified these investments as noncurrent assets on our consolidated balance sheet as of June 30, 2008.

6.	Fair Value

We adopted SFAS No. 157 as of April 1, 2008 as required for financial assets and liabilities. SFAS No. 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements. The principles apply under accounting pronouncements which require measurement of fair value and do not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. SFAS No. 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.

In accordance with SFAS No. 157, fair value measurements are classified under the following hierarchy:

Level 1 — Quoted prices for identical instruments in active markets.

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

Level 3 — Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable. The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the SFAS No. 157 fair value hierarchy:

	Carrying Value at June 30, 2008	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2008:
Auction rate securities	13,674	—	—	13,674

The following table summarizes the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Level 3 Inputs Auction Rate Securities

(In thousands)
Balance at April 1, 2008	$13,918
Unrealized loss included in Other Comprehensive Income (Loss)	(244)

Balance at June 30, 2008	$13,674

7.	Segment Information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, our operations have been aggregated into one reportable segment given the similarities of economic characteristics between the operations and the common nature of the products, services and customers.

8.	Guarantees

Guarantee of Lease Obligation of Others

On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. The landlords of our New Jersey facilities, which were used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $18.9 million as of June 30, 2008. In the event that PDD defaults on their lease commitment, we are permitted under the guarantee to sublease the facility in order to mitigate our lease obligation. In accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair market value of the guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. The liability for our guarantee of the lease obligation was $0.5 million at each of June 30, 2008 and March 31, 2008.

Other Guarantees and Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of June 30, 2008.

9.	Restructuring Activities

The following summarizes the changes in our accrued restructuring charges liability:

	Severance and Related Costs	Lease Obligation Exit and Facility Closure Costs	Total
	(In thousands)
Balance at March 31, 2007	$164	$1,880	$2,044
Additional severance and lease abandonment charges	55	—	55
Adjustments to liability	—	113	113
Cash payments	(108)	(630)	(738)
Effect of foreign exchange	26	34	60

Balance at March 31, 2008	137	1,397	1,534
Additional severance and lease abandonment charges	841	—	841
Adjustments to liability	—	26	26
Cash payments	(835)	(110)	(945)
Effect of foreign exchange	—	2	2

Balance at June 30, 2008	$143	$1,315	$1,458

In periods prior to fiscal year 2006, we implemented various actions designed to improve our operations and overall financial performance through workforce reductions and the abandonment of leased facilities. All severance benefits related to these workforce reductions have been fully paid. Our remaining obligations under the lease obligations terminate in fiscal year 2009.

In March 2006, we implemented various actions designed to realign our resources with our portfolio of products and services, eliminate redundancies in our workforce and streamline our operations through workforce reductions and abandoning two leased facilities in the United Kingdom. As a result of the implementation of these actions, we recognized a charge of $3.2 million, consisting of $1.8 million in severance benefits from the termination of approximately 50 employees and $1.4 million for our future lease obligations related to the abandoned facility, net of estimated future sublease income. In fiscal year 2007, we recognized a charge of $0.3 million for estimated additional severance benefits to be paid to certain employees terminated under the original restructuring plan and associated legal expenses. We anticipate completing the payment of severance benefits in fiscal year 2010. Additionally, in fiscal year 2007 we recorded an additional lease abandonment charge of $0.3 million. The lease obligations for the abandoned facilities terminate in fiscal years 2013 and 2022.

In April 2008, as part of a plan to continue to realign our workforce in order to support our growth products, we terminated approximately 30 employees in the U.S. and the U.K. In connection with the termination, we incurred approximately $0.8 million in severance charges in the first quarter of fiscal year 2009. The severance benefits were fully paid in the first quarter of fiscal year 2009.

All amounts incurred in connection with the above activities are recorded in restructuring charges in the accompanying condensed consolidated statements of operations.

10.	Legal Proceedings

We are subject to various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters is not expected to have a material effect on our business or financial condition. However, there can be no assurance that the disposition of such matters will not have a material effect on our results of operations in any particular period.

11.	Recent Accounting Pronouncements

We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159), as of April 1, 2008. SFAS No. 159 also amends certain provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. As of April 1, 2008, we did not elect to measure any of the incorporated items at fair value. Accordingly, the adoption of SFAS No. 159 did not have a material impact on our results of operations and financial position.

We adopted SFAS No. 157, Fair Value Measurements, as of April 1, 2008 as required for financial assets and liabilities. SFAS No. 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements. The principles apply under accounting pronouncements which require measurement of fair value and do not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. See note 6 to our consolidated financial statements for required disclosures of fair value measurements for financial assets and liabilities.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, a one year deferral of SFAS No. 157’s fair value measurement requirement for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. We have elected to defer the adoption of SFAS No. 157 for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. We do not expect the adoption of SFAS No. 157 for these assets and liabilities to have a material impact on our results of operations or financial position.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact that this FSP will have on our operations, financial position and cash flows.

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

Our Strategy

We believe the combination of our scientific operating platform and our computer-aided design modeling and simulation software and service solutions enables our customers to better utilize their scientific data in order to solve critical business issues throughout their organizations. Our strategy is to continue to increase the use of our scientific operating platform so that it remains the de facto standard scientific operating platform in the industries we serve. In order to increase the use of our platform we continue to develop advanced analysis and reporting component collections which operate with our scientific operating platform in order to extend its capabilities and value to our customers. Our scientific operating platform is also the basis of many of our service offerings, including offerings which integrate and enhance our customers’ software, thereby further increasing the use and value of our platform. Because our scientific operating platform is the underlying operating platform for many products in our broad portfolio of computer aided design modeling and simulation software and service solutions, we expect the usage of these products to increase as the usage of our scientific operating platform increases, thus further increasing our sales and value to our customers. We also intend to market and distribute our solutions to a broader group of users, including scientists, engineers and information technology professionals within our existing customer base, as well as to new customers in other industries. We also partner with other companies who provide scientific software and services in order to ensure that their software and service solutions operate with our scientific operating platform, further proliferating its use and value to our customers.

Critical Accounting Policies

The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. There have been no significant changes in our critical accounting policies and estimates from March 31, 2008.

Results of Operations

Historically, we have received approximately two-thirds of our annual customer orders in the second half of our fiscal year. In accordance with our revenue recognition policies, the revenue associated with these orders is generally recognized over the contractual license term. Therefore, because our policy is to accrue and expense sales commissions and royalties upon the invoicing of customer orders, we have historically experienced an increase in operating costs and expenses and a decrease in income during the second half of our fiscal year. As a result of these and other seasonal variations, we believe that sequential quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and that the interim financial results for the periods presented in this Report are not necessarily indicative of results for a full year or for any subsequent interim period.

Comparison of the Three Months Ended June 30, 2008 and 2007

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Three Months Ended June 30,
	2008	2007
Revenue	100%	100%
Cost of revenue	17%	17%

Gross profit	83%	83%
Operating expenses:
Product development	21%	21%
Sales and marketing	40%	38%
General and administrative	17%	20%
Restructuring charges	4%	—%

Total operating expenses	82%	79%

Operating income	1%	4%
Interest and other income, net	1%	5%

Income before income taxes	2%	9%
Income tax expense	2%	2%

Net income	—%	7%

Revenue

Revenue increased 1% to $20.3 million for the three months ended June 30, 2008, as compared to $20.1 million for the three months ended June 30, 2007. The increase was due to continued growth in orders for solutions and services related to our scientific operating platform product line, partially offset by reduced revenue from deemphasized products.

Cost of Revenue

Cost of revenue decreased 1%, and was $3.5 million for each of the three months ended June 30, 2008 and 2007. As a percentage of revenue, cost of revenue remained consistent at 17% for each of the three months ended June 30, 2008 and 2007. The slight decrease in cost of revenues was due to a more favorable product mix, offset partially by increased shipping costs.

Operating Expenses

Product Development Expenses. Product development expenses decreased 1%, and were $4.3 million for each of the three months ended June 30, 2008 and 2007. As a percentage of revenue, product development expenses remained consistent at 21% for each of the three months ended June 30, 2008 and 2007. The decrease in product development expenses was primarily attributable to a decrease in personnel and related costs.

Sales and Marketing Expenses. Sales and marketing expenses increased 8% to $8.1 million for the three months ended June 30, 2008, as compared to $7.5 million for the three months ended June 30, 2007. As a percentage of revenue, sales and marketing expenses increased to 40% for the three months ended June 30, 2008, as compared to 38% for the three months ended June 30, 2007. The increase in sales and marketing expense is primarily attributable to an increase in commission and travel costs due to an overall increase in order intake in the current quarter.

General and Administrative Expenses. General and administrative expenses decreased 11% to $3.5 million for the three months ended June 30, 2008, as compared to $3.9 million for the three months ended June 30, 2007. As a percentage of revenue, general and administrative expenses decreased to 17% for the three months ended June 30, 2008, as compared to 20% for the three months ended June 30, 2007. The decrease was primarily attributable to cost savings initiatives.

Restructuring Charges. Restructuring charges were $0.8 million for the three months ended June 30, 2008, as compared to $0.02 million for the three months ended June 30, 2007. The increase in restructuring charges for the three months ended June 30, 2008 related to our plan to realign our workforce in order to support our growth products.

Net Interest and Other Income

Net interest and other income was $0.3 million for the three months ended June 30, 2008, as compared to $1.0 million for the three months ended June 30, 2007. The decrease in net interest and other income was primarily attributable to unfavorable currency fluctuations and lower interest rates obtained on our cash and marketable securities balances during the current quarter.

Income Tax Expense

Income tax expense was $0.3 million for the three months ended June 30, 2008, as compared to $0.4 million for the three months ended June 30, 2007.

Liquidity and Capital Resources

We had cash, cash equivalents, marketable securities, and restricted cash and marketable securities of $74.9 million as of June 30, 2008, as compared to $76.4 million as of March 31, 2008, a decrease of $1.5 million. The decrease in cash, cash equivalents, marketable securities and restricted cash and marketable securities during the three months ended June 30, 2008 was primarily attributable to $2.3 million in net property and equipment and software license purchases, additional unrealized losses on our auction rate securities (“ARS”) of $0.2 million and losses of $0.2 million due to unfavorable fluctuations in foreign currencies. These decreases were offset by cash generated by operations of $0.8 million and proceeds of $0.5 million from the issuance of our common stock under employee stock plans. Our operating cash flows on a quarterly basis are significantly impacted by changes in accounts receivable balances. Due to the seasonality of our business, accounts receivable balances have historically increased significantly in the third quarter of each fiscal year as a result of higher order intake. The collection of these accounts receivable balances has generally resulted in positive cash flows from operations in the fourth quarter of each fiscal year, while we have historically experienced negative cash flows from operations in the other three fiscal quarters.

Net cash generated by operating activities was $0.8 million for the three months ended June 30, 2008, as compared to net cash used in operations of $1.9 million for the three months ended June 30, 2007. The decrease in cash used in operating activities for the quarter ended June 30, 2008 versus the quarter ended June 30, 2007 was primarily attributable to collections on our accounts receivable balances, and a decrease in deferred revenue.

Net cash used in investing activities was $1.1 million for the three months ended June 30, 2008, as compared to net cash provided by investing activities of $6.0 million for the three months ended June 30, 2007. Significant components of cash flows from investing activities for the three months ended June 30, 2008 included net purchases of property and equipment of $0.4 million, purchases of software licenses of $1.9 million, and a net decrease in our marketable securities portfolio of $1.1 million. Significant components of cash flows from investing activities for the three months ended June 30, 2007 included net purchases of property and equipment of $0.2 million and a net decrease in our marketable securities portfolio of $6.2 million.

Net cash provided by financing activities was $0.5 million for the three months ended June 30, 2008 and $0.3 million for the three months ended June 30, 2007. Cash flows from financing activities for both periods consisted solely of proceeds from the issuance of our common stock under employee stock plans.

As of June 30, 2008, we held $14.6 million in ARS at face value, which are collateralized by student loans, most of which were originated under the Federal Family Education Loan Program and are guaranteed by the United States Federal Department of Education. All of our ARS are AAA rated (or equivalent) by one or more of the major credit rating agencies.

Historically the fair value of our ARS has approximated fair value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, all auctions for the ARS we hold have failed as the amount of ARS submitted for sale has exceeded the amount of purchase orders. The result of a failed auction is that these ARS continue to pay interest at contractually stated rates at each respective auction date; however, the liquidity of the ARS will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS develop. We have concluded that the estimated fair value of the ARS no longer approximates the face value due to the lack of liquidity. The ARS have been classified within Level 3 under SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). Their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

We estimated the fair value of our ARS utilizing a discounted cash flow analysis as of June 30, 2008. The analyses considered, among other items, the collateralization underlying the security investments, the creditworthiness of the issuer, expected future cash flows, and the estimated time until anticipated market recovery.

Based on our assessment of the credit quality of the underlying collateral, the creditworthiness of the issuers of the ARS, and our belief that we presently have the ability and the intent to hold these investments until market recovery, we do not believe these securities to be other-than-temporarily impaired and, as such, we have recorded an additional unrealized loss of $0.2 million during the first quarter of fiscal year 2009, for a total unrealized loss of $0.9 million to accumulated other comprehensive income as of June 30, 2008. Nonetheless, if uncertainties in the credit and capital markets continue, deteriorate further or there are any ratings downgrades on any ARS we hold, or if we no longer have the ability to hold these investments, we may be required to recognize an impairment charge against net income. As the market for student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified these investments as noncurrent assets on our Consolidated Balance Sheet as of June 30, 2008.

In the event that we need to access our investments in these ARS, we will not be able to do so until a future auction on these investments is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, the securities mature, or there is a default requiring immediate payment from the issuer. We do not believe that our inability to access these funds in the near term will have a material impact on our liquidity for the next twelve months.

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

The information called for by this item is provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Our exposures to market risk have not changed materially since March 31, 2008.

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

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, those controls.

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

You should carefully consider the risks described below before investing in our publicly-traded securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions, geopolitical changes and international operations. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity. The risks described below could cause our actual results to differ materially from those contained in the forward-looking statements we have made in this Report, the information incorporated herein by reference and those forward-looking statements we may make from time to time.

Certain Risks Related to Our Marketplace and Environment

Our revenue from the sale of computer-aided design modeling and simulation software to the life science discovery research marketplace, which has historically constituted a significant portion of our overall revenue, has been declining over the past several years and may continue to decline in future years. Historically we have derived a significant portion of our revenue from the sale of computer-aided design modeling and simulation software to the discovery research departments in pharmaceutical and biotechnology companies. Such revenues have been declining over the past several years. We believe this decline is due to several factors, including industry consolidation, a general reduction in the level of discovery research activity by our customers, increased competition, including competition from open source software, and reductions in profit and related information technology spending by our customers. If such declines continue and we do not increase the revenue we derive from our other product and service offerings, our business could be adversely impacted.

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

Certain Risks Related To Our Financial Performance

We have a history of losses and our future profitability is uncertain. We generated net losses for the years ended March 31, 2007 and 2006. Although we generated net income for the quarter ended June 30, 2008 and the year ended March 31, 2008, we may experience future net losses which may limit our ability to fund our operations and we may not generate income from operations in the future. Our future profitability depends upon many factors, including several that are beyond our control. These factors include without limitation:

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

We may be required to indemnify Pharmacopeia Drug Discovery, Inc. (“PDD”), or may not be able to collect on indemnification rights from PDD. On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of the spin-off, we agreed to indemnify the indebtedness, liabilities and obligations of PDD. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under certain facility leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be as significant as the remaining future minimum lease payments, which totaled approximately $18.9 million as of June 30, 2008. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any failure by PDD to satisfy its obligations and any required payment by us could have a material adverse effect on our business.

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

Included in our marketable securities portfolio at June 30, 2008 were auction rate securities that we purchased for $14.6 million. These securities have failed to trade at recent auctions due to insufficient bids from buyers. If future auctions of such securities continue to fail and the credit ratings of these investments deteriorate, the fair value of these auction rate securities may decline further and we may incur impairment charges in connection with these securities, which would negatively affect our reported earnings, cash flows and financial condition.

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

As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares. As of July 21, 2008, the top ten institutional holders of our common stock held approximately 57% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

On August 4, 2008, the Company entered into a Separation Agreement and Release (“Separation Agreement”) with Mr. Rick Murphy, who resigned as the Company’s Senior Vice President, Worldwide Sales and Services. Per the terms of the Separation Agreement, Mr. Murphy will receive the sum of $33,333 per month for a period of twelve months, provided that he abides by certain non-solicitation and non-competition obligations set forth in the Separation Agreement. He will also remain eligible, subject to certain conditions, to receive a pro-rata bonus, in accordance with the terms of the Company’s 2009 Management Incentive Plan as determined by the Company’s Board of Directors. The foregoing description is intended only as a summary of the material terms of the Separation Agreement and is qualified in its entirety by reference to the full Separation Agreement attached as Exhibit 10.1 of this Report.

The board has appointed Ms. Ilene Vogt to replace Mr. Murphy as the Company’s Senior Vice President, Worldwide Sales and Services. Ms. Vogt commenced employment with the Company on August 5, 2008, in accordance with the terms of an Employment Agreement with the Company (“Employment Agreement”). Per the terms of the Employment Agreement, Ms. Vogt’s base salary is $250,000 with an initial target bonus of 100% of her base salary. She will also receive a signing bonus of $50,000 and a car allowance of $1,500 per month. For fiscal year 2009, 50% of her bonus is guaranteed, and she is eligible for an additional $50,000 if the Company meets certain sales targets for the fiscal year. In the event she is involuntarily terminated she is eligible for severance benefits equaling twelve months of her base salary, all as set forth in the Employment Agreement. The foregoing description is intended only as a summary of the material terms of the Employment Agreement and is qualified in its entirety by reference to the full Employment Agreement attached as Exhibit 10.2 of this Report.

On August 7, 2008, the Company’s Human Resources Committee of the Board of Directors (the “Committee”) approved a form of performance based restricted stock unit award agreement (“Performance Award Agreement”) which may be utilized by the Committee in issuing performance awards from the Company’s Amended and Restated 2004 Stock Incentive Plan. The Performance Award Agreement enables the Committee to award equity, as set forth in each such Performance Award Agreement, contingent upon the achievement by the recipient or the Company (as applicable) of certain financial performance targets during a performance period, all as detailed in each individual Performance Award Agreement. The foregoing description is intended only as a summary of the material terms of the form of Performance Award Agreement and is qualified in its entirety by reference to the form of the Performance Award Agreement attached as Exhibit 10.3 of this Report.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.1 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

3.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.2 to Accelrys, Inc.’s Annual Report on form 10-K for the fiscal year ended March 31, 2005).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.2 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

3.4	Certificate of Amendment of Amended and Restated Certificate of Accelrys, Inc. (incorporated by reference to Exhibit 3.4 to Accelrys, Inc.’s Quarterly Report Form 10-Q for the quarterly period ended September 30, 2007).

3.5	Amended and Restated Bylaws of Accelrys, Inc. as amended on June 9, 2005 (incorporated by reference to Exhibit 3.3 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

10.1*	Employment Separation Agreement and Release, dated August 4, 2008, between Accelrys, Inc. and Rick Murphy.

10.2*	Employment Agreement, dated August 6, 2008, between Accelrys, Inc. and Ilene Vogt.

10.3*	Form of Performance Based Restricted Stock Unit Award Agreement between Accelrys, Inc. and certain of its executives.

31.1*	Section 302 Certification of the Principal Executive Officer

31.2*	Section 302 Certification of the Principal Financial Officer

32.1*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELRYS, INC.

By:	/s/ RICK E. RUSSO
Rick E. Russo Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Chief Financial Officer)

Date: August 8, 2008