Form 10-Q
period 2008-09-30
ACCELRYS, INC.
filed 2008-11-06
CIK 1002388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of October 17, 2008 was 27,121,002, net of treasury shares.

ACCELRYS, INC.

FORM 10-Q — QUARTERLY REPORT

For The Quarterly Period Ended September 30, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Accelrys, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2008	March 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,987	$53,126
Marketable securities	—	1,125
Trade receivables, net of allowance for doubtful accounts of $195 as of September 30, 2008 and $200 as of March 31, 2008	9,958	21,976
Prepaid expenses, deferred tax assets and other current assets	2,999	4,178

Total current assets	61,944	80,405
Marketable securities, net of current portion	13,297	13,918
Restricted cash and marketable securities	8,054	8,212
Property and equipment, net	3,929	4,618
Goodwill	42,663	42,663
Purchased intangible assets, net	6,578	5,613
Other assets	592	662

Total assets	$137,057	$156,091

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$721	$1,283
Accrued liabilities	4,169	5,082
Accrued compensation and benefits	5,488	7,941
Current portion of accrued restructuring charges	353	422
Current portion of deferred revenue	38,640	56,241

Total current liabilities	49,371	70,969
Deferred revenue, net of current portion	1,498	2,100
Deferred tax liability	1,370	1,016
Accrued restructuring charges, net of current portion	917	1,112
Lease-related liabilities, net of current portion	5,491	6,012
Stockholders’ equity:
Preferred stock, $.0001 par value; 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 60,000 shares authorized; 27,757 and 27,436 shares issued at September 30, 2008 and March 31, 2008, respectively	3	3
Additional paid-in capital	266,473	264,018
Lease guarantee	(478)	(509)
Treasury stock; 644 shares at each of September 30, 2008 and March 31, 2008	(8,340)	(8,340)
Accumulated deficit	(179,339)	(180,654)
Accumulated other comprehensive income	91	364

Total stockholders’ equity	78,410	74,882

Total liabilities and stockholders’ equity	$137,057	$156,091

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Revenue	$20,112	$19,663	$40,412	$39,764
Cost of revenue	3,545	3,445	7,005	6,952

Gross margin	16,567	16,218	33,407	32,812
Operating expenses:
Product development	3,832	4,296	8,110	8,605
Sales and marketing	8,190	7,141	16,307	14,681
General and administrative	3,259	3,525	6,720	7,415
Restructuring	8	—	850	25

Total operating expenses	15,289	14,962	31,987	30,726

Operating income	1,278	1,256	1,420	2,086
Interest and other income, net	350	701	623	1,693

Income before taxes	1,628	1,957	2,043	3,779
Income tax expense	401	317	730	720

Net income	$1,227	$1,640	$1,313	$3,059

Net income per share amounts:
Basic	$0.05	$0.06	$0.05	$0.11
Diluted	$0.04	$0.06	$0.05	$0.11
Weighted average shares used to compute net income per share:
Basic	27,094	26,684	26,992	26,623
Diluted	27,367	27,076	27,177	26,985

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,313	$3,059
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,926	1,905
Stock-based compensation	1,993	1,868
Other	59	(298)
Changes in operating assets and liabilities:
Trade receivables	11,339	8,794
Prepaid expenses and other current assets	1,017	232
Other assets	(367)	369
Accounts payable	(508)	(388)
Accrued liabilities	(3,072)	(3,533)
Deferred revenue	(16,228)	(18,014)

Net cash used in operating activities	(2,528)	(6,006)
Cash flows from investing activities:
Purchases of property and equipment, net	(500)	(288)
Purchase of software license	(1,885)	—
Purchases of marketable securities	—	(8,106)
Proceeds from maturities of marketable securities	1,122	12,650

Net cash provided by (used in) investing activities	(1,263)	4,256
Cash flows from financing activities:
Proceeds from issuance of common stock, net of shares tendered	466	331

Net cash provided by financing activities	466	331
Effect of changes in exchange rates on cash and cash equivalents	(814)	(17)

Decrease in cash and cash equivalents	(4,139)	(1,436)
Cash and cash equivalents at beginning of period	53,126	33,247

Cash and cash equivalents at end of period	$48,987	$31,811

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies

Financial Statement Preparation

The condensed consolidated financial statements of Accelrys, Inc. (“we”, “our” or “us”) as of September 30, 2008, and for the three and six months ended September 30, 2008 and 2007 are unaudited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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

Revenue Recognition

We recognize revenues in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

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

Software Licenses. We license software predominantly on a term basis. When sold perpetually, our standard perpetual software licensing arrangements generally include twelve months of bundled PCS, while our standard term-based software licensing arrangements typically include PCS for the full duration of the term license. Because we do not have vendor specific objective evidence of the fair value of these elements, we recognize as revenue the entire fee for such perpetual and term-based licenses ratably over the term of the bundled PCS.

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

At September 30, 2008, we had $1.9 million of capitalized software purchased from third parties. This amount is included in purchased intangible assets, net in the accompanying condensed consolidated balance sheet. These costs are being amortized to cost of revenue on a straight-line basis over their estimated useful life of five years. Amortization expense was approximately $0.1 million and $0.2 million for the three and six months ended September 30, 2008, respectively. No software development costs were capitalized as of March 31, 2008.

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

Interest and penalties related to income tax matters are recognized in income tax expense. During the three and six months ended September 30, 2008 we did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of September 30, 2008.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net income	$1,227	$1,640	$1,313	$3,059
Denominator:
Weighted average common shares outstanding	27,094	26,684	26,992	26,623
Dilutive potential common stock equivalents	273	392	185	362

Weighted average shares and dilutive potential common shares	27,367	27,076	27,177	26,985

Net income per share:
Basic	$0.05	$0.06	$0.05	$0.11
Diluted	$0.04	$0.06	$0.05	$0.11

Potentially dilutive common share equivalents that were excluded from the diluted net income per share calculations as their effect would be anti-dilutive totaled approximately 3.1 million shares and 3.0 million shares for the three and six months ended September 30, 2008, respectively, and 3.0 million shares and 3.3 million shares for the three and six months ended September 30, 2007, respectively

3.	Share-Based Payments

Share-Based Compensation Plans

On August 2, 2005, our stockholders approved the Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan authorizes the grant of equity awards to purchase up to that number of shares of our common stock equal to the sum of (i) 1,900,000 shares and (ii) the number of shares of common stock underlying any stock awards granted under certain prior share-based compensation plans that expire or are cancelled or forfeited without having been exercised in full or that are repurchased by us. Potential types of equity awards that may be granted under the 2004 Plan to our officers, directors, employees and consultants include stock options, RSUs, restricted stock awards, common stock awards, stock appreciation rights, performance awards and deferred stock units. Pursuant to the 2004 Plan, any shares of common stock that are awarded under the 2004 Plan as RSUs, restricted stock awards, common stock awards, performance awards or deferred stock units (but not as stock options or stock appreciation rights) are counted against the maximum number of shares of common stock available for issuance under the 2004 Plan based on a 1.15-to-1 ratio. The terms and conditions of specific awards are set at the discretion of our board of directors although generally awards vest over not more than four years, expire no later than ten years from the date of grant and do not have exercise prices less than the fair market value of the underlying common stock on the date of grant. At September 30, 2008, approximately 1,056,000 shares of our common stock remained available for issuance pursuant to awards granted under the 2004 Plan.

On August 2, 2005, our stockholders also approved the ESPP, under which we have reserved 1,000,000 shares of our common stock for issuance. Under the ESPP, employees may defer up to 10% of their base salary to purchase shares of our common stock, up to a maximum of 1,000 shares per offering period. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable offering period or the applicable purchase date. To date, we have issued approximately 264,000 shares under the ESPP and approximately 736,000 shares remained available for future issuance under the ESPP as of September 30, 2008.

We also maintain certain other share-based compensation plans, under which we did not grant awards during fiscal year 2009 and do not intend to grant any further awards in the future.

Share-Based Award Activity

Our stock options generally vest over four years and have a contractual term of 10 years. A summary of stock option activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(In thousands, except per share amounts)
Outstanding at April 1, 2008	3,376	$7.31
Granted	248	5.91
Exercised	(74)	4.99
Expired/Forfeited	(418)	7.91

Outstanding at September 30, 2008	3,132	7.19	$277	6.06

Exercisable at September 30, 2008	2,300	$7.42	$229	5.20

RSUs granted under the 2004 Plan generally vest annually over three years and, once vested, do not expire. Upon vesting of an RSU, employees are generally issued an equivalent number of shares of our common stock. A summary of RSU activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands, except per share amounts)
Unvested at April 1, 2008	731	$6.66
Granted	777	5.05
Vested	(227)	7.28
Forfeited	(85)	6.42

Unvested at September 30, 2008	1,196	$5.59

Included in the vested shares for the period are approximately 44,000 shares tendered to the company by employees for payment of minimum income tax obligations upon vesting of RSUs.

Share-Based Compensation Expense

The estimated fair value of our share-based awards is recognized as a charge against income on a straight-line basis over the requisite service period, which is generally the vesting period of the award. Total stock-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Cost of revenue	$106	$83	$204	$164
Product development	253	227	476	457
Sales and marketing	312	250	468	451
General and administrative	443	405	845	796

Total stock-based compensation expense	$1,114	$965	$1,993	$1,868

No stock-based compensation expense was capitalized in the periods presented. At September 30, 2008, the gross amount of unrecognized stock-based compensation expense relating to unvested share-based awards was approximately $8.3 million, which we anticipate recognizing as a charge against income over a weighted average period of 2.18 years.

4.	Comprehensive Income

For the three and six months ended September 30, 2008 and 2007, comprehensive income consists of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net income	$1,227	$1,640	$1,313	$3,059
Foreign currency translation adjustment	241	(70)	348	(155)
Unrealized gain (loss) on marketable securities	(375)	61	(621)	116

Total comprehensive income	1,093	1,631	1,040	3,020

5.	Marketable Securities

We assess our marketable securities for impairment under the guidance provided by EITF Issue No. 03-1 and FASB Staff Position (“FSP”) Nos. 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Accordingly, we review the fair value of our marketable securities at least quarterly to determine if declines in the fair value of individual securities are other-than-temporary in nature. If we believe the decline in the fair value of an individual security is other-than-temporary, we write-down the carrying value of the security to its estimated fair value, with a corresponding charge against income. To determine if a decline in the fair value of an investment is other-than-temporary, we consider several factors including, among others, the period of time and extent to which the estimated fair value has been less than cost, overall market conditions, the historical and projected future financial condition of the issuer of the security and our ability and intent to hold the security for a period of time sufficient to allow for a recovery of the market value.

As of September 30, 2008, we held $14.6 million in auction rate securities (“ARS”) at face value, which are collateralized by student loans, most of which were originated under the Federal Family Education Loan Program and are guaranteed by the United States Federal Department of Education. All of our ARS are AAA rated (or equivalent) by one or more of the major credit rating agencies.

Through February 2008, the face value of our ARS has approximated fair value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, all auctions for the ARS we hold have failed as the amount of ARS submitted for sale has exceeded the amount of purchase orders. The result of a failed auction is that these ARS continue to pay interest at contractually stated rates at each respective auction date; however, the liquidity of the ARS will be limited until there is a successful auction, the issuer redeems the ARS, the ARS mature or until such time as other markets for these ARS develop. We have concluded that the estimated fair value of the ARS no longer approximates the face value due to the lack of liquidity. The ARS have been classified within Level 3 under SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). Their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the ARS.

We estimated the fair value of our ARS utilizing a discounted cash flow analysis as of September 30, 2008. The analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the issuer, expected future cash flows, and the estimated time until anticipated market recovery.

Based on our assessment of the credit quality of the underlying collateral, creditworthiness of the issuers of the ARS, and our belief that as of September 30, 2008, we have the ability and the intent to hold these investments until market recovery, we do not believe the ARS to be other-than-temporarily impaired, and as such, we have recorded an additional unrealized loss of $0.4 million and $0.6 million during the three and six months ended September 30, 2008, for a total unrealized loss of $1.3 million to accumulated other comprehensive income as of September 30, 2008. Nonetheless, if uncertainties in the credit and capital markets continue, deteriorate further or there are any ratings downgrades on any ARS we hold, or if we no longer have the ability to hold these investments, we may be required to recognize an impairment charge against net income. As the market for student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified these investments as noncurrent assets on our consolidated balance sheet as of September 30, 2008.

In October 2008, we received an offer from a counterparty to purchase $14.6 million of our ARS at par value between June 2010 and July 2012. We are currently assessing the terms of the offer, and are in discussions with the counterparty to determine whether an acceptable agreement can be reached regarding the purchase of these ARS.

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

	Carrying Value at September 30, 2008	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2008:
Auction rate securities	13,297	—	—	13,297

The following table summarizes the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Level 3 Inputs Auction Rate Securities
(In thousands)
Balance at April 1, 2008	$13,918
Unrealized loss included in Other Comprehensive Income (Loss)	(621)

Balance at September 30, 2008	13,297

7.	Segment Information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, our operations have been aggregated into one reportable segment given the similarities of economic characteristics between the operations and the common nature of the products, services and customers.

8.	Guarantees

Guarantee of Lease Obligation of Others

On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. The landlords of our New Jersey facilities, which were used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $18.4 million as of September 30, 2008. In the event that PDD defaults on their lease commitment, we are permitted under the guarantee to sublease the facility in order to mitigate our lease obligation. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair market value of the guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. The liability for our guarantee of the lease obligation was $0.5 million at each of September 30, 2008 and March 31, 2008.

Other Guarantees and Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of September 30, 2008.

9.	Restructuring Activities

The following summarizes the changes in our accrued restructuring charges liability:

	Severance and Related Costs	Lease Obligation Exit and Facility Closure Costs	Total
	(In thousands)
Balance at March 31, 2007	$164	$1,880	$2,044
Additional severance and lease abandonment charges	55	—	55
Adjustments to liability	—	113	113
Cash payments	(108)	(630)	(738)
Effect of foreign exchange	26	34	60

Balance at March 31, 2008	137	1,397	1,534
Additional severance and lease abandonment charges	841	—	841
Adjustments to liability	—	46	46
Cash payments	(835)	(195)	(1,030)
Effect of foreign exchange	(12)	(109)	(121)

Balance at September 30, 2008	$131	$1,139	$1,270

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

We adopted SFAS No. 157 as of April 1, 2008 as required for financial assets and liabilities. SFAS No. 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements. The principles apply under accounting pronouncements which require measurement of fair value and do not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. See note 6 to our consolidated financial statements for required disclosures of fair value measurements for financial assets and liabilities. In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, a one year deferral of SFAS No. 157’s fair value measurement requirement for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. We have elected to defer the adoption of SFAS No. 157 for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. We do not expect the adoption of SFAS No. 157 for these assets and liabilities to have a material impact on our results of operations or financial position. On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP No. 157-3”), that clarifies the application of SFAS No.157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial assets is not active. FSP No. 157-3 was effective upon issuance, and is applicable to the valuation of our ARS for which there was no active market as of September 30, 2008.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact that this FSP will have on our operations, financial position and cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used anywhere in this Quarterly Report on Form 10-Q (this “Report”), the words “expect”, “believe”, “anticipate”, “estimate”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements. These forward-looking statements may include statements addressing our future financial and operating results. We have based these forward-looking statements on our current expectations about future events. Such statements are subject to certain risks and uncertainties including those related to execution upon our strategic plans, the successful release and acceptance of new products, the demand for new and existing products, additional competition, changes in economic conditions and those described in documents we have filed with the Securities and Exchange Commission, including this Report in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” and in our subsequent reports on Form 10-Q and Form 10-K. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Our Marketplace

Historically, we have primarily sold molecular modeling and simulation software. The market for molecular modeling and simulation products in the pharmaceutical and biotechnology industries is challenging due to the maturity of the market, industry consolidation, reduction in the level of discovery research activity, and increased competition, including competition from open source software. We also sell modeling and simulation products to the energy, chemicals, aerospace, and consumer packaged goods industries. We believe these industries are in the early stages of adoption of these technologies. Thus we believe the market for our products within these industries is nascent. Following the acquisition of SciTegic, we began to offer data-pipelining and workflow software. This technology is widely applicable within our target industries and represents a significant growth opportunity in all industries which our computer-aided design modeling and simulation and cheminformatics products currently serve. There is currently limited competition with this technology in our targeted industries.

Our Strategy

We believe the combination of our scientific operating platform and our computer-aided design modeling and simulation software and service solutions enables our customers to better utilize their scientific data in order to solve critical business issues throughout their organizations. Our strategy is to continue to increase the use of our scientific operating platform so that it remains the de facto standard scientific operating platform in the industries we serve. In order to increase the use of our platform we continue to develop advanced analysis and reporting component collections which operate with our scientific operating platform in order to extend its capabilities and value to our customers. Our scientific operating platform is also the basis of many of our service offerings, including offerings which integrate and enhance our customers’ software, thereby further increasing the use and value of our platform. Because our scientific operating platform is the underlying operating platform for many products in our broad portfolio of computer-aided design modeling and simulation software and service solutions, we expect the usage of these products to increase as the usage of our scientific operating platform increases, thus further increasing our sales and value to our customers. We also intend to market and distribute our solutions to a broader group of users, including scientists, engineers and information technology professionals within our existing customer base, as well as to new customers in other industries. We also partner with other companies who provide scientific software and services in order to ensure that their software and service solutions operate with our scientific operating platform, further proliferating its use and value to our customers.

Critical Accounting Policies

The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. There have been no significant changes in our critical accounting policies and estimates from March 31, 2008, other than as described below.

We adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) as of April 1, 2008 as required for financial assets and liabilities. SFAS No. 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements. The principles apply under accounting pronouncements which require measurement of fair value and do not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. See note 6 to our consolidated financial statements for required disclosures of fair value measurements for financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), a one year deferral of SFAS No. 157’s fair value measurement requirement for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. We have elected to defer the adoption of SFAS No. 157 for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. We do not expect the adoption of SFAS No. 157 for these assets and liabilities to have a material impact on our results of operations or financial position. On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FSP No. 157-3”) that clarifies the application of SFAS No.157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 was effective upon issuance, and is applicable to the valuation of our ARS for which there was no active market as of September 30, 2008.

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

Comparison of the Three Months Ended September 30, 2008 and 2007

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Three Months Ended September 30,
	2008	2007
Revenue	100%	100%
Cost of revenue	18%	18%

Gross profit	82%	82%
Operating expenses:
Product development	19%	22%
Sales and marketing	41%	36%
General and administrative	16%	18%
Restructuring charges	—%	—%

Total operating expenses	76%	76%

Operating income	6%	6%
Interest and other income, net	2%	4%

Income before income taxes	8%	10%
Income tax expense	2%	2%

Net income	6%	8%

Revenue

Revenue increased 2% to $20.1 million for the three months ended September 30, 2008, as compared to $19.7 million for the three months ended September 30, 2007. The increase was due to continued growth in orders for solutions and services related to our scientific operating platform product line, partially offset by reduced revenue from deemphasized products.

Cost of Revenue

Cost of revenue increased 3% to $3.5 million for the three months ended September 30, 2008, as compared to $3.4 million for the three months ended September 30, 2007. As a percentage of revenue, cost of revenue remained consistent at 18% for each of the three months ended September 30, 2008 and 2007. The slight increase in cost of revenue was due to higher personnel costs in our services department due to increased headcount, offset by a decrease in distributor and royalty costs as a result of a more favorable product mix.

Operating Expenses

Product Development Expenses. Product development expenses decreased 11% to $3.8 million for the three months ended September 30, 2008, as compared to $4.3 million for the three months ended September 30, 2007. As a percentage of revenue, product development expenses decreased to 19% for the three months ended September 30, 2008, as compared to 22% for the three months ended September 30, 2007. The decrease in product development expenses was primarily attributable to a decrease in personnel and related costs.

Sales and Marketing Expenses. Sales and marketing expenses increased 15% to $8.2 million for the three months ended September 30, 2008, as compared to $7.1 million for the three months ended September 30, 2007. As a percentage of revenue, sales and marketing expenses increased to 41% for the three months ended September 30, 2008, as compared to 36% for the three months ended September 30, 2007. The increase in sales and marketing expense is primarily attributable to an increase in commission and travel costs due to an overall increase in order intake in the current quarter as compared to the same quarter of the prior year, in addition to incurring $0.4 million in severance charges in the current quarter related to the departure of our former Senior Vice President of Sales and Services.

General and Administrative Expenses. General and administrative expenses decreased 8% to $3.3 million for the three months ended September 30, 2008, as compared to $3.5 million for the three months ended September 30, 2007. As a percentage of revenue, general and administrative expenses decreased to 16% for the three months ended September 30, 2008, as compared to 18% for the three months ended September 30, 2007. The decrease was primarily attributable to a reduction in insurance, legal, accounting, and recruiting costs.

Net Interest and Other Income

Net interest and other income was $0.4 million for the three months ended September 30, 2008, as compared to $0.7 million for the three months ended September 30, 2007. The decrease in net interest and other income was primarily attributable to lower interest rates obtained on our cash and marketable securities balances during the current quarter.

Income Tax Expense

Income tax expense was $0.4 million for the three months ended September 30, 2008, as compared to $0.3 million for the three months ended September 30, 2007. The increase in income tax expense was primarily attributable to timing differences in the deductibility of indefinite lived intangible asset amortization for income tax purposes.

Comparison of the Six Months Ended September 30, 2008 and 2007

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Six Months Ended September 30,
	2008	2007
Revenue	100%	100%
Cost of revenue	17%	17%

Gross profit	83%	83%
Operating expenses:
Product development	20%	22%
Sales and marketing	40%	37%

	Six Months Ended September 30,
	2008	2007
General and administrative	17%	19%
Restructuring charges	2%	—%

Total operating expenses	79%	78%

Operating income	4%	5%
Interest and other income, net	1%	5%

Income before income taxes	5%	10%
Income tax expense	2%	2%

Net income	3%	8%

Revenue

Revenue increased 2% to $40.4 million for the six months ended September 30, 2008, as compared to $39.8 million for the six months ended September 30, 2007. The increase was due to continued growth in orders for solutions and services related to our scientific operating platform product line, partially offset by reduced revenue from deemphasized products.

Cost of Revenue

Cost of revenue was $7.0 million for each of the six months ended September 30, 2008 and 2007. As a percentage of revenue, cost of revenue was consistent at 17% for each of the six months ended September 30, 2008 and 2007. The slight increase in cost of revenues was due to higher personnel costs in our services department due to increased headcount, offset by a decrease in distributor and royalty costs as a result of a more favorable product mix.

Operating Expenses

Product Development Expenses. Product development expenses decreased 6% to $8.1 million for the six months ended September 30, 2008, as compared to $8.6 million for the six months ended September 30, 2007. As a percentage of revenue, product development expenses decreased to 20% for the six months ended September 30, 2008, as compared to 22% for the six months ended September 30, 2007. The decrease in product development expenses was primarily attributable to a decrease in personnel and related costs.

Sales and Marketing Expenses. Sales and marketing expenses increased 11% to $16.3 million for the six months ended September 30, 2008, as compared to $14.7 million for the six months ended September 30, 2007. As a percentage of revenue, sales and marketing expenses increased to 40% for the six months ended September 30, 2008, as compared to 37% for the six months ended September 30, 2007. The increase in sales and marketing expense is primarily attributable to an increase in commission and travel costs due to an overall increase in order intake in the current period as compared to the same period in the prior year, in addition to incurring $0.4 million in severance charges in the current period related to the departure of our former Senior Vice President of Sales and Services.

General and Administrative Expenses. General and administrative expenses decreased 9% to $6.7 million for the six months ended September 30, 2008, as compared to $7.4 million for the six months ended September 30, 2007. As a percentage of revenue, general and administrative expenses decreased to 17% for the six months ended September 30, 2008, as compared to 19% for the six months ended September 30, 2007. The decrease was primarily attributable to a reduction in insurance, legal, accounting, and recruiting costs.

Net Interest and Other Income

Net interest and other income was $0.6 million for the six months ended September 30, 2008, as compared to $1.7 million for the six months ended September 30, 2007. The decrease in net interest and other income was primarily attributable to unfavorable fluctuations in foreign currencies resulting from the cash settlement of certain intercompany transactions and lower interest rates obtained on our cash and marketable securities balances during the current year.

Income Tax Expense

Income tax expense was $0.7 million for each of the six months ended September 30, 2008 and 2007.

Liquidity and Capital Resources

We had cash, cash equivalents, marketable securities, and restricted cash and marketable securities of $70.3 million as of September 30, 2008, as compared to $76.4 million as of March 31, 2008, a decrease of $6.0 million. The decrease in cash, cash equivalents, marketable securities and restricted cash and marketable securities during the six months ended September 30, 2008 was primarily attributable to cash used in operations of $2.5 million, $2.4 million in net property and equipment and software license purchases, additional unrealized losses on our auction rate securities (“ARS”) of $0.6 million and losses of $0.8 million due to unfavorable fluctuations in foreign currencies. These decreases were offset by proceeds of $0.5 million from the issuance of our common stock under employee stock plans. Our operating cash flows on a quarterly basis are significantly impacted by changes in accounts receivable balances. Due to the seasonality of our business, accounts receivable balances have historically increased significantly in the third quarter of each fiscal year as a result of higher order intake. The collection of these accounts receivable balances has generally resulted in positive cash flows from operations in the fourth quarter of each fiscal year, while we have historically experienced negative cash flows from operations in the other three fiscal quarters.

Net cash used in operating activities was $2.5 million for the six months ended September 30, 2008, as compared to net cash used in operations of $6.0 million for the six months ended September 30, 2007. The decrease in cash used in operating activities was primarily attributable to collections on our accounts receivable balances, and a decrease in deferred revenue.

Net cash used in investing activities was $1.3 million for the six months ended September 30, 2008, as compared to net cash provided by investing activities of $4.3 million for the six months ended September 30, 2007. Significant components of cash flows from investing activities for the six months ended September 30, 2008 included net purchases of property and equipment of $0.5 million, purchases of software licenses of $1.9 million, and a net decrease in our marketable securities portfolio of $1.1 million. Significant components of cash flows from investing activities for the six months ended September 30, 2007 included net purchases of property and equipment of $0.3 million and a net decrease in our marketable securities portfolio of $4.5 million.

Net cash provided by financing activities was $0.5 million for the six months ended September 30, 2008 and $0.3 million for the six months ended September 30, 2007. Cash flows from financing activities for both periods consisted solely of proceeds from the issuance of our common stock under employee stock plans.

As of September 30, 2008, we held $14.6 million in ARS at face value, which are collateralized by student loans, most of which were originated under the Federal Family Education Loan Program and are guaranteed by the United States Federal Department of Education. All of our ARS are AAA rated (or equivalent) by one or more of the major credit rating agencies.

Through February 2008, the face value of our ARS has approximated fair value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, all auctions for the ARS we hold have failed as the amount of ARS submitted for sale has exceeded the amount of purchase orders. The result of a failed auction is that these ARS continue to pay interest at contractually stated rates at each respective auction date; however, the liquidity of the ARS will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS develop. We have concluded that the estimated fair value of the ARS no longer approximates the face value due to the lack of liquidity. The ARS have been classified within Level 3 under SFAS No. 157. Their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

We estimated the fair value of our ARS utilizing a discounted cash flow analysis as of September 30, 2008. The analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the issuer, expected future cash flows, and the estimated time until anticipated market recovery.

Based on our assessment of the credit quality of the underlying collateral, the creditworthiness of the issuers of the ARS, and our belief that as of September 30, 2008, we have the ability and the intent to hold these investments until market recovery, we do not believe these securities to be other-than-temporarily impaired and, as such, we have recorded an additional unrealized loss of $0.4 million during the second quarter of fiscal year 2009, for a total unrealized loss of $1.3 million, to accumulated other comprehensive income as of September 30, 2008. Nonetheless, if uncertainties in the credit and capital markets continue, deteriorate further or there are any ratings downgrades on any ARS we hold, or if we no longer have the ability to hold these investments, we may be required to recognize an impairment charge against net income. As the market for student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified these investments as noncurrent assets on our Consolidated Balance Sheet as of September 30, 2008.

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

In October 2008, we received an offer from a counterparty to purchase $14.6 million of our ARS at par value between June 2010 and July 2012. We are currently assessing the terms of the offer, and are in discussions with the counterparty to determine whether an acceptable agreement can be reached regarding the purchase of these ARS.

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

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, those controls.

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

Our focus on offering scientific business intelligence solutions to both existing and new customers and markets may make it more difficult for us to sustain our revenue from the sale of computer-aided design modeling and simulation products to the life science discovery research marketplace. Our strategy involves transforming our product and service offerings by utilizing our scientific operating platform and our tools and components in order to enable our customers to more effectively utilize the vast amounts of information stored in both their databases and public data sources in order to make informed scientific and business decisions during the research and development process. This strategy is intended to lead us to new and different markets and customers, as well as increase the usage of our offerings by existing customers. Executing this strategy will require significant management focus and utilization of resources. Though we intend to continue to dedicate sufficient resources and management focus to our life science modeling and simulation products, it is possible that the strategy will result in loss of management focus and resources relating to these existing products and markets, thereby resulting in decreasing revenues from these markets. If these revenues are not offset by increasing revenues from new markets and/or customers, our overall revenues will suffer.

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

Increasing competition and increasing costs within the pharmaceutical and biotechnology industries may affect the demand for our products and services, which may affect our results of operations and financial condition. Our pharmaceutical and biotechnology customers’ demand for our products is impacted by continued demand for their products and by our customers’ research and development costs. Demand for our customers’ products could decline, and prices charged by our customers for their products may decline, as a result of increasing competition, including competition from companies manufacturing generic drugs. In addition, our customers’ expenses could continue to increase as a result of increasing costs of complying with government regulations and other factors. A decrease in demand for our customers’ products, pricing pressures associated with the sales of these products, and additional costs associated with product development could cause our customers to reduce research and development expenditures. Because our products and services depend on such research and development expenditures, our revenues may be significantly reduced.

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

We face strong competition in the life science market for compute- aided design modeling and simulation software and for cheminformatics products. The market for our computer-aided design modeling and simulation software products for the life science market is intensely competitive. We currently face competition from other scientific software providers, larger technology and solutions companies, in-house development by our customers, as well as academic and government institutions and the open source community.

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

We are subject to pricing pressures in some of the markets we serve. The market for computer-aided design modeling and simulation and cheminformatics products for the life science industry is intensely competitive, which has led to significant pricing pressure and declines in average selling price over the past several years. In response to competition and general adverse economic conditions in this market, we may be required to modify our pricing practices. Changes in our pricing model could lead to a decline or delay in revenue as our sales force and customers adjust to the new pricing policies. This development may adversely affect our revenue and earnings.

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

Recent turmoil in the worldwide financial markets may negatively impact our business, results of operations, and financial condition. As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, declining valuations of certain investments, severely diminished liquidity and credit availability, the failure or sale of various financial institutions and an unprecedented level of government intervention. Many economists have predicted that the United States economy, and possibly the global economy, may enter into a prolonged recession. Such a protracted downturn may hurt our business in a number of ways, including through general decreases in spending and the adverse impact on our customers’ ability to obtain financing, which may lead to delays or failures in our signing customer agreements or signing customer agreements at reduced purchase levels. While we are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries, any of the circumstances mentioned above could have a material adverse effect on our revenues, financial condition and results of operations.

If we choose to acquire businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or to successfully integrate an acquired business or technology in a cost-effective and non-disruptive manner. From time to time, we may choose to acquire businesses, products or technologies instead of developing them ourselves. We do not know if we will be able to complete any acquisitions, or whether we will be able to successfully integrate any acquired businesses, operate them profitably or retain their key employees. Integrating any business, product or technology we acquire could be expensive and time-consuming, disrupt our ongoing business and distract company management. In addition, in order to finance any acquisition, we may utilize our existing funds, thereby lowering the amount of funds we currently have, or might need to raise additional funds through public or private equity or debt financings. Prolonged tightening of the financial markets may impact our ability to obtain financing to fund future acquisitions and we could be forced to obtain financing on less than favorable terms. Additionally, equity financings may result in dilution to our stockholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business could suffer. In addition, under certain circumstances, amortization of assets or charges resulting from the costs of acquisitions could harm our business, financial condition, or operating results.

Certain Risks Related To Our Financial Performance

We have a history of losses and our future profitability is uncertain. We generated net losses for the years ended March 31, 2007 and 2006. Although we generated net income for the quarter and six-month period ended September 30, 2008 and the year ended March 31, 2008, we may experience future net losses which may limit our ability to fund our operations and we may not generate income from operations in the future. Our future profitability depends upon many factors, including several that are beyond our control. These factors include without limitation:

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

We may be required to indemnify Pharmacopeia Drug Discovery, Inc. (“PDD”), or may not be able to collect on indemnification rights from PDD. On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of the spin-off, we agreed to indemnify the indebtedness, liabilities and obligations of PDD. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under certain facility leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be as significant as the remaining future minimum lease payments, which totaled approximately $18.4 million as of September 30, 2008. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any failure by PDD to satisfy its obligations and any required payment by us could have a material adverse effect on our business.

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

Negative conditions in the global credit markets may materially impair the value or reduce the liquidity of a portion of our investment portfolio. Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues during the second half of calendar 2007 and the through the third quarter of calendar 2008, which led to liquidity issues and failed auctions in the auction rate securities (“ARS”) market. If the global credit market continues to deteriorate, the liquidity of our investment portfolio may be impacted and we could determine that some of our investments are other than temporarily impaired. This could materially adversely impact our results of operations and financial condition.

Included in our marketable securities portfolio at September 30, 2008 were ARS that we purchased for $14.6 million. These securities have failed to trade at recent auctions due to insufficient bids from buyers. If future auctions of such securities continue to fail and the credit ratings of these investments deteriorate, the fair value of these ARS may decline further and we may incur impairment charges in connection with these securities, which would negatively affect our reported earnings, cash flows and financial condition.

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

As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares. As of October 17, 2008, the top ten institutional holders of our common stock held approximately 57% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

Item 4.	Submission of Matters to a Vote of Security Holders

On August 28, 2008, we held our Annual Meeting of Stockholders at which the stockholders approved all of the proposals listed below:

(1)	The election of Jeffrey Rodek to the Board of Directors (the “Board”), to serve for a three-year term to expire at the 2011 Annual Meeting of Stockholders.

(2)	The selection of Ernst & Young LLP as our independent registered public accountanting firm for the fiscal year ending March 31, 2009.

(3)	An amendment to our Amended and Restated 2004 Stock Incentive Plan to remove the maximum limits on awards payable or granted to any one participant under such plan in any calendar year.

The following director received the number of votes set opposite his name:

	For Election	Votes Against or Withheld
Jeffrey Rodek	24,120,279	283,302

The proposal to select Ernst & Young LLP as our independent registered public accountanting firm received 24,329,803 affirmative votes (for the selection), 41,708 negative votes (against the selection), and 32,069 votes abstained.

The proposal to amend our Amended and Restated 2004 Stock Incentive Plan to remove the maximum limits on awards payable or granted to any one participant under such plan in any calendar year received 14,522,437 affirmative votes (for the amendment), 4,018,880 negative votes (against the amendment), and 19,788 votes abstained.

Mark J. Emkjer and Christopher J. Steffen continued in office as members of the Board, with their terms expiring at the 2009 Annual Meeting of Stockholders. Kenneth L. Coleman and Ricardo B. Levy, Ph.D. continued in office as members of the Board, with their terms expiring at the 2010 Annual Meeting of Stockholders.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.1 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

3.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.2 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.2 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

3.4	Certificate of Amendment of Amended and Restated Certificate of Accelrys, Inc. (incorporated by reference to Exhibit 3.4 to Accelrys, Inc.’s Quarterly Report Form 10-Q for the quarterly period ended September 30, 2007).

3.5	Amended and Restated Bylaws of Accelrys, Inc. as amended on June 9, 2005 (incorporated by reference to Exhibit 3.3 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

10.1	Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 to Accelrys, Inc.’s Report on Form S-8 filed on August 26, 2005).

10.2*	Amendment to Amended and Restated 2004 Stock Incentive Plan.

31.1*	Section 302 Certification of the Principal Executive Officer

31.2*	Section 302 Certification of the Principal Financial Officer

32.1*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELRYS, INC.

By:	/s/ RICK E. RUSSO
Rick E. Russo
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Chief Financial Officer)

Date: November 6, 2008