Form 10-Q
period 2008-12-31
ACCELRYS, INC.
filed 2009-02-09
CIK 1002388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of January 21, 2009, was 27,216,562, net of treasury shares.

ACCELRYS, INC.

FORM 10-Q — QUARTERLY REPORT

For The Quarterly Period Ended December 31, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Accelrys, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2008	March 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,168	$53,126
Marketable securities	—	1,125
Trade receivables, net of allowance for doubtful accounts of $183 as of December 31, 2008 and $200 as of March 31, 2008	27,082	21,976
Prepaid expenses, deferred tax assets and other current assets	3,069	4,178

Total current assets	83,319	80,405
Marketable securities, net of current portion	11,724	13,918
Restricted cash	7,567	8,212
Property and equipment, net	3,265	4,618
Goodwill	42,663	42,663
Purchased intangible assets, net	6,103	5,613
Other assets	3,320	662

Total assets	$157,961	$156,091

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$512	$1,283
Accrued liabilities	5,819	5,082
Accrued compensation and benefits	6,458	7,941
Current portion of accrued restructuring charges	311	422
Current portion of deferred revenue	53,697	56,241

Total current liabilities	66,797	70,969
Deferred revenue, net of current portion	1,241	2,100
Deferred tax liability	1,547	1,016
Accrued restructuring charges, net of current portion	707	1,112
Lease-related liabilities, net of current portion	5,014	6,012
Stockholders’ equity:
Preferred stock, $.0001 par value; 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 60,000 shares authorized; 27,869 and 27,436 shares issued at December 31, 2008 and March 31, 2008, respectively	3	3
Additional paid-in capital	267,847	264,018
Lease guarantee	(462)	(509)
Treasury stock; 644 shares at each of December 31, 2008 and March 31, 2008	(8,340)	(8,340)
Accumulated deficit	(178,329)	(180,654)
Accumulated other comprehensive income	1,936	364

Total stockholders’ equity	82,655	74,882

Total liabilities and stockholders’ equity	$157,961	$156,091

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Revenue	$20,609	$19,566	$61,021	$59,329
Cost of revenue	4,385	4,074	11,390	11,028

Gross margin	16,224	15,492	49,631	48,301
Operating expenses:
Product development	3,440	4,497	11,550	13,101
Sales and marketing	8,815	9,564	25,122	24,244
General and administrative	3,205	3,393	9,925	10,809
Restructuring	—	22	850	47

Total operating expenses	15,460	17,476	47,447	48,201

Operating income (loss)	764	(1,984)	2,184	100
Interest and other income, net	423	839	1,046	2,534

Income (loss) before taxes	1,187	(1,145)	3,230	2,634
Income tax expense	177	86	907	806

Net income (loss)	$1,010	$(1,231)	$2,323	$1,828

Basic and diluted net income (loss) per share	$0.04	$(0.05)	$0.09	$0.07
Weighted average shares used to compute net income (loss) per share:
Basic	27,145	26,744	27,049	26,671
Diluted	27,186	26,744	27,186	27,168

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,323	$1,828
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,850	2,821
Stock-based compensation	3,112	2,943
Other	208	(432)
Changes in operating assets and liabilities:
Trade receivables	(7,363)	(10,203)
Prepaid expenses and other current assets	807	467
Other assets	496	191
Accounts payable	(654)	(713)
Accrued liabilities	(126)	(143)
Deferred revenue	(287)	(2,484)

Net cash provided by (used in) operating activities	1,366	(5,725)
Cash flows from investing activities:
Purchases of property and equipment, net	(596)	(548)
Purchase of software license	(1,885)	—
Purchases of marketable securities	—	(9,075)
Proceeds from maturities of marketable securities	1,122	20,295

Net cash provided by (used in) investing activities	(1,359)	10,672
Cash flows from financing activities:
Proceeds from issuance of common stock, net of shares tendered	721	707

Net cash provided by financing activities	721	707
Effect of changes in exchange rates on cash and cash equivalents	(686)	494

Increase in cash and cash equivalents	42	6,148
Cash and cash equivalents at beginning of period	53,126	33,247

Cash and cash equivalents at end of period	$53,168	$39,395

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies

Financial Statement Preparation

The condensed consolidated financial statements of Accelrys, Inc. (“we”, “our” or “us”) as of December 31, 2008, and for the three and nine months ended December 31, 2008 and 2007 are unaudited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented.

Our business is subject to seasonal variations. Historically, we have received approximately two-thirds of our annual customer orders in the second half of our fiscal year. In accordance with our revenue recognition policies, the revenue associated with these orders is generally recognized over the contractual license term. Therefore, because our policy is to accrue and expense sales commissions and royalties upon the invoicing of customer orders, we have historically experienced an increase in operating costs and expenses and a decrease in income during the second half of our fiscal year. Additionally, our cash flows from operations have historically been positive in the fiscal quarter ended March 31 as we collect the accounts receivable generated from customer orders received in the second half of our fiscal year, while we have historically experienced negative cash flows from operations in the other three fiscal quarters. As a result of these and other seasonal variations, we believe that sequential quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and that the interim financial results for the periods presented in this quarterly report are not necessarily indicative of results for a full year or for any subsequent interim period.

Principles of Consolidation

These consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to stock-based compensation, income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual future results could differ from those estimates.

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

At December 31, 2008, we had $1.9 million of capitalized software purchased from third parties. This amount is included in purchased intangible assets, net, in the accompanying condensed consolidated balance sheet. These costs are being amortized to cost of revenue on a straight-line basis over their estimated useful life of five years. Amortization expense was approximately $0.1 million and $0.3 million for the three and nine months ended December 31, 2008, respectively. No software development costs were capitalized as of March 31, 2008.

Share Based Compensation

We estimate the fair value of our share-based awards on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of certain input variables, as follows:

Expected Volatility. Volatility is a measure of the amount the stock price will fluctuate during the expected life of an award. We determine volatility based on our historical stock price volatility over the most recent period equivalent to the expected life of the award, giving consideration to company-specific events impacting historical volatility that are unlikely to occur in the future, as well as anticipated future events that may impact volatility. We also consider the historical stock price volatilities of comparable publicly traded companies.

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

Interest and penalties related to income tax matters are recognized in income tax expense. During the three and nine months ended December 31, 2008 we did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of December 31, 2008.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net income	$1,010	$(1,231)	$2,323	$1,828
Denominator:
Weighted average common shares outstanding	27,145	26,744	27,049	26,671
Dilutive potential common stock equivalents	41	—	137	497

Weighted average shares and dilutive potential common shares	27,186	26,744	27,186	27,168

Basic and diluted net income (loss) per share:	$0.04	$(0.05)	$0.09	$0.07

Potentially dilutive common share equivalents that were excluded from the diluted net income per share calculations as their effect would be anti-dilutive totaled approximately 3.1 million shares for each of the three and nine months ended December 31, 2008, and 2.2 million shares and 2.5 million shares for the three and nine months ended December 31, 2007, respectively.

3.	Share-Based Payments

Share-Based Compensation Plans

On August 2, 2005, our stockholders approved the Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan authorizes the grant of equity awards to purchase up to that number of shares of our common stock equal to the sum of (i) 1,900,000 shares and (ii) the number of shares of common stock underlying any stock awards granted under certain prior share-based compensation plans that expire or are cancelled or forfeited without having been exercised in full or that are repurchased by us. Potential types of equity awards that may be granted under the 2004 Plan to our officers, directors, employees and consultants include stock options, RSUs, restricted stock awards, common stock awards, stock appreciation rights, performance awards and deferred stock units. Pursuant to the 2004 Plan, any shares of common stock that are awarded under the 2004 Plan as RSUs, restricted stock awards, common stock awards, performance awards or deferred stock units (but not as stock options or stock appreciation rights) are counted against the maximum number of shares of common stock available for issuance under the 2004 Plan based on a 1.15-to-1 ratio. The terms and conditions of specific awards are set at the discretion of our board of directors although generally awards vest over not more than four years, expire no later than ten years from the date of grant and do not have exercise prices less than the fair market value of the underlying common stock on the date of grant. At December 31, 2008, approximately 1,060,000 shares of our common stock remained available for issuance pursuant to awards granted under the 2004 Plan.

On August 2, 2005, our stockholders also approved the ESPP, under which we have reserved 1,000,000 shares of our common stock for issuance. Under the ESPP, employees may defer up to 10% of their base salary to purchase shares of our common stock, up to a maximum of 1,000 shares per offering period. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable offering period or the applicable purchase date. To date, we have issued approximately 344,000 shares under the ESPP and approximately 656,000 shares remained available for future issuance under the ESPP as of December 31, 2008.

We also maintain certain other share-based compensation plans, pursuant to which we did not grant awards during fiscal year 2009 and do not intend to grant any further awards in the future.

Share-Based Award Activity

Our stock options generally vest over four years and have a contractual term of 10 years. A summary of stock option activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(In thousands, except per share amounts)
Outstanding at April 1, 2008	3,376	$7.31
Granted	265	5.85
Exercised	(74)	4.99
Expired/Forfeited	(506)	7.75

Outstanding at December 31, 2008	3,061	7.19	$101	5.92

Exercisable at December 31, 2008	2,323	$7.42	$101	5.14

RSUs granted under the 2004 Plan generally vest annually over three years and, once vested, do not expire. Upon vesting of an RSU, employees are generally issued an equivalent number of shares of our common stock. A summary of RSU activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands, except per share amounts)
Unvested at April 1, 2008	731	$6.66
Granted	855	5.04
Vested	(262)	6.63
Forfeited	(104)	6.22

Unvested at December 31, 2008	1,220	$5.51

Included in the vested shares for the period are approximately 46,000 shares tendered to the company by employees for payment of minimum income tax obligations upon vesting of RSUs.

Share-Based Compensation Expense

The estimated fair value of our share-based awards is recognized as a charge against income on a straight-line basis over the requisite service period, which is generally the vesting period of the award. Total stock-based compensation expense recognized in our condensed consolidated statements of operations for the three and nine months ended December 31, 2008 and 2007 was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(In thousands)
Cost of revenue	$106	$83	$310	$248
Product development	255	250	731	707
Sales and marketing	342	253	810	704
General and administrative	416	488	1,261	1,284

Total stock-based compensation expense	$1,119	$1,074	$3,112	$2,943

No stock-based compensation expense was capitalized in the periods presented. At December 31, 2008, the gross amount of unrecognized stock-based compensation expense relating to unvested share-based awards was approximately $7.4 million, which we anticipate recognizing as a charge against income over a weighted average period of 2.06 years.

4.	Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (i.e., dividends). For the three and nine months ended December 31, 2008 and 2007, comprehensive income (loss) consists of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(In thousands)
Net income (loss)	$1,010	$(1,231)	$2,323	$1,828
Foreign currency translation adjustment	543	65	891	(90)
Unrealized gain (loss) on marketable securities	(1,574)	29	(2,195)	145
Reclassification of realized losses to net income	2,876	—	2,876	—

Total comprehensive income (loss)	2,855	(1,137)	3,895	1,883

5.	Marketable Securities

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

As of December 31, 2008, we held $14.6 million in auction rate securities (“ARS”) at face value, which are collateralized by student loans, most of which were originated under the Federal Family Education Loan Program and are guaranteed by the United States Federal Department of Education. All of our ARS are AAA rated (or equivalent) by one or more of the major credit rating agencies.

Through February 2008, the par value of our ARS had approximated fair value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, all auctions for the ARS we hold have failed as the amount of ARS submitted for sale has exceeded the amount of purchase orders. The result of a failed auction is that these ARS continue to pay interest at contractually stated rates at each respective auction date; however, the liquidity of the ARS will be limited until there is a successful auction, the issuer redeems the ARS, the ARS mature or until such time as other markets for these ARS develop. We have concluded that the estimated fair value of the ARS no longer approximates the par value due to the lack of liquidity. The ARS have been classified within Level 3 under SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). Their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the ARS.

We estimated the fair value of our ARS utilizing a discounted cash flow analysis as of December 31, 2008. The analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the issuer, expected future cash flows, and the estimated weighted average life of the contractual maturity of the underlying assets. We have determined that due to entering into an agreement whereby one of our investment firms will repurchase our ARS at par value, as discussed further below, the decline in value of our ARS as of December 31, 2008 is other-than-temporary. Accordingly, we have reversed prior unrealized losses on our ARS of $2.9 million from accumulated other comprehensive income and have recorded the losses as a charge to income during the three months ended December 31, 2008.

On November 11, 2008 (the “Acceptance Date”), we entered into an agreement (the “ARS Agreement”) with one of our investment securities firms (the “Investment Firm”) pursuant to which the Investment Firm has agreed to repurchase all of our ARS at par value. By accepting the ARS Agreement, we (1) received the right to sell our ARS at par value to the Investment Firm between June 30, 2010 and July 2, 2012 (the “Put Option”) and (2) gave the Investment Firm the right to purchase the ARS from us any time after the Acceptance Date as long as we receive par value.

The ARS Agreement covers ARS with a par value of $14.6 million and a fair value of $11.7 million as of December 31, 2008. We have accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This resulted in our recording a $2.7 million asset with a corresponding credit to income for the value of the Put Option.

The reversal of prior unrealized losses of $2.9 million and the gain recorded from the Put Option of $2.7 million have resulted in a net loss related to our ARS of approximately $0.1 million, which is recorded in the “Interest and other income, net” line in the accompanying condensed consolidated statement of operation for the three months ended December 31, 2008. As the market for student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the ARS and Put Option as non-current assets on our condensed consolidated balance sheet as of December 31, 2008.

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

	Carrying Value at December 31, 2008	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2008:
Auction rate securities	$11,724	—	—	$11,724
Auction rate securities put option	$2,743	—	—	$2,743

Total	$14,467	—	—	$14,467

The following table summarizes the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Level 3 Inputs Auction Rate Securities
(In thousands)
Balance at April 1, 2008	$13,918
Auction rate securities put option	2,743
Reversal of previous unrealized loss on auction rate securities included in other comprehensive income	682
Realized loss on auction rate securities included in net income (loss)	(2,876)

Balance at December 31, 2008	14,467

7.	Segment Information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, our operations have been aggregated into one reportable segment given the similarities of economic characteristics between the operations and the common nature of the products, services and customers.

8.	Guarantees

Guarantee of Lease Obligation of Others

On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. The landlords of our New Jersey facilities, which were used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $17.8 million as of December 31, 2008. In the event that PDD defaults on their lease commitment, we are permitted under the guarantee to sublease the facility in order to mitigate our lease obligation. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair market value of the guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. The liability for our guarantee of the lease obligation was $0.5 million at each of December 31, 2008 and March 31, 2008.

Other Guarantees and Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of December 31, 2008.

9.	Restructuring Activities

The following summarizes the changes in our accrued restructuring charges liability:

	Severance and Related Costs	Lease Obligation Exit and Facility Closure Costs	Total
	(In thousands)
Balance at March 31, 2007	$164	$1,880	$2,044
Additional severance and lease abandonment charges	55	—	55
Adjustments to liability	—	113	113
Cash payments	(108)	(630)	(738)
Effect of foreign exchange	26	34	60

Balance at March 31, 2008	137	1,397	1,534
Additional severance and lease abandonment charges	841	—	841
Adjustments to liability	—	85	85
Cash payments	(841)	(246)	(1,087)
Effect of foreign exchange	(15)	(340)	(355)

Balance at December 31, 2008	122	896	1,018

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

11.	Subsequent Events

On January 5, 2009, Mr. Mark Emkjer resigned as our President, Chief Executive Officer and as a member of the Board of Directors (the “Board”). In connection with the resignation, on January 6, 2009, we entered into a Separation Agreement and Release (the “Separation Agreement”). Pursuant to the Separation Agreement: (i) Mr. Emkjer will remain employed by the Company until January 31, 2009 to assist with transitioning his duties; (ii) on February 1, 2009, we will pay Mr. Emkjer the amount of $315,000, less applicable withholdings; (iii) each month for a period of 12 months following February 1, 2009, we will pay Mr. Emkjer the amount of $140,000, less applicable withholdings; and (iv) we will pay Mr. Emkjer’s COBRA benefits for a maximum of 24 months following the date of the termination of Mr. Emkjer’s employment.

In connection with Mr. Emkjer’s resignation, on January 5, 2009, the Board appointed Mr. Todd Johnson to serve as our President and Chief Executive Officer on an interim basis.

12.	Recent Accounting Pronouncements

We adopted SFAS No. 159 as of April 1, 2008. SFAS No. 159 also amends certain provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. As of April 1, 2008, we did not elect to measure any of the incorporated items at fair value. However, in connection with a put option related to our ARS that was recorded in conjunction with a settlement agreement with one our investment firms, we elected to measure the put option under the fair value provisions of SFAS No. 159, as more fully described in Note 5.

We adopted SFAS No. 157 as of April 1, 2008 as required for financial assets and liabilities. SFAS No. 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements. The principles apply under accounting pronouncements which require measurement of fair value and do not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. See note 6 to our consolidated financial statements for required disclosures of fair value measurements for financial assets and liabilities. In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), a one year deferral of SFAS No. 157’s fair value measurement requirement for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. We have elected to defer the adoption of SFAS No. 157 for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. We do not expect the adoption of SFAS No. 157 for these assets and liabilities to have a material impact on our results of operations or financial position. On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP No. 157-3”), that clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial assets is not active. FSP No. 157-3 was effective upon issuance, and is applicable to the valuation of our ARS for which there was no active market as of December 31, 2008.

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

Our Marketplace

Historically, we have primarily sold molecular modeling and simulation software. The market for molecular modeling and simulation products in the pharmaceutical and biotechnology industries is challenging due to the maturity of the market, industry consolidation, reduction in the level of discovery research activity, and increased competition, including competition from open source software. We also sell modeling and simulation products to the energy, chemicals, aerospace, and consumer packaged goods industries. We believe these industries are in the early stages of adoption of these technologies. Thus we believe the market for our products within these industries is nascent. Following our acquisition of SciTegic, Inc. in September 2004, we began to offer data-pipelining and workflow software. This technology is widely applicable within our target industries and represents a significant growth opportunity in all industries which our computer-aided design modeling and simulation and cheminformatics products currently serve. There is currently limited competition with this technology in our targeted industries.

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

Critical Accounting Policies

The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. There have been no significant changes in our critical accounting policies and estimates from March 31, 2008, other than as described below.

We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159), as of April 1, 2008. SFAS No. 159 also amends certain provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. As of April 1, 2008, we did not elect to measure any of the incorporated items at fair value. However, in connection with a put option related to our auction rate securities (“ARS”) that was recorded in conjunction with a settlement agreement with one our investment firms, we elected to measure the put option under the fair value provisions of SFAS No. 159, as more fully described in Note 5 to our condensed consolidated financial statements.

We adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) as of April 1, 2008 as required for financial assets and liabilities. SFAS No. 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements. The principles apply under accounting pronouncements which require measurement of fair value and do not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. See note 6 to our condensed consolidated financial statements for required disclosures of fair value measurements for financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), a one year deferral of SFAS No. 157’s fair value measurement requirement for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. We have elected to defer the adoption of SFAS No. 157 for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. We do not expect the adoption of SFAS No. 157 for these assets and liabilities to have a material impact on our results of operations or financial position. On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FSP No. 157-3”) that clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 was effective upon issuance, and is applicable to the valuation of our ARS for which there was no active market as of December 31, 2008.

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

Comparison of the Three Months Ended December 31, 2008 and 2007

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Three Months Ended December 31,
	2008	2007
Revenue	100%	100%
Cost of revenue	21%	21%

Gross profit	79%	79%
Operating expenses:
Product development	17%	23%
Sales and marketing	43%	49%
General and administrative	15%	17%
Restructuring	—%	—%

Total operating expenses	75%	89%

Operating income (loss)	4%	(10)%
Interest and other income, net	2%	4%

Income (loss) before income taxes	6%	(6)%
Income tax expense	1%	—%

Net income (loss)	5%	(6)%

Revenue

Revenue increased 5% to $20.6 million for the three months ended December 31, 2008, as compared to $19.6 million for the three months ended December 31, 2007. The increase was due to an increase in software revenue of approximately $0.8 million, an increase in service revenue of approximately $0.5 million, and a decrease in maintenance revenue of approximately $0.2 million. Included in the stated amounts are unfavorable foreign currency fluctuations of approximately $0.3 million. When considering the revenue growth excluding foreign currency fluctuations, our total revenue grew by approximately 7%, with growth between 5% and 8% in each of our major geographic regions of the U.S., Europe, and Asia Pacific.

Cost of Revenue

Cost of revenue increased 8% to $4.4 million for the three months ended December 31, 2008, as compared to $4.1 million for the three months ended December 31, 2007. As a percentage of revenue, cost of revenue remained consistent at 21% for each of the three months ended December 31, 2008 and 2007. The slight increase in cost of revenue was due to higher personnel and related costs in our services department of approximately $0.5 million due to increased headcount, partially offset by a decrease in royalty costs of approximately $0.1 million and favorable foreign currency fluctuations of approximately $0.1 million.

Operating Expenses

Product Development Expenses. Product development expenses decreased 24% to $3.4 million for the three months ended December 31, 2008, as compared to $4.5 million for the three months ended December 31, 2007. As a percentage of revenue, product development expenses decreased to 17% for the three months ended December 31, 2008, as compared to 23% for the three months ended December 31, 2007. The decrease in product development expenses was primarily attributable to a decrease in personnel and related costs of approximately $0.6 million due to decreased headcount, in addition to favorable foreign currency fluctuations of approximately $0.4 million.

Sales and Marketing Expenses. Sales and marketing expenses decreased 8% to $8.8 million for the three months ended December 31, 2008, as compared to $9.6 million for the three months ended December 31, 2007. As a percentage of revenue, sales and marketing expenses decreased to 43% for the three months ended December 31, 2008, as compared to 49% for the three months ended December 31, 2007. The decrease in sales and marketing expense is primarily attributable to a decrease in personnel and related costs of approximately $ 0.3 million due to decreased headcount, in addition to favorable foreign currency fluctuations of approximately $0.5 million.

General and Administrative Expenses. General and administrative expenses decreased 6% to $3.2 million for the three months ended December 31, 2008, as compared to $3.4 million for the three months ended December 31, 2007. As a percentage of revenue, general and administrative expenses decreased to 15% for the three months ended December 31, 2008, as compared to 17% for the three months ended December 31, 2007. The decrease was primarily attributable to a reduction in personnel and overhead costs of approximately $0.3 million, in addition to favorable foreign currency fluctuations of approximately $0.1 million. These were partially offset by an increase in professional services fees of approximately $0.2 million.

Restructuring Charges. Restructuring charges for the three months ended December 31, 2007 related to the closure in fiscal year 2007 of our Bangalore research and development facility.

Net Interest and Other Income

Net interest and other income was $0.4 million for the three months ended December 31, 2008, as compared to $0.8 million for the three months ended December 31, 2007. The decrease in net interest and other income was primarily attributable to lower interest income of approximately $0.5 million due to a decrease in interest rates obtained on our cash and marketable securities balances during the current quarter and realized losses of approximately $0.1 million on our ARS portfolio. These items were partially offset by foreign currency exchange gains of approximately $0.3 million.

Income Tax Expense

Income tax expense was $0.2 million for the three months ended December 31, 2008, as compared to $0.1 million for the three months ended December 31, 2007. The increase in income tax expense was primarily attributable to timing differences in the deductibility of indefinite lived intangible asset amortization for income tax purposes.

Comparison of the Nine Months Ended December 31, 2008 and 2007

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Nine Months Ended December 31,
	2008	2007
Revenue	100%	100%
Cost of revenue	19%	19%

Gross profit	81%	81%
Operating expenses:
Product development	19%	22%
Sales and marketing	41%	41%
General and administrative	16%	18%
Restructuring charges	1%	—%

Total operating expenses	77%	81%

Operating income	4%	—%
Interest and other income, net	2%	4%

Income before income taxes	5%	4%
Income tax expense	1%	1%

Net income	4%	3%

Revenue

Revenue increased 3% to $61.0 million for the nine months ended December 31, 2008, as compared to $59.3 million for the nine months ended December 31, 2007. The increase was due to an increase in software revenue of approximately $1.8 million, an increase in service revenue of approximately $0.6 million, and a decrease in maintenance revenue of approximately $0.6 million. Included in the stated amounts are favorable foreign currency fluctuations of approximately $1.2 million. When considering the revenue growth excluding foreign currency fluctuations, our total revenue grew by approximately 1%, with growth in Europe offset by declines in the U.S. and Asia Pacific.

Cost of Revenue

Cost of revenue increased 3% to $11.4 million for the nine months ended December 31, 2008, as compared to $11.0 million for the nine months ended December 31, 2007. As a percentage of revenue, cost of revenue was consistent at 19% for each of the nine months ended December 31, 2008 and 2007. The slight increase in cost of revenues was due to higher personnel and related costs in our services department of approximately $1.0 million due to increased headcount. This was partially offset by a decrease in distributor and royalty costs of approximately $0.5 million as a result of a more favorable product mix, in addition to favorable foreign currency fluctuations of approximately $0.2 million.

Operating Expenses

Product Development Expenses. Product development expenses decreased 12% to $11.6 million for the nine months ended December 31, 2008, as compared to $13.1 million for the nine months ended December 31, 2007. As a percentage of revenue, product development expenses decreased to 19% for the nine months ended December 31, 2008, as compared to 22% for the nine months ended December 31, 2007. The decrease in product development expenses was primarily attributable to a decrease in personnel and related costs of approximately $1.0 million due to decreased headcount, in addition to favorable foreign currency fluctuations of approximately $0.3 million.

Sales and Marketing Expenses. Sales and marketing expenses increased 4% to $25.1 million for the nine months ended December 31, 2008, as compared to $24.2 million for the nine months ended December 31, 2007. As a percentage of revenue, sales and marketing expenses was consistent at 41% for each of the nine months ended December 31, 2008 and 2007. The increase in sales and marketing expense is primarily attributable to severance charges of approximately $0.4 million incurred in the second quarter related to the departure of our former Senior Vice President of Sales and Services, in addition to an increase in personnel and overhead costs of approximately $0.4 million.

General and Administrative Expenses. General and administrative expenses decreased 8% to $9.9 million for the nine months ended December 31, 2008, as compared to $10.8 million for the nine months ended December 31, 2007. As a percentage of revenue, general and administrative expenses decreased to 16% for the nine months ended December 31, 2008, as compared to 18% for the nine months ended December 31, 2007. The decrease was primarily attributable to a reduction in personnel and overhead costs of approximately $0.6 million and a decrease in professional services fees of approximately $0.3 million.

Restructuring Charges. Restructuring charges were $0.9 million for the nine months ended December 31, 2008, as compared to $0.05 million for the nine months ended December 31, 2007. The increase in restructuring charges for the nine months ended December 31, 2008 related to our plan completed in the first quarter of fiscal year 2009 to realign our workforce in order to support our growth products.

Net Interest and Other Income

Net interest and other income was $1.0 million for the nine months ended December 31, 2008, as compared to $2.5 million for the nine months ended December 31, 2007. The decrease in net interest and other income was primarily attributable to lower interest income of approximately $1.1 million due to a decrease in interest rates obtained on our cash and marketable securities balances during the current year, in addition to $0.2 million in unfavorable fluctuations in foreign currencies. Additionally, we recognized a loss related to our ARS portfolio of approximately $0.1 million.

Income Tax Expense

Income tax expense was $0.9 million for the nine months ended December 31, 2008 and $0.8 million for the nine months ended December 31, 2007. The increase in income tax expense was primarily attributable to timing differences in the deductibility of indefinite lived intangible asset amortization for income tax purposes.

Liquidity and Capital Resources

We had cash, cash equivalents, marketable securities, and restricted cash of $72.5 million as of December 31, 2008, as compared to $76.4 million as of March 31, 2008, a decrease of $3.9 million. The decrease in cash, cash equivalents, marketable securities and restricted cash during the nine months ended December 31, 2008 was primarily attributable to $2.5 million in net property and equipment and software license purchases, additional losses on our ARS of $2.2 million and losses of $0.7 million due to unfavorable foreign currency fluctuations. These decreases were offset by proceeds of $0.7 million from the issuance of our common stock under employee stock plans. Our operating cash flows on a quarterly basis are significantly impacted by changes in accounts receivable balances. Due to the seasonality of our business, accounts receivable balances have historically increased significantly in the third quarter of each fiscal year as a result of higher order intake. The collection of these accounts receivable balances has generally resulted in positive cash flows from operations in the fourth quarter of each fiscal year, while we have historically experienced negative cash flows from operations in the other three fiscal quarters.

Net cash provided by operating activities was $1.4 million for the nine months ended December 31, 2008, as compared to net cash used in operations of $5.7 million for the nine months ended December 31, 2007. The increase in cash provided by operating activities was primarily attributable to fluctuations in our accounts receivable and deferred revenue balances.

Net cash used in investing activities was $1.4 million for the nine months ended December 31, 2008, as compared to net cash provided by investing activities of $10.7 million for the nine months ended December 31, 2007. Significant components of cash flows from investing activities for the nine months ended December 31, 2008 included net purchases of property and equipment of $0.6 million, purchases of software licenses of $1.9 million, and a net decrease in our marketable securities portfolio of $1.1 million. Significant components of cash flows from investing activities for the nine months ended December 31, 2007 included net purchases of property and equipment of $0.5 million and a net decrease in our marketable securities portfolio of $11.2 million.

Net cash provided by financing activities was $0.7 million for each of the nine months ended December 31, 2008 and 2007. Cash flows from financing activities for both periods consisted solely of proceeds from the issuance of our common stock under employee stock plans.

As of December 31, 2008, we held $14.6 million in ARS at face value, which are collateralized by student loans, most of which were originated under the Federal Family Education Loan Program and are guaranteed by the United States Federal Department of Education. All of our ARS are AAA rated (or equivalent) by one or more of the major credit rating agencies.

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

We estimated the fair value of our ARS utilizing a discounted cash flow analysis as of December 31, 2008. The analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the issuer, expected future cash flows, and the estimated time until anticipated market recovery. We have determined that due to the continued deterioration in the ARS market, the decline in value of our ARS as of December 31, 2008 is other-than-temporary. Accordingly, we have reversed prior unrealized losses on our ARS of $2.9 million from accumulated other comprehensive income and have recorded the losses as a charge to income during the three months ended December 31, 2008

On November 11, 2008 (the “Acceptance Date”), we entered into an agreement (the “ARS Agreement”) with one of our investment securities firms (the “Investment Firm”) whereby the Investment Firm has agreed to repurchase all of our ARS at par value. By accepting the ARS Agreement, we (1) received the right to sell our auction rate securities at par value to the Investment Firm between June 30, 2010 and July 2, 2012 (the “Put Option”) and (2) gave the Investment Firm the right to purchase the ARS from us any time after the Acceptance Date as long as we receive par value.

The ARS Agreement covers ARS with a par value of $14.6 million and a fair value of $11.7 million as of December 31, 2008. We have accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159. This resulted in our recording a $2.7 million asset with a corresponding credit to income for the value of the Put Option.

The reversal of prior unrealized losses of $2.9 million and the gain recorded from the Put Option of $2.7 million have resulted in a net loss related to our ARS of approximately $0.1 million, which is recorded in the interest and other income, net line in the accompanying condensed consolidated statement of operations for the three months ended December 31, 2008. As the market for student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the ARS and Put Option as non-current assets on our condensed consolidated balance sheet as of December 31, 2008.

On January 5, 2009, Mr. Mark Emkjer resigned as our President, Chief Executive Officer and as a member of the Board of Directors (the “Board”). In connection with the resignation, on January 6, 2009, we entered into a Separation Agreement and Release (the “Separation Agreement”). Pursuant to the Separation Agreement: (i) Mr. Emkjer will remain employed by the Company until January 31, 2009 to assist with transitioning his duties; (ii) on February 1, 2009, we will pay Mr. Emkjer the amount of $315,000, less applicable withholdings; (iii) each month for a period of 12 months following February 1, 2009, we will pay Mr. Emkjer the amount of $140,000, less applicable withholdings; and (iv) we will pay Mr. Emkjer’s COBRA benefits for a maximum of 24 months following the date of the termination of Mr. Emkjer’s employment.

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

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, those controls.

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

Our ability to sustain or increase revenues will depend upon our success in entering new markets and in deriving additional revenues from our existing customers. Our products are currently used primarily by molecular modeling and simulation specialists in discovery research organizations. One component of our overall business strategy is to derive more revenues from our existing customers by expanding their usage of our products and services. Such strategy would have our customers utilize our scientific operating platform and our tools and components to leverage vast amounts of information stored in both corporate databases and public data sources in order to make informed scientific and business decisions during the research and development process. In addition, we seek to expand into new markets and new areas within our existing markets by attracting and retaining personnel knowledgeable in these markets, identifying the needs of these markets and developing marketing programs to address these needs. If successfully implemented, these strategies would increase the usage of our software and services by biologists, chemists, engineers and informaticians operating within our existing pharmaceutical and biotechnology customers, as well as by new customers in other industries. However, if our strategies are not successfully implemented, our products and services may not achieve market acceptance or penetration in targeted new departments within our customers or in new industries. As a result, we may expend additional costs and resources without being able to sustain or increase revenue.

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

We may be unable to develop strategic relationships with our customers. Our overall business strategy is to expand usage of our products and services by expanding our current customers’ usage of our products and by marketing and distributing our solutions to a broader, more diversified group of biologists, chemists, engineers and informaticians throughout our customers’ research and development organizations. A key component of this strategy is to become a preferred provider of scientific software and solutions. Becoming a preferred vendor will require substantial re-training and new skills development within our sales and service personnel and deployment of a successful account-management sales model. We believe that developing strategic relationships with our customers may lead to additional revenue opportunities. However, executing on this strategy may require significant expense, and there can be no assurance that any such relationships will develop or that such relationships will produce additional revenue or profit opportunities.

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

We face strong competition in the life science market for computer- aided design modeling and simulation software and for cheminformatics products. The market for our computer-aided design modeling and simulation software products for the life science market is intensely competitive. We currently face competition from other scientific software providers, larger technology and solutions companies, in-house development by our customers, as well as academic and government institutions and the open source community.

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

We are subject to risks associated with the operation of a global business. We derive a significant portion of our total revenue from our operations in international markets. In 2008, 2007 and 2006, 51%, 46% and 42%, respectively, of our total revenue was derived from our international operations. Our global business may be affected by local economic conditions, including inflation, recession and currency exchange rate fluctuations. In addition, political and economic changes throughout the world may interfere with our or our customers’ activities in particular locations and result in a material adverse effect on our business, financial condition and operating results. We anticipate that revenue from operations in international markets will continue to account for a significant percentage of future revenue. The following table depicts our region-specific revenue as a percent of total revenue for each of the last three fiscal years:

	Years Ended
Region	March 31, 2008	March 31, 2007	March 31, 2006
U.S.	49%	54%	58%
Europe	29%	26%	23%
Asia-Pacific	22%	20%	19%

Other potential risks inherent in our international business include:

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	currency exchange rate fluctuations;

•	import and export license requirements;

•	tariffs and other barriers;

•	political unrest, terrorism and economic instability;

•	disruption of our operations due to local labor conditions;

•	limited intellectual property protection;

•	difficulties in collecting trade receivables;

•	difficulties in managing distributors or representatives;

•	difficulties in managing an organization spread over various countries;

•	difficulties in staffing foreign subsidiary or joint venture operations; and

•	potentially adverse tax consequences.

Our success depends, in part, on our ability to anticipate and address these risks. There can be no assurance that we will do so effectively, or that these or other factors relating to our international operations will not adversely affect our business or operating results.

In order to improve our financial position, we have reduced our headcount, which could negatively impact our business. We have undergone several reductions-in-force over the past several years, and our workforce has declined approximately 25% since March 31, 2006. We do not believe that these reductions have had a material adverse effect on our operations or our ability to generate revenue to date. However, while we believe we have sufficient staff to operate our business, we do not have duplicative or redundant resources in many of our functions or operations. As a result, there can be no assurance that further attrition will not impact our ability to operate our business, or adversely impact our revenues.

Failure to attract and retain skilled personnel, including a permanent president and chief executive officer, could have a material adverse effect on us. Our success depends in part on the continued service of key scientific, sales, business development, marketing, engineering, management and accounting personnel and our ability to identify, hire and retain additional personnel. There is intense competition for qualified personnel. Immigration laws may further restrict our ability to attract or hire qualified personnel. We may not be able to continue to attract and retain the personnel necessary for the development of our business. Failure to attract and retain key personnel could have a material adverse effect on our business, financial condition and results of operations. Further, we are highly dependent on the principal members of our technical, scientific and management staff. One or more of these key employees could retire or otherwise leave our employ within the foreseeable future, and the loss of any of these people could have a material adverse effect on our business, financial condition or results of operations. We do not intend to maintain key person life insurance on the life of any employee.

Additionally, our former president and chief executive officer resigned on January 5, 2009, and our board of directors appointed Todd Johnson to serve as our president and chief executive officer on an interim basis. Our board of directors is currently conducting a search for a permanent president and chief executive officer. Leadership transitions can be inherently difficult to manage and may cause a disruption to our business or further turnover in key personnel. During this period of transition, there may be operational inefficiencies as our interim president and chief executive officer becomes familiar with our business and operations. We cannot provide you with any assurance that the search for a permanent president and chief executive officer will be successful, and the inability to recruit a qualified permanent replacement for such position could have a material adverse effect on our business, financial condition or results of operations.

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

Certain Risks Related To Our Financial Performance

We have a history of losses and our future profitability is uncertain. We generated net losses for the years ended March 31, 2007 and 2006. Although we generated net income for the quarter and nine-month period ended December 31, 2008 and the year ended March 31, 2008, we may experience future net losses which may limit our ability to fund our operations and we may not generate income from operations in the future. Our future profitability depends upon many factors, including several that are beyond our control. These factors include without limitation:

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

We may be required to indemnify Pharmacopeia Drug Discovery, Inc. (“PDD”), or may not be able to collect on indemnification rights from PDD. On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly-held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of the spin-off, we agreed to indemnify the indebtedness, liabilities and obligations of PDD. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under certain facility leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be as significant as the remaining future minimum lease payments, which totaled approximately $17.8 million as of December 31, 2008. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any failure by PDD to satisfy its obligations and any required payment by us could have a material adverse effect on our business.

Enacted and proposed changes in securities laws and regulations have increased our costs and may continue to increase our costs in the future. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) required changes in some of our corporate governance and securities disclosure and compliance practices. Under Sarbanes-Oxley, publicly-held companies, including us, are required to, among other things, furnish independent annual audit reports regarding the existence and reliability of their internal control over financial reporting and have their chief executive officer and chief financial officer certify as to the accuracy and completeness of their financial reports.

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

Negative conditions in the global credit markets may materially impair the value or reduce the liquidity of a portion of our investment portfolio. Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues during the second half of calendar 2007 and the through the fourth quarter of calendar 2008, which led to liquidity issues and failed auctions in the ARS market. If the global credit market continues to deteriorate, the liquidity of our investment portfolio may continue to be impacted.

Included in our marketable securities portfolio at December 31, 2008 were ARS that we purchased for $14.6 million. Under the terms of the ARS Agreement that we entered into in November 2008, we have the right to sell our ARS at par value to the Investment Firm between June 30, 2010 and July 2, 2012 and the Investment Firm has the right to purchase the ARS from us any time after the acceptance date as long as we receive par value. If the ARS Agreement expires or is otherwise terminated prior to the purchase or sale of the ARS under the terms of the ARS Agreement, or if the Investment Firm is unable to fulfill its obligations under the ARS Agreement, we may have no recourse beyond recovering or retaining the ARS for sale at future auctions. If such future auctions of fail and the credit ratings of these investments deteriorate, the fair value of these ARS may decline further and we may incur additional impairment charges in connection with these securities, which would negatively affect our reported earnings, cash flows and financial condition.

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

As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares. As of January 21, 2009, the top ten institutional holders of our common stock held approximately 56% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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
Rick E. Russo
Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

Date: February 9, 2009