Form 10-K
period 2009-03-31
ACCELRYS, INC.
filed 2009-05-26
CIK 1002388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Note—checking the box above will not relieve any registrant required to file reports pursuant to Section 13 of 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2008 was $94.9 million (based upon the September 30, 2008 closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Market). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of May 5, 2009 was 27,259,652, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year ended March 31, 2009 are incorporated by reference into Part II and Part III of this report to the extent stated therin.

The Exhibit Index (Item No. 15) lists several documents incorporated by reference.

ACCELRYS, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended March 31, 2009

Forward-Looking Statements

When used anywhere in this Annual Report on Form 10-K (this “Report”), the words “expect”, “believe”, “anticipate”, “estimate”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements. These forward-looking statements may include statements addressing our future financial and operating results. We have based these forward-looking statements on our current expectations about future events. Such statements are subject to certain risks and uncertainties including those related to execution of our strategic plans, the successful release and acceptance of new products, the demand for new and existing products, additional competition, changes in economic conditions and those described in documents we have filed with the Securities and Exchange Commission, including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and subsequent reports on Form 10-Q. All forward-looking statements in this document are qualified entirely by the cautionary statements included in this document and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this document. These forward-looking statements speak only as of the date of this document. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Sales and Marketing

We market our products and services worldwide. During fiscal year 2009, we generated 48%, 28% and 24% of our revenues from the United States, Europe and the Asia/Pacific region, respectively. Please refer to Note 2 to our consolidated financial statements included elsewhere in this Report for a breakdown of revenues and long-lived assets by geographic region. Our continuing reliance on sales in international markets exposes us to risks attendant to foreign sales, as described more fully in Item 1A of this Report.

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

We develop most of our products internally and, during the years ended March 31, 2009, 2008 and 2007, we incurred product development expenses totaling $15.1 million, $17.8 million, and $18.9 million, respectively. We have also licensed products or have otherwise acquired products, or portions of our products, from the open source community, as well as corporate, governmental and academic institutions. These arrangements sometimes involve joint development efforts and frequently require the payment of royalties by us. The development and royalty obligations, scope of distribution rights, duration and other terms of these arrangements vary depending on the product, the market, resource requirements, the other parties with which we contract and other factors. We intend to continue to license or otherwise acquire technology or products from third parties.

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

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also have 27 United States and foreign patents and several pending patent applications. Some of our patents begin to expire as early as 2012. We believe that factors such as the technological and creative skills of our personnel, new product development, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technological leadership position. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Further, there can be no assurance that our patents will offer any protection or that they will not be challenged, invalidated or circumvented.

Employees

As of March 31, 2009, we had 364 full-time employees. None of our employees are covered by collective bargaining agreements. Substantially all of our employees, other than certain of our executive officers and employees with customary employment arrangements within Europe, are at will employees, which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her at any time. We offer industry competitive wages and benefits and are committed to maintaining a workplace environment that promotes employee productivity and satisfaction. We believe our relations with our employees are good.

Website Access to SEC Filings

We are subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, we are required to file reports and information with the Securities and Exchange Commission (“SEC”), including reports on the following forms: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports and other information concerning us may be accessed through the SEC’s website at http://www.sec.gov and on our website at www.accelrys.com. Such filings are placed on our website as soon as reasonably practical after they are filed with the SEC. Any information contained in, or that can be accessed through our website, is not incorporated by reference into, nor is it in any way part of, this Form 10-K.

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

Certain Risks Related to Our Marketplace and Environment

Our revenue from the sale of computer aided design modeling and simulation software to the life science discovery research marketplace, which has historically constituted a significant portion of our overall revenue, has been declining over the past several years and may continue to decline in future years. Historically we have derived a significant portion of our revenue from the sale of computer aided design modeling and simulation software to the discovery research departments in pharmaceutical and biotechnology companies. Based on recurring analyses of incoming orders typically conducted by our sales and marketing departments, we estimate that orders for our computer aided design modeling and simulation software declined approximately 20% between fiscal year 2006 and fiscal year 2007 and approximately 10% between fiscal year 2007 and 2008. While there is not a linear correlation between product orders and resulting revenue, we believe that our estimates of decreased product orders ultimately reflect a decline in revenue attributable to sales of our computer aided design modeling and simulation software products. We believe this decline is due to several factors, including industry consolidation, a general reduction in the level of discovery research activity by our customers, increased competition, including competition from open source software, and reductions in profit and related information technology spending by our customers. If such declines continue and we do not increase the revenue we derive from our other product and service offerings, our business could be adversely impacted.

Our ability to sustain or increase revenues will depend upon our success in entering new markets and in deriving additional revenues from our existing customers. Our products are currently used primarily by molecular modeling and simulation specialists in discovery research organizations. One component of our overall business strategy is to derive more revenues from our existing customers by expanding their usage of our products and services. Such strategy would have our customers utilize our scientific operating platform and our tools and components to leverage vast amounts of information stored in both corporate databases and public data sources in order to make informed scientific and business decisions during the research and development process. In addition, we seek to expand into new markets and new areas within our existing markets by attracting and retaining personnel knowledgeable in these markets, identifying the needs of these markets and developing marketing programs to address these needs. If successfully implemented, these strategies would increase the usage of our software and services by biologists, chemists, engineers and informaticians operating within our existing pharmaceutical and biotechnology customers, as well as by new customers in other industries. However, if our strategies are not successfully implemented, our products and services may not achieve market acceptance or penetration in targeted new departments within our existing customers or in new industries. As a result, we may incur additional costs and expend additional resources without being able to sustain or increase revenue.

Our focus on offering scientific business intelligence solutions to both existing and new customers and markets may make it more difficult for us to sustain our revenue from the sale of computer aided design modeling and simulation products to the life science discovery research marketplace. Our strategy involves transforming our product and service offerings by utilizing our scientific operating platform and our tools and components in order to enable our customers to more effectively utilize the vast amounts of information stored in both their databases and public data sources in order to make informed scientific and business decisions during the research and development process. This strategy is intended to lead us to new and different markets and customers, as well as increase the usage of our offerings by existing customers. Executing this strategy will require significant management focus and utilization of resources. Though we intend to continue to dedicate sufficient resources and management focus to our life science computer aided design modeling and simulation products, it is possible that the strategy will result in loss of management focus and resources relating to these existing products and markets, thereby resulting in decreasing revenues from these markets. If these revenues are not offset by increasing revenues from new markets and/or customers, our overall revenues will suffer.

We may be unable to develop strategic relationships with our customers. Our overall business strategy is to expand usage of our products and services by expanding our current customers’ usage of our products and by marketing and distributing our solutions to a broader, more diversified group of biologists, chemists, engineers and informaticians operating throughout our customers’ research and development organizations. A key component of this strategy is to become a preferred provider of scientific software and solutions. Becoming a preferred vendor will require substantial re-training and new skills development within our sales and service personnel and deployment of a successful account-management sales model. We believe that developing strategic relationships with our customers may lead to additional revenue opportunities. However, executing this strategy may require significant expense, and there can be no assurance that any such relationships will develop or that such relationships will produce additional revenue or profit opportunities.

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

We are subject to pricing pressures in some of the markets we serve. The market for computer aided design modeling and simulation products for the life science industry is intensely competitive, which has led to significant pricing pressure and declines in average selling price over the past several years. Based on recurring analyses of incoming orders typically conducted by our sales and marketing departments, we estimate that the average sales price of our computer aided design modeling and simulation products for the life science industry declined approximately 7% between fiscal year 2007 and fiscal year 2008 and approximately 8% between fiscal year 2008 and fiscal year 2009. While there is not a linear correlation between our product pricing and competition in the marketplace, we believe that our estimates of decreased prices ultimately reflect increased competition that has led and may continue to lead to pricing pressure with respect to sales of these products. In response to such increased competition and general adverse economic conditions in this market, we may be required to further modify our pricing practices. Changes in our pricing model could adversely affect our revenue and earnings.

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

We are subject to risks associated with the operation of a global business. We derive a significant portion of our total revenue from our operations in international markets. In 2009, 2008 and 2007, 52%, 51% and 46%, respectively, of our total revenue was derived from our international operations. Our global business may be affected by local economic conditions, including inflation, recession and currency exchange rate fluctuations. In addition, political and economic changes throughout the world may interfere with our or our customers’ activities in particular locations and result in a material adverse effect on our business, financial condition and operating results. We anticipate that revenue from operations in international markets will continue to account for a significant percentage of future revenue. The following table depicts our region-specific revenue as a percent of total revenue for each of the last three fiscal years:

	Years Ended
Region	March 31, 2009	March 31, 2008	March 31, 2007
U.S.	48%	49%	54%
Europe	28%	29%	26%
Asia-Pacific	24%	22%	20%

Other potential risks inherent in our international business include:

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	currency exchange rate fluctuations;

•	import and export license requirements;

•	tariffs and other barriers;

•	political unrest, terrorism and economic instability;

•	disruption of our operations due to local labor conditions;

•	limited intellectual property protection;

•	difficulties in collecting trade receivables;

•	difficulties in managing distributors or representatives;

•	difficulties in managing an organization spread over various countries;

•	difficulties in staffing foreign subsidiary or joint venture operations; and

•	potentially adverse tax consequences.

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

Recent turmoil in the worldwide financial markets may negatively impact our business, results of operations, and financial condition. As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, declining valuations of certain investments, severely diminished liquidity and credit availability, the failure or sale of various financial institutions and an unprecedented level of government intervention. Many economists have predicted that the United States economy, and possibly the global economy, may enter into a prolonged recession. Such a protracted downturn may hurt our business in a number of ways, including through general decreases in spending and the adverse impact on our customers’ ability to obtain financing, which may lead to delays or failures in our signing customer agreements or signing customer agreements at reduced purchase levels. While we are unable to predict the likely duration and severity of the current disruption in the financial markets and the adverse economic conditions in the U.S. and other countries, any of the circumstances mentioned above could have a material adverse effect on our revenues, financial condition and results of operations

If we choose to acquire businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or to successfully integrate an acquired business or technology in a cost-effective and non-disruptive manner. From time to time, we may choose to acquire businesses, products or technologies instead of developing them ourselves. We do not know if we will be able to complete any acquisitions, or whether we will be able to successfully integrate any acquired businesses, operate them profitably or retain their key employees. Integrating any business, product or technology we acquire could be expensive and time-consuming, disrupt our ongoing business and distract company management. In addition, in order to finance any acquisition, we may utilize our existing funds, thereby lowering the amount of funds we currently have, or might need to raise additional funds through public or private equity or debt financings. Prolonged tightening of the financial markets may impact our ability to obtain financing to fund future acquisitions and we could be forced to obtain financing on less than favorable terms. Additionally, equity financings may result in dilution to our stockholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business could suffer. In addition, under certain circumstances, amortization of assets or charges resulting from the costs of acquisitions could harm our business, financial condition, or operating results.

Certain Risks Related To Our Financial Performance

We have a history of losses and our future profitability is uncertain. We generated net losses for the years ended March 31, 2007 and 2006. Although we generated net income for the years ended March 31, 2009 and 2008, we may experience future net losses which may limit our ability to fund our operations and we may not generate income from operations in the future. Our future profitability depends upon many factors, including several that are beyond our control. These factors include without limitation:

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

We may be required to indemnify Pharmacopeia Drug Discovery, Inc. (“PDD”), or may not be able to collect on indemnification rights from PDD. On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of the spin-off, we agreed to indemnify the indebtedness, liabilities and obligations of PDD. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under certain facility leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be as significant as the remaining future minimum lease payments, which totaled approximately $17.2 million as of March 31, 2009. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any failure by PDD to satisfy its obligations and any required payment by us could have a material adverse effect on our business.

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

Negative conditions in the global credit markets may materially impair the value or reduce the liquidity of a portion of our investment portfolio. Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues from the second half of calendar 2007 and through the fourth quarter of calendar 2008, which led to liquidity issues and failed auctions in the auction rate securities (“ARS”) market. If the global credit market continues to deteriorate, the liquidity of our investment portfolio may continue to be impacted.

Included in our marketable securities portfolio at March 31, 2009 were ARS that we purchased for $14.6 million. Under the terms of the agreement (the “ARS Agreement”) that we entered into on November 11, 2008 (the “Acceptance Date”) with one of our investment securities firms (the “Investment Firm”), we have the right to sell our ARS at par value to the Investment Firm between June 30, 2010 and July 2, 2012 and the Investment Firm has the right to purchase the ARS from us any time after the Acceptance Date as long as we receive par value. If the ARS Agreement expires or is otherwise terminated prior to the purchase or sale of the ARS under the terms of the ARS Agreement, or if the Investment Firm is unable to fulfill its obligations under the ARS Agreement, we may have no recourse beyond recovering or retaining the ARS for sale at future auctions. If such future auctions fail and the credit ratings of these investments deteriorate, the fair value of these ARS may decline further and we may incur additional impairment charges in connection with these securities, which would negatively affect our reported earnings, cash flows and financial condition.

Certain Risks Related to Owning Our Stock

We expect that our stock price will fluctuate significantly, and as a result, our stockholders may not be able to resell their shares at or above their original investment price. The stock market, historically and in recent years, has experienced significant volatility particularly with technology company stocks. The volatility of technology company stock prices often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the price of our common stock include without limitation:

•	actual and anticipated fluctuations in our quarterly financial and operating results;

•	market conditions in the technology and software sectors;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	developments or disputes concerning our intellectual property or other proprietary rights or other legal claims;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	market acceptance of our products and services;

•	additions or departures of key personnel; and

•	the acquisition of new businesses or technologies

These and other external factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares. As of May 5, 2009, the top ten institutional holders of our common stock held approximately 52% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following is a summary of our principal business locations:

Location	Principal activities	Lease Ends (Fiscal Year)	Square Feet
San Diego, California, USA	Corporate headquarters, sales, customer support, marketing, product development and administration	2014	68,436
Burlington, Massachusetts, USA	Sales	2014	4,830
Cambridge, UK	Sales, customer support, marketing, product development and administration	2022	24,451
Paris, France	Sales and administration	2016	2,486
Tokyo, Japan	Sales, marketing and administration	2010	5,405
Bangalore, India	Sales	2010	1,500

Item 3.	Legal Proceedings

We are subject to various claims and legal proceedings arising in the ordinary course of our business While any legal proceeding has an element of uncertainty, management believes that the disposition of such matters, in the aggregate, will not have a material effect on our results of operations.

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

Market for Common Stock

Our common stock trades on the NASDAQ Global Market tier of The NASDAQ Stock Market under the symbol ACCL. The following table sets forth, for the periods indicated, the range of high and low sale prices per share of our common stock:

	High	Low
Year Ended March 31, 2009
First Quarter	$7.03	$4.81
Second Quarter	$5.73	$4.24
Third Quarter	$5.63	$2.63
Fourth Quarter	$4.56	$3.05
Year Ended March 31, 2008
First Quarter	$6.64	$5.63
Second Quarter	$7.30	$5.95
Third Quarter	$8.24	$6.49
Fourth Quarter	$7.61	$5.32

From the date of our initial public offering on December 5, 1995 until February 26, 2004, our stock traded under the symbol PCOP. Since February 27, 2004, our common stock has traded under the symbol ACCL.

Holders of Record

As of May 5, 2009, there were 368 holders of record of our common stock.

Dividends

No cash dividends have been paid on the common stock to date, nor do we anticipate paying dividends in the foreseeable future.

Equity Compensation Plan Information

The information required by Item 201(d) of Regulation S-K will be included in our definitive proxy statement (“Proxy Statement”) to be filed with the SEC within 120 days after our fiscal year ended March 31, 2009, and is incorporated in this Report by reference.

Comparison of Stockholder Return

The following information shall not be deemed to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

The following graph compares the five-year cumulative total return through March 31, 2009 for our common stock, which is traded under the symbol ACCL on the NASDAQ Global Market tier of The NASDAQ Stock Market, a broad market index, namely the NASDAQ U.S. Composite Index (the “NASDAQ Index”) and an industry index, namely the NASDAQ Computer and Data Processing Services Index (the “Industry Index”). This graph assumes an investment of $100 was made in both our common stock and in each index on March 31, 2004 and further assumes that all dividends were reinvested. The stock price performance on the graph is not necessarily indicative of future stock price performance.

	Accelrys, Inc.(1)	NASDAQ Index	Industry Index
March 31, 2004	$100.00	$100.00	$100.00
March 31, 2005	29.47	100.68	106.47
March 31, 2006	36.13	118.72	125.37
March 31, 2007	31.71	123.15	136.80
March 31, 2008	27.24	114.86	134.77
March 31, 2009	19.78	62.23	99.56

(1)	From the date of our initial public offering on December 5, 1995 until February 26, 2004, our stock traded under the symbol PCOP. Since February 27, 2004, our common stock has traded under the symbol ACCL. On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. The chart above does not reflect returns received after April 1, 2004 on PDD common stock.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data have been derived from our audited consolidated financial statements. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Report. The following table sets forth our selected consolidated financial data as of and for the years ended March 31, 2009, 2008, 2007, 2006 and 2005.

	Years Ended
	March 31, 2009	March 31, 2008	March 31, 2007	March 31, 2006	March 31, 2005(1)
Consolidated Statement of Operations:
Revenue	$80,981	$79,739	$80,955	$82,001	$79,030
Cost of revenue	15,671	15,204	15,498	16,029	13,268

Gross margin	65,310	64,535	65,457	65,972	65,762

Operating expenses:
Product development	15,053	17,762	18,931	21,721	22,717
Sales and marketing	34,718	32,974	30,680	33,723	37,965
General and administrative	14,962	14,475	17,342	16,060	17,290
Restructuring charges	896	179	1,201	3,178	5,110
Acquired in-process product development	—	—	—	—	450

Total operating expenses	65,629	65,390	68,154	74,682	83,532
Operating loss from continuing operations	(319)	(855)	(2,697)	(8,710)	(17,770)
Interest and other income, net	1,608	3,237	1,954	1,869	1,738

Income (loss) from continuing operations before income taxes	1,289	2,382	(743)	(6,841)	(16,032)
Income tax expense (benefit)	1,195	1,061	782	898	(571)

Income (loss) from continuing operations	94	1,321	(1,525)	(7,739)	(15,461)
Loss from discontinued operations	—	—	—	—	(1,117)

Net income (loss)	$94	$1,321	$(1,525)	$(7,739)	$(16,578)

Basic and diluted income (loss) per share amounts:
Income (loss) from continuing operations	$0.00	$0.05	$(0.06)	$(0.30)	$(0.62)
Loss from discontinued operations	—	—	—	—	(0.04)

Net income (loss)	$0. 00	$0.05	$(0.06)	$(0.30)	$(0.66)

Weighted average shares used in computing basic and diluted income (loss) per share amounts
Basic	27,093	26,692	26,351	26,116	25,137
Diluted	27,203	27,185	26,351	26,116	25,137

	March 31, 2009	March 31, 2008	March 31, 2007	March 31, 2006	March 31, 2005
Consolidated Balance Sheet Data:
Cash, cash equivalents, marketable securities and restricted cash and marketable securities	$81,769	$76,381	$70,757	$66,022	$63,304
Total assets	160,614	156,091	154,601	146,755	152,415
Total deferred revenue	57,224	58,341	56,133	61,269	58,614
Noncurrent liabilities(2)	7,204	8,140	8,342	5,718	5,131
Accumulated deficit	(180,560)	(180,654)	(182,681)	(181,156)	(173,417)
Total stockholders’ equity	80,759	74,882	68,990	63,208	69,596

(1)	Amounts include the results of SciTegic, Inc. (“SciTegic”) from September 27, 2004, the date of the acquisition.
(2)	Noncurrent liabilities primarily consist of long-term, lease-related liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this Report. We have identified the following as the most critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, as amended, SEC Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force Issue (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables.

We generate revenue from the following primary sources:

•	software licenses,

•	post-contract customer support and maintenance services on licensed software, collectively referred to as “PCS”, and

•	professional services.

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

Software Licenses. We license software predominantly on a term basis. When sold perpetually, our standard perpetual software licensing arrangements include twelve months of PCS, while our standard term-based software licensing arrangements typically include PCS for the full duration of the term license. Because we do not have vendor specific objective evidence of the fair value of these undelivered elements, we recognize as revenue the entire fee for such perpetual and term-based licenses ratably over the term of the PCS.

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

Our goodwill is considered to be impaired if we determine that the carrying value of the reporting unit to which the goodwill has been assigned exceeds its estimated fair value. In the fourth quarter of fiscal year 2009, we completed our annual goodwill impairment test and concluded that our goodwill was not impaired. Based on the guidance provided by SFAS No. 142 and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, management has determined that our company consists of one reporting unit given the similarities of economic characteristics between the operations and the common nature of the products, services and customers. Because we have only one reporting unit, and we are publicly traded, we determine the fair value of the reporting unit based on our market capitalization as we believe this represents the best evidence of fair value. Our conclusion that goodwill was not impaired was based on a comparison of our net assets as of March 31, 2009 to our market capitalization.

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

Our indefinite-lived intangible asset is considered to be impaired if we determine that the carrying value of the asset exceeds its estimated fair value. In the fourth quarter of fiscal year 2009, we completed our annual indefinite-lived intangible asset impairment test and concluded that our indefinite-lived intangible asset was not impaired. We estimated the fair value of our indefinite-lived intangible asset utilizing a discounted cash flow analysis which considers the estimated future customer orders for our scientific operating platform and the associated direct and incremental selling, marketing, and product development costs. Key assumptions included in the discounted cash flow analysis include projections of future customer order growth for our scientific operating platform and developing an appropriate discount rate.

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

As a result of the closure of our research and development facility in Bangalore, India in the fourth quarter of fiscal year 2007, we assessed the recoverability of the associated property and equipment and determined that a portion of the assets were not recoverable. Accordingly, we recorded an asset impairment charge of $0.1 million in the fourth quarter of fiscal year 2007 and an additional charge of $0.1 million in the fourth quarter of fiscal year 2008. The asset impairment charges in each period represent the carrying value of these assets as we expect that any amount we will recover from their disposal will be negligible. There were no impairment charges recorded in fiscal year 2009.

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

As of March 31, 2009, we held $14.6 million in ARS at face value, which are collateralized by student loans, most of which were originated under the Federal Family Education Loan Program and are guaranteed by the United States Federal Department of Education. All of our ARS are AAA rated (or equivalent) by one or more of the major credit rating agencies.

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

We estimated the fair value of our ARS utilizing a discounted cash flow analysis as of March 31, 2009. The analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the issuer, expected future cash flows, and the estimated weighted average life of the contractual maturity of the underlying assets. Due to entering into an agreement whereby one of our investment firms will repurchase our ARS at par value, as discussed further below, we no longer intend to hold the securities to maturity and we have determined that the decline in value of our ARS as of March 31, 2009 is other-than-temporary. Accordingly, we have reversed prior unrealized losses on our ARS from accumulated other comprehensive income and have recorded a loss of $1.9 million as a charge to income during the year ended March 31, 2009.

On November 11, 2008, we entered into the ARS Agreement with the Investment Firm pursuant to which the Investment Firm has agreed to repurchase all of our ARS at par value. By accepting the ARS Agreement, we (1) received the right to sell our ARS at par value to the Investment Firm between June 30, 2010 and July 2, 2012 (the “Put Option”) and (2) gave the Investment Firm the right to purchase the ARS from us any time after the Acceptance Date as long as we receive par value.

The ARS Agreement covers ARS with a par value of $14.6 million and a fair value of $12.7 million as of March 31, 2009. We have accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This resulted in our recording a $1.7 million asset with a corresponding credit to income for the value of the Put Option. We estimated the fair value of the Put Option utilizing a discounted cash flow analysis as of March 31, 2009. The analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the issuer, expected future cash flows, and the remaining life of the ARS Agreement with the Investment Firm.

The recognition of losses of $1.9 million and the gain recorded from the Put Option of $1.7 million have resulted in a net loss related to our ARS of approximately $0.2 million, which is recorded in the “Interest and other income, net” line in the accompanying consolidated statement of operations for the year ended March 31, 2009. As the market for student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the ARS and Put Option as non-current assets on our consolidated balance sheet as of March 31, 2009.

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

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN No. 48”), effective April 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires that we determine whether the benefits of our tax positions are more-likely-than-not to be sustained upon audit based on the technical merits of the tax position. We recognize the impact of an uncertain income tax position taken on our income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained.

Results of Operations

Comparison of the Years Ended March 31, 2009 and 2008

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Years Ended March 31,
	2009	2008
Revenue	100%	100%
Cost of revenue	19%	19%

Gross margin	81%	81%

Operating expenses:
Product development	19%	22%
Sales and marketing	43%	42%
General and administrative	18%	18%
Restructuring charges	1%	—%

Total operating expenses	81%	82%

Operating loss	(—)%	(1)%
Interest and other income, net	2%	4%

Income before income taxes	2%	3%
Income tax expense	1%	1%

Net income	—%	2%

Revenue

Revenue increased 2% to $81.0 million for the year ended March 31, 2009 compared to $79.7 million for the year ended March 31, 2008. The increase was due to an increase in software revenue of approximately $1.7 million, an increase in service revenue of approximately $0.6 million, and a decrease in maintenance revenue of approximately $1.1 million. Included in the stated amounts are favorable foreign currency fluctuations of approximately $0.4 million. When considering the revenue growth excluding foreign currency fluctuations, our total revenue grew by approximately 1%.

Operating Costs and Expenses

Cost of Revenue. Cost of revenue increased 3% to $15.7 million for the year ended March 31, 2009, as compared to $15.2 million for the year ended March 31, 2008. As a percentage of revenue, cost of revenue was consistent at 19% for the years ended March 31, 2009 and 2008. The increase in cost of revenue was primarily attributable to higher personnel, travel and overhead costs in our service departments of $1.6 million primarily as a result of increased headcount, partially offset by a decrease in royalties and distributor commissions of $0.7 million and $0.5 million in favorable foreign currency fluctuations.

Product Development Expenses. Product development expenses decreased 15% to $15.1 million for the year ended March 31, 2009, as compared to $17.8 million for the year ended March 31, 2008. As a percentage of revenue, product development expenses decreased to 19% for the year ended March 31, 2009, as compared to 22% for the year ended March 31, 2008. The decrease in product development expenses was primarily attributable to a decrease in personnel and related costs of $1.9 million related to decreased headcount in addition to favorable foreign currency fluctuations of approximately $0.8 million.

Sales and Marketing Expenses. Sales and marketing expenses increased 5% to $34.7 million for the year ended March 31, 2009, as compared to $33.0 million for the year ended March 31, 2008. As a percentage of revenue, sales and marketing expenses increased to 43% for the year ended March 31, 2009, as compared to 42%

for the year ended March 31, 2008. The increase in sales and marketing expense is primarily attributable to additional personnel and overhead costs of approximately $1.6 million, as well as an increase in professional fees of $0.6 million related to new marketing initiatives. These items were partially offset by favorable foreign currency fluctuations of $0.5 million.

General and Administrative Expenses. General and administrative expenses increased 3% to $15.0 million for the year ended March 31, 2009, as compared to $14.5 million for the year ended March 31, 2008. As a percentage of revenue, general and administrative expenses were consistent at 18% for the years ended March 31, 2009 and 2008. The increase in general and administrative expenses was primarily attributable to severance expense of $1.8 million, partially offset by favorable foreign currency fluctuations of $0.2 million, a decrease in accounting and legal fees of $0.6 million and a reduction in overhead costs of $0.5 million.

Restructuring Charges. Restructuring charges were $0.9 million for the year ended March 31, 2009, as compared to $0.2 million for the year ended March 31, 2008. Restructuring charges in the current period were primarily related to our plan completed in the first quarter of fiscal year 2009 to realign our workforce in order to support our growth products.

Net Interest and Other Income

Net interest and other income was $1.6 million for the year ended March 31, 2009, as compared to $3.2 million for the year ended March 31, 2008. Net interest and other income were unfavorably impacted by a reduction of $1.3 million in interest earned on our cash, cash equivalents and marketable securities balances during fiscal year 2009, in addition to $0.4 million in unfavorable fluctuations in foreign currencies and a $0.2 million unrealized loss related to our ARS portfolio. These items were partially offset by an increase in other income of $0.2 million.

Income Tax Expense

Income tax expense was $1.2 million for the year ended March 31, 2009, as compared to $1.1 million for the year ended March 31, 2008. The increase in income tax expense was primarily attributable to timing differences in the deductibility of indefinite lived intangible asset amortization for income tax purposes.

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

Income Tax Expense

Income tax expense was $1.1 million for the year ended March 31, 2008, as compared to $0.8 million for the year ended March 31, 2007. The increase in income tax expense was primarily attributable to timing differences in the deductibility of indefinite lived intangible asset amortization for income tax purposes.

Liquidity and Capital Resources

We had cash, cash equivalents, marketable securities, and restricted cash and marketable securities of $81.8 million as of March 31, 2009, as compared to $76.4 million as of March 31, 2008, an increase of $5.4 million. Significant components of this increase include cash provided by operations of $11.9 million and proceeds from the sale of common stock of $0.7 million, offset by net purchases of property and equipment of $2.8 million, a write down of $1.9 million on our marketable securities and a $2.5 million unfavorable effect on cash and cash equivalents related to changes in foreign currency rates.

Net cash provided by operating activities was $11.9 million for the year ended March 31, 2009, as compared to $4.2 million for the year ended March 31, 2008. The increase in cash flows from operating activities was primarily attributable to an increase in deferred revenue which was driven by an overall increase in order intake over the prior year, as well as an increase in accrued liabilities over the prior period.

Net cash used in investing activities was $22.6 million for the year ended March 31, 2009, as compared to net cash provided by investing activities of $12.9 million for the year ended March 31, 2008. Significant components of cash flows used in investing activities for the year ended March 31, 2009 included net purchases of property and equipment of $2.8 million and a net increase in our marketable securities portfolio of $19.8 million. Significant components of cash flows provided by investing activities for the year ended March 31, 2008 included net purchases of property and equipment of $0.8 million and a net decrease in our marketable securities portfolio of $13.7 million.

Net cash provided by financing activities was $0.7 million for each of the years ended March 31, 2009 and 2008. Cash flows from financing activities for the years ended March 31, 2009 and 2008 consist entirely of proceeds from the issuance of our common stock under our employee stock plans.

As of March 31, 2009, we held $14.6 million in ARS at face value, which are collateralized by student loans, most of which were originated under the Federal Family Education Loan Program and are guaranteed by the United States Federal Department of Education. All of our ARS are AAA rated (or equivalent) by one or more of the major credit rating agencies.

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

We estimated the fair value of our ARS utilizing a discounted cash flow analysis as of March 31, 2009. The analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the issuer, expected future cash flows, and the estimated weighted average life of the contractual maturity of the underlying assets. Due to entering into an agreement whereby one of our investment firms will repurchase our ARS at par value, as discussed further below, we no longer intend to hold the securities to maturity and we have determined that the decline in value of our ARS as of March 31, 2009 is other-than-temporary. Accordingly, we have reversed prior unrealized losses on our ARS from accumulated other comprehensive income and have recorded a loss of $1.9 million as a charge to income during the year ended March 31, 2009.

On November 11, 2008, we entered into the ARS Agreement with the Investment Firm whereby the Investment Firm has agreed to repurchase all of our ARS at par value. By accepting the ARS Agreement, we (1) received the right to sell our ARS at par value to the Investment Firm between June 30, 2010 and July 2, 2012 and (2) gave the Investment Firm the right to purchase the ARS from us any time after the Acceptance Date as long as we receive par value.

The ARS Agreement covers ARS with a par value of $14.6 million and a fair value of $12.7 million as of March 31, 2009. We have accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159. This resulted in our recording a $1.7 million asset with a corresponding credit to income for the value of the Put Option. We estimated the fair value of the Put Option utilizing a discounted cash flow analysis as of March 31, 2009. The analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the issuer, expected future cash flows, and the remaining life of the ARS Agreement with the Investment Firm.

The recognition of losses of $1.9 million and the gain recorded from the Put Option of $1.7 million have resulted in a net loss related to our ARS of approximately $0.2 million, which is recorded in the interest and other income, net line in the accompanying consolidated statement of operations for year ended March 31, 2009. As the market for student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the ARS and Put Option as non-current assets on our consolidated balance sheet as of March 31, 2009.

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

On January 5, 2009, Mr. Mark Emkjer resigned as our President, Chief Executive Officer and as a member of the Board of Directors (the “Board”). In connection with Mr. Emkjer’s resignation, on January 6, 2009, we entered into a Separation Agreement and Release (the “Separation Agreement”). Pursuant to the Separation Agreement: (i) Mr. Emkjer remained employed by the Company through January 31, 2009 to assist with transitioning his duties; (ii) on February 1, 2009, we paid Mr. Emkjer $315,000, less applicable withholdings; (iii) each month for a period of 12 months following February 1, 2009, we will pay Mr. Emkjer the amount of $140,000, less applicable withholdings; and (iv) we will pay Mr. Emkjer’s COBRA benefits for a maximum of 24 months following the date of the termination of Mr. Emkjer’s employment. Our obligations to Mr. Emkjer pursuant to the Separation Agreement are contingent upon Mr. Emkjer’s abiding by certain non-competition, non-solicitation and non-disparagement obligations for a period of 24 months following the date of the termination of his employment, all as set forth in the Separation Agreement.

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

Contractual Obligations

Our long-term contractual obligations as of March 31, 2009 are as follows (in thousands):

Contractual Obligations	Total	Payment Due by Period
		Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Operating leases, net of subleases	$26,908	$3,614	$7,171	$6,151	$9,972
Minimum royalty payments(1)	4,097	440	814	773	2,070

Total	$31,005	$4,054	$7,985	$6,924	$12,042

(1)	For purposes of the contractual obligations table, we have included indefinite-lived contractual minimum royalty payments due in the ten fiscal years following fiscal year 2010.

We are obligated to pay royalties for licenses to enhance and market certain software used in connection with our product offerings. In addition to the contractual minimum royalties included in the table above, we have several royalty agreements that are long term or perpetual in nature with royalty obligations that are generally based on a percentage of revenues derived from certain software license sales and associated sales of PCS. The royalty agreements require quarterly payments and generally do not limit the maximum royalties owed. During the years ended March 31, 2009, 2008, and 2007, we incurred royalty expenses of $2.2 million, $2.9 million, and $2.7 million, respectively. Our future annual royalty obligations will vary based on the volume and mix of our product sales and, as a result, may increase in the future.

On April 30, 2004, relating to the spin-off of PDD, the landlords of our New Jersey facilities, which were used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $17.2 million as of March 31, 2009. In accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair market value of the guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. The liability for our guarantee of the lease obligation as of March 31, 2009 and 2008 was $0.4 million and $0.5 million, respectively.

Off-Balance Sheet Arrangements and Related Party Transactions

As of March 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

New Accounting Standards

We adopted SFAS No. 159 as of April 1, 2008. SFAS No. 159 also amends certain provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. As of April 1, 2008, we did not elect to measure any of the incorporated items at fair value. However, in connection with the Put Option related to our ARS that was recorded in conjunction with a settlement agreement with one our investment firms, we elected to measure the Put Option under the fair value provisions of SFAS No. 159, as more fully described in Note 2 to our consolidated financial statements.

We adopted SFAS No. 157 as of April 1, 2008 as required for financial assets and liabilities. SFAS No. 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements. The principles apply under accounting pronouncements which require measurement of fair value and do not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. See Note 6 to our consolidated financial statements for required disclosures of fair value measurements for financial assets and liabilities. In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), a one year deferral of SFAS No. 157’s fair value measurement requirement for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. We have elected to defer the adoption of SFAS No. 157 for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. We do not expect the adoption of SFAS No. 157 for these assets and liabilities to have a material impact on our results of operations or financial position. On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP No. 157-3”), that clarifies the application of SFAS No.157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial assets is not active. FSP No. 157-3 was effective upon issuance, and is applicable to the valuation of our ARS for which there was no active market as of March 31, 2009.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We do not expect the adoption of FSP No. 142-3 to have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations: Applying the Acquisition Method (“SFAS No. 141R”). SFAS No. 141R retains the fundamental requirements of SFAS No. 141, Business Combinations, but provides additional guidance on applying the acquisition method when accounting for similar economic events. It establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R was a joint effort between the FASB and the International Accounting Standards Board to promote global standards by improving the accounting and financial reporting of business combinations. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will assess the impact of SFAS No. 141R if and when a future acquisition occurs.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In addition to our U.S. operations, we have operations in Europe and the Asia/Pacific region. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates, particularly fluctuations in the pound sterling, euro and yen exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in currency exchange rates. Both realized and unrealized gains or losses on the value of these receivables and payables, along with the settlement of certain intercompany transactions, are included in the determination of net income. We analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. We do not currently have hedging contracts in effect since, historically, exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our software license agreements are denominated in U.S. dollars.

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

As of March 31, 2009, we held $14.6 million in ARS at face value, which are collateralized by student loans, most of which were originated under the Federal Family Education Loan Program and are guaranteed by the United States Federal Department of Education. All of our ARS are AAA rated (or equivalent) by one or more of the major credit rating agencies.

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

We estimated the fair value of our ARS utilizing a discounted cash flow analysis as of March 31, 2009. The analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the issuer, expected future cash flows, and the estimated weighted average life of the contractual maturity of the underlying assets. Due to entering into an agreement whereby one of our investment firms will repurchase our ARS at par value, as discussed further below, we no longer intend to hold the securities to maturity and have determined that the decline in value of our ARS as of March 31, 2009 is other-than-temporary. Accordingly, we have reversed prior unrealized losses on our ARS from accumulated other comprehensive income and have recorded a loss of $1.9 million as a charge to income during the year ended March 31, 2009.

On November 11, 2008, we entered into the ARS Agreement with the Investment Firm whereby the Investment Firm agreed to repurchase all of our ARS at par value. By accepting the ARS Agreement, we (1) received the right to sell our ARS at par value to the Investment Firm between June 30, 2010 and July 2, 2012 and (2) gave the Investment Firm the right to purchase the ARS from us any time after the Acceptance Date as long as we receive par value.

The ARS Agreement covers ARS with a par value of $14.6 million and a fair value of $12.7 million as of March 31, 2009. We have accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159. This resulted in our recording a $1.7 million asset with a corresponding credit to income for the value of the Put Option. We estimated the fair value of the Put Option utilizing a discounted cash flow analysis as of March 31, 2009. The analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the issuer, expected future cash flows, and the remaining life of the ARS Agreement with the Investment Firm.

The recognition of losses of $1.9 million and the gain recorded from the Put Option of $1.7 million have resulted in a net loss related to our ARS of approximately $0.2 million, which is recorded in the interest and other income, net line in the accompanying consolidated statement of operations for year ended March 31, 2009. As the market for student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the ARS and Put Option as non-current assets on our consolidated balance sheet as of March 31, 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Accelrys, Inc.

We have audited the accompanying consolidated balance sheets of Accelrys, Inc. as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accelrys, Inc. at March 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Accelrys, Inc.’s internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 26, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

May 26, 2009

Accelrys, Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	March 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$40,595	$53,126
Marketable securities	20,915	1,125
Trade receivables, net of allowance for doubtful accounts of $172 and $200 as of March 31, 2009 and 2008, respectively	21,860	21,976
Prepaid expenses, deferred tax asset and other current assets	3,403	4,178

Total current assets	86,773	80,405
Marketable securities, net of current portion	12,703	13,918
Restricted cash and marketable securities	7,556	8,212
Property and equipment, net	3,099	4,618
Goodwill	42,663	42,663
Purchased intangible assets, net	5,627	5,613
Other assets	2,193	662

Total assets	$160,614	$156,091

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,411	$1,283
Accrued liabilities	6,826	5,082
Accrued compensation and benefits	6,862	7,941
Current portion of accrued restructuring charges	328	422
Current portion of deferred revenue	56,179	56,241

Total current liabilities	71,606	70,969
Deferred revenue, net of current portion	1,045	2,100
Deferred tax liability	1,723	1,016
Accrued restructuring charges, net of current portion	664	1,112
Lease-related liabilities, net of current portion	4,817	6,012
Stockholders’ equity:
Preferred stock, $.0001 par value; 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 60,000 shares authorized; 27,871 and 27,436 shares issued at March 31, 2009 and 2008, respectively	3	3
Additional paid-in capital	268,194	264,018
Lease guarantee	(446)	(509)
Treasury stock; 644 shares at March 31, 2009 and 2008	(8,340)	(8,340)
Accumulated deficit	(180,560)	(180,654)
Accumulated other comprehensive income	1,908	364

Total stockholders’ equity	80,759	74,882

Total liabilities and stockholders’ equity	$160,614	$156,091

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended March 31,
	2009	2008	2007
Revenue	$80,981	$79,739	$80,955
Cost of revenue	15,671	15,204	15,498

Gross margin	65,310	64,535	65,457

Operating expenses:
Product development	15,053	17,762	18,931
Sales and marketing	34,718	32,974	30,680
General and administrative	14,962	14,475	17,342
Restructuring charges	896	179	1,201

Total operating expenses	65,629	65,390	68,154

Operating loss	(319)	(855)	(2,697)
Interest and other income, net	1,608	3,237	1,954

Income (loss) from continuing operations before taxes	1,289	2,382	(743)
Income tax expense	1,195	1,061	782

Net income (loss)	$94	$1,321	$(1,525)

Basic and diluted net income (loss) per share amounts:	$0.00	$0.05	$(0.06)

Weighted averaged shares used to compute basic and diluted net income (loss) per share amounts
Basic	27,093	26,692	26,351
Diluted	27,203	27,185	26,351

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Lease Guarantee	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2006	26,856	$3	$254,224	$(522)	$(635)	644	$(8,340)	$(181,156)	$(366)	$63,208
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(1,525)	—	(1,525)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	971	971
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	540	540

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(14)

Change in value of lease guarantee	—	—	—	—	63	—	—	—	—	63
Reclassification of deferred compensation upon adoption of SFAS No. 123R	—	—	(522)	522	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,270	—	—	—	—	—	—	4,270
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	301	—	1,463	—	—	—	—	—	—	1,463

Balance at March 31, 2007	27,155	$3	$259,435	$—	$(572)	644	$(8,340)	$(182,681)	$1,145	$68,990
Cumulative impact of change in accounting for uncertainties in income taxes—upon adoption of FIN No. 48 (see Note 4)	—	—	—	—	—	—	—	706	—	706

Balance at April 1, 2007 upon adoption of FIN No. 48	27,155	$3	$259,435	$—	$(572)	644	$(8,340)	$(181,975)	$1,145	$69,696
Comprehensive income:
Net income	—	—	—	—	—	—	—	1,321	—	1,321
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(257)	(257)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(524)	(524)

Total comprehensive income	—	—	—	—	—	—	—	—	—	540

Change in value of lease guarantee	—	—	—	—	63	—	—	—	—	63
Stock-based compensation expense	—	—	3,927	—	—	—	—	—	—	3,927
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	281	—	656	—	—	—	—	—	—	656

Balance at March 31, 2008	27,436	$3	$264,018	$—	$(509)	644	$(8,340)	$(180,654)	$364	$74,882
Comprehensive income:
Net income	—	—	—	—	—	—	—	94	—	94
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	887	887
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(2,219)	(2,219)
Reclassification of realized loss on marketable securities to net income	—	—	—	—	—	—	—	—	2,876	2,876

Total comprehensive income	—	—	—	—	—	—	—	—	—	1,638

Change in value of lease guarantee	—	—	—	—	63	—	—	—	—	63
Stock-based compensation expense	—	—	3,460	—	—	—	—	—	—	3,460
Issuance of common stock upon exercise of stock options and under employee stock purchase plan, net of shares tendered	435	—	716	—	—	—	—	—	—	716

Balance at March 31, 2009	27,871	$3	$268,194	$—	$(446)	644	$(8,340)	$(180,560)	$1,908	$80,759

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended March 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$94	$1,321	$(1,525)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,895	2,192	2,940
Amortization of purchased intangible assets	1,871	1,525	1,533
Non-cash stock-based compensation	3,460	3,927	4,270
Deferred income taxes	707	341	316
Other	(547)	(412)	1,162
Changes in operating assets and liabilities:
Trade receivables	(2,136)	(2,240)	(744)
Prepaid expenses and other current assets	368	(580)	183
Other assets	361	152	(994)
Accounts payable	290	25	(545)
Accrued liabilities	1,665	(1,063)	389
Deferred revenue	3,836	(1,013)	(6,746)

Net cash provided by operating activities	11,864	4,175	239
Cash flows from investing activities:
Purchases of property and equipment, net	(920)	(790)	(942)
Purchase of software license	(1,885)	—	—
Purchases of marketable securities	(20,979)	(13,758)	(26,177)
Proceeds from maturities of marketable securities	1,147	27,497	31,956

Net cash provided by (used in) investing activities	(22,637)	12,949	4,837
Cash flows from financing activities:
Proceeds from issuance of common stock	716	656	1,463

Net cash provided by financing activities	716	656	1,463
Effect of changes in exchange rates on cash and cash equivalents	(2,474)	2,099	2,052

Increase (decrease) in cash and cash equivalents	(12,531)	19,879	8,591
Cash and cash equivalents at beginning of year	53,126	33,247	24,656

Cash and cash equivalents at end of year	$40,595	$53.126	$33,247

Supplemental cash flow information:
Cash paid during the year for income taxes	$603	$1,115	$334

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Description of Business

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to income taxes and the valuation of marketable securities, goodwill, intangibles other long-lived assets and lease guarantee liability. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual future results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We invest our cash with financial institutions in money market funds and other investment grade securities such as certificates of deposits.

Marketable Securities

Our marketable securities consist of debt securities with original maturities of greater than three months and include obligations of U.S. government sponsored enterprises, certificates of deposits and auction rate securities (“ARS”). We account for our investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, our marketable securities have been classified as available-for-sale and are recorded at their estimated fair value. Unrealized losses which are not considered other than temporary and unrealized gains are included in accumulated other comprehensive income in stockholders’ equity. Unrealized losses which are determined to be other than temporary are recorded as a charge against income. The cost of marketable securities sold is determined based on the specific identification method.

Marketable securities consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2009:
Certificates of deposit	$20,940	$—	$(25)	$20,915
Auction rate securities	12,703	—	—	12,703

	$33,643	$—	$(25)	$33,618

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2008:
Obligations of U.S. government sponsored enterprises	$2,000	$2	$—	$2,002
Auction rate securities	14,600	—	(682)	13,918

	$16,600	$2	$(682)	$15,920

The contractual maturities of our marketable securities at March 31, 2009 are as follows (in thousands):

Due within one year	$20,915
Due in one to five years	—
Due in five to ten years	—
Due after ten years	12,703

$33,618

ARS have been included in the above contractual maturities table based on the stated maturity date of the bond.

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

As of March 31, 2009, we held $14.6 million in ARS at face value, which are collateralized by student loans, most of which were originated under the Federal Family Education Loan Program and are guaranteed by the United States Federal Department of Education. All of our ARS are AAA rated (or equivalent) by one or more of the major credit rating agencies.

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

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

We estimated the fair value of our ARS utilizing a discounted cash flow analysis as of March 31, 2009. The analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the issuer, expected future cash flows, and the estimated weighted average life of the contractual maturity of the underlying assets. Due to entering into an agreement whereby one of our investment firms will repurchase our ARS at par value, as discussed further below, we no longer intend to hold the securities to maturity and have determined that the decline in value of our ARS as of March 31, 2009 is other-than-temporary. Accordingly, we have reversed prior unrealized losses on our ARS from accumulated other comprehensive income and have recorded a loss of $1.9 million as a charge to income during the year ended March 31, 2009.

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

The ARS Agreement covers ARS with a par value of $14.6 million and a fair value of $12.7 million as of March 31, 2009. We have accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This resulted in our recording a $1.7 million asset with a corresponding credit to income for the value of the Put Option. We estimated the fair value of the Put Option utilizing a discounted cash flow analysis as of March 31, 2009. The analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the issuer, expected future cash flows, and the remaining life of the ARS Agreement with the Investment Firm.

The recognition of losses of $1.9 million and the gain recorded from the Put Option of $1.7 million have resulted in a net loss related to our ARS of approximately $0.2 million, which is recorded in the “Interest and other income, net” line in the accompanying consolidated statement of operation for the year ended March 31, 2009. As the market for student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the ARS and Put Option as non-current assets on our consolidated balance sheet as of March 31, 2009.

The following table summarizes the gross unrealized losses and fair value of our marketable securities with unrealized losses that are not considered to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities that have been in a continuous unrealized loss position, at March 31, 2009:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Certificates of deposit	$20,915	$(25)	$—	$—	$20,915	$(25)

	$20,915	$(25)	$—	$—	$20,915	$(25)

The unrealized losses on the certificates of deposit were primarily caused by fluctuations in market interest rates, and not the credit quality of the issuer, and we have the ability and intent to hold these securities until a recovery of fair value, which may be at maturity. As a result, we do not believe these securities to be other-than-temporarily impaired as of March 31, 2009.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Property and Equipment

Property and equipment, stated at cost, consists of the following:

	Useful Lives (Yrs)	March 31,
		2009	2008
		(In thousands)
Computers and software	2-3	$11,242	$12,115
Furniture and fixtures	3	836	866
Leasehold improvements	5-10	3,415	4,052

		15,493	17,033
Less accumulated depreciation and amortization		(12,394)	(12,415)

		$3,099	$4,618

During fiscal year 2009 we wrote off the cost and associated accumulated depreciation of approximately $0.7 million of fully depreciated assets which were no longer in use. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Repair and maintenance costs are charged to expense as incurred.

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

At March 31, 2009, we had $1.9 million of capitalized software purchased from third parties. This amount is included in purchased intangible assets, net, in the accompanying consolidated balance sheet. These costs are being amortized to cost of revenue on a straight-line basis over their estimated useful life of five years. Amortization expense was approximately $0.3 million for the year ended March 31, 2009. No software development costs were capitalized as of March 31, 2008.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

Goodwill and Purchased Intangible Assets

Intangible assets consist of the following:

	March 31, 2009			March 31, 2008
	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization
		(In thousands)			(In thousands)
Intangible assets subject to amortization:
Purchased technology	5	$6,750	$6,075	5	$6,750	$4,724
Purchased customer relationships	10	1,650	741	10	1,650	578
Purchased backlog	2.25	550	550	2.25	550	550
Purchased contract base	5	50	45	5	50	35
Purchased intellectual property	5	1,885	347	—	—	—

		$10,885	$7,758		$9,000	$5,887

Intangible assets not subject to amortization:
Purchased trademark/tradename		$2,500			$2,500

Intangible assets are amortized using the straight-line method over their estimated useful lives. Intangible asset amortization expense totaled $1.9 million for the year ended March 31, 2009 and $1.5 million for each of the years ended March 31, 2008 and 2007.

Future estimated amortization expense for intangible assets as of March 31, 2009 for each of the succeeding five years is as follows (in thousands):

Fiscal Year 2010	$1,222
Fiscal Year 2011	542
Fiscal Year 2012	542
Fiscal Year 2013	542
Fiscal Year 2014	165

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

Our goodwill is considered to be impaired if we determine that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by SFAS No. 142 and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, management has determined that our company consists of one reporting unit given the similarities of economic characteristics between the operations and the common nature of the products, services and customers. Because we have only one reporting unit, and we are publicly traded, we determine the fair value of the reporting unit based on our market capitalization as we believe this represents the best evidence of fair value. In the fourth quarter of fiscal year 2009, we completed our annual goodwill impairment test for fiscal year 2009

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

in accordance with SFAS No. 142 and concluded that our goodwill was not impaired. Our conclusion that goodwill was not impaired was based on a comparison of our net assets as of March 31, 2009 to our market capitalization.

Our indefinite-lived intangible asset is considered to be impaired if we determine that the carrying value of the asset exceeds its estimated fair value. In the fourth quarter of fiscal year 2009, we completed our annual indefinite-lived intangible asset impairment test and concluded that our indefinite-lived intangible asset was not impaired. We estimated the fair value of our indefinite-lived intangible asset utilizing a discounted cash flow analysis which considers the estimated future customer orders for our scientific operating platform product line and the associated direct and incremental selling, marketing and development costs. Key assumptions included in the discounted cash flow analysis include projections of future customer order growth for our scientific operating platform product line and developing an appropriate discount rate.

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

As a result of the closure of our research and development facility in Bangalore, India in the fourth quarter of fiscal year 2007, we assessed the recoverability of the associated property and equipment and determined that a portion of the assets were not recoverable. Accordingly, we recorded an asset impairment charge of $0.1 million in the fourth quarter of fiscal year 2007 and an additional charge of $0.1 million in the fourth quarter of fiscal year 2008, both of which are included in restructuring charges in the accompanying consolidated statements of operations. The asset impairment charges in each period represent the carrying value of these assets as we expect that any amount we will recover from their disposal will be negligible. We did not identify any conditions that would necessitate an impairment assessment of our long-lived assets during fiscal year 2009.

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

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Software Licenses. We license software predominantly on a term basis. When sold perpetually, our standard perpetual software licensing arrangements include twelve months of PCS, while our standard term-based software licensing arrangements typically include PCS for the full duration of the term license. Because we do not have vendor specific objective evidence of the fair value of these undelivered elements, we recognize as revenue the entire fee for such perpetual and term-based licenses ratably over the term of the PCS.

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

Shipping Costs

The costs of shipping products to our customers are expensed as incurred and are included in cost of revenue in our consolidated statements of operations. We incurred $0.4 million in shipping costs during each of the years ended March 31, 2009, 2008 and 2007.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

Advertising Costs

The costs of advertising are expensed as incurred and are included in sales and marketing expenses in our consolidated statements of operations. We incurred $0.1 million in advertising costs during the each of the years ended March 31, 2009, 2008 and 2007.

Foreign Currency Translation

In accordance with SFAS No. 52, Foreign Currency Translation, we translate the financial statements of our foreign subsidiaries into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Gains and losses resulting from foreign currency translation are excluded from results of operations and recorded as accumulated other comprehensive income in stockholders’ equity.

Gains and losses resulting from the cash settlement of certain intercompany transactions as well as transactions with customers and vendors that are denominated in currencies other than the functional currency of each entity give rise to foreign exchange gains (losses). These foreign exchange gains (losses) are included in interest and other income, net in our consolidated statements of operations and totaled $0.3 million, $0.2 million and $(0.6) million for the years ended March 31, 2009, 2008 and 2007, respectively.

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

As of March 31, 2009, we held $14.6 million in ARS which we are unable to liquidate due to deterioration in global credit markets. See discussion under the heading “Marketable Securities” for further information on our current ARS holdings.

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

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Interest and penalties related to income tax matters are recognized in income tax expense. During the years ended March 31, 2009 and 2008 we did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of March 31, 2009.

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

	Years ended March 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$94	$1,321	$(1,525)

Denominator:
Weighted average common shares outstanding	27,093	26,692	26,351
Dilutive potential common stock equivalents	110	493	—

Weighted average shares and dilutive potential common shares	27,203	27,185	26,351

Basic and diluted net income (loss) per share:	$0.00	$0.05	$(0.06)

Potentially dilutive common stock equivalents that were excluded from the basic and diluted net loss per share calculations as their effect would be anti-dilutive totaled approximately 3.1 million shares, 2.6 million shares and 3.8 million shares for years ended March 31, 2009, 2008, and 2007, respectively.

Share Based Compensation

Effective April 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123R”) using the modified prospective transition method. Under the modified prospective transition method,

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Financial information by geographic region is as follows:

	Years Ended
	March 31, 2009		March 31, 2008		March 31, 2007
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(In thousands, except percentages)
Revenues:
U.S.	$39,126	48%	$38,935	49%	$43,909	54%
Europe	22,754	28%	23,139	29%	20,876	26%
Asia-Pacific	19,101	24%	17,665	22%	16,170	20%

Total	$80,981	100%	$79,739	100%	$80,955	100%

	As of March 31
	2009		2008		2007
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(In thousands, except percentages)
Long-lived assets:
U.S.	$50,005	97%	$50,727	95%	$53,406	95%
Europe	1,325	3%	2,158	4%	2,365	4%
Asia-Pacific	399	—%	482	1%	626	1%

Total	$51,729	100%	$53,367	100%	$56,397	100%

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

Comprehensive Income

In accordance with SFAS No. 130, Reporting Comprehensive Income, we report the components of comprehensive income, including net income, in the financial statements in the period in which they are recognized. Comprehensive income is defined as all changes in equity during a period from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. We present comprehensive income in our consolidated statements of stockholders’ equity. Accumulated other comprehensive income in stockholders’ equity consists of the following:

	March 31,
	2009	2008
	(In thousands)
Foreign currency translation adjustment	$1,933	$1,046
Unrealized loss on marketable securities	(2,901)	(682)
Reclassification of realized losses to net income	2,876	—

	$1,908	$364

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

Effect of New Accounting Standards

We adopted SFAS No. 157 as of April 1, 2008 as required for financial assets and liabilities. SFAS No. 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements. The principles apply under accounting pronouncements which require measurement of fair value and do not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. See Note 6 for required disclosures of fair value measurements for financial assets and liabilities. In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), a one year deferral of SFAS No. 157’s fair value measurement requirement for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. We have elected to defer the adoption of SFAS No. 157 for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. We do not expect the adoption of SFAS No. 157 for these assets and liabilities to have a material impact on our results of operations or financial position. On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP No. 157-3”), that clarifies the application of SFAS No.157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial assets is not active. FSP No. 157-3 was effective upon issuance, and is applicable to the valuation of our ARS for which there was no active market as of March 31, 2009.

We adopted SFAS No. 159 as of April 1, 2008. SFAS No. 159 also amends certain provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. As of April 1, 2008, we did

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

not elect to measure any of the incorporated items at fair value. However, in connection with a put option related to our ARS that was recorded in conjunction with a settlement agreement with one our investment firms, we elected to measure the put option under the fair value provisions of SFAS No. 159, as more fully described in Note 2.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We do not expect the adoption of FSP No. 142-3 to have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations: Applying the Acquisition Method (“SFAS No. 141R”). SFAS No. 141R retains the fundamental requirements of SFAS No. 141, Business Combinations, but provides additional guidance on applying the acquisition method when accounting for similar economic events. It establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R was a joint effort between the FASB and the International Accounting Standards Board to promote global standards by improving the accounting and financial reporting of business combinations. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will assess the impact of SFAS No. 141R if and when a future acquisition occurs.

3.	Share-Based Payments

Share-Based Compensation Plans

On August 2, 2005, our stockholders approved the Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan authorizes the grant of equity awards to purchase the number of shares of our common stock equal to the sum of (i) 1,900,000 shares and (ii) the number of shares of common stock underlying any stock awards granted under certain prior share-based compensation plans that expire or are cancelled or forfeited without having been exercised in full or that are repurchased by us. Potential types of equity awards that may be granted under the 2004 Plan to our officers, directors, employees and consultants include stock options, RSUs, restricted stock awards, common stock awards, stock appreciation rights, performance awards and deferred stock units. Pursuant to the 2004 Plan, any shares of common stock that are awarded under the 2004 Plan as RSUs, restricted stock awards, common stock awards, performance awards or deferred stock units (but not as stock options or stock appreciation rights) are counted against the maximum number of shares of common stock available for issuance under the 2004 Plan based on a 1.15-to-1 ratio. The terms and conditions of specific awards are set at the discretion of our board of directors although generally awards vest over not more than four years, expire no later than ten years from the date of grant and do not have exercise prices less than the fair market value of the underlying common stock on the date of grant. At March 31, 2009, approximately 1,374,000 shares of our common stock remain available for issuance pursuant to awards granted under the 2004 Plan.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

On August 2, 2005, our stockholders also approved the 2005 Employee Stock Purchase Plan (the “ESPP”), under which we have reserved 1,000,000 shares of our common stock for issuance. Under the ESPP, employees may defer up to 10% of their base salary to purchase shares of our common stock, up to a maximum of 1,000 shares per offering period. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable offering period or the applicable purchase date. To date, we have issued 344,000 shares under the ESPP and 656,000 shares remain available for future issuance under the ESPP as of March 31, 2009.

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

Share-Based Award Activity

Our stock options generally vest over four years and have a contractual term of 10 years. A summary of stock option activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(In thousands, except per share amounts and years)
Outstanding at April 1, 2008	3,376	$7.31
Granted	315	5.55
Exercised	(74)	4.99
Expired/Forfeited	(682)	7.56

Outstanding at March 31, 2009	2,935	7.15	$92	4.47

Exercisable at March 31, 2009	2,337	7.40	$92	3.49

The aggregate intrinsic value of stock options outstanding and exercisable at March 31, 2009 was based on the closing price of our common stock on March 31, 2009 of $3.98 per share. The total intrinsic value of stock options exercised during the years ended March 31, 2009, 2008, and 2007 was $0.1 million, $20,000, and $0.4 million, respectively. The total cash received from the exercise of stock options during the year ended March 31, 2009 was $0.4 million.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

In fiscal year 2009, we granted RSUs under the 2004 Plan that vest annually over three years and, once vested, do not expire. A summary of RSU activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands, except per share amounts)
Unvested at April 1, 2008	731	$6.66
Granted	908	4.98
Vested	(268)	5.75
Forfeited	(316)	5.83

Unvested at March 31, 2009	1,055	$5.72

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

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

and are affected by our stock price, among other factors. Changes in these underlying estimates and assumptions could materially affect the fair value of our share-based awards and, therefore, the amount of share-based compensation expense to be recognized in our results of operations.

The fair value of stock options and ESPP purchase rights granted during the years ended March 31, 2009 and 2008 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended March 31, 2009
	Stock Options	ESPP Purchase Rights
Expected volatility	54%	68%
Risk-free interest rate	2.9%	1.1%
Expected option life in years	5	0.5
Expected dividend yield	0%	0%
Weighted average per share grant date fair value	$2.72	$1.46

	Year ended March 31, 2008
	Stock Options	ESPP Purchase Rights
Expected volatility	55%	55%
Risk-free interest rate	4.2%	4.3%
Expected option life in years	5	0.5
Expected dividend yield	0%	0%
Weighted average per share grant date fair value	$3.57	$2.17

The fair value of RSUs granted during the years ended March 31, 2009 and 2008 was based on the market price of our common stock on the date of grant.

Share-Based Compensation Expense

The estimated fair value of our share-based awards is recognized as a charge against income on a straight-line basis over the requisite service period, which is the shorter of the vesting period of the award or, for applicable awards, the period until the participant becomes eligible for retirement. The estimated fair value of applicable share-based awards granted to retirement-eligible participants is recognized as a charge against income immediately upon grant. Total share-based compensation expense recognized in our consolidated statements of operations for the years ended March 31, 2009, 2008 and 2007 was as follows:

	Years Ended March 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Cost of revenue	$264	$323	$326
Product development	859	931	1,185
Sales and marketing	952	945	781
General and administrative	1,385	1,728	1,978

Total share-based compensation expense	$3,460	$3,927	$4,270

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

Share-based compensation expense recognized in the years ended March 31, 2009, 2008 and 2007 reflects our adoption of SFAS No. 123R effective April 1, 2006 using the modified prospective transition method. No share-based compensation expense was capitalized in the periods presented. At March 31, 2009, the gross amount of unrecognized share-based compensation expense relating to unvested share-based awards was approximately $5.5 million, which we anticipate recognizing as a charge against income over a weighted average period of 2 years. The total fair value of RSUs vested during the years ended March 31, 2009 and 2008 was $1.5 million and $0.9 million, respectively. No RSUs vested during fiscal year 2007.

4.	Income Taxes

Income (loss) from continuing operations before taxes was as follows:

	Years Ended March 31,
	2009	2008	2007
	(In thousands)
U.S.	$1,131	$2,043	$(6,421)
Foreign	158	339	5,678

Total	$1,289	$2,382	$(743)

Income tax expense consists of the following:

	Years Ended March 31,
	2009	2008	2007
	(In thousands)
Current:
Federal	$—	$—	$—
State	90	87	139
Foreign	308	(4,282)	5,611

Total current income tax expense (benefit)	398	(4,195)	5,750

Deferred:
Federal	707	512	267
State	—	—	—
Foreign	90	4,744	(5,235)

Total deferred income tax expense (benefit)	797	5,256	(4,968)

Total income tax expense	$1,195	$1,061	$782

The change in current and deferred income tax expense incurred in foreign jurisdictions from fiscal year 2008 to fiscal year 2009 is attributable to the reversal in the first quarter of fiscal year 2009 of the temporary book-tax timing difference related to revenue recognized by our wholly-owned Japanese subsidiary, Accelrys, K.K., for Japanese income tax purposes in advance of being recognized for book purposes, as discussed further below.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

The following reconciles income taxes computed at the U.S. statutory federal tax rate to income tax expense:

	Years Ended March 31,
	2009	2008	2007
	(In thousands)
Income tax at U.S. statutory rate	$439	$777	$(253)
State income taxes, net of federal benefit	77	224	80
Foreign taxes	(9)	88	(108)
Change in valuation allowance and other	688	(28)	1,063

Income tax expense	$1,195	$1,061	$782

Significant components of our deferred tax assets and liabilities are as follows:

	March 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$51,179	$54,992
Goodwill and intangibles	3,808	5,400
Property and equipment	581	226
Unused tax credits	6,064	4,793
Accruals and reserves	7,079	7,445

Gross deferred tax assets	68,711	72,856

Deferred tax liabilities:
Property and equipment	—	—
Intangible assets	1,543	2,245

Gross deferred tax liabilities	1,543	2,245
Total net deferred tax assets	67,168	70,611
Valuation allowance for deferred tax assets	(68,148)	(70,794)

Net deferred taxes	$(980)	$(183)

At March 31, 2009 and 2008, we had $1.7 million and $1.0 million, respectively, of net deferred tax liabilities in the U.S. related to indefinite-lived goodwill and intangible assets that are amortized for income tax purposes. For book purposes, the indefinite-lived goodwill and intangible assets will be charged to results of operations when they are determined to be impaired in accordance with SFAS No. 142. Because we can not predict when these assets will be impaired and therefore when the associated deferred tax liabilities will reverse, we can not assume that there will be sufficient deferred tax assets to offset against these deferred tax liabilities when they ultimately reverse. We have provided a full valuation allowance for our remaining net U.S. deferred tax assets as we do not believe that the ultimate realization of such deferred tax assets is more-likely-than-not.

At March 31, 2009 and 2008, we also had $0.7 million and $.8 million, respectively, of net deferred tax assets related to Accelrys, K.K. We believe that the ultimate realization of these deferred tax assets is more-likely-than-not since our intercompany transfer pricing arrangement provides for Accelrys, K.K. to achieve an annual operating profit margin.

The change in the valuation allowance for deferred tax assets for the years ended March 31, 2009 and 2008 of ($2.6) million and ($0.8) million, respectively, was due primarily to the change in net operating loss carryforwards (“NOLs”) in the U.S.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

As of March 31, 2009, we had U.S. federal NOLs of approximately $130.3 million and tax credit carryforwards of approximately $2.5 million. We also had California NOLs of approximately $25.1 million and tax credit carryforwards of approximately $5.4 million. Approximately $46.7 million of the federal NOLs relate to stock option deductions which, upon realization, will result in an increase to paid-in capital and a decrease in income taxes payable. If not fully utilized, our U.S. federal NOLs and tax credit carryforwards expire beginning in 2009 through 2027, if not fully utilized. Our California NOLs expire beginning in 2010 through 2018. The California tax credit carryforwards do not expire. Realization is dependent on generating sufficient taxable income prior to expiration of the NOLs and tax credit carryforwards.

In addition to the NOLs in the table above, as of March 31, 2009, we had pre-acquisition NOLs of $46.0 million from acquisitions outside the U.S. which have been fully reserved. The realization of these pre- acquisition NOLs will result in a reduction of goodwill. No pre-acquisition NOLs were utilized during the years ended March 31, 2009 and 2008.

As a result of the adoption of SFAS No. 123R we recognize windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOLs resulting from windfall tax benefits. At March 31, 2009, deferred tax assets do not include $0.2 million of excess tax benefits from share based compensation.

At March 31, 2007, we had a tax reserve of $0.7 million related to a potential transfer pricing issue in the U.K. As a result of our adoption of FIN No. 48 on April 1, 2007, we reversed the reserve with a corresponding adjustment to beginning retained earnings.

Due to uncertainties surrounding our ability to generate future taxable income, a valuation allowance of $71.6 million was established to offset our gross deferred tax asset as of April 1, 2007, which primarily consisted of federal and state NOLs. At March 31, 2009 the valuation allowance was reduced to $68.1 million. The future utilization of our NOLs to offset future taxable income may be subject to a substantial annual limitation as a result of certain changes in ownership by our stockholders that hold 5% or more of our common stock that may have occurred previously or that could occur in the future.

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

We are subject to taxation in the U.S., various state jurisdictions, the United Kingdom, France, Germany, and Japan. Our tax years from 1994 forward are subject to examination by the U.S. and various other state jurisdictions due to the carryforward of unutilized NOLs and research and development credits. Our tax years from fiscal year 2007 forward are subject to examination by the United Kingdom taxing authorities and from fiscal year 2004 forward are subject to examination by the Japanese taxing authorities.

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

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

2007 income tax return. As a result, Accelrys K.K.’s income tax obligation was reduced to $0.6 million, which was paid during the first quarter of fiscal year 2008. The associated deferred tax asset was reversed in the same period.

In April 2003, we established a wholly-owned subsidiary, Accelrys Software Solutions Pvt. Ltd. (“Accelrys, Pvt.”), in Bangalore, India, that qualifies under applicable Indian law for a tax holiday through March 2009. The aggregate dollar amount of the tax holiday was $0.4 million, or $0.01 per share, as of March 31, 2007. As discussed further in Note 7, in the fourth quarter of fiscal year 2007, we closed our research and development facility in Bangalore and terminated the approximately 60 employees of Accelrys, Pvt. Our discussions with the taxing authorities of India have concluded and we have no additional tax liabilities in India. Accordingly, we have not recorded a reserve for this matter as of March 31, 2009.

5.	Retirement Savings Plans

U.S. Based Employees

We have an employee savings and retirement plan (the “401(K) Plan”). The 401(K) Plan is intended to be a tax-qualified plan covering substantially all U.S. based employees. Under the terms of the 401(K) Plan, employees may elect to contribute up to 20% of their compensation, or the statutory prescribed limit, if less. We may, at our discretion, match employee contributions up to a maximum of 4% of the employee’s compensation. Employer matching contributions totaled $0.7 million, $0.7 million and $0.6 million for the years ended March 31, 2009, 2008 and 2007, respectively.

For our U.S. based executives and members of our board of directors, we previously provided an executive deferred compensation plan (the “EDC Plan”), which was terminated during the first quarter of fiscal year 2008. Eligible participants were able to contribute up to 90% of their base salary and 100% of all other forms of compensation into the EDC Plan.

Amounts previously contributed under the EDC plan were held in a rabbi trust established for the benefit of our directors and officers. In accordance with FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, the rabbi trust balances have been included in our consolidated balance sheets since the trust’s inception in March 2000. Changes in the values of the assets held by the rabbi trust accrued to the directors and officers and not to us. As a result of the termination of the EDC Plan, all balances were distributed to participants during fiscal year 2009. As of March 31, 2008, the assets and liabilities of the trust were $0.4 million.

Non-U.S. Based Employees

We provide retirement benefits for employees located outside the U.S. commensurate with other similar companies in those respective locations. Employer contributions, in the form of cash, totaled $0.7 million, $0.7 million and $0.6 million for the years ended March 31, 2009, 2008 and 2007, respectively.

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

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

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

In accordance with SFAS No. 157, fair value measurements are classified under the following hierarchy:

Level 1—Quoted prices for identical instruments in active markets.

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

Level 3—Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

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

	Carrying Value at March 31, 2009	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2009:
Auction rate securities	$12,703	—	—	$12,703
Auction rate securities put option	1,650	—	—	1,650
Certificates of deposit	20,915	20,915	—	—

Total	$35,268	20,915	—	$14,353

The following table summarizes the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Level 3 Inputs Auction Rate Securities
(In thousands)
Balance at April 1, 2008	$13,918
Auction rate securities put option	1,650
Reversal of previous unrealized loss on auction rate securities included in other comprehensive income	682
Realized loss on auction rate securities included in net income	(1,897)

Balance at March 31, 2009	14,353

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

7.	Commitments and Contingencies

Operating Leases

We lease office space in several facilities under operating leases that expire through 2022. Certain of our lease agreements contain renewal options, rent holidays or rent escalation clauses. In accordance with SFAS No. 13, Accounting for Leases, we recognize rent expense on a straight-line basis over the term of the related operating leases, including any cancelable option periods where failure to exercise such options would result in economic penalty. Rent expense recognized in excess of rent paid is reflected as a deferred rent liability, which is included in lease related liabilities in the accompanying consolidated balance sheets. Rent expense under our operating leases for the years ended March 31, 2009, 2008 and 2007, was $3.3 million, $3.3 million and $3.7 million, respectively.

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

We sublease certain facilities abandoned in connection with previous restructuring activities, and sublease income is recorded as a reduction of the restructuring liability and related restructuring expense upon abandonment of the facility. Accordingly, no sublease income was recognized in our consolidated statement of operations for the years ended March 31, 2009 or March 31, 2008.

Future minimum lease commitments and future committed sublease income as of March 31, 2009 are as follows:

	Operating Lease Commitments	Sublease Income	Net
	(In thousands)
Fiscal year 2010	$3,995	$381	$3,614
Fiscal year 2011	3,758	381	3,377
Fiscal year 2012	3,826	32	3,794
Fiscal year 2013	3,883	—	3,883
Fiscal year 2014	2,268	—	2,268
Thereafter	9,972	—	9,972

	$27,702	$794	$26,908

Lease Guarantee

On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. The landlords of our New Jersey facilities, which were used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $17.2 million as of March 31, 2009. In the event that PDD defaults on their lease obligation, we are permitted under the guarantee to sublease the facility in order to mitigate our lease obligation. In accordance with FIN No. 45, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair market value of the

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. The liability for our guarantee of the lease obligation was $0.4 million and $0.5 million at March 31, 2009 and 2008, respectively.

Royalties

We are obligated to pay royalties for licenses to enhance and market certain software used in connection with our product offerings. Annual contractual minimum royalty payments as of March 31, 2009 are as follows (in thousands):

Fiscal year 2010	$440
Fiscal year 2011	408
Fiscal year 2012	406
Fiscal year 2013	406
Fiscal year 2014	367
Thereafter(1)	2,070

$4,097

(1)	For purposes of the contractual minimum royalty payments table, we have included indefinite-lived contractual minimum royalty payments due in the ten fiscal years following fiscal year 2009.

In addition to the contractual minimum royalties included in the table above, we have several royalty agreements that are long term or perpetual in nature and the royalty obligations are generally based on a percentage of revenues derived from certain software license sales and associated sales of PCS. The royalty agreements require quarterly payments and generally do not limit the maximum royalties owed. During the years ended March 31, 2009, 2008 and 2007, we incurred related royalty expense of $2.2 million, $2.9 million and $2.7 million, respectively.

Litigation

We are subject to various claims and legal proceedings arising in the ordinary course of our business. While any legal proceeding has an element of uncertainty, management believes that the disposition of such matters, in the aggregate,will not have a material effect on our results of operations.

Other Guarantees and Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of March 31, 2009.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

8.	Restructuring Activities

The following summarizes the changes in our accrued restructuring charges liability:

	Severance and Related Costs	Lease Obligation Exit and Facility Closure Costs	Total
	(In thousands)
Balance at March 31, 2007	164	1,880	2,044
Additional severance and lease abandonment charges	55	—	55
Adjustments to liability	—	113	113
Cash payments	(108)	(630)	(738)
Effect of foreign exchange	26	34	60

Balance at March 31, 2008	137	1,397	1,534
Additional severance and lease abandonment charges	896	—	896
Adjustments to liability	—	78	78
Cash payments	(835)	(302)	(1,137)
Effect of foreign exchange	(23)	(356)	(379)

Balance at March 31, 2009	$175	$817	$992

In March 2006, we implemented various actions designed to realign our resources with our portfolio of products and services, eliminate redundancies in our workforce and streamline our operations through workforce reductions and abandoning two leased facilities in the United Kingdom. As a result of the implementation of these actions, we recognized a charge of $3.2 million, consisting of $1.8 million in severance benefits from the termination of approximately 50 employees and $1.4 million for our future lease obligations related to the abandoned facility, net of estimated future sublease income. In fiscal year 2007, we recognized a charge of $0.3 million for estimated additional severance benefits to be paid to certain employees terminated under the original restructuring plan and associated legal expenses. We anticipate completing the payment of the remaining severance benefits in fiscal year 2010. Additionally, in fiscal year 2007 we recorded an additional lease abandonment charge of $0.3 million. The lease obligations for the abandoned facilities terminate in fiscal years 2013 and 2022.

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

In April 2008, as part of a plan to continue to realign our workforce in order to support our growth products, we terminated approximately 30 employees in the U.S. and the U.K. In connection with the termination, we incurred and paid approximately $0.8 million in severance charges in the first quarter of fiscal year 2009.

All amounts incurred in connection with the above activities are recorded in restructuring charges in the accompanying consolidated statements of operations.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

9.	Selected Quarterly Financial Information (unaudited)

The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of results for the periods presented.

	Year Ended March 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenue	$20,300	$20,112	$20,609	$19,960
Cost of revenue	3,460	3,545	4,385	4,281

Gross margin	16,840	16,567	16,224	15,679

Operating expenses:
Product development	4,278	3,832	3,440	3,503
Sales and marketing	8,117	8,190	8,815	9,596
General and administrative	3,461	3,259	3,205	5,037
Restructuring charges	842	8	—	46

Total operating expenses	16,698	15,289	15,460	18,182
Operating income (loss)	142	1,278	764	(2,503)
Interest and other income, net	273	350	423	562

Income before taxes	415	1,628	1,187	1,941
Income tax expense	329	401	177	288

Net income (loss)	86	1,227	1,010	(2,229)

Net income (loss) per share
Basic	$0.00	$0.05	$0.04	$(0.08)

Diluted	$0.00	$0.04	$0.04	$(0.08)

	Year Ended March 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenue	$20,101	$19,663	$19,566	$20,409
Cost of revenue	3,507	3,445	4,074	4,178

Gross margin	16,594	16,218	15,492	16,231

Operating expenses:
Product development	4,309	4,296	4,497	4,660
Sales and marketing	7,540	7,141	9,564	8,729
General and administrative	3,890	3,525	3,393	3,667
Restructuring charges	25	—	22	132

Total operating expenses	15,764	14,962	17,476	17,188
Operating income (loss)	830	1,256	(1,984)	(957)
Interest and other income, net	992	701	839	705

Income (loss) before taxes	1,822	1,957	(1,145)	(252)
Income tax expense	403	317	86	255

Net income (loss)	1,419	1,640	(1,231)	(507)

Basic and diluted net income (loss) per share	$0.05	$0.06	$(0.05)	$(0.02)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures.

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2009.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of March 31, 2009, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year ended March 31, 2009 that have or are reasonably likely to materially affect our internal control over financial reporting identified in connection with the previously mentioned evaluation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Accelrys, Inc.

We have audited Accelrys Inc.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Accelrys, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Accelrys, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Accelrys, Inc. as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009 of Accelrys, Inc. and our report dated May 26, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

May 26, 2009

Item 9B.	Other Information

On May 19, 2009, the Human Resources Committee of our Board of Directors, based in part on input from management, approved our management incentive plan for fiscal year 2010 (the “2010 Management Incentive Plan”), pursuant to which our management-level employees will be eligible to receive cash bonuses based on our achievement of certain corporate goals specified in the 2010 Management Incentive Plan, including achieving certain non-GAAP operating income and product orders targets, and individual performance objectives. These bonuses are designed to attract, motivate, retain and reward our management-level employees. Under the 2010 Management Incentive Plan, the Chief Financial Officer has an annual bonus target equal to 50% of his base salary, the Senior Vice President, Worldwide Sales and Support has an annual bonus target of 100% of her base salary of which 50% is based upon achievement under the 2010 Management Incentive Plan and 50% of which is achieved based upon performance against the sales quota. All other executive officers have an annual bonus target equal to 40% of their respective base salaries. Payouts under the 2010 Management Incentive Plan will vary dependant upon the level of achievement of the specified corporate and individual goals, and will range from zero to two times the targeted bonus amount. The Human Resources Committee will make all final determinations regarding the achievement of goals and the payment of bonuses pursuant to the 2010 Management Incentive Plan. The Human Resources Committee has the ability to modify, suspend or terminate the 2010 Management Incentive Plan at any time.

In addition, our interim Chief Executive Officer has an annual bonus target equal to 100% of his base salary. However, given the interim nature of his role he does not participate in the 2010 Management Incentive Plan. The incentive compensation portion of his incentive is paid upon achievement of objectives that may be set by the Board of Directors at its discretion.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the Proxy Statement.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)  Financial Statements

The following Consolidated Financial Statements are included:

(a)(2)  Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended March 31, 2009	$200	$—	$28	$172
Year ended March 31, 2008	$213	$4	$17	$200
Year ended March 31, 2007	$351	$—	$138	$213

(1)	Represents write-offs, net of recoveries.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(a)(3)  Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization dated September 13, 2004 by and among Accelrys, Inc., Nashville Acquisition Corporation, SciTegic, Inc., Mathew Hahn and David Rogers as Principal Shareholders, and Mathew Hahn as Shareholder Representative (incorporated by reference to Exhibit 2.1 to Accelrys, Inc.’s Report on Form 8-K dated September 16, 2004).

3.1	Restated Certificate of Incorporation of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.1 to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 1996).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.2 to Accelrys, Inc.’s Report on Form 10-K for the year ended March 31, 2005).

3.3	Certificate of Amendment of the Restated Certificate of Accelrys, Inc. (incorporated by reference to Exhibit 3.4 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended September 30, 2007).

3.4	Amended and Restated Bylaws of Accelrys, Inc. as amended. (incorporated by reference to Exhibit 3.3 to Accelrys, Inc.’s Report on Form 10-K for the year ended March 31, 2005).

Exhibit Number	Description
4.1	Rights Agreement, dated as of September 6, 2002, between Pharmacopeia, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A thereto the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and Exhibit B thereto the Form of Right Certificate (incorporated by reference to Exhibit 4.1 to Accelrys, Inc.’s Report on Form 8-K dated September 4, 2002).

10.1#	Amended 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.5 to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 1995).

10.1(a)#	Amendment No. 1 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(a) to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 2000).

10.1(b)#	Amendment No. 2 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(b) to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 2000).

10.1(c)#	Amendment No. 3 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.5(a) to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended June 30, 1997).

10.1(d)#	Amendment No. 4 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(d) to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 2000).

10.1(e)#	Amendment No. 5 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(e) to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 2000).

10.1(f)#	Amendment No. 6 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(f) to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 2000).

10.1(g)#	Amendment No. 7 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(g) to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 2000).

10.1(h)#	Amendment No. 8 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.54 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended June 30, 2000).

10.1(i)#	Amendment No. 9 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(i) to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended March 31, 2002).

10.2#	1995 Director Option Plan (incorporated by reference to Exhibit 10.7 to Accelrys, Inc.’s Registration Statement on Form S-1 (Reg. No. 33-98246)).

10.2(a)#	Amendment No. 1 to 1995 Director Option Plan (incorporated by reference to Exhibit 10.3(a) to Accelrys, Inc.’s report on form 10-K for the year ended December 31, 2000).

10.2(b)#	Amendment No. 2 to the 1995 Director Option Plan (incorporated by reference to Exhibit 10.3(b) to Accelrys, Inc.’s report on Form 10-Q for the quarter ended March 31, 2001).

10.2(c)	Accelrys, Inc. 2004 New Hire Equity Incentive Plan (incorporated by reference to Exhibit 10.3(c) to Accelrys, Inc.’s Report on Form 10-K for the year ended March 31, 2005).

10.3#	Amendment to employment agreement, effective as of May 1, 2003, between the Company and Joseph A. Mollica, Ph.D. (incorporated by reference to exhibit 10.9(a) to Accelrys, Inc.’s report on Form 10-Q for the quarter ended March 31, 2003.)

10.4#	Form of Indemnity Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.48 to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 1998).

Exhibit Number	Description
10.5#	Accelrys, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.23 to Accelrys, Inc.’s Report on form 10-K for the year ended December 31, 2000).

10.6#	Accelrys, Inc. Executive Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.52 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended March 31, 2000).

10.7	Lease, dated August 20, 2003, between Accelrys, Inc. and Eastpark at 8A (Building 1000) (incorporated by reference to Exhibit 10.35 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended September 30, 2003).

10.8	Lease, dated August 20, 2003, between Accelrys, Inc. and Eastpark at 8A (Building 3000) (incorporated by reference to Exhibit 10.36 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended September 30, 2003).

10.9	Sublease, dated May 18, 2004, between Accelrys, Inc. and Pfizer Inc. (incorporated by reference to Exhibit 10.18 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended December 31, 2004).

10.10	Lease, dated May 18, 2004, between Accelrys, Inc. and AGRRI Seaview, L.LC. (incorporated by reference to Exhibit 10.19 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended December 31, 2004).

10.11	Sublease, dated January 27, 2005, between Accelrys, Inc. and QUALCOMM Incorporated (incorporated by reference to Exhibit 10.20 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended December 31, 2004).

10.12#	Letter of Employment, dated September 29, 2005, between Accelrys, Inc. and Richard Murphy (incorporated by reference to Exhibit 99.1 to Accelrys, Inc.’s Form 8-K dated October 19, 2005).

10.13#	Accelrys, Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 to Accelrys, Inc.’s Report on Form S-8 filed on August 26, 2005).

10.14#	Accelrys, Inc. Amendment to Amended and Restated 2004 Stock Incentive Plan, dated August 28, 2008 (incorporated by reference to Exhibit 10.2 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended September 30, 2008).

10.15#	Form of Stock Option Award Agreement pursuant to Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to Accelrys, Inc.’s Report on Form S-8 filed on August 26, 2005).

10.16#	Form of SAR Award Agreement pursuant to Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to Accelrys, Inc.’s Report on Form S-8 filed on August 26, 2005).

10.17#	Form of Restricted Stock Award Agreement pursuant to Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to Accelrys, Inc.’s Report on Form S-8 filed on August 26, 2005).

10.18#	Form of Restricted Stock Unit Award Agreement pursuant to Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to Accelrys, Inc.’s Report on Form S-8 filed on August 26, 2005).

10.19#	Terms of continuing employment of Matthew Hahn, dated as of August 12, 2005 (incorporated by reference to Exhibit 10.3 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended September 30, 2005).

Exhibit Number	Description
10.20	Sublease, dated May 10, 2006, between Accelrys, Inc., Accelrys, Ltd., QUALCOMM Inc., and QUALCOMM UK Ltd. (incorporated by reference to Exhibit 10.33 to Accelrys, Inc.’s Report on Form 10-K for the year ended March 31, 2006).

10.21#	Employment Agreement dated May 21, 2006 by and between Accelrys, Inc. and Mark J. Emkjer. (incorporated by reference to Exhibit 10.34 to Accelrys, Inc.’s Report on Form 10-K for the year ended March 31, 2006).

10.22#	Letter of Employment, dated September 1, 2006, between Accelrys, Inc. and Rick E. Russo (incorporated by reference to Exhibit 99.1 to Accelrys, Inc.’s Form 8-K dated September 6, 2006)

10.23#	Letter of Employment, dated September 6, 2006, between Accelrys, Inc. and Frank K. Brown, Ph.D. (incorporated by reference to Exhibit 99.3 to Accelrys, Inc.’s Form 8-K dated September 28, 2006)

10.24#	Second Amendment to Employment Agreement, dated September 26, 2006, between Accelrys, Inc. and Mathew Hahn, Ph.D. (incorporated by reference to Exhibit 99.2 to Accelrys, Inc.’s Form 8-K dated September 28, 2006)

10.25#	Form of Employment Agreement between Accelrys, Inc. and certain of its executives (incorporated by reference to Exhibit 10.5 to Accelrys, Inc.’s Form 10-Q for the quarter ended September 30, 2006)

10.26#	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.1 to Accelrys, Inc.’s Report on Form 8-K dated August 21, 2007).

10.27#	Form of Performance Based Restricted Stock Unit Award Agreement between Accelrys, Inc. and certain of its executives (incorporated by reference to Exhibit 10.3 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended June 30, 2008).

10.28#	Separation Agreement and Release for R. William Taylor (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended December 31, 2007).

10.29#	Separation Agreement and Release for Nic Austin (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Report on Form 8-K dated April 14, 2008).

10.30#	Separation Agreement and Release for Mark Emkjer (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Report on Form 8-K dated January 5, 2009).

10.31#	Letter of Employment, dated January 5, 2009, between the Company and Todd Johnson (incorporated by reference to Exhibit 10.2 to Accelrys, Inc.’s Report on Form 8-K dated January 5, 2009).

10.32	Employment Separation Agreement and Release, dated August 4, 2008, between Accelrys, Inc. and Richard Murphy (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended June 30, 2008).

10.33	Employment Agreement, dated August 6, 2008, between Accelrys, Inc. and Ilene Vogt (incorporated by reference to Exhibit 10.2 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended June 30, 2008).

10.34	Agreement between Accelrys and UBS dated November 11, 2008 (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Report on Form 8-K dated November 11, 2008).

10.35#*	Fiscal year 2009 Management Incentive Plan (incorporated by reference to Exhibit 10.36 to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2008)

10.36#*	Fiscal year 2010 Management Incentive Plan

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Accelrys, Inc.’s Report on Form 8-K filed on February 5, 2005.)

Exhibit Number	Description
21.1*	Subsidiaries of Accelrys, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Section 302 Certification of the Principal Executive Officer

31.2*	Section 302 Certification of the Principal Financial Officer

32.1*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

#	Represents a management contract or compensatory plan or arrangement.
*	Filed herewith

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELRYS, INC.

By:	/S/ RICK E. RUSSO
Rick E. Russo
Senior Vice President and Chief Financial Officer

Date: May 26, 2009

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ TODD JOHNSON Todd Johnson	President and Chief Executive Officer (Principal Executive Officer)	May 18, 2009

/s/ RICK E. RUSSO Rick E. Russo	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	May 18, 2009

/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Chairman of the Board of Directors	May 18, 2009

/s/ JEFFREY RODEK Jeffrey Rodek	Director	May 18, 2009

/s/ RICARDO B. LEVY, Ph.D. Ricardo B. Levy, Ph.D.	Director	May 18, 2009

/s/ CHRISTOPHER J. STEFFEN Christopher J. Steffen	Director	May 18, 2009

/s/ LARRY FERGUSON Larry Ferguson	Director	May 18, 2009

[Rest of Page intentionally left blank]