Form 10-Q
period 2009-06-30
ACCELRYS, INC.
filed 2009-08-07
CIK 1002388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of July 21, 2009, was 27,423,529, net of treasury shares.

ACCELRYS, INC.

FORM 10-Q — QUARTERLY REPORT

For The Quarterly Period Ended June 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Accelrys, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2009	March 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,740	$40,595
Marketable securities	37,124	20,915
Trade receivables, net of allowance for doubtful accounts of $172 as of June 30, 2009 and March 31, 2009	10,389	21,860
Prepaid expenses, deferred tax assets and other current assets	5,777	3,403

Total current assets	92,030	86,773
Marketable securities, net of current portion	—	12,703
Restricted cash	7,790	7,556
Property and equipment, net	2,954	3,099
Goodwill	42,663	42,663
Purchased intangible assets, net	5,152	5,627
Other assets	551	2,193

Total assets	$151,140	$160,614

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$715	$1,411
Accrued liabilities	3,406	4,380
Accrued compensation and benefits	7,287	9,308
Current portion of accrued restructuring charges	178	328
Current portion of deferred revenue	49,225	56,179

Total current liabilities	60,811	71,606
Deferred revenue, net of current portion	1,051	1,045
Deferred tax liability	1,900	1,723
Accrued restructuring charges, net of current portion	726	664
Lease-related liabilities, net of current portion	4,826	4,817
Stockholders’ equity:
Preferred stock, $.0001 par value; 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 60,000 shares authorized; 28,076 and 27,871 shares issued at June 30, 2009 and March 31, 2009, respectively	3	3
Additional paid-in capital	269,158	268,194
Lease guarantee	(430)	(446)
Treasury stock; 644 shares at each of June 30, 2009 and March 31, 2009	(8,340)	(8,340)
Accumulated deficit	(179,814)	(180,560)
Accumulated other comprehensive income	1,249	1,908

Total stockholders’ equity	81,826	80,759

Total liabilities and stockholders’ equity	$151,140	$160,614

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2009	2008
Revenue	$20,141	$20,300
Cost of revenue	3,450	3,460

Gross margin	16,691	16,840
Operating expenses:
Product development	3,903	4,278
Sales and marketing	8,143	8,117
General and administrative	3,658	3,461
Restructuring charges (recoveries)	(91)	842

Total operating expenses	15,613	16,698

Operating income	1,078	142
Interest and other income and (expense), net	(5)	273

Income before taxes	1,073	415
Income tax expense	329	329

Net income	$744	$86

Basic and diluted net income per share	$0.03	$0.00
Weighted average shares used to compute net income per share:
Basic	27,290	26,890
Diluted	27,409	26,987

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$744	$86
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	886	956
Stock-based compensation	788	879
Other	(272)	36
Changes in operating assets and liabilities:
Trade receivables	12,075	9,693
Prepaid expenses and other current assets	(532)	(166)
Other assets	(74)	(168)
Accounts payable	(747)	(468)
Accrued liabilities	(3,522)	(3,046)
Deferred revenue	(9,053)	(7,048)

Net cash provided by operating activities	293	754
Cash flows from investing activities:
Purchases of property and equipment, net	(59)	(385)
Purchase of software license	—	(1,885)
Purchases of marketable securities	(19,192)	—
Proceeds from maturities of marketable securities	15,904	1,122

Net cash used in investing activities	(3,347)	(1,148)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of shares tendered	162	486

Net cash provided by financing activities	162	486
Effect of changes in exchange rates on cash and cash equivalents	1,037	(160)

Decrease in cash and cash equivalents	(1,855)	(68)
Cash and cash equivalents at beginning of period	40,595	53,126

Cash and cash equivalents at end of period	$38,740	$53,058

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies

Financial Statement Preparation

The condensed consolidated financial statements of Accelrys, Inc. (“we”, “our” or “us”) as of June 30, 2009, and for the three months ended June 30, 2009 and 2008 are unaudited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. We have evaluated subsequent events through August 6, 2009.

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

At June 30, 2009 and March 31, 2009, we had $1.9 million of capitalized software purchased from third parties. This amount is included in purchased intangible assets, net, in the accompanying condensed consolidated balance sheet. These costs are being amortized to cost of revenue on a straight-line basis over their estimated useful life of five years. Amortization expense was approximately $0.1 million for each of the quarters ended June 30, 2009 and 2008.

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

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN No. 48”), effective April 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires that we determine whether the benefits of our tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. We recognize the impact of an uncertain income tax position taken on our income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. We have an unrecognized tax benefit of $11.9 million related to pre-acquisition net operating losses (“NOL’s”) from acquisitions outside of the U.S. Upon realization of these pre-acquisition NOL’s, we will recognize the benefit as a credit to income. As of June 30, 2009, we have not realized the benefit of any of these pre-acquisition NOL’s.

Interest and penalties related to income tax matters are recognized in income tax expense. During the three months ended June 30, 2009 we did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of June 30, 2009.

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

	Three Months Ended June 30,
	2009	2008
	(In thousands, except per share amounts)
Numerator:
Net income	$744	$86
Denominator:
Weighted average common shares outstanding	27,290	26,890
Dilutive potential common stock equivalents	119	97

Weighted average shares and dilutive potential common shares	27,409	26,987

Basic and diluted net income per share:	$0.03	$0.00

Potentially dilutive common share equivalents that were excluded from the diluted net income per share calculations as their effect would be anti-dilutive totaled approximately 2.5 million shares and 3.2 million shares for the three months ended June 30, 2009 and 2008, respectively.

3.	Share-Based Payments

Share-Based Compensation Plans

On August 2, 2005, our stockholders approved the Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan authorizes the grant of equity awards to purchase up to that number of shares of our common stock equal to the sum of (i) 1,900,000 shares and (ii) the number of shares of common stock underlying any stock awards granted under certain prior share-based compensation plans that expire or are cancelled or forfeited without having been exercised in full or that are repurchased by us. Potential types of equity awards that may be granted under the 2004 Plan to our officers, directors, employees and consultants include stock options, RSUs, restricted stock awards, common stock awards, stock appreciation rights, performance awards and deferred stock units. Pursuant to the 2004 Plan, any shares of common stock that are awarded under the 2004 Plan as RSUs, restricted stock awards, common stock awards, performance awards or deferred stock units (but not as stock options or stock appreciation rights) are counted against the maximum number of shares of common stock available for issuance under the 2004 Plan based on a 1.15-to-1 ratio. The terms and conditions of specific awards are set at the discretion of our board of directors although generally awards vest over not more than four years, expire no later than ten years from the date of grant and do not have exercise prices less than the fair market value of the underlying common stock on the date of grant. At June 30, 2009, approximately 2,249,000 shares of our common stock remained available for issuance pursuant to awards granted under the 2004 Plan.

On August 2, 2005, our stockholders also approved the ESPP, under which we have reserved 1,000,000 shares of our common stock for issuance. Under the ESPP, employees may defer up to 10% of their base salary to purchase shares of our common stock, up to a maximum of 1,000 shares per offering period. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable offering period or the applicable purchase date. To date, we have issued approximately 427,000 shares under the ESPP and approximately 573,000 shares remained available for future issuance under the ESPP as of June 30, 2009.

We also maintain certain other share-based compensation plans, pursuant to which we did not grant awards during fiscal year 2010 and do not intend to grant any further awards in the future. Notwithstanding the foregoing, we also entered into a Stock Option Agreement, dated June 15, 2009 (the “Carnecchia Option Agreement”), with Max Carnecchia, our new President and Chief Executive Officer. Pursuant to the Carnecchia Option Agreement, we granted Mr. Carnecchia an option to purchase up to 800,000 shares of our common stock, at an exercise price equal to the fair market value of the stock as of the date of the grant. Subject to certain acceleration provisions in the event of a change of control or Mr. Carnecchia’s death or disability, the option will vest over four years with 200,000 shares vesting on the first anniversary of the grant date, and the remaining 600,000 shares vesting in equal monthly installments over the three-year period thereafter. The option represented by the Option Agreement was granted without stockholder approval as an inducement award pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules, and was not granted pursuant to any of our existing stock plans.

Share-Based Award Activity

Our stock options generally vest over four years and have a contractual term of 10 years. A summary of stock option activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(In thousands, except per share amounts)
Outstanding at April 1, 2009	2,935	$7.15
Granted	833	5.35
Exercised	(35)	4.25
Expired/Forfeited	(778)	7.56

Outstanding at June 30, 2009	2,955	6.57	970	6.94

Exercisable at June 30, 2009	1,628	7.34	297	4.99

RSUs granted under the 2004 Plan generally vest annually over three years and, once vested, do not expire. Upon vesting of an RSU, employees are generally issued an equivalent number of shares of our common stock. A summary of RSU activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands, except per share amounts)
Unvested at April 1, 2009	1,055	$5.72
Granted	35	4.61
Vested	(125)	4.81
Forfeited	(146)	5.57

Unvested at June 30, 2009	819	$5.83

Included in the vested shares for the period are approximately 39,000 shares tendered to the company by employees for payment of minimum income tax obligations upon vesting of RSUs.

Share-Based Compensation Expense

The estimated fair value of our share-based awards is recognized as a charge against income on a straight-line basis over the requisite service period, which is generally the vesting period of the award. Total stock-based compensation expense recognized in our condensed consolidated statements of operations for the three months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,
	2009	2008
	(In thousands)
Cost of revenue	$63	$98
Product development	222	223
Sales and marketing	166	156
General and administrative	337	402

Total stock-based compensation expense	$788	$879

No stock-based compensation expense was capitalized in the periods presented. At June 30, 2009, the gross amount of unrecognized stock-based compensation expense relating to unvested share-based awards was approximately $7.0 million, which we anticipate recognizing as a charge against income over a weighted average period of 2.7 years.

4.	Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (i.e., dividends). For the three months ended June 30, 2009 and 2008, comprehensive income (loss) consists of the following:

	Three Months Ended June 30,
	2009	2008
	(In thousands)
Net income	$744	$86
Foreign currency translation adjustment	(658)	107
Unrealized gain (loss) on marketable securities	4	(246)

Total comprehensive income (loss)	$90	$(53)

5.	Marketable Securities

Our marketable securities consist of debt securities with original maturities of greater than three months and include certificates of deposits and auction rate securities (“ARS”). We account for our investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, with the exception of our ARS, our marketable securities have been classified as available-for-sale and are recorded at their estimated fair value. Unrealized losses which are not considered other than temporary and unrealized gains are included in accumulated other comprehensive loss in stockholders’ equity. Unrealized losses which are determined to be other than temporary are recorded as a charge against income. During the third quarter of fiscal year 2009, we reclassified our auction rate securities from available-for-sale to trading securities. Trading securities are reported at fair value, with gains and losses resulting from changes in fair value recognized in other income (expense), net, in our condensed consolidated statements of operations. The cost of marketable securities sold is determined based on the specific identification method.

Marketable securities consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2009:
Certificates of deposit	$24,273	$—	$(21)	$24,252
Auction rate securities	12,872	—	—	12,872

	$37,145	$—	$(21)	$37,124

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2009:
Certificates of deposit	$20,940	$—	$(25)	$20,915
Auction rate securities	12,703	—	—	12,703

	$33,643	$—	$(25)	$33,618

The contractual maturities of our marketable securities at June 30, 2009 are as follows (in thousands):

Due within one year	$24,252
Due in one to five years	—
Due in five to ten years	—
Due after ten years	12,872

$37,124

ARS have been included in the above contractual maturities table based on the stated maturity date of the bond.

We adopted the provisions of FASB Staff Position (“FSP”) Nos. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP Nos. 115-2 and 124-2”) in the quarter ended June 30, 2009. Accordingly, we review the fair value of our marketable securities at least quarterly to determine if declines in the fair value of individual securities are other-than-temporary in nature. If we believe the decline in the fair value of an individual security is other-than-temporary, we write-down the carrying value of the security to its estimated fair value, with a corresponding charge against income. To determine if a decline in the fair value of an investment is other-than-temporary, we consider several factors including, among others, the period of time and extent to which the estimated fair value has been less than cost, overall market conditions, the historical and projected future financial condition of the issuer of the security and our ability and intent to hold the security for a period of time sufficient to allow for a recovery of the market value.

As of June 30, 2009, we held $14.6 million in ARS at face value, which are collateralized by student loans, most of which were originated under the Federal Family Education Loan Program and are guaranteed by the United States Federal Department of Education. All of our ARS are AAA rated (or equivalent) by one or more of the major credit rating agencies. During the quarter, ARS with a par value of $50,000 were called by the issuer at par.

Through February 2008, the par value of our ARS had approximated fair value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, all auctions for the ARS we hold have failed as the amount of ARS submitted for sale has exceeded the amount of purchase orders. The result of a failed auction is that these ARS continue to pay interest at contractually stated rates at each respective auction date; however, the liquidity of the ARS is limited until there is a successful auction, the issuer redeems the ARS, the ARS mature or until such time as other markets for these ARS develop. We have concluded that the estimated fair value of the ARS no longer approximates the par value due to the lack of liquidity. The ARS have been classified within Level 3 under SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). Their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the ARS.

We estimated the fair value of our ARS as of June 30, 2009 utilizing a discounted cash flow analysis. The analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the issuer, expected future cash flows, and the estimated weighted average life of the contractual maturity of the underlying assets. Due to entering into an agreement whereby one of our investment firms will repurchase our ARS at par value, as discussed further below, we intend to sell the impaired securities prior to maturity and have determined that the decline in value of our ARS as of June 30, 2009 is other-than-temporary. Accordingly, in fiscal year 2009 we reversed prior unrealized losses on our ARS from accumulated other comprehensive income and recorded the losses as a charge to income during the same period. The total loss recognized in fiscal year 2009 on these ARS was $1.9 million. During the quarter ended June 30, 2009, as a result of our analysis of fair value as described above, we recognized a gain on the ARS of $0.2 million.

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

The ARS Agreement covers ARS with a par value of $14.6 million and a fair value of $12.9 million as of June 30, 2009. We have accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This resulted in our recording a $1.7 million asset in fiscal year 2009 with a corresponding credit to income for the value of the Put Option. During the quarter ended June 30, 2009, the value of the Put Option increased $28,000 with a corresponding credit to income of the same amount.

The gain on the ARS and Put Option of $0.2 million for the quarter ended June 30, 2009 is recorded in the “Interest and other income, net” line in the accompanying condensed consolidated statement of operation for the three months ended June 30, 2009. As we have the right to sell our ARS to the Investment Firm beginning June 30, 2010 and as we intend to do so, the ARS and the Put Option are classified as current assets on our condensed consolidated balance sheet as of June 30, 2009.

The following table summarizes the gross unrealized losses and fair value of our marketable securities with unrealized losses that are not considered to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities that have been in a continuous unrealized loss position, at June 30, 2009:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Certificates of deposit	$24,252	$(21)	$—	$—	$24,252	$(21)

	$24,252	$(21)	$—	$—	$24,252	$(21)

The unrealized losses on the certificates of deposit were primarily caused by fluctuations in market interest rates, and not the credit quality of the issuer, and we have the ability and intent to hold these securities until a recovery of fair value, which may be at maturity. As a result, we do not believe these securities to be other-than-temporarily impaired as of June 30, 2009.

6.	Fair Value

We carry our cash equivalents and marketable securities at market value. The carrying amount of accounts receivable, accounts payable and accrued liabilities are considered to be representative of their respective fair values due to their short-term nature.

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

	Carrying Value at June 30, 2009	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2009:
Auction rate securities	$12,872	—	—	$12,872
Auction rate securities put option	1,678	—	—	$1,678
Certificates of deposit	24,252	24,252	—	—

Total	$38,802	$24,252	—	$14,550

The following table summarizes the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Level 3 Inputs Auction Rate Securities
(In thousands)
Balance at April 1, 2009	$14,353
Redemption of auction rate securities	(50)
Auction rate securities put option	28
Realized gain on auction rate securities included in net income	219

Balance at June 30, 2009	14,550

7.	Segment Information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, our operations have been aggregated into one reportable segment given the similarities of economic characteristics between the operations and the common nature of the products, services and customers.

8.	Guarantees

Guarantee of Lease Obligation of Others

On April 30, 2004, we spun-off our drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. (“PDD”), into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. The landlords of our New Jersey facilities, which were used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $16.6 million as of June 30, 2009. In the event that PDD defaults on their lease commitment, we are permitted under the guarantee to sublease the facility in order to mitigate our lease obligation. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair market value of the guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. The liability for our guarantee of the lease obligation was $0.4 million at June 30, 2009 and March 31, 2009, respectively.

Other Guarantees and Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of June 30, 2009.

9.	Restructuring Activities

The following summarizes the changes in our accrued restructuring charges liability:

	Severance and Related Costs	Lease Obligation Exit and Facility Closure Costs	Total
	(In thousands)
Balance at March 31, 2008	$137	$1,397	$1,534
Additional severance and lease abandonment charges	896	—	896
Adjustments to liability	—	78	78
Cash payments	(835)	(302)	(1,137)
Effect of foreign exchange	(23)	(356)	(379)

Balance at March 31, 2009	175	817	992
Additional severance and lease abandonment charges (recoveries)	(91)	—	(91)
Adjustments to liability	(61)	79	18
Cash payments	(26)	(126)	(152)
Effect of foreign exchange	3	134	137

Balance at June 30, 2009	$—	$904	$904

In periods prior to fiscal year 2006, we implemented various actions designed to improve our operations and overall financial performance through workforce reductions and the abandonment of leased facilities. All severance benefits related to these workforce reductions have been fully paid. Our remaining obligations under the lease obligations terminated during the quarter ended June 30, 2009.

In March 2006, we implemented various actions designed to realign our resources with our portfolio of products and services, eliminate redundancies in our workforce and streamline our operations through workforce reductions and abandoning two leased facilities in the United Kingdom. As a result of the implementation of these actions, we recognized a charge of $3.2 million, consisting of $1.8 million in severance benefits from the termination of approximately 50 employees and $1.4 million for our future lease obligations related to the abandoned facility, net of estimated future sublease income. In fiscal year 2007, we recognized a charge of $0.3 million for estimated additional severance benefits to be paid to certain employees terminated under the original restructuring plan and associated legal expenses. The final severance benefits were paid in the quarter ended June 30, 2009. Additionally, in fiscal year 2007 we recorded an additional lease abandonment charge of $0.3 million. In the second quarter of fiscal year 2010, we received a $0.2 million payment on a claim made to our insurance company for reimbursement of the amounts paid to an employee terminated as part of a prior workforce reduction. The lease obligations for the abandoned facilities terminate in fiscal years 2013 and 2022.

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

In August 2009 we received a $0.2 million payment on a claim made to our insurance company for reimbursement of the amounts paid to an employee terminated as part of a prior workforce reduction. The proceeds were recorded in restructuring charges (recoveries) in our condensed consolidated statement of operations for the three months ended June 30, 2009.

12.	Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification TM (Codification) as the single source of authoritative U.S.

generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the basiss for conclusions on the change(s) in the Codification. The adoption of SFAS No. 168 will not have a material effect impact on our results of operations, financial position or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of SFAS No. 165 in the quarter ended June 30, 2009. The adoption of SFAS No. 165 did not have a material effect on our results of operations, financial position or cash flows.

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. 107-1 and APB No. 28-1”). FSP No. 107-1 and APB No. 28-1 amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP No. 107-1 and APB No. 28-1 also amend APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP No. 107-1 and APB No. 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. FSP No. 107-1 and APB No. 28-1 was adopted by the Company and the additional required disclosures were made in the quarter ended June 30, 2009. The adoption of FSP No. 107-1 and APB No. 28-1 did not have a material impact on our results of operations, financial position or cash flows.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”), that provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and also provides guidance when a transaction is not deemed an orderly transaction. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009, and was adopted by the Company in the quarter ended June 30, 2009. The adoption of FSP No. 157-4 did not have a material impact on our results of operations, financial position or cash flows.

In April 2009, the FASB issued FSP Nos. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP Nos. 115-2 and 124-2”),which amend previous guidance to make it more operational and to improve the related presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP Nos. 115-2 and 124-2 are effective for interim and annual periods ending after June 15, 2009 and were adopted by the Company in the quarter ended June 30, 2009. The adoption of FSP Nos. 115-2 and 124-2 did not have a material impact on our results of operations, financial position or cash flows.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other GAAP. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and was adopted by the Company in the quarter ended June 30, 2009. The adoption of FSP No. 142-3 did not have a material impact on our results of operations, financial position or cash flows.

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), a one year deferral of SFAS No. 157’s fair value measurement requirement for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Our adoption of SFAS No. 157 in the quarter ended June 30, 2009 for these assets and liabilities did not have a material impact on our results of operations, financial position or cash flows.

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

Our Marketplace

Historically, we have primarily sold molecular modeling and simulation software. The market for molecular modeling and simulation products in the pharmaceutical and biotechnology industries is challenging due to the maturity of the market, industry consolidation, reduction in the level of discovery research activity, and increased competition, including competition from open source software. We also sell modeling and simulation products to the energy, aerospace, chemical, and consumer packaged goods industries. We believe these industries are in the early stages of adoption of these technologies. Thus we believe the market for our products within these industries is nascent. Following our acquisition of SciTegic, we began to offer data-pipelining and workflow software. This technology is widely applicable within our target industries and represents a significant growth opportunity in all industries which our computer aided design modeling and simulation and cheminformatics products currently serve. There is currently limited competition with this technology in our targeted industries.

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

Critical Accounting Policies

The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. There have been no significant changes in our critical accounting policies and estimates from March 31, 2009.

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

Comparison of the Three Months Ended June 30, 2009 and 2008

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Three Months Ended June 30,
	2009	2008
Revenue	100%	100%
Cost of revenue	17%	17%

Gross profit	83%	83%
Operating expenses:
Product development	19%	21%
Sales and marketing	40%	40%
General and administrative	19%	17%
Restructuring charges (recoveries)	(—)%	4%

Total operating expenses	78%	82%

Operating income	5%	1%
Interest and other income and expense, net	(—)%	1%

Income before income taxes	5%	2%
Income tax expense	1%	2%

Net income	4%	—%

Revenue

Revenue decreased 1% to $20.1 million for the three months ended June 30, 2009, as compared to $20.3 million for the three months ended June 30, 2008. The decrease was due to a decrease in maintenance revenue of approximately $0.4 million, partially offset by an increase in software revenue of approximately $0.3 million.

Cost of Revenue

Cost of revenue was $3.5 million for the three months ended June 30, 2009 and 2008. As a percentage of revenue, cost of revenue remained consistent at 17% for each of the three months ended June 30, 2009 and 2008. The slight decrease in cost of revenue was due to favorable foreign currency fluctuations of $0.2 million, offset by an increase in personnel costs of approximately $0.2 million.

Operating Expenses

Product Development Expenses. Product development expenses decreased 9% to $3.9 million for the three months ended June 30, 2009, as compared to $4.3 million for the three months ended June 30, 2008. As a percentage of revenue, product development expenses decreased to 19% for the three months ended June 30, 2009, as compared to 21% for the three months ended June 30, 2008. The decrease in product development expenses was primarily attributable to favorable foreign currency fluctuations.

Sales and Marketing Expenses. Sales and marketing expenses were $8.1 million for the three months ended June 30, 2009 and 2008. As a percentage of revenue, sales and marketing expenses remained consistent at 40% for the three months ended June 30, 2009 and 2008. The slight increase in sales and marketing expense is primarily attributable to an increase in personnel and overhead costs of approximately $0.5 million due to increased headcount in our sales and marketing departments, partially offset by favorable foreign currency fluctuations of $0.4 million.

General and Administrative Expenses. General and administrative expenses increased 6% to $3.7 million for the three months ended June 30, 2009, as compared to $3.5 million for the three months ended June 30, 2008. As a percentage of revenue, general and administrative expenses increased to 19% for the three months ended June 30, 2009, as compared to 17% for the three months ended June 30, 2008. The increase was primarily attributable to an increase in relocation expenses of $0.2 million as well as an increase in professional services fees of $0.2 million. These amounts were partially offset by overhead cost savings of $0.1 million and favorable foreign currency fluctuations of $0.1 million.

Restructuring Charges (Recoveries). Restructuring charges (Recoveries) for the three months ended June 30, 2009 related to the receipt of payment on a claim made to our insurance company for reimbursement of the amounts paid to an employee terminated as part of a prior workforce reduction.

Net Interest and Other Income and (Expense)

Net interest and other income and (expense) was ($5,000) for the three months ended June 30, 2009, as compared to $0.3 million for the three months ended June 30, 2008. The decrease in net interest and other income and (expense) was primarily attributable to lower interest income of approximately $0.4 million due to a decrease in interest rates obtained on our cash and marketable securities balances during the quarter ended June 30, 2009 and foreign currency exchange losses of $0.1 million. These items were partially offset by a gain of $0.2 million related to our auction rate securities (“ARS”) portfolio.

Income Tax Expense

Income tax expense was $0.3 million for the three months ended June 30, 2009 and 2008.

Liquidity and Capital Resources

We had cash, cash equivalents, marketable securities, and restricted cash of $83.7 million as of June 30, 2009, as compared to $81.8 million as of March 31, 2009, an increase of $1.9 million. The increase in cash, cash equivalents, marketable securities and restricted cash during the three months ended June 30, 2009 was primarily attributable to favorable foreign currency fluctuations of $1.0 million, as well as cash provided by operations of $0.3 million and a gain on our ARS of $0.2 million. Our operating cash flows on a quarterly basis are significantly impacted by changes in accounts receivable balances. Due to the seasonality of our business, accounts receivable balances have historically increased significantly in the third quarter of each fiscal year as a result of higher order intake. The collection of these accounts receivable balances has generally resulted in positive cash flows from operations in the fourth quarter of each fiscal year, while we have historically experienced negative cash flows from operations in the other three fiscal quarters.

Net cash provided by operating activities was $0.3 million for the three months ended June 30, 2009, as compared to net cash used in operations of $0.8 million for the three months ended June 30, 2008. The increase in cash provided by operating activities was primarily attributable to fluctuations in our accounts receivable and deferred revenue balances.

Net cash used in investing activities was $3.3 million for the three months ended June 30, 2009, as compared to $1.1 million for the three months ended June 30, 2008. Significant components of cash flows from investing activities for the three months ended June 30, 2009 included net purchases of property and equipment of $0.1 million, and a net increase in our marketable securities portfolio of $3.3 million. Significant components of cash flows from investing activities for the three months ended June 30, 2008 included net purchases of property and equipment of $0.4 million, purchases of software licenses of $1.9 million, and a net decrease in our marketable securities portfolio of $1.1 million.

Net cash provided by financing activities was $0.2 million for the three months ended June 30, 2009 as compared to $0.5 million for the three months ended June 30, 2008. Cash flows from financing activities for both periods consisted solely of proceeds from the issuance of our common stock under employee stock plans.

As of June 30, 2009, we held $14.6 million in ARS at face value, which are collateralized by student loans, most of which were originated under the Federal Family Education Loan Program and are guaranteed by the United States Federal

Department of Education. All of our ARS are AAA rated (or equivalent) by one or more of the major credit rating agencies. During the quarter, ARS with a par value of $50,000 were called by the issuer at par.

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

We estimated the fair value of our ARS as of June 30, 2009 utilizing a discounted cash flow analysis. The analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the issuer, expected future cash flows, and the estimated time until anticipated market recovery. Due to entering into an agreement whereby one of our investment firms will repurchase our ARS at par value, we intend to sell the securities prior to maturity and have determined that the decline in value of our ARS as of June 30, 2009 is other-than-temporary. Accordingly, in fiscal year 2009 we reversed prior unrealized losses on our ARS from accumulated other comprehensive income and recorded the losses as a charge to income during the same period. The total loss recognized in fiscal year 2009 on these ARS was $1.9 million. During the quarter ended June 30, 2009, as a result of our analysis of fair value as described above, we recognized a gain on the ARS of $0.2 million.

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

The ARS Agreement covers ARS with a par value of $14.6 million and a fair value of $12.9 million as of June 30, 2009. We have accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159. This resulted in our recording a $1.7 million asset in fiscal year 2009 with a corresponding credit to income for the value of the Put Option. During the quarter ended June 30, 2009, the value of the Put Option increased $28,000 with a corresponding credit to income of the same amount.

The gain on the ARS and Put Option of $0.2 million for the quarter ended June 30, 2009 is recorded in the interest and other income, net line in the accompanying condensed consolidated statement of operations for the three months ended June 30, 2009. As we have the right to put our ARS to the Investment Firm beginning June 30, 2010 and we intend to do so the ARS and the Put Option are classified as current assets on our condensed consolidated balance sheet as of June 30, 2009.

On January 5, 2009, Mr. Mark Emkjer resigned as our President, Chief Executive Officer and as a member of the Board of Directors (the “Board”). In connection with Mr. Emkjer’s resignation, on January 6, 2009, we entered into a Separation Agreement and Release (the “Separation Agreement”). Pursuant to the Separation Agreement: (i) Mr. Emkjer remained employed by the Company through January 31, 2009 to assist with transitioning his duties; (ii) on February 1, 2009, we paid Mr. Emkjer $315,000, less applicable withholdings; (iii) through June 30, 2009 we paid Mr. Emkjer an additional $420,000, less applicable withholdings; (iv) on August 15, 2009, we will pay Mr. Emkjer $560,000, less applicable withholdings; (v) each month for a period of 5 months following August 15, 2009, we will pay Mr. Emkjer the amount of $140,000, less applicable withholdings; and (vi) we will pay Mr. Emkjer’s COBRA benefits for a maximum of 24 months following the date of the termination of Mr. Emkjer’s employment. Our obligations to Mr. Emkjer pursuant to the Separation Agreement are contingent upon Mr. Emkjer’s abiding by certain non-competition, non-solicitation and non-disparagement obligations for a period of 24 months following the date of the termination of his employment, all as set forth in the Separation Agreement

We have funded our activities to date primarily through the sales of software licenses and related services and the issuance of equity securities.

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

The information called for by this item is provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Our exposures to market risk have not changed materially since March 31, 2009.

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

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, those controls.

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

On June 15, 2009, our board of directors appointed Max Carnecchia as our president and chief executive officer. Todd Johnson, our former interim president and chief executive officer was appointed as our senior vice president of marketing and operations on July 15, 2009, and will continue to assist Mr. Carnecchia with the transition to his new position. Leadership transitions can be inherently difficult to manage and may cause a disruption to our business or further turnover in key personnel. During this period of transition, there may be operational inefficiencies as our interim president and chief executive officer becomes familiar with our business and operations. We cannot provide you with any assurance that the search for a permanent president and chief executive officer will be successful, and the inability to recruit a qualified permanent replacement for such position could have a material adverse effect on our business, financial condition or results of operations.

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

We may be required to indemnify PDD, or may not be able to collect on indemnification rights from PDD. On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of the spin-off, we agreed to indemnify the indebtedness, liabilities and obligations of PDD. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under certain facility leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be as significant as the remaining future minimum lease payments, which totaled approximately $16.6 million as of June 30, 2009. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any failure by PDD to satisfy its obligations and any required payment by us could have a material adverse effect on our business.

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

Included in our marketable securities portfolio at June 30, 2009 were ARS that we purchased for $14.6 million. Under the terms of the ARS Agreement, we have the right to sell our ARS at par value to the Investment Firm between June 30, 2010 and July 2, 2012 and the Investment Firm has the right to purchase the ARS from us any time after the Acceptance Date as long as we receive par value. If the ARS Agreement expires or is otherwise terminated prior to the purchase or sale of the ARS under the terms of the ARS Agreement, or if the Investment Firm is unable to fulfill its obligations under the ARS Agreement, we may have no recourse beyond recovering or retaining the ARS for sale at future auctions. If such future auctions fail and the credit ratings of these investments deteriorate, the fair value of these ARS may decline further and we may incur additional impairment charges in connection with these securities, which would negatively affect our reported earnings, cash flows and financial condition.

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

As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares. As of July 21, 2009, the top ten institutional holders of our common stock held approximately 52% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

Item 6.	Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.1 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

3.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.2 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.2 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

3.4	Certificate of Amendment of Amended and Restated Certificate of Accelrys, Inc. (incorporated by reference to Exhibit 3.4 to Accelrys, Inc.’s Quarterly Report Form 10-Q for the quarterly period ended September 30, 2007).

3.5	Amended and Restated Bylaws of Accelrys, Inc. as amended on June 9, 2005 (incorporated by reference to Exhibit 3.3 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

4.1	Rights Agreement, dated as of September 6, 2002, between Pharmacopeia, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A thereto the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and Exhibit B thereto the Form of Right Certificate (incorporated by reference to Exhibit 4.1 to Accelrys, Inc.’s Report on Form 8-K dated September 4, 2002).

4.2	Stock Option Agreement, dated June 15, 2009, by and between Scipio “Max” Carnecchia and Accelrys, Inc. (incorporated by reference to Exhibit 10.4 to Accelrys, Inc.’s Current Report on Form 8-K filed on June 16, 2009).

10.1	Employment Agreement, dated June 15, 2009, by and between Scipio “Max” Carnecchia and Accelrys, Inc. (incorporated by reference to Exhibit 10.2 to Accelrys, Inc.’s Current Report on Form 8-K filed on June 16, 2009).

31.1*	Section 302 Certification of the Principal Executive Officer

31.2*	Section 302 Certification of the Principal Financial Officer

32.1*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELRYS, INC.

By:	/s/ RICK E. RUSSO
Rick E. Russo
Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

Date: August 7, 2009