Form 10-Q
period 2009-09-30
ACCELRYS, INC.
filed 2009-11-06
CIK 1002388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of October 19, 2009, was 27,561,323, net of treasury shares.

ACCELRYS, INC.

FORM 10-Q — QUARTERLY REPORT

For The Quarterly Period Ended September 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Accelrys, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2009	March 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,096	$40,595
Marketable securities	22,139	20,915
Trade receivables, net of allowance for doubtful accounts of $172 as of September 30, 2009 and March 31, 2009	8,577	21,860
Prepaid expenses, deferred tax assets and other current assets	3,730	3,403

Total current assets	84,542	86,773
Marketable securities, net of current portion	—	12,703
Restricted cash	7,748	7,556
Property and equipment, net	2,701	3,099
Goodwill	42,663	42,663
Purchased intangible assets, net	4,676	5,627
Other assets	2,149	2,193

Total assets	$144,479	$160,614

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$686	$1,411
Accrued liabilities	3,412	4,380
Accrued compensation and benefits	6,324	9,308
Current portion of accrued restructuring charges	239	328
Current portion of deferred revenue	41,253	56,179

Total current liabilities	51,914	71,606
Deferred revenue, net of current portion	928	1,045
Deferred tax liability	2,077	1,723
Accrued restructuring charges, net of current portion	600	664
Lease-related liabilities, net of current portion	4,579	4,817
Stockholders’ equity:
Preferred stock, $.0001 par value; 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 60,000 shares authorized; 28,203 and 27,871 shares issued at September 30, 2009 and March 31, 2009, respectively	3	3
Additional paid-in capital	269,951	268,194
Lease guarantee	(415)	(446)
Treasury stock; 644 shares at each of September 30, 2009 and March 31, 2009	(8,340)	(8,340)
Accumulated deficit	(177,970)	(180,560)
Accumulated other comprehensive income	1,152	1,908

Total stockholders’ equity	84,381	80,759

Total liabilities and stockholders’ equity	$144,479	$160,614

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Revenue	$19,988	$20,112	$40,129	$40,412
Cost of revenue	3,350	3,545	6,800	7,005

Gross margin	16,638	16,567	33,329	33,407
Operating expenses:
Product development	3,551	3,832	7,454	8,110
Sales and marketing	7,812	8,190	15,955	16,307
General and administrative	3,412	3,259	7,070	6,720
Restructuring charges (recoveries)	17	8	(74)	850

Total operating expenses	14,792	15,289	30,405	31,987

Operating income	1,846	1,278	2,924	1,420
Interest and other income, net	273	350	268	623

Income before taxes	2,119	1,628	3,192	2,043
Income tax expense	273	401	602	730

Net income	$1,846	$1,227	$2,590	$1,313

Net income per share amounts:
Basic	$0.07	$0.05	$0.09	$0.05
Diluted	$0.07	$0.04	$0.09	$0.05
Weighted average shares used to compute net income per share:
Basic	27,503	27,094	27,403	26,992
Diluted	27,901	27,367	27,662	27,177

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$2,590	$1,313
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,766	1,926
Stock-based compensation	1,809	1,993
Other	(378)	59
Changes in operating assets and liabilities:
Trade receivables	14,374	11,339
Prepaid expenses and other current assets	(142)	1,017
Other assets	(77)	(367)
Accounts payable	(771)	(508)
Accrued liabilities	(4,516)	(3,072)
Deferred revenue	(17,876)	(16,228)

Net cash used in operating activities	(3,221)	(2,528)
Cash flows from investing activities:
Purchases of property and equipment, net	(252)	(500)
Purchase of software license	—	(1,885)
Purchases of marketable securities	(19,192)	—
Proceeds from maturities of marketable securities	31,014	1,122

Net cash provided by (used in) investing activities	11,570	(1,263)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of shares tendered	(60)	466

Net cash provided by (used in) financing activities	(60)	466
Effect of changes in exchange rates on cash and cash equivalents	1,212	(814)

Increase (decrease) in cash and cash equivalents	9,501	(4,139)
Cash and cash equivalents at beginning of period	40,595	53,126

Cash and cash equivalents at end of period	$50,096	$48,987

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies

Financial Statement Preparation

The condensed consolidated financial statements of Accelrys, Inc. (“we”, “our” or “us”) as of September 30, 2009, and for the three and six months ended September 30, 2009 and 2008 are unaudited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. We have evaluated subsequent events through November 6, 2009.

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

Software Development Costs

Costs incurred internally in the research and development of new software products and significant enhancements to existing software products for computer software to be sold are expensed as incurred until the technological feasibility of the product has been established. Technological feasibility occurs shortly before our internally developed software products are available for general release. We have determined that the internal costs eligible for capitalization are not material. Costs paid to third parties for products in which technological feasibility has been established are capitalized upon purchase of the software.

At September 30, 2009 and March 31, 2009, we had $1.9 million of capitalized software purchased from third parties. This amount is included in purchased intangible assets, net, in the accompanying condensed consolidated balance sheet. These costs are being amortized to cost of revenue on a straight-line basis over their estimated useful life of five years. Amortization expense was approximately $0.1 million for each of the quarters ended September 30, 2009 and 2008, and approximately $0.2 million for each of the six-month periods ended September 30, 2009 and 2008.

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

We also estimate at grant the likelihood that the award will ultimately vest (the “pre-vesting forfeiture rate”) and revise the estimate, if necessary, in future periods if the actual forfeiture rate differs. We determine the pre-vesting forfeiture rate of an award based on our historical pre-vesting award forfeiture experience, giving consideration to company-specific events impacting our historical pre-vesting award forfeiture experience that are unlikely to occur in the future as well as anticipated future events that may impact forfeiture rates.

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

We determine whether the benefits of our tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. We recognize the impact of an uncertain income tax position taken on our income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. We have an unrecognized tax benefit of $12.3 million related to pre-acquisition net operating losses (“NOLs”) from acquisitions outside of the U.S. Upon realization of these pre-acquisition NOLs, we will recognize the benefit as a credit to income. As of September 30, 2009, we have not realized the benefit of any of these pre-acquisition NOLs.

Interest and penalties related to income tax matters are recognized in income tax expense. During the three and six months ended September 30, 2009 we did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of September 30, 2009.

2.	Net Income Per Share

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Numerator:
Net income	$1,846	$1,227	$2,590	$1,313
Denominator:
Weighted average common shares outstanding	27,503	27,094	27,403	26,992
Dilutive potential common stock equivalents	398	273	259	185

Weighted average shares and dilutive potential common shares	27,901	27,367	27,662	27,177

Net income per share:
Basic	$0.07	$0.05	$0.09	$0.05
Diluted	$0.07	$0.04	$0.09	$0.05

Potentially dilutive common share equivalents that were excluded from the diluted net income per share calculations as their effect would be anti-dilutive totaled approximately 2.0 million shares and 2.7 million shares for the three and six months ended September 30, 2009, respectively, and 3.1 million shares and 3.0 million shares for the three and six months ended September 30, 2008, respectively.

3.	Share-Based Payments

Share-Based Compensation Plans

On August 2, 2005, our stockholders approved the Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan authorizes the grant of equity awards to purchase up to that number of shares of our common stock equal to the sum of (i) 1,900,000 shares and (ii) the number of shares of common stock underlying any stock awards granted under certain prior share-

based compensation plans that expire or are cancelled or forfeited without having been exercised in full or that are repurchased by us. Potential types of equity awards that may be granted under the 2004 Plan to our officers, directors, employees and consultants include stock options, RSUs, restricted stock awards, common stock awards, stock appreciation rights, performance awards and deferred stock units. Pursuant to the 2004 Plan, any shares of common stock that are awarded under the 2004 Plan as RSUs, restricted stock awards, common stock awards, performance awards or deferred stock units (but not as stock options or stock appreciation rights) are counted against the maximum number of shares of common stock available for issuance under the 2004 Plan based on a 1.15-to-1 ratio. The terms and conditions of specific awards are set at the discretion of our board of directors although generally awards vest over not more than four years, expire no later than ten years from the date of grant and do not have exercise prices less than the fair market value of the underlying common stock on the date of grant. At September 30, 2009, approximately 1,300,000 shares of our common stock remained available for issuance pursuant to awards granted under the 2004 Plan.

On August 2, 2005, our stockholders also approved the ESPP, under which we have reserved 1,000,000 shares of our common stock for issuance. Under the ESPP, employees may defer up to 10% of their base salary to purchase shares of our common stock, up to a maximum of 1,000 shares per offering period. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable offering period or the applicable purchase date. To date, we have issued approximately 427,000 shares under the ESPP and approximately 573,000 shares remained available for future issuance under the ESPP as of September 30, 2009.

We also maintain certain other share-based compensation plans, pursuant to which we did not grant awards during fiscal year 2010 and do not intend to grant any further awards in the future. Notwithstanding the foregoing, we also entered into a Stock Option Agreement, dated June 15, 2009 (the “Carnecchia Option Agreement”), with Max Carnecchia, our new President and Chief Executive Officer. Pursuant to the Carnecchia Option Agreement, we granted Mr. Carnecchia an option to purchase up to 800,000 shares of our common stock, at an exercise price equal to the fair market value of the stock as of the date of the grant. Subject to certain acceleration provisions in the event of a change of control or Mr. Carnecchia’s death or disability, the option will vest over four years with 200,000 shares vesting on the first anniversary of the grant date, and the remaining 600,000 shares vesting in equal monthly installments over the three-year period thereafter. The option represented by the Carnecchia Option Agreement was granted without stockholder approval as an inducement award pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules, and was not granted pursuant to any of our existing stock plans.

Share-Based Award Activity

Our stock options generally vest over four years and have a contractual term of 10 years. A summary of stock option activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(In thousands, except per share amounts)
Outstanding at April 1, 2009	2,935	$7.15
Granted	1,551	5.70
Exercised	(46)	4.44
Expired/Forfeited	(883)	7.52

Outstanding at September 30, 2009	3,557	6.46	778	7.44

Exercisable at September 30, 2009	1,622	7.26	270	5.07

RSUs granted under the 2004 Plan generally vest annually over three years and, once vested, do not expire. Upon vesting of an RSU, employees are generally issued an equivalent number of shares of our common stock. A summary of RSU activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands, except per share amounts)
Unvested at April 1, 2009	1,055	$5.72
Granted	350	5.93
Vested	(291)	5.43
Forfeited	(170)	5.52

Unvested at September 30, 2009	944	$5.92

Included in the vested shares for the period are approximately 88,000 shares tendered to us by employees for payment of minimum income tax obligations upon vesting of RSUs.

Share-Based Compensation Expense

The estimated fair value of our share-based awards is recognized as a charge against income on a straight-line basis over the requisite service period, which is generally the vesting period of the award. Total stock-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Cost of revenue	$49	$106	$112	$204
Product development	229	253	451	476
Sales and marketing	292	312	458	468
General and administrative	451	443	788	845

Total stock-based compensation expense	$1,021	$1,114	$1,809	$1,993

No stock-based compensation expense was capitalized in the periods presented. At September 30, 2009, the gross amount of unrecognized stock-based compensation expense relating to unvested share-based awards was approximately $9.9 million, which we anticipate recognizing as a charge against income over a weighted average period of 2.8 years.

4.	Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (i.e., dividends). For the three and six months ended September 30, 2009 and 2008, comprehensive income consists of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Net income	$1,846	$1,227	$2,590	$1,313
Foreign currency translation adjustment	(116)	241	(774)	348
Unrealized gain (loss) on marketable securities	14	(375)	18	(621)

Total comprehensive income	$1,744	$1,093	$1,834	$1,040

5.	Marketable Securities

Our marketable securities consist of debt securities with original maturities of greater than three months and include certificates of deposits and auction rate securities (“ARS”). With the exception of our ARS, our marketable securities have been classified as available-for-sale and are recorded at their estimated fair value. Unrealized losses which are not considered other than temporary and unrealized gains are included in accumulated other comprehensive loss in stockholders’ equity. Unrealized losses which are determined to be other than temporary are recorded as a charge against income. During the third quarter of fiscal year 2009, we reclassified our ARS from available-for-sale to trading securities. Trading securities are reported at fair value, with gains and losses resulting from changes in fair value recognized in other income (expense), net, in our condensed consolidated statements of operations. The cost of marketable securities sold is determined based on the specific identification method.

Marketable securities consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2009:
Certificates of deposit	$10,563	$—	$(7)	$10,556
Auction rate securities	11,583	—	—	11,583

	$22,146	$—	$(7)	$22,139

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2009:
Certificates of deposit	$20,940	$—	$(25)	$20,915
Auction rate securities	12,703	—	—	12,703

	$33,643	$—	$(25)	$33,618

The contractual maturities of our marketable securities at September 30, 2009 are as follows (in thousands):

Due within one year	$10,556
Due in one to five years	—
Due in five to ten years	—
Due after ten years	11,583

$22,139

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

As of September 30, 2009, we held $13.2 million in ARS at face value, which are collateralized by student loans, most of which were originated under the Federal Family Education Loan Program and are guaranteed by the United States Federal Department of Education. All of our ARS are AAA rated (or equivalent) by one or more of the major credit rating agencies. During the quarter, ARS with a par value of $1.4 million were called by the issuer at par.

Through February 2008, the par value of our ARS had approximated fair value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, all auctions for the ARS we hold have failed as the amount of ARS submitted for sale has exceeded the amount of purchase orders. The result of a failed auction is that these ARS continue to pay interest at contractually stated rates at each respective auction date; however, the liquidity of the ARS is limited until there is a successful auction, the issuer redeems the ARS, the ARS mature or until such time as other markets for these ARS develop. We have concluded that the estimated fair value of the ARS no longer approximates the par value due to the lack of liquidity. The ARS have been classified within Level 3 in accordance with fair value accounting guidance. Their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the ARS.

We estimated the fair value of our ARS as of September 30, 2009 utilizing a discounted cash flow analysis. The analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the issuer, expected future cash flows, and the estimated weighted average life of the contractual maturity of the underlying assets. Due to entering into an agreement whereby one of our investment firms will repurchase our ARS at par value, as discussed further below, we intend to sell the impaired securities prior to maturity and have determined that the decline in value of our ARS as of September 30, 2009 is other-than-temporary. Accordingly, in fiscal year 2009 we reversed prior unrealized losses on our ARS from accumulated other comprehensive income and recorded the losses as a charge to income during the same period. The total loss recognized in fiscal year 2009 on these ARS was $1.9 million. There was no gain or loss recognized during the quarter ended September 30, 2009 related to the ARS. During the quarter ended June 30, 2009, as a result of our analysis of fair value as described above, we recognized a gain on the ARS of $0.2 million.

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

The ARS Agreement covers ARS with a par value of $13.2 million and a fair value of $11.6 million as of September 30, 2009. We have accounted for the Put Option as a freestanding financial instrument and have elected to record the Put Option at fair value. This resulted in our recording a $1.7 million asset in fiscal year 2009 with a corresponding credit to income for the value of the Put Option. There was no gain or loss recognized during the quarter ended September 30, 2009 related to the Put Option. During the quarter ended June 30, 2009, the value of the Put Option increased $28,000 with a corresponding credit to income of the same amount.

The gain on the ARS and Put Option of $0.2 million for the six months ended September 30, 2009 is recorded in the interest and other income, net line in the accompanying condensed consolidated statement of operations. As we have the right to put our ARS to the Investment Firm beginning June 30, 2010 and we intend to do so, the ARS and the Put Option are classified as current assets on our condensed consolidated balance sheet as of September 30, 2009.

The following table summarizes the gross unrealized losses and fair value of our marketable securities with unrealized losses that are not considered to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities that have been in a continuous unrealized loss position, at September 30, 2009:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Certificates of deposit	$10,556	$(7)	$—	$—	$10,556	$(7)

	$10,556	$(7)	$—	$—	$10,556	$(7)

The unrealized losses on the certificates of deposit were primarily caused by fluctuations in market interest rates, and not the credit quality of the issuer, and we have the ability and intent to hold these securities until a recovery of fair value, which may be at maturity. As a result, we do not believe these securities to be other-than-temporarily impaired as of September 30, 2009.

6.	Fair Value

We carry our cash equivalents and marketable securities at market value. The carrying amount of accounts receivable, accounts payable and accrued liabilities are considered to be representative of their respective fair values due to their short-term nature.

We adopted fair value accounting guidance as of April 1, 2008 as required for financial assets and liabilities. Fair value accounting provides a definition of fair value establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements. The principles apply under accounting pronouncements which require measurement of fair value and do not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. Fair value accounting also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.

In accordance with fair value accounting, fair value measurements are classified under the following hierarchy:

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

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable. The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy:

	Carrying Value at September 30, 2009	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2009:
Auction rate securities	$11,583	—	—	$11,583
Auction rate securities put option	1,567	—	—	$1,567
Certificates of deposit	10,556	10,556	—	—

Total	$23,706	$10,556	—	$13,150

The following table summarizes the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Level 3 Inputs Auction Rate Securities
(In thousands)
Balance at April 1, 2009	$14,353
Redemption of auction rate securities	(1,450)
Auction rate securities put option	28
Realized gain on auction rate securities included in net income	219

Balance at September 30, 2009	13,150

7.	Segment Information

Our operations have been aggregated into one reportable segment given the similarities of economic characteristics between the operations and the common nature of the products, services and customers.

8.	Guarantees

Guarantee of Lease Obligation of Others

On April 30, 2004, we spun-off our drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. (“PDD”), into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. The landlords of our New Jersey facilities, which were used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $16.0 million as of September 30, 2009. In the event that PDD defaults on their lease commitment, we are permitted under the guarantee to sublease the facility in order to mitigate our lease obligation. In fiscal year 2005, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair market value of the guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. The liability for our guarantee of the lease obligation was $0.4 million at September 30, 2009 and March 31, 2009, respectively.

Other Guarantees and Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of September 30, 2009.

9.	Restructuring Activities

The following summarizes the changes in our accrued restructuring charges liability:

	Severance and Related Costs	Lease Obligation Exit and Facility Closure Costs	Total
	(In thousands)
Balance at March 31, 2008	$137	$1,397	$1,534
Additional severance and lease abandonment charges	896	—	896
Adjustments to liability	—	78	78
Cash payments	(835)	(302)	(1,137)
Effect of foreign exchange	(23)	(356)	(379)

Balance at March 31, 2009	175	817	992
Severance and lease abandonment recoveries (net of additional charges)	(74)	—	(74)
Adjustments to liability	(61)	99	38
Cash payments	(43)	(178)	(221)
Effect of foreign exchange	3	101	104

Balance at September 30, 2009	$—	$839	$839

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

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact this guidance may have on our results of operations, financial position and cash flows.

In September 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009. The new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact this guidance may have on our results of operations, financial position and cash flows.

During the quarter ended September 30, 2009, we adopted the new Accounting Standards Codification (“ASC”) as issued by the FASB. The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of this guidance did not have a material impact on our results of operations, financial position or cash flows.

During the quarter ended June 30, 2009, we adopted new accounting guidance as issued by the FASB related to subsequent events, which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this guidance did not have a material impact on our results of operations, financial position or cash flows.

During the quarter ended June 30, 2009, we adopted new accounting guidance as issued by the FASB which requires disclosures about fair value of financial instruments in interim reporting periods, provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, provides guidance when a transaction is not deemed an orderly transaction, and provides guidance related to the determination of other-than-temporary impairments to include the intent and ability of the holder as an indicator in the determination of whether an other-than-temporary impairment exists. The adoption of this guidance did not have a material impact on our results of operations, financial position or cash flows.

During the quarter ended June 30, 2009, we adopted new accounting guidance for the determination of the useful life of intangible assets as issued by the FASB. The new guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this pronouncement is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under other GAAP. The adoption of this guidance did not have a material impact on our results of operations, financial position or cash flows.

During the quarter ended June 30, 2009, we adopted new accounting guidance as issued by the FASB which delayed the effective date of fair value accounting for all non-financial assets and non-financial liabilities by one year, except those recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this guidance did not have a material impact on our results of operations, financial position or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used anywhere in this Quarterly Report on Form 10-Q (this “Report”), the words “expect”, “believe”, “anticipate”, “estimate”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements. These forward-looking statements may include statements addressing our future financial and operating results. We have based these forward-looking statements on our current expectations about future events. Such statements are subject to certain risks and uncertainties including those related to execution upon our strategic plans, the successful release and acceptance of new products, the demand for new and existing products, additional competition, changes in economic conditions and those described in documents we have filed with the Securities and Exchange Commission (the “SEC”), including this Report in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” and in our subsequent reports on Form 10-Q and Form 10-K. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Our Marketplace

Historically, we have primarily sold molecular modeling and simulation software. The market for molecular modeling and simulation products in the pharmaceutical and biotechnology industries is challenging due to the maturity of the market, industry consolidation, reduction in the level of discovery research activity, and increased competition, including competition from open source software. We also sell modeling and simulation products to the energy, aerospace, chemical, and consumer packaged goods industries. We believe these industries are in the early stages of adoption of these technologies. Thus we believe the market for our products within these industries is nascent. Following our acquisition of SciTegic, Inc., we began to offer data-pipelining and workflow software. This technology is widely applicable within our target industries and represents a significant growth opportunity in all industries which our computer aided design modeling and simulation and cheminformatics products currently serve. There is currently limited competition with this technology in our targeted industries.

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

Comparison of the Three Months Ended September 30, 2009 and 2008

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Three Months Ended September 30,
	2009	2008
Revenue	100%	100%
Cost of revenue	17%	18%

Gross profit	83%	82%
Operating expenses:
Product development	18%	19%
Sales and marketing	39%	41%
General and administrative	17%	16%
Restructuring charges	—%	—%

Total operating expenses	74%	76%

Operating income	9%	6%
Interest and other income and expense, net	1%	2%

Income before income taxes	9%	8%
Income tax expense	1%	2%

Net income	9%	6%

Revenue

Revenue decreased 1% to $20.0 million for the three months ended September 30, 2009, as compared to $20.1 million for the three months ended September 30, 2008. Revenues during the quarter ended September 30, 2009 were favorably impacted by an increase in software revenues of $0.5 million, offset by a decrease in services revenue of $0.4 million and maintenance and other revenue of $0.2 million.

Cost of Revenue

Cost of revenue decreased 6% to $3.4 million for the three months ended September 30, 2009, as compared to $3.5 million for the three months ended September 30, 2008. As a percentage of revenue, cost of revenue was 17% for the three months ended September 30, 2009 as compared to 18% for the three months ended September 30, 2008. The decrease in cost of revenue was due to lower personnel costs of approximately $0.2 million and favorable foreign currency fluctuations of $0.1 million, partially offset by an increase in consulting costs of approximately $0.1 million.

Operating Expenses

Product Development Expenses. Product development expenses decreased 7% to $3.6 million for the three months ended September 30, 2009, as compared to $3.8 million for the three months ended September 30, 2008. As a percentage of revenue, product development expenses decreased to 18% for the three months ended September 30, 2009, as compared to 19% for the three months ended September 30, 2008. The decrease in product development expenses was primarily attributable to favorable foreign currency fluctuations.

Sales and Marketing Expenses. Sales and marketing expenses decreased 5% to $7.8 million for the three months ended September 30, 2009, as compared to $8.2 million for the three months ended September 30, 2008. As a percentage of revenue, sales and marketing expenses decreased to 39% for the three months ended September 30, 2009, as compared to 41% for the three months ended September 30, 2008. The decrease in sales and marketing expense is primarily attributable to a decrease in personnel and related costs of approximately $0.6 million, partially offset by an increase in marketing related expenses of approximately $0.3 million.

General and Administrative Expenses. General and administrative expenses increased 5% to $3.4 million for the three months ended September 30, 2009, as compared to $3.3 million for the three months ended September 30, 2008. As a percentage of revenue, general and administrative expenses increased to 17% for the three months ended September 30, 2009, as compared to 16% for the three months ended September 30, 2008. The increase was primarily attributable to an increase in professional services fees of $0.2 million, partially offset by overhead cost savings of $0.1 million.

Restructuring Charges. Restructuring charges for the three months ended September 30, 2009 and 2008 related to the settlement of employee termination obligations.

Net Interest and Other Income

Net interest and other income was $0.3 million for the three months ended September 30, 2009, as compared to $0.4 million for the three months ended September 30, 2008. The decrease in net interest and other income was primarily attributable to lower interest income of approximately $0.3 million due to a decrease in interest rates obtained on our cash and marketable securities balances during the quarter ended September 30, 2009, partially offset by foreign currency exchange gains of $0.3 million.

Income Tax Expense

Income tax expense was $0.3 million for the three months ended September 30, 2009 as compared to $0.4 million for the three months ended September 30, 2008. The decrease in income tax expense was primarily attributable to fluctuations in taxable income in our foreign subsidiaries. Additionally, we generated additional income in the U.S. during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, which does not impact income tax expense as we do not generate taxable income in the U.S.

Comparison of the Six Months Ended September 30, 2009 and 2008

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Six Months Ended September 30,
	2009	2008
Revenue	100%	100%
Cost of revenue	17%	17%

Gross profit	83%	83%
Operating expenses:
Product development	19%	20%
Sales and marketing	40%	40%
General and administrative	17%	17%
Restructuring charges (recoveries)	(0)%	2%

Total operating expenses	76%	79%

Operating income	7%	4%
Interest and other income, net	1%	1%

Income before income taxes	8%	5%
Income tax expense	2%	2%

Net income	6%	3%

Revenue

Revenue decreased 1% to $40.1 million for the six months ended September 30, 2009, as compared to $40.4 million for the six months ended September 30, 2008. The decrease was primarily attributable to a decrease in maintenance and other revenue of approximately $0.7 million and a decrease in services revenue of $0.4 million, partially offset by an increase in software revenue of approximately $0.9 million.

Cost of Revenue

Cost of revenue decreased 3% to $6.8 million for the six months ended September 30, 2009, as compared to $7.0 million for the six months ended September 30, 2008. As a percentage of revenue, cost of revenue was consistent at 17% for each of the six months ended September 30, 2009 and 2008. The decrease in cost of revenues was due to favorable foreign currency fluctuations of approximately $0.4 million, offset by an increase in personnel and consulting costs of approximately $0.1 million and software royalties and distributor commissions of approximately $0.1 million.

Operating Expenses

Product Development Expenses. Product development expenses decreased 8% to $7.5 million for the six months ended September 30, 2009, as compared to $8.1 million for the six months ended September 30, 2008. As a percentage of revenue, product development expenses decreased to 19% for the six months ended September 30, 2009, as compared to 20% for the six months ended September 30, 2008. The decrease in product development expenses was primarily attributable to favorable foreign currency fluctuations.

Sales and Marketing Expenses. Sales and marketing expenses decreased 2% to $16.0 million for the six months ended September 30, 2009, as compared to $16.3 million for the six months ended September 30, 2008. As a percentage of revenue, sales and marketing expenses were consistent at 40% for each of the six months ended September 30, 2009 and 2008. The decrease in sales and marketing expenses is primarily attributable to favorable foreign currency fluctuations of approximately $0.4 million, as well as a decrease in personnel and related costs of $0.4 million. These items were partially offset by an increase in consulting and marketing related expenses of approximately $0.4 million.

General and Administrative Expenses. General and administrative expenses increased 5% to $7.1 million for the six months ended September 30, 2009, as compared to $6.7 million for the six months ended September 30, 2008. As a percentage of revenue, general and administrative expenses was consistent at 17% for each of the six months ended September 30, 2009 and 2008. The increase was primarily attributable to an increase in relocation expenses of $0.3 million as well as an increase in professional services fees of $0.4 million. These amounts were partially offset by overhead cost savings of $0.1 million and favorable foreign currency fluctuations of $0.1 million.

Restructuring Charges (Recoveries). Restructuring charges for the six months ended September 30, 2009 related to the receipt of payment on a claim made to our insurance company for reimbursement of the amounts paid to an employee terminated as part of a prior workforce reduction, as well as the settlement of employee termination obligations. Restructuring charges for the six months ended September 30, 2008 related to our plan completed in the quarter ended June 30, 2008 to realign our workforce in order to support our growth products.

Net Interest and Other Income

Net interest and other income was $0.3 million for the six months ended September 30, 2009, as compared to $0.6 million for the six months ended September 30, 2008. The decrease in net interest and other income was primarily attributable to lower interest income of approximately $0.7 million due to a decrease in interest rates obtained on our cash and marketable securities balances during the six months ended September 30, 2009, partially offset by a gain of $0.2 million related to our auction rate securities (“ARS”) portfolio as well as favorable foreign currency fluctuations of $0.1 million.

Income Tax Expense

Income tax expense was $0.6 million for the six months ended September 30, 2009, as compared to $0.7 million for the six months ended September 30, 2008. The decrease in income tax expense was primarily attributable to fluctuations in taxable income in our foreign subsidiaries. Additionally, we generated additional income in the U.S. during the six months ended September 30, 2009 as compared to the six months ended September 30, 2008, which does not impact income tax expense as we do not generate taxable income in the U.S.

Liquidity and Capital Resources

We had cash, cash equivalents, marketable securities, and restricted cash of $80.0 million as of September 30, 2009, as compared to $81.8 million as of March 31, 2009, a decrease of $1.8 million. The decrease in cash, cash equivalents, marketable securities and restricted cash during the six months ended September 30, 2009 was primarily attributable to cash used in operations of $3.2 million, partially offset by favorable foreign currency fluctuations of $1.2 million. Our quarterly operating cash flows are significantly impacted by changes in accounts receivable balances. Due to the seasonality of our business, accounts receivable balances have historically increased significantly in the third quarter of each fiscal year as a result of higher order intake. The collection of these accounts receivable balances has generally resulted in positive cash flows from operations in the fourth quarter of each fiscal year, while we have historically experienced negative cash flows from operations in the other three fiscal quarters.

Net cash used in operating activities was $3.2 million for the six months ended September 30, 2009, as compared to $2.5 million for the six months ended September 30, 2008. The increase in cash used in operating activities was primarily attributable to fluctuations in our accounts receivable and deferred revenue balances, partially offset by an increase in net income for the six months ended September 30, 2009.

Net cash provided by investing activities was $11.6 million for the six months ended September 30, 2009, as compared to net cash used in investing activities of $1.3 million for the six months ended September 30, 2008. Significant components of cash flows from investing activities for the six months ended September 30, 2009 included net purchases of property and equipment of $0.3 million, and a net decrease in our marketable securities portfolio of $11.8 million. Significant components of cash flows from investing activities for the six months ended September 30, 2008 included net purchases of property and equipment of $0.5 million, purchases of software licenses of $1.9 million, and a net decrease in our marketable securities portfolio of $1.1 million.

Net cash used in financing activities was $0.1 million for the six months ended September 30, 2009 as compared to net cash provided by financing activities of $0.5 million for the three months ended September 30, 2008. Cash flows from financing activities for both periods consisted solely of proceeds from the issuance of our common stock under employee stock plans, reduced by payments made to taxing authorities on behalf of our employees when tendering stock to us for settlement of minimum income tax liability upon vesting of restricted stock units.

As of September 30, 2009, we held $13.2 million in ARS at face value, which are collateralized by student loans, most of which were originated under the Federal Family Education Loan Program and are guaranteed by the United States Federal Department of Education. All of our ARS are AAA rated (or equivalent) by one or more of the major credit rating agencies. During the quarter, ARS with a par value of $1.4 million were called by the issuer at par.

Through February 2008, the face value of our ARS has approximated fair value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, all auctions for the ARS we hold have failed as the amount of ARS submitted for sale has exceeded the amount of purchase orders. The result of a failed auction is that these ARS continue to pay interest at contractually stated rates at each respective auction date; however, the liquidity of the ARS will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS develop. We have concluded that the estimated fair value of the ARS no longer approximates the face value due to the lack of liquidity. The ARS have been classified within Level 3 under fair value accounting. Their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the ARS.

We estimated the fair value of our ARS as of September 30, 2009 utilizing a discounted cash flow analysis. The analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the issuer, expected future cash flows, and the estimated weighted average life of the contractual maturity of the underlying assets. Due to entering into an agreement whereby one of our investment firms will repurchase our ARS at par value, as discussed further below, we intend to sell the impaired securities prior to maturity and have determined that the decline in value of our ARS as of September 30, 2009 is other-than-temporary. Accordingly, in fiscal year 2009 we reversed prior unrealized losses on our ARS from accumulated other comprehensive income and recorded the losses as a charge to income during the same period. The total loss recognized in fiscal year 2009 on these ARS was $1.9 million. There was no gain or loss recognized during the quarter ended September 30, 2009 related to the ARS. During the quarter ended June 30, 2009, as a result of our analysis of fair value as described above, we recognized a gain on the ARS of $0.2 million.

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

The ARS Agreement covers ARS with a par value of $13.2 million and a fair value of $11.6 million as of September 30, 2009. We have accounted for the Put Option as a freestanding financial instrument and have elected to record the Put Option at fair value. This resulted in our recording a $1.7 million asset in fiscal year 2009 with a corresponding credit to income for the value of the Put Option. There was no gain or loss recognized during the quarter ended September 30, 2009 related to the Put Option. During the quarter ended June 30, 2009, the value of the Put Option increased $28,000 with a corresponding credit to income of the same amount.

The gain on the ARS and Put Option of $0.2 million for the six months ended September 30, 2009 is recorded in the interest and other income, net line in the accompanying condensed consolidated statement of operations. As we have the right to put our ARS to the Investment Firm beginning June 30, 2010 and we intend to do so, the ARS and the Put Option are classified as current assets on our condensed consolidated balance sheet as of September 30, 2009.

On January 5, 2009, Mr. Mark Emkjer resigned as our President, Chief Executive Officer and as a member of the Board of Directors (the “Board”). In connection with Mr. Emkjer’s resignation, on January 6, 2009, we entered into a Separation Agreement and Release (the “Separation Agreement”). Pursuant to the Separation Agreement: (i) Mr. Emkjer remained employed by us through January 31, 2009 to assist with transitioning his duties; (ii) through September 30, 2009 we paid Mr. Emkjer $1,435,000, less applicable withholdings; (iii) each month for a period of 4 months following September 30, 2009, we will pay Mr. Emkjer the amount of $140,000, less applicable withholdings; and (vi) we will pay Mr. Emkjer’s COBRA benefits for a maximum of 24 months following the date of the termination of Mr. Emkjer’s employment. Our obligations to Mr. Emkjer pursuant to the Separation Agreement are contingent upon Mr. Emkjer’s abiding by certain non-competition, non-solicitation and non-disparagement obligations for a period of 24 months following the date of the termination of his employment, all as set forth in the Separation Agreement

We have funded our activities to date primarily through the sales of software licenses and related services and the issuance of equity securities.

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

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, those controls.

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

Certain Risks Related to Our Marketplace and Environment

Our revenue from the sale of computer aided design modeling and simulation software to the life science discovery research marketplace, which has historically constituted a significant portion of our overall revenue, has been declining over the past several years and may continue to decline in future years. Historically we have derived a significant portion of our revenue from the sale of computer aided design modeling and simulation software to the discovery research departments in pharmaceutical and biotechnology companies. Based on recurring analyses of incoming orders typically conducted by our sales and marketing departments, we estimate that orders for our computer aided design modeling and simulation software declined approximately 20% between fiscal year 2006 and fiscal year 2007, approximately 10% between fiscal year 2007 and 2008, and approximately 14% between fiscal year 2008 and 2009. While there is not a linear correlation between product orders and resulting revenue, we believe that our estimates of decreased product orders ultimately reflect a decline in revenue attributable to sales of our computer aided design modeling and simulation software products. We believe this decline is due to several factors, including industry consolidation, a general reduction in the level of discovery research activity by our customers, increased competition, including competition from open source software, and reductions in profit and related information technology spending by our customers. If such declines continue and we do not increase the revenue we derive from our other product and service offerings, our business could be adversely impacted.

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

On June 15, 2009, the Board appointed Max Carnecchia as our president and chief executive officer. Todd Johnson, our former interim president and chief executive officer was appointed as our senior vice president of marketing and operations on July 15, 2009. Leadership transitions can be inherently difficult to manage and may cause a disruption to our business or further turnover in key personnel. During this period of transition, there may be operational inefficiencies as our new president and chief executive officer becomes familiar with our business and operations.

Continued turmoil in the worldwide financial markets may negatively impact our business, results of operations, and financial condition. As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, declining valuations of certain investments, severely diminished liquidity and credit availability, the failure or sale of various financial institutions and an unprecedented level of government intervention. Many economists believe that the United States economy, and possibly the global economy, is in the midst of a prolonged recession. This protracted downturn may hurt our business in a number of ways, including through general decreases in spending and the adverse impact on our customers’ ability to obtain financing, which may lead to delays or failures in our signing customer agreements or signing customer agreements at reduced purchase levels. While we are unable to predict the likely duration and severity of the current disruption in the financial markets and the adverse economic conditions in the U.S. and other countries, any of the circumstances mentioned above could have a material adverse effect on our revenues, financial condition and results of operations

If we choose to acquire businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or to successfully integrate an acquired business or technology in a cost-effective and non-disruptive manner. From time to time, we may choose to acquire businesses, products or technologies instead of developing them ourselves. We do not know if we will be able to complete any acquisitions, or whether we will be able to successfully integrate any acquired businesses, operate them profitably or retain their key employees. Integrating any business, product or technology we acquire could be expensive and time-consuming, disrupt our ongoing business and distract company management. In addition, in order to finance any acquisition, we may utilize our existing funds, thereby lowering the amount of funds we currently have, or might need to raise additional funds through public or private equity or debt financings. Prolonged tightening of the financial markets may impact our ability to obtain financing to fund future acquisitions and we could be forced to obtain financing on less than favorable terms. Additionally, equity financings may result in dilution to our stockholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business could suffer. In addition, under certain circumstances, amortization of assets or charges resulting from the costs of acquisitions could harm our business, financial condition, or operating results.

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

We may be required to indemnify PDD, or may not be able to collect on indemnification rights from PDD. On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of the spin-off, we agreed to indemnify the indebtedness, liabilities and obligations of PDD. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under certain facility leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be as significant as the remaining future minimum lease payments, which totaled approximately $16.0 million as of September 30, 2009. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any failure by PDD to satisfy its obligations and any required payment by us could have a material adverse effect on our business.

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

We expect continued compliance with Sarbanes-Oxley to remain costly. Further, Sarbanes-Oxley and the related SEC and NASDAQ compliance rules may make it more difficult and expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified members of the Board, or qualified executive officers. We continually evaluate and monitor regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

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

Included in our marketable securities portfolio at September 30, 2009 were ARS that we purchased for $13.2 million. Under the terms of the ARS Agreement, we have the right to sell our ARS at par value to the Investment Firm between June 30, 2010 and July 2, 2012 and the Investment Firm has the right to purchase the ARS from us any time after the Acceptance Date as long as we receive par value. If the ARS Agreement expires or is otherwise terminated prior to the purchase or sale of the ARS under the terms of the ARS Agreement, or if the Investment Firm is unable to fulfill its obligations under the ARS Agreement, we may have no recourse beyond recovering or retaining the ARS for sale at future auctions. If such future auctions fail and the credit ratings of these investments deteriorate, the fair value of these ARS may decline further and we may incur additional impairment charges in connection with these securities, which would negatively affect our reported earnings, cash flows and financial condition.

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

As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares. As of October 19, 2009, the top ten institutional holders of our common stock held approximately 47% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

Anti-takeover provisions under the Delaware General Corporation Law, provisions in our certificate of incorporation and bylaws, and our adoption of a stockholder rights plan may make the accomplishment of mergers or the assumption of control by a principal stockholder more difficult, thereby making the removal of management more difficult. Certain provisions of the Delaware General Corporation Law may delay or deter attempts to secure control of our company without the consent of our management. Also, our governing documents provide for a staggered board of directors, which will make it more difficult for a potential acquirer to gain control of the Board. In 2002, we adopted a stockholder rights plan, which is triggered upon commencement or announcement of a hostile tender offer or when any one person or group acquires 15% or more of our common stock. The rights plan, once triggered, enables our stockholders (other than the stockholder responsible for triggering the rights plan) to purchase our common stock at reduced prices. These provisions of our governing documents and stockholder rights plan, and of Delaware law, could have the effect of delaying, deferring or preventing a change of control, including without limitation a proxy contest, making the acquisition of a substantial block of our common stock more difficult. The provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. Further, the existence of these anti-takeover measures may cause potential bidders to look elsewhere, rather than initiating acquisition discussions with us.

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

Item 4.	Submission of Matters to a Vote of Security Holders

On August 27, 2009, we held our Annual Meeting of Stockholders at which the stockholders:

(1)	Elected Max Carnecchia and Christopher J. Steffen to the Board of Directors (the “Board”), to serve for a three-year term to expire at the 2012 Annual Meeting of Stockholders.

(2)	Ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2010.

The following directors received the number of votes set opposite his name:

	For Election	Votes Against or Withheld
Max Carnecchia	23,188,284	1,972,477
Christopher J. Steffen	15,331,867	9,829,061

The ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm received 22,068,644 affirmative votes (for the selection), 3,073,903 negative votes (against the selection), and 18,380 votes abstained.

Kenneth L. Coleman and Ricardo B. Levy, Ph.D. continued in office as members of the Board, with their terms expiring at the 2010 Annual Meeting of Stockholders. Larry Ferguson and Jeffrey Rodek continued in office as members of the Board, with their terms expiring at the 2011 Annual Meeting of Stockholders.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.1 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

3.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.2 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.2 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

3.4	Certificate of Amendment of Amended and Restated Certificate of Accelrys, Inc. (incorporated by reference to Exhibit 3.4 to Accelrys, Inc.’s Quarterly Report Form 10-Q for the quarterly period ended September 30, 2007).

3.5	Amended and Restated Bylaws of Accelrys, Inc. as amended on June 9, 2005 (incorporated by reference to Exhibit 3.3 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

4.1	Rights Agreement, dated as of September 6, 2002, between Pharmacopeia, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A thereto the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and Exhibit B thereto the Form of Right Certificate (incorporated by reference to Exhibit 4.1 to Accelrys, Inc.’s Report on Form 8-K dated September 4, 2002).

10.1	Letter Agreement, dated July 15, 2009, between Todd Johnson and Accelrys, Inc. (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Current Report Form 8-K dated July 20, 2009).

Exhibit Number	Description
31.1*	Section 302 Certification of the Principal Executive Officer

31.2*	Section 302 Certification of the Principal Financial Officer

32.1*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELRYS, INC.

By:	/s/ RICK E. RUSSO
Rick E. Russo
Senior Vice President and Chief Financial
Officer (Duly Authorized Officer, Principal
Financial Officer and Principal Accounting
Officer)

Date: November 6, 2009