Form 10-Q
period 2009-12-31
ACCELRYS, INC.
filed 2010-02-09
CIK 1002388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of January 15, 2010, was 27,653,718 net of treasury shares.

ACCELRYS, INC.

FORM 10-Q — QUARTERLY REPORT

For The Quarterly Period Ended December 31, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Accelrys, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2009	March 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,429	$40,595
Marketable securities	11,607	20,915
Trade receivables, net of allowance for doubtful accounts of $163 as of December 31, 2009 and $172 as of March 31, 2009	31,619	21,860
Prepaid expenses, deferred tax assets and other current assets	5,229	3,403

Total current assets	108,884	86,773
Marketable securities, net of current portion	—	12,703
Restricted cash	5,560	7,556
Property and equipment, net	2,554	3,099
Goodwill	42,663	42,663
Purchased intangible assets, net	4,541	5,627
Other assets	568	2,193

Total assets	$164,770	$160,614

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$438	$1,411
Accrued liabilities	5,683	4,380
Accrued compensation and benefits	7,780	9,308
Current portion of accrued restructuring charges	115	328
Current portion of deferred revenue	55,356	56,179

Total current liabilities	69,372	71,606
Deferred revenue, net of current portion	1,540	1,045
Deferred tax liability	2,254	1,723
Accrued restructuring charges, net of current portion	577	664
Lease-related liabilities, net of current portion	4,382	4,817
Stockholders’ equity:
Preferred stock, $.0001 par value; 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 60,000 shares authorized; 28,306 and 27,871 shares issued at December 31, 2009 and March 31, 2009, respectively	3	3
Additional paid-in capital	271,193	268,194
Lease guarantee	(399)	(446)
Treasury stock; 644 shares at each of December 31, 2009 and March 31, 2009	(8,340)	(8,340)
Accumulated deficit	(176,991)	(180,560)
Accumulated other comprehensive income	1,179	1,908

Total stockholders’ equity	86,645	80,759

Total liabilities and stockholders’ equity	$164,770	$160,614

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Revenue	$22,071	$20,609	$62,200	$61,021
Cost of revenue	4,096	4,385	10,896	11,390

Gross margin	17,975	16,224	51,304	49,631
Operating expenses:
Product development	3,526	3,440	10,980	11,550
Sales and marketing	9,387	8,815	25,342	25,122
General and administrative	3,956	3,205	11,026	9,925
Restructuring charges (recoveries)	(16)	—	(90)	850

Total operating expenses	16,853	15,460	47,258	47,447

Operating income	1,122	764	4,046	2,184
Interest and other income, net	352	423	620	1,046

Income before taxes	1,474	1,187	4,666	3,230
Income tax expense	495	177	1,097	907

Net income	$979	$1,010	$3,569	$2,323

Basic and diluted net income per share	$0.04	$0.04	$0.13	$0.09
Weighted average shares used to compute net income per share:
Basic	27,602	27,145	27,470	27,049
Diluted	27,788	27,186	27,704	27,186

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$3,569	$2,323
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,269	2,850
Share-based compensation	2,916	3,112
Other	(408)	208
Changes in operating assets and liabilities:
Trade receivables	(8,646)	(7,363)
Prepaid expenses and other current assets	(309)	807
Other assets	(77)	496
Accounts payable	(1,020)	(654)
Accrued liabilities and compensation	(895)	(126)
Deferred revenue	(2,889)	(287)

Net cash (used in) provided by operating activities	(5,490)	1,366
Cash flows from investing activities:
Purchases of property and equipment, net	(472)	(596)
Purchase of software license	—	(1,885)
Decrease in restricted cash	2,189	—
Purchases of marketable securities	(19,192)	—
Proceeds from maturities of marketable securities	41,777	1,122

Net cash provided by (used in) investing activities	24,302	(1,359)
Cash flows from financing activities:
Proceeds from issuance of common stock	615	984
Common stock tendered for payment of withholding taxes	(541)	(263)

Net cash provided by financing activities	74	721
Effect of changes in exchange rates on cash and cash equivalents	948	(686)

Increase in cash and cash equivalents	19,834	42
Cash and cash equivalents at beginning of period	40,595	53,126

Cash and cash equivalents at end of period	$60,429	$53,168

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Financial Statement Preparation

The condensed consolidated financial statements of Accelrys, Inc. (“we”, “our” or “us”) as of December 31, 2009, and for the three and nine months ended December 31, 2009 and 2008 are unaudited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. We have evaluated subsequent events through February 9, 2010.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to share-based compensation, income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual future results could differ from those estimates.

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

At December 31, 2009 and March 31, 2009, we had $1.9 million of capitalized software purchased from third parties. This amount is included in purchased intangible assets, net, in the accompanying condensed consolidated balance sheets. These costs are being amortized to cost of revenue on a straight-line basis over their estimated useful life of five years. Amortization expense was $0.1 million for each of the quarters ended December 31, 2009 and 2008, and $0.3 million for each of the nine-month periods ended December 31, 2009 and 2008.

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

We assess the recoverability of our deferred tax assets on an ongoing basis. In making this assessment we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgment. We do not recognize current and future tax benefits until it is deemed probable that certain tax positions will be sustained. We have provided a full valuation allowance on all of our US and UK deferred tax assets. In general, any realization of our net deferred tax asset will reduce our effective rate in future periods. However, the realization of deferred tax assets that are related to net operating losses that were generated by tax deductions resulting from the exercise of non-qualified stock options will be a direct increase to stockholder’s equity.

We determine whether the benefits of our tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. We recognize the impact of an uncertain income tax position taken on our income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. We have an unrecognized tax benefit of $11.5 million related to pre-acquisition net operating losses (“NOLs”) from acquisitions outside of the U.S. Upon realization of these pre-acquisition NOLs, we will recognize the benefit as a credit to income. As of December 31, 2009, we have not realized the benefit of any of these pre-acquisition NOLs.

As previously noted, we have provided for a full valuation allowance against our US and UK NOLs. As of December 31, 2009, evidence does not support release of this valuation allowance. However, as we continue to evaluate our deferred tax assets, it is possible that a portion of our deferred tax assets may be realized during the year and accordingly, a portion or all of the valuation allowance recorded against those deferred tax assets may be released.

Interest and penalties related to income tax matters are recognized in income tax expense. During the three and nine months ended December 31, 2009 we did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of December 31, 2009.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Numerator:
Net income	$979	$1,010	$3,569	$2,323
Denominator:
Weighted average common shares outstanding	27,602	27,145	27,470	27,049
Dilutive potential common stock equivalents	186	41	234	137

Weighted average shares and dilutive potential common shares	27,788	27,186	27,704	27,186

Basic and diluted net income per share	$0.04	$0.04	$0.13	$0.09

Potentially dilutive common share equivalents that were excluded from the diluted net income per share calculations as their effect would be anti-dilutive totaled 3.5 million shares and 3.1 million shares for the three and nine months ended December 31, 2009, respectively, and 3.1 million shares for each of the three and nine months ended December 31, 2008.

3.	Share-Based Payments

Share-Based Compensation Plans

On August 2, 2005, our stockholders approved the Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan authorizes the grant of equity awards to purchase up to that number of shares of our common stock equal to the sum of (i) 1,900,000 shares and (ii) the number of shares of common stock underlying any stock awards granted under certain prior share-based compensation plans that expire or are cancelled or forfeited without having been exercised in full or that are repurchased by us. The types of equity awards that may be granted under the 2004 Plan to our officers, directors, employees and consultants include stock options, RSUs, restricted stock awards, common stock awards, stock appreciation rights, performance awards and deferred stock units. Pursuant to the 2004 Plan, any shares of common stock that are awarded under the 2004 Plan as RSUs, restricted stock awards, common stock awards, performance awards or deferred stock units (but not as stock options or stock appreciation rights) are counted against the maximum number of shares of common stock available for issuance under the 2004 Plan based on a 1.15-to-1 ratio. The terms and conditions of specific awards are set at the discretion of our board of directors although generally awards vest over not more than four years, expire no later than ten years from the date of grant and do not have exercise prices less than the fair market value of the underlying common stock on the date of grant. At December 31, 2009, approximately 1,190,000 shares of our common stock remained available for issuance pursuant to awards granted under the 2004 Plan.

On August 2, 2005, our stockholders also approved the ESPP, under which we have reserved 1,000,000 shares of our common stock for issuance. Under the ESPP, employees may defer up to 10% of their base salary to purchase shares of our common stock, up to a maximum of 1,000 shares per offering period. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable offering period or the applicable purchase date. To date, we have issued approximately 505,000 shares under the ESPP and approximately 495,000 shares remained available for future issuance under the ESPP as of December 31, 2009.

We also maintain certain other share-based compensation plans, pursuant to which we have not granted awards during fiscal year 2010 and do not intend to grant any further awards in the future. Notwithstanding the foregoing, we also entered into a Stock Option Agreement, dated June 15, 2009 (the “Carnecchia Option Agreement”), with Max Carnecchia, our new President and Chief Executive Officer. Pursuant to the Carnecchia Option Agreement, we granted Mr. Carnecchia an option to purchase up to 800,000 shares of our common stock, at an exercise price equal to the fair market value of the stock as of the date of the grant. Subject to certain acceleration provisions in the event of a change of control or Mr. Carnecchia’s death or disability, the option will vest over four years with 200,000 shares vesting on the first anniversary of the grant date, and the remaining 600,000 shares vesting in equal monthly installments over the three-year period thereafter. The option represented by the Carnecchia Option Agreement was granted without stockholder approval as an inducement award pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules, and was not granted pursuant to any of our existing stock plans.

Share-Based Award Activity

Our stock options generally vest over four years and have a contractual term of 10 years. A summary of stock option activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(In thousands, except per share amounts)
Outstanding at April 1, 2009	2,935	$7.15
Granted	1,712	5.69
Exercised	(46)	4.44
Expired/Forfeited	(975)	7.47

Outstanding at December 31, 2009	3,626	6.41	712	7.11

Exercisable at December 31, 2009	1,651	7.21	247	4.54

RSUs granted under the 2004 Plan generally vest annually over three years and, once vested, do not expire. Upon vesting of an RSU, employees are generally issued an equivalent number of shares of our common stock. A summary of RSU activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands, except per share amounts)
Unvested at April 1, 2009	1,055	$5.72
Granted	425	5.86
Vested	(328)	5.43
Forfeited	(210)	6.12

Unvested at December 31, 2009	942	$5.79

Included in the vested shares for the period are approximately 100,000 shares tendered to us by employees for payment of minimum income tax obligations upon vesting of RSUs.

Share-Based Compensation Expense

The estimated fair value of our share-based awards is recognized as a charge against income on a straight-line basis over the requisite service period, which is generally the vesting period of the award. Total share-based compensation expense recognized in our condensed consolidated statements of operations for the three and nine months ended December 31, 2009 and 2008 was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(In thousands)
Cost of revenue	$86	$106	$198	$310
Product development	253	255	704	731
Sales and marketing	305	342	763	810
General and administrative	463	416	1,251	1,261

Total share-based compensation expense	$1,107	$1,119	$2,916	$3,112

No share-based compensation expense was capitalized in the periods presented. At December 31, 2009, the gross amount of unrecognized share-based compensation expense relating to unvested share-based awards was approximately $9.2 million, which we anticipate recognizing as a charge against income over a weighted average period of 2.7 years.

4.	Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (i.e., dividends). For the three and nine months ended December 31, 2009 and 2008, comprehensive income consists of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(In thousands)
Net income	$979	$1,010	$3,569	$2,323
Foreign currency translation adjustment	20	543	(754)	891
Unrealized gain (loss) on marketable securities	7	(1,574)	25	(2,195)
Reclassification of realized losses to net income	—	2,876	—	2,876

Total comprehensive income	$1,006	$2,855	$2,840	$3,895

5.	Marketable Securities

Our marketable securities consist of auction rate securities (“ARS”) with original maturities of greater than three months. During the third quarter of fiscal year 2009, we reclassified our ARS from available-for-sale to trading securities. Trading securities are reported at fair value, with gains and losses resulting from changes in fair value recognized in other income, net, in our condensed consolidated statements of operations. As of December 31, 2009 all unrealized losses on our ARS have been recorded as a charge against income. The cost of marketable securities sold is determined based on the specific identification method.

Marketable securities consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2009:
Auction rate securities	$11,607	—	—	$11,607

	$11,607	$—	$—	$11,607

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2009:
Certificates of deposit	$20,940	$—	$(25)	$20,915
Auction rate securities	12,703	—	—	12,703

	$33,643	$—	$(25)	$33,618

The contractual maturities of our marketable securities at December 31, 2009 are as follows (in thousands):

Due within one year	$—
Due in one to five years	—
Due in five to ten years	—
Due after ten years	11,607

$11,607

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

As of December 31, 2009, we held $13.0 million in ARS at par value, which are collateralized by student loans, most of which were originated under the Federal Family Education Loan Program and are guaranteed by the United States Federal Department of Education. All of our ARS are AAA rated (or equivalent) by one or more of the major credit rating agencies. During the quarter, ARS with a par value of $0.2 million were called by the issuer at par.

Through February 2008, the par value of our ARS approximated fair value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, all auctions for the ARS we hold have failed as the amount of ARS submitted for sale has exceeded the amount of purchase orders. The result of a failed auction is that these ARS continue to pay interest at contractually stated rates at each respective auction date; however, the liquidity of the ARS is limited until there is a successful auction, the issuer redeems the ARS, the ARS mature or until such time as other markets for these ARS develop. We have concluded that the estimated fair value of the ARS no longer approximates the par value due to the lack of liquidity. The ARS have been classified within Level 3 in accordance with fair value accounting guidance. Their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the ARS.

We estimated the fair value of our ARS as of December 31, 2009 utilizing a discounted cash flow analysis. The analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the issuer, expected future cash flows, and the estimated weighted average life of the contractual maturity of the underlying assets. Due to entering into an agreement whereby one of our investment firms will repurchase our ARS at par value, as discussed further below, we intend to sell the impaired securities prior to maturity and have determined that the decline in value of our ARS as of December 31, 2009 is other-than-temporary. Accordingly, in fiscal year 2009 we reversed prior unrealized losses on our ARS from accumulated other comprehensive income and recorded the losses as a charge to income during the same period. The gain recognized for the change in fair value of the ARS was $0 and $0.2 million for the three and nine months ended December 31, 2009, respectively.

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

The ARS Agreement covers ARS with a par value of $13.0 million and a fair value of $11.6 million as of December 31, 2009. We have accounted for the Put Option as a freestanding financial instrument and have elected to record the Put Option at fair value, which was $1.3 million as of December 31, 2009. The gain recognized for the change in fair value of the Put Option was $0 and $28,000 for the three and nine months ended December 31, 2009, respectively.

The combined gain on the ARS and Put Option of $0.2 million for the nine months ended December 31, 2009 is recorded in the interest and other income, net line in the accompanying condensed consolidated statements of operations. As we have the right to put our ARS to the Investment Firm beginning June 30, 2010 and we intend to do so, the ARS and the Put Option are classified as current assets on our condensed consolidated balance sheet as of December 31, 2009.

6.	Fair Value

We carry our cash equivalents and marketable securities at market value. The carrying amount of accounts receivable, accounts payable and accrued liabilities are considered to be representative of their respective fair values due to their short-term nature.

We adopted fair value accounting guidance as of April 1, 2008 as required for financial assets and liabilities. Fair value accounting provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements. The principles apply under accounting pronouncements which require measurement of fair value and do not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. Fair value accounting also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.

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

	Carrying Value at December 31, 2009	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2009:
Auction rate securities	$11,607	—	—	$11,607
Auction rate securities put option	$1,343	—	—	$1,343

Total	$12,950	—	—	$12,950

The following table summarizes the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Level 3 Inputs Auction Rate Securities
(In thousands)
Balance at April 1, 2009	$14,353
Redemption of auction rate securities	(1,650)
Change in fair value of auction rate securities put option	28
Realized gain on auction rate securities included in net income	219

Balance at December 31, 2009	12,950

7.	Guarantees

Guarantee of Lease Obligation of Others

On April 30, 2004, we spun-off our drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. (“PDD”), into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. The landlords of our New Jersey facilities, which were used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $15.5 million as of December 31, 2009. In the event that PDD defaults on their lease commitment, we are permitted under the guarantee to sublease the facility in order to mitigate our lease obligation. In fiscal year 2005, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair market value of the guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. The liability for our guarantee of the lease obligation was $0.4 million at December 31, 2009 and March 31, 2009, respectively.

Other Guarantees and Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of December 31, 2009.

8.	Restructuring Activities

The following summarizes the changes in our accrued restructuring charges liability:

	Severance and Related Costs	Lease Obligation Exit and Facility Closure Costs	Total
	(In thousands)
Balance at March 31, 2008	$137	$1,397	$1,534
Additional severance and lease abandonment charges	896	—	896
Adjustments to liability	—	78	78
Cash payments	(835)	(302)	(1,137)
Effect of foreign exchange	(23)	(356)	(379)

Balance at March 31, 2009	175	817	992
Severance and lease abandonment recoveries (net of additional charges)	(74)	(16)	(90)
Adjustments to liability	(61)	127	66
Cash payments	(43)	(339)	(382)
Effect of foreign exchange	3	103	106

Balance at December 31, 2009	$—	$692	$692

In periods prior to fiscal year 2006, we implemented various actions designed to improve our operations and overall financial performance through workforce reductions and the abandonment of leased facilities. All severance benefits related to these workforce reductions have been fully paid. Our remaining obligations under the lease obligations terminated during the quarter ended June 30, 2009.

In March 2006, we implemented various actions designed to realign our resources with our portfolio of products and services, eliminate redundancies in our workforce and streamline our operations through workforce reductions and abandoning two leased facilities in the United Kingdom. As a result of the implementation of these actions, we recognized a charge of $3.2 million, consisting of $1.8 million in severance benefits from the termination of approximately 50 employees and $1.4 million for our future lease obligations related to the abandoned facility, net of estimated future sublease income. In fiscal year 2007, we recognized a charge of $0.3 million for estimated additional severance benefits to be paid to certain employees terminated under the original restructuring plan and associated legal expenses. The final severance benefits were paid in the quarter ended June 30, 2009. Additionally, in fiscal year 2007 we recorded an additional lease abandonment charge of $0.3 million. In the quarter ended September 30, 2009, we received a $0.2 million payment on a claim made to our insurance company for reimbursement of the amounts paid to an employee terminated as part of a prior workforce reduction. During the quarter ended December 31, 2009, we bought out the remaining term of one of our lease obligations for $0.1 million, which approximated our remaining liability under the terms of the lease. The lease obligation for the remaining abandoned facility terminates in fiscal year 2022.

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

In September 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact this guidance may have on our results of operations, financial position and cash flows.

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

During the quarter ended September 30, 2009, we adopted the new Accounting Standards Codification (“ASC”) as issued by the FASB. The ASC has become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of this guidance did not have a material impact on our results of operations, financial position or cash flows.

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

References to foreign currency fluctuations presented below assume that current period amounts recorded in foreign subsidiaries were translated at the foreign exchange rate in effect in the preceding period.

Comparison of the Three Months Ended December 31, 2009 and 2008

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Three Months Ended December 31,
	2009	2008
Revenue	100%	100%
Cost of revenue	19%	21%

Gross profit	81%	79%
Operating expenses:
Product development	16%	17%
Sales and marketing	43%	43%
General and administrative	17%	15%
Restructuring charges (recoveries)	—%	—%

Total operating expenses	76%	75%

Operating income	5%	4%
Interest and other income and expense, net	2%	2%

Income before income taxes	7%	6%
Income tax expense	3%	1%

Net income	4%	5%

Revenue

Revenue increased 7% to $22.1 million for the three months ended December 31, 2009, as compared to $20.6 million for the three months ended December 31, 2008. Revenues during the quarter ended December 31, 2009 were favorably impacted by an increase in software revenues of $1.2 million and services revenues of $0.3 million, partially offset by a decrease in maintenance and other revenue of $0.1 million.

Cost of Revenue

Cost of revenue decreased 7% to $4.1 million for the three months ended December 31, 2009, as compared to $4.4 million for the three months ended December 31, 2008. As a percentage of revenue, cost of revenue decreased to 19% for the three months ended December 31, 2009 as compared to 21% for the three months ended December 31, 2008. The decrease in cost of revenues was primarily due to a decrease in purchased intangible asset amortization.

Operating Expenses

Product Development Expenses. Product development expenses increased 3% to $3.5 million for the three months ended December 31, 2009, as compared to $3.4 million for the three months ended December 31, 2008. As a percentage of revenue, product development expenses decreased to 16% for the three months ended December 31, 2009, as compared to 17% for the three months ended December 31, 2008. The increase in product development expenses was attributable to an increase in personnel related costs of $0.2 million, partially offset by a decrease in overhead costs of $0.1 million.

Sales and Marketing Expenses. Sales and marketing expenses increased 6% to $9.4 million for the three months ended December 31, 2009, as compared to $8.8 million for the three months ended December 31, 2008. As a percentage of revenue, sales and marketing expenses remained consistent at 43% for each of the three months ended December 31, 2009 and 2008. The increase in sales and marketing expenses is primarily attributable to an increase in consulting costs of $0.3 million, unfavorable foreign currency fluctuations of $0.2 million, and increased personnel costs of $0.1 million.

General and Administrative Expenses. General and administrative expenses increased 23% to $4.0 million for the three months ended December 31, 2009, as compared to $3.2 million for the three months ended December 31, 2008. As a percentage of revenue, general and administrative expenses increased to 17% for the three months ended December 31, 2009, as compared to 15% for the three months ended December 31, 2008. The increase in general and administrative expenses was primarily attributable to an increase in severance charges of $0.4 million, as well as an increase in recruiting and relocation charges of $0.2 million.

Restructuring Charges (Recoveries). Restructuring charges (recoveries) for the three months ended December 31, 2009 related to the termination of a lease obligation.

Net Interest and Other Income

Net interest and other income was $0.4 million for each of the three months ended December 31, 2009 and 2008. The slight decrease in net interest and other income was primarily attributable to lower interest income of approximately $0.2 million due to a decrease in interest rates obtained on our cash and marketable securities balances during the quarter ended December 31, 2009. This was partially offset by a $0.1 million loss recognized during the quarter ended December 31, 2008 related to our ARS portfolio.

Income Tax Expense

Income tax expense was $0.5 million for the three months ended December 31, 2009 as compared to $0.2 million for the three months ended December 31, 2008. The increase in income tax expense was primarily attributable to fluctuations in taxable income in our foreign subsidiaries. Our effective tax rate was below the statutory rate for both periods due to U.S. earnings which were offset by net operating losses for which a valuation allowance had previously been recorded.

Comparison of the Nine Months Ended December 31, 2009 and 2008

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Nine Months Ended December 31,
	2009	2008
Revenue	100%	100%
Cost of revenue	18%	19%

Gross profit	82%	81%
Operating expenses:
Product development	17%	19%
Sales and marketing	41%	41%
General and administrative	17%	16%
Restructuring charges (recoveries)	—%	1%

Total operating expenses	75%	77%

Operating income	7%	4%
Interest and other income, net	1%	1%

Income before income taxes	8%	5%
Income tax expense	2%	1%

Net income	6%	4%

Revenue

Revenue increased 2% to $62.2 million for the nine months ended December 31, 2009, as compared to $61.0 million for the nine months ended December 31, 2008. The increase was primarily attributable to an increase in software revenue of $2.0 million, partially offset by a decrease in maintenance and other revenue of $0.8 million.

Cost of Revenue

Cost of revenue decreased 4% to $10.9 million for the nine months ended December 31, 2009, as compared to $11.4 million for the nine months ended December 31, 2008. As a percentage of revenue, cost of revenue decreased to 18% for the nine months ended December 31, 2009, as compared to 19% for the nine months ended December 31, 2008. The decrease in cost of revenues was primarily attributable to a decrease in purchased intangible asset amortization of $0.3 million and a decrease in share-based compensation expense of $0.1 million.

Operating Expenses

Product Development Expenses. Product development expenses decreased 5% to $11.0 million for the nine months ended December 31, 2009, as compared to $11.6 million for the nine months ended December 31, 2008. As a percentage of revenue, product development expenses decreased to 17% for the nine months ended December 31, 2009, as compared to 19% for the nine months ended December 31, 2008. The decrease in product development expenses was primarily attributable to favorable foreign currency fluctuations of $0.5 million and a decrease in consulting costs of $0.4 million. These amounts were partially offset by an increase in personnel related costs of $0.5 million.

Sales and Marketing Expenses. Sales and marketing expenses increased 1% to $25.3 million for the nine months ended December 31, 2009, as compared to $25.1 million for the nine months ended December 31, 2008. As a percentage of revenue, sales and marketing expenses were consistent at 41% for each of the nine months ended December 31, 2009 and 2008. The increase in sales and marketing expenses is primarily attributable to an increase in consulting costs of $0.7 million, partially offset by unfavorable foreign currency fluctuations of $0.2 million and a decrease in personnel related costs of $0.2 million.

General and Administrative Expenses. General and administrative expenses increased 11% to $11.0 million for the nine months ended December 31, 2009, as compared to $9.9 million for the nine months ended December 31, 2008. As a percentage of revenue, general and administrative expenses increased to 17% for the nine months ended December 31, 2009, as compared to 16% for the nine months ended December 31, 2008. The increase in general and administrative expenses was primarily attributable to an increase in severance charges of $0.4 million, as well as an increase in recruiting and relocation charges of $0.5 million.

Restructuring Charges (Recoveries). Restructuring charges for the nine months ended December 31, 2009 related to the receipt of payment on a claim made to our insurance company for reimbursement of the amounts paid to an employee terminated as part of a prior workforce reduction, as well as the settlement of employee termination and lease obligations. Restructuring charges for the nine months ended December 31, 2008 related to our plan to realign our workforce in order to support our growth products completed in the quarter ended June 30, 2008.

Net Interest and Other Income

Net interest and other income was $0.6 million for the nine months ended December 31, 2009, as compared to $1.0 million for the nine months ended December 31, 2008. The decrease in net interest and other income was primarily attributable to lower interest income of approximately $0.9 million due to a decrease in interest rates obtained on our cash and marketable securities balances during the nine months ended December 31, 2009, partially offset by a $0.4 million change in the charge to the income statement related to our auction rate securities portfolio as well as favorable foreign currency fluctuations of $0.1 million.

Income Tax Expense

Income tax expense was $1.1 million for the nine months ended December 31, 2009, as compared to $0.9 million for the nine months ended December 31, 2008. The increase in income tax expense was primarily attributable to fluctuations in taxable income in our foreign subsidiaries. Our effective tax rate was below the statutory rate for both periods due to U.S. earnings which were offset by net operating losses for which a valuation allowance had previously been recorded.

Liquidity and Capital Resources

We had cash, cash equivalents, marketable securities, and restricted cash of $77.6 million as of December 31, 2009, as compared to $81.8 million as of March 31, 2009, a decrease of $4.2 million. The decrease in cash, cash equivalents, marketable securities and restricted cash during the nine months ended December 31, 2009 was primarily attributable to cash used in operations of $5.5 million and purchases of property and equipment of $0.5 million, partially offset by favorable foreign currency fluctuations of $0.9 million. Our quarterly operating cash flows are significantly impacted by changes in accounts receivable balances. Due to the seasonality of our business, accounts receivable balances have historically increased significantly in the third quarter of each fiscal year as a result of higher order intake. The collection of these accounts receivable balances has generally resulted in positive cash flows from operations in the fourth quarter of each fiscal year, while we have historically experienced negative cash flows from operations in the other three fiscal quarters.

Net cash used in operating activities was $5.5 million for the nine months ended December 31, 2009, as compared to net cash provided by operating activities of $1.4 million for the nine months ended December 31, 2008. The increase in cash used in operating activities was primarily attributable to fluctuations in our accounts receivable and deferred revenue balances, partially offset by an increase in net income for the nine months ended December 31, 2009.

Net cash provided by investing activities was $24.3 million for the nine months ended December 31, 2009, as compared to net cash used in investing activities of $1.4 million for the nine months ended December 31, 2008. Significant components of cash flows from investing activities for the nine months ended December 31, 2009 included net purchases of property and equipment of $0.5 million, a net decrease in our marketable securities portfolio of $22.6 million and a decrease in our restricted cash of $2.2 million. Significant components of cash flows from investing activities for the nine months ended December 31, 2008 included net purchases of property and equipment of $0.6 million, purchases of software licenses of $1.9 million, and a net decrease in our marketable securities portfolio of $1.1 million.

Net cash provided by financing activities was $0.1 million for the nine months ended December 31, 2009 as compared to $0.7 million for the nine months ended December 31, 2008. Cash flows from financing activities for both periods consisted solely of proceeds from the issuance of our common stock under employee stock plans, reduced by payments made to taxing authorities on behalf of our employees when tendering stock to us for settlement of minimum income tax liability upon vesting of restricted stock units.

As of December 31, 2009, we held $13.0 million in ARS at par value, which are collateralized by student loans, most of which were originated under the Federal Family Education Loan Program and are guaranteed by the United States Federal Department of Education. All of our ARS are AAA rated (or equivalent) by one or more of the major credit rating agencies. During the quarter, ARS with a par value of $0.2 million were called by the issuer at par.

Through February 2008, the par value of our ARS approximated fair value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, all auctions for the ARS we hold have failed as the amount of ARS submitted for sale has exceeded the amount of purchase orders. The result of a failed auction is that these ARS continue to pay interest at contractually stated rates at each respective auction date; however, the liquidity of the ARS will be limited until there is a successful auction, the issuer redeems the ARS, the ARS mature or until such time as other markets for these ARS develop. We have concluded that the estimated fair value of the ARS no longer approximates the par value due to the lack of liquidity. The ARS have been classified within Level 3 under fair value accounting. Their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the ARS.

We estimated the fair value of our ARS as of December 31, 2009 utilizing a discounted cash flow analysis. The analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the issuer, expected future cash flows, and the estimated weighted average life of the contractual maturity of the underlying assets. Due to entering into an agreement whereby one of our investment firms will repurchase our ARS at par value, as discussed further below, we intend to sell the impaired ARS prior to maturity and have determined that the decline in value of our ARS as of December 31, 2009 is other-than-temporary. Accordingly, in fiscal year 2009 we reversed prior unrealized losses on our ARS from accumulated other comprehensive income and recorded the losses as a charge to income during the same period. The gain recognized for the change in fair value of the ARS was $0 and $0.2 million for the three and nine months ended December 31, 2009, respectively.

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

The ARS Agreement covers ARS with a par value of $13.0 million and a fair value of $11.6 million as of December 31, 2009. We have accounted for the Put Option as a freestanding financial instrument and have elected to record the Put Option at fair value, which was $1.3 million as of December 31, 2009. The gain recognized for the change in fair value of the Put Option was $0 and $28,000 for the three and nine months ended December 31, 2009, respectively.

The combined gain on the ARS and Put Option of $0.2 million for the nine months ended December 31, 2009 is recorded in the interest and other income, net line in the accompanying condensed consolidated statement of operations. As we have the right to put our ARS to the Investment Firm beginning June 30, 2010 and we intend to do so, the ARS and the Put Option are classified as current assets on our condensed consolidated balance sheet as of December 31, 2009.

On January 5, 2009, Mr. Mark Emkjer resigned as our President, Chief Executive Officer and as a member of the Board of Directors (the “Board”). In connection with Mr. Emkjer’s resignation, on January 6, 2009, we entered into a Separation Agreement and Release (the “Separation Agreement”). Pursuant to the Separation Agreement: (i) Mr. Emkjer remained employed by us through January 31, 2009 to assist with transitioning his duties; (ii) through December 31, 2009 we paid Mr. Emkjer $1,855,000, less applicable withholdings; (iii) on January 15, 2010, we paid Mr. Emkjer the amount of $140,000, less applicable withholdings; and (vi) we paid Mr. Emkjer’s COBRA benefits through December 31, 2009. The payments made to Mr. Emkjer on January 15, 2010 represented the satisfaction of our final obligations to Mr. Emkjer pursuant to the Separation Agreement.

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

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, those controls.

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

If we are unable to license software to, or collect receivables from, our customers our operating results may be adversely affected. While the majority of our current customers are well-established, large pharmaceutical customers and universities, we also provide products and services to smaller biotechnology companies. We have not experienced significant customer defaults during the past three fiscal years. Our financial success depends upon the creditworthiness and ultimate collection of amounts due from our customers, including our smaller customers with fewer financial resources. If we are not able to collect from our customers, we may be required to write-off significant accounts receivable and recognize bad debt expenses which could materially and adversely affect our operating results.

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

We may be required to indemnify PDD, or may not be able to collect on indemnification rights from PDD. On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of the spin-off, we agreed to indemnify the indebtedness, liabilities and obligations of PDD. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under certain facility leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be as significant as the remaining future minimum lease payments, which totaled approximately $15.5 million as of December 31, 2009. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any failure by PDD to satisfy its obligations and any required payment by us could have a material adverse effect on our business.

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

Included in our marketable securities portfolio at December 31, 2009 were ARS that we purchased for $13.0 million. Under the terms of the ARS Agreement, we have the right to sell our ARS at par value to the Investment Firm between June 30, 2010 and July 2, 2012 and the Investment Firm has the right to purchase the ARS from us any time after the Acceptance Date as long as we receive par value. If the ARS Agreement expires or is otherwise terminated prior to the purchase or sale of the ARS under the terms of the ARS Agreement, or if the Investment Firm is unable to fulfill its obligations under the ARS Agreement, we may have no recourse beyond recovering or retaining the ARS for sale at future auctions. If such future auctions fail and the credit ratings of these investments deteriorate, the fair value of these ARS may decline further and we may incur additional impairment charges in connection with these securities, which would negatively affect our reported earnings, cash flows and financial condition.

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

As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares. As of January 15, 2010, the top ten institutional holders of our common stock held approximately 45% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

Item 6.	Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.1 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

3.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.2 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.2 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

3.4	Certificate of Amendment of Amended and Restated Certificate of Accelrys, Inc. (incorporated by reference to Exhibit 3.4 to Accelrys, Inc.’s Quarterly Report Form 10-Q for the quarterly period ended September 30, 2007).

3.5	Amended and Restated Bylaws of Accelrys, Inc. as amended on June 9, 2005 (incorporated by reference to Exhibit 3.3 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

4.1	Rights Agreement, dated as of September 6, 2002, between Pharmacopeia, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A thereto the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and Exhibit B thereto the Form of Right Certificate (incorporated by reference to Exhibit 4.1 to Accelrys, Inc.’s Report on Form 8-K dated September 4, 2002).

10.1	Letter Agreement, dated December 10, 2009, between Paul Burrin and Accelrys, Inc. (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Current Report Form 8-K dated January 5, 2010).

10.2	Offer Letter, dated December 23, 2009, from Accelrys, Inc. to Michael Piraino (incorporated by reference to Exhibit 10.2 to Accelrys, Inc.’s Current Report Form 8-K dated January 5, 2010).

10.3	Separation Agreement and Release, dated December 31, 2009, between Rick Russo and Accelrys, Inc. (incorporated by reference to Exhibit 10.4 to Accelrys, Inc.’s Current Report Form 8-K dated January 5, 2010).

31.1*	Section 302 Certification of the Principal Executive Officer

31.2*	Section 302 Certification of the Principal Financial Officer

32.1*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELRYS, INC.

By:	/s/ MICHAEL A. PIRAINO
Michael A. Piraino
Senior Vice President and Chief Financial
Officer (Duly Authorized Officer, Principal
Financial Officer and Principal Accounting
Officer)

Date: February 9, 2010