Form 10-Q
period 2010-06-30
ACCELRYS, INC.
filed 2010-08-09
CIK 1002388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of July 21, 2010, was 55,350,718 net of treasury shares.

ACCELRYS, INC.

FORM 10-Q — QUARTERLY REPORT

For The Quarterly Period Ended June 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Accelrys, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2010	March 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$82,473	$77,121
Marketable securities	4,955	10,461
Trade receivables, net of allowance for doubtful accounts of $163 as of June 30, 2010 and March 31, 2010	8,604	22,745
Prepaid expenses, deferred tax assets and other current assets	4,534	5,201

Total current assets	100,566	115,528
Restricted cash	5,500	5,500
Property and equipment, net	2,639	2,324
Goodwill	42,663	42,663
Purchased intangible assets, net	4,370	4,515
Other assets	1,413	675

Total assets	$157,151	$171,205

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,750	$1,823
Accrued liabilities	3,995	4,684
Accrued compensation and benefits	5,115	10,207
Current portion of accrued restructuring charges	109	109
Current portion of deferred revenue	50,170	58,403

Total current liabilities	61,139	75,226
Deferred revenue, net of current portion	2,781	2,922
Deferred tax liability	2,450	2,309
Accrued restructuring charges, net of current portion	508	531
Lease-related liabilities, net of current portion	3,914	4,113
Stockholders’ equity:
Preferred stock, $.0001 par value; 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000 shares authorized; 28,601 and 28,409 shares issued at June 30, 2010 and March 31, 2010, respectively	3	3
Additional paid-in capital	274,259	272,726
Lease guarantee	(367)	(383)
Treasury stock; 644 shares at each of June 30, 2010 and March 31, 2010	(8,340)	(8,340)
Accumulated deficit	(180,948)	(179,365)
Accumulated other comprehensive income	1,752	1,463

Total stockholders’ equity	86,359	86,104

Total liabilities and stockholders’ equity	$157,151	$171,205

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2010	2009
Revenue	$19,761	$20,141
Cost of revenue	3,839	3,450

Gross margin	15,922	16,691
Operating expenses:
Product development	3,748	3,903
Sales and marketing	8,392	8,143
General and administrative	3,319	3,658
Business consolidation costs (recoveries)	1,686	(91)

Total operating expenses	17,145	15,613

Operating income (loss)	(1,223)	1,078
Interest and other income (expense), net	(134)	(5)

Income (loss) before taxes	(1,357)	1,073
Income tax expense	225	329

Net income (loss)	$(1,582)	$744

Basic and diluted net income (loss) per share	$(0.06)	$0.03

Weighted average shares used to compute net income (loss) per share:
Basic	27,821	27,290
Diluted	27,821	27,409

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(1,582)	$744
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	477	886
Share-based compensation	1,136	788
Other	(64)	(272)
Changes in operating assets and liabilities:
Trade receivables	14,182	12,075
Prepaid expenses and other current assets	(18)	(532)
Other assets	(711)	(74)
Accounts payable	(75)	(747)
Accrued liabilities and compensation	(5,774)	(3,522)
Deferred revenue	(8,446)	(9,053)

Net cash (used in) provided by operating activities	(875)	293
Cash flows from investing activities:
Purchases of property and equipment, net	(643)	(59)
Purchases of marketable securities	—	(19,192)
Proceeds from maturities of marketable securities	6,200	15,904

Net cash provided by (used in) investing activities	5,557	(3,347)
Cash flows from financing activities:
Proceeds from issuance of common stock	582	361
Common stock tendered for payment of withholding taxes	(184)	(199)

Net cash provided by financing activities	398	162
Effect of changes in exchange rates on cash and cash equivalents	272	1,037

Increase (decrease) in cash and cash equivalents	5,352	(1,855)
Cash and cash equivalents at beginning of period	77,121	40,595

Cash and cash equivalents at end of period	$82,473	$38,740

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Financial Statement Preparation

The condensed consolidated financial statements of Accelrys, Inc. (“Accelrys”, “we”, “our” or “us”) as of June 30, 2010, and for the three months ended June 30, 2010 and 2009 are unaudited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on May 28, 2010 (the “Form 10-K”).

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

Software Development Costs for Computer Software to be Sold

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

At June 30, 2010 and March 31, 2010, we had $2.0 million of capitalized software purchased from third parties. This amount is included in purchased intangible assets, net, in the accompanying condensed consolidated balance sheets. These costs are being amortized to cost of revenue on a straight-line basis over their estimated useful life of five years. Amortization expense was $0.1 million for each of the quarters ended June 30, 2010 and 2009.

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

We assess the recoverability of our deferred tax assets on an ongoing basis. In making this assessment we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgment. We do not recognize current and future tax benefits until it is more likely than not that our tax positions will be sustained. We have provided a full valuation allowance on all of our U.S. and UK deferred tax assets. In general, any realization of our net deferred tax assets will reduce our effective rate in future periods. However, the realization of deferred tax assets that are related to net operating losses (“NOLs”) that were generated by tax deductions resulting from the exercise of non-qualified stock options will be a direct increase to stockholders’ equity.

We determine whether the benefits of our tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. We recognize the impact of an uncertain income tax position taken on our income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. We have an unrecognized tax benefit of $10.8 million related to pre-acquisition NOLs from acquisitions outside of the U.S. Upon realization of these pre-acquisition NOLs, we will recognize the benefit as a credit to income. As of June 30, 2010, we have not realized the benefit of any of these pre-acquisition NOLs.

As previously noted, we have provided for a full valuation allowance against our U.S. and UK NOLs. As of June 30, 2010, evidence does not support release of this valuation allowance. However, as we continue to evaluate our deferred tax assets, it is possible that a portion of our deferred tax assets may be realized during the year and accordingly, a portion or all of the valuation allowance recorded against those deferred tax assets may be released.

Interest and penalties related to income tax matters are recognized in income tax expense. During the three months ended June 30, 2010 we did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of June 30, 2010.

2.	Net Income (loss) Per Share

Basic net income (loss) per share and diluted net loss per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common stock and common stock equivalents outstanding during the period. Potentially dilutive common stock equivalents consist of common stock options and unvested restricted stock units (“RSUs”).

	Three Months Ended June 30,
	2010	2009
	(In thousands, except per share amounts)
Net income (loss)	$(1,582)	$744
Denominator:
Weighted average common shares outstanding	27,821	27,290
Dilutive potential common stock equivalents	—	119

Weighted average shares and dilutive potential common shares	27,821	27,409

Basic and diluted net income (loss) per share	$(0.06)	$0.03

Potentially dilutive common stock equivalents that were excluded from the diluted net income per share calculations as their effect would be anti-dilutive totaled 4.5 million shares and 2.5 million shares for the three months ended June 30, 2010 and 2009, respectively.

3.	Share-Based Payments

Share-Based Compensation Plans

On August 2, 2005, our stockholders approved the Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan authorizes the grant of equity awards to purchase up to that number of shares of our common stock equal to the sum of (i) 1,900,000 shares and (ii) the number of shares of common stock underlying any stock awards granted under certain prior share-based compensation plans that expire or are cancelled or forfeited without having been exercised in full or that are repurchased by us. The types of equity awards that may be granted under the 2004 Plan to our officers, directors, employees and consultants include stock options, RSUs, restricted stock awards, common stock awards, stock appreciation rights, performance awards and deferred stock units. Pursuant to the 2004 Plan, any shares of common stock that are awarded under the 2004 Plan as RSUs, restricted stock awards, common stock awards, performance awards or deferred stock units (but not as stock options or stock appreciation rights) are counted against the maximum number of shares of common stock available for issuance under the 2004 Plan based on a 1.15-to-1 ratio. The terms and conditions of specific awards are set at the discretion of our board of directors although generally awards vest over not more than four years, expire no later than ten years from the date of grant and do not have exercise prices less than the fair market value of the underlying common stock on the date of grant. At June 30, 2010, approximately 1,065,000 shares of our common stock remained available for issuance pursuant to awards granted under the 2004 Plan.

On August 2, 2005, our stockholders also approved the ESPP, under which we have reserved 1,000,000 shares of our common stock for issuance. Under the ESPP, employees may defer up to 10% of their base salary to purchase shares of our common stock, up to a maximum of 1,000 shares per offering period. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable offering period or the applicable purchase date. To date, we have issued approximately 580,000 shares under the ESPP and approximately 420,000 shares remained available for future issuance under the ESPP as of June 30, 2010.

We also maintain certain other share-based compensation plans, pursuant to which we have not granted awards during fiscal year 2011 and do not intend to grant any further awards in the future.

Share-Based Award Activity

Our stock options generally vest over four years and have a contractual term of 10 years. A summary of stock option activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(In thousands, except per share amounts)
Outstanding at April 1, 2010	3,544	$6.39
Granted	185	7.13
Exercised	(64)	5.02
Expired/Forfeited	(161)	6.28

Outstanding at June 30, 2010	3,504	6.46	1,932	6.76

Exercisable at June 30, 2010	1,721	7.06	754	4.87

RSUs granted under the 2004 Plan generally vest annually over three years and, once vested, do not expire. Upon vesting of an RSU, employees are generally issued an equivalent number of shares of our common stock. A summary of RSU activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands, except per share amounts)
Unvested at April 1, 2010	950	$5.60
Granted	120	7.12
Vested	(80)	6.88
Forfeited	(38)	5.07

Unvested at June 30, 2010	952	$5.55

Included in the vested shares for the period are approximately 27,000 shares tendered to us by employees for payment of minimum income tax obligations upon vesting of RSUs.

Share-Based Compensation Expense

The estimated fair value of our share-based awards is recognized as a charge against income on a straight-line basis over the requisite service period, which is generally the vesting period of the award. Total share-based compensation expense recognized in our condensed consolidated statements of operations for the three months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,
	2010	2009
	(in thousands)
Cost of revenue	$52	$63
Product development	237	222
Sales and marketing	346	166
General and administrative	501	337

Total share-based compensation expense	$1,136	$788

No share-based compensation expense was capitalized in the periods presented. At June 30, 2010, the gross amount of unrecognized share-based compensation expense relating to unvested share-based awards was approximately $7.8 million, which we anticipate recognizing as a charge against income over a weighted average period of 2.5 years.

4.	Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (i.e., dividends). For the three months ended June 30, 2010 and 2009, comprehensive income (loss) consists of the following:

	Three Months Ended June 30,
	2010	2009
	(in thousands)
Net income (loss)	$(1,582)	$744
Foreign currency translation adjustment	289	(658)
Unrealized gain on marketable securities	—	4

Total comprehensive income (loss)	$(1,293)	$90

5.	Marketable Securities

Our marketable securities consist of auction rate securities (“ARS”) with original maturities of greater than three months. During the third quarter of fiscal year 2009, we reclassified our ARS from available-for-sale to trading securities. Trading securities are reported at fair value, with gains and losses resulting from changes in fair value recognized in the “Other income and expense, net” line in our condensed consolidated statements of operations. As of June 30, 2010 all unrealized losses on our ARS have been recorded as a charge against income. The cost of marketable securities sold is determined based on the specific identification method.

Marketable securities consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2010:
Auction rate securities	$4,955	—	—	$4,955

	$4,955	$—	$—	$4,955

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2010:
Auction rate securities	10,461	—	—	10,461

	$10,461	$—	$—	$10,461

The contractual maturities of our marketable securities at June 30, 2010 are as follows (in thousands):

Due within one year	$—
Due in one to five years	—
Due in five to ten years	—
Due after ten years	4,955

$4,955

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

As of June 30, 2010, we held $5.6 million in ARS at par value, which are collateralized by student loans, most of which were originated under the Federal Family Education Loan Program and are guaranteed by the United States Federal Department of Education. All of our ARS are AAA rated (or equivalent) by one or more of the major credit rating agencies. During the quarter, ARS with a par value of $6.2 million were called by the issuer at par value.

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

We estimated the fair value of our ARS as of June 30, 2010 utilizing a discounted cash flow analysis. The analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the issuer, expected future cash flows, and the estimated weighted average life of the contractual maturity of the underlying assets. Due to entering into an agreement whereby one of our investment firms will repurchase our ARS at par value, as discussed further below, we intend to sell the impaired securities prior to maturity and have determined that the decline in value of our ARS as of June 30, 2010 is other-than-temporary. Accordingly, in fiscal year 2009 we reversed prior unrealized losses on our ARS from accumulated other comprehensive income and recorded the losses as a charge to income during the same period.

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

The ARS Agreement covers ARS with a par value of $5.6 million and a fair value of $5.0 million as of June 30, 2010. We have accounted for the Put Option as a freestanding financial instrument and have elected to record the Put Option at fair value, which was $0.6 million as of June 30, 2010.

During the quarter ended June 30, 2010, changes in fair value of the Put Option and the ARS offset each other, resulting in no gain or loss recorded. During the quarter ended June 30, 2009, we recorded a gain resulting from changes in fair value of the ARS and put option of $0.2 million, which is recorded in the “Interest and other income (expense), net” line of our condensed consolidated statement of operations for that period. The right to put our ARS to the Investment Firm began on June 30, 2010 and we intend to exercise such right from time to time. Accordingly, the ARS and the Put Option are classified as current assets on our condensed consolidated balance sheet as of June 30, 2010.

In July 2010, ARS with a par value of $2.9 million were called by the respective issuers. Additionally, in July 2010, we exercised the Put Option on ARS with an aggregate par value of $2.5 million. We continue to monitor and evaluate our ARS to determine whether we will continue to hold our remaining ARS with an aggregate par value of $0.3 million or exercise our Put Option.

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

	Carrying Value at June 30, 2010	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2010:
Auction rate securities	$4,955	—	—	$4,955
Auction rate securities put option	$595	—	—	$595

Total	$5,550	—	—	$5,550

The following table summarizes the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Level 3 Inputs Auction Rate Securities
(In thousands)
Balance at April 1, 2010	$11,750
Redemption of auction rate securities	(6,200)
Change in fair value of auction rate securities put option	—
Realized gain on auction rate securities included in net income	—

Balance at June 30, 2010	5,550

7.	Guarantees

Guarantee of Lease Obligation of Others

On April 30, 2004, we spun-off our drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. (“PDD”), into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. The landlords of our New Jersey facilities, which were used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $14.3 million as of June 30, 2010. In the event that PDD defaults on their lease commitment, we are permitted under the guarantee to sublease the facility in order to mitigate our lease obligation. In fiscal year 2005, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair market value of the guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. The liability for our guarantee of the lease obligation was $0.4 million at June 30, 2010.

Other Guarantees and Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of June 30, 2010.

8.	Restructuring Activities

The following summarizes the changes in our accrued restructuring charges liability:

	Severance and Related Costs	Lease Obligation Exit and Facility Closure Costs	Total
	(In thousands)
Balance at March 31, 2009	$175	817	992
Additional severance and lease abandonment charges	(74)	(12)	(86)
Adjustments to liability	(61)	142	81
Cash payments	(43)	(370)	(413)
Effect of foreign exchange	3	63	66

Balance at March 31, 2010	—	640	640
Adjustments to liability	—	13	13
Cash payments	—	(36)	(36)
Effect of foreign exchange	—	—	—

Balance at June 30, 2010	$—	$617	$617

All amounts incurred in connection with the above activities are recorded in the “Business consolidation costs (recoveries)” line in the accompanying condensed consolidated statements of operations.

9.	Legal Proceedings

Prior to the completion of the previously announced merger (the “Merger”) of Alto Merger Sub, Inc., a wholly-owned subsidiary of Accelrys (“Merger Sub”), with and into Symyx Technologies, Inc. (“Symyx”), whereby Symyx became a wholly-owned subsidiary of Accelrys, several lawsuits were filed against Symyx, the members of the Symyx board of directors, certain executive officers of Symyx, Accelrys and Merger Sub in purported class action lawsuits brought by individual Symyx stockholders challenging the Merger. The first of such lawsuits was a class action lawsuit filed in the Superior Court of the State of California, County of Santa Clara, purportedly on behalf of the stockholders of Symyx, against Symyx and its directors and chief financial officer, as well as Accelrys and Merger Sub, alleging, among other things, that Symyx’s directors breached their fiduciary duties to the stockholders of Symyx in connection with the proposed Merger. Subsequent to the filing of such lawsuit, several additional suits were filed, also in Santa Clara County, each of which was substantially similar to the first lawsuit. The lawsuits were ultimately consolidated into a single action and on May 20, 2010, the plaintiffs filed a single consolidated complaint (the “Complaint”). The Complaint serves as the only complaint in the combined litigation going forward (the “Consolidated Action”), which is pending in the Superior Court for the County of Santa Clara (the “Court”). The Complaint, like the previously filed complaints, alleges, among other things, that Symyx’s directors breached their fiduciary duties to the stockholders of Symyx in connection with the Merger, and was seeking, among other things, to enjoin the defendants from completing the Merger pursuant to the terms of the Agreement and Plan of Merger and Reorganization, dated April 5, 2010, by and among Accelrys, Merger Sub and Symyx (the “Merger Agreement”).

On June 22, 2010, the defendants entered into a memorandum of understanding (the “MOU”) with the plaintiffs, pursuant to which the defendants and the plaintiffs agreed to settle the Consolidated Action. Subject to court approval and further definitive documentation the MOU resolves the allegations by the plaintiffs against the defendants made in connection with the Merger and the Merger Agreement, and provides a release and settlement by the purported class of Symyx stockholders with prejudice of all asserted claims against the defendants without costs to any defendant (other than as expressly provided in the MOU), in exchange for Symyx’s agreement to provide additional supplemental disclosures to the joint proxy statement/prospectus issued by Accelrys and Symyx in connection with the Merger. Accelrys and Symyx made the appropriate supplemental disclosures and the parties have agreed to present to the Court a stipulation of settlement and any other documentation as may be required in order to obtain approval by the Court of a settlement on behalf of the class of stockholders and the dismissal of the actions in the Complaint. We will be obligated to pay any attorneys fees and expenses awarded to the plaintiffs, if any. If the settlement is not approved or the conditions of the MOU are not satisfied, we intend to take all appropriate actions to defend against the allegations made in the Complaint.

10.	Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our results of operations, financial position and cash flows.

In September 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009. The new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our results of operations, financial position and cash flows.

11.	Subsequent Events

On July 1, 2010, following the approval of our respective stockholders, we completed the previously announced Merger of Merger Sub with and into Symyx, whereby Symyx became our wholly-owned subsidiary. The Merger was completed pursuant to the Agreement and Plan of Merger and Reorganization, dated April 5, 2010, by and among Accelrys, Merger Sub and Symyx. Under the terms of the Merger Agreement, Symyx stockholders received 0.7802 shares of our common stock (the “Exchange Ratio”) for each share of Symyx common stock held as of the completion of the Merger. As a result, we issued an aggregate of approximately 27.4 million shares of our common stock to Symyx stockholders upon completion of the Merger. In addition, 2,441,274 outstanding options to purchase Symyx common stock were assumed by us and converted into options to purchase our common stock, in each case appropriately adjusted based on the Exchange Ratio.

As a result of the Merger, our U.S. federal and state deferred tax assets related to NOL carryforwards of $117.1 million and $30.6 million, respectively, as of March 31, 2010 may be subject to further limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).

On August 3, 2010, our board of directors approved the assumption of Symyx’s 2007 Stock Incentive Plan, as amended (the “Symyx Plan”), in accordance with NASDAQ Rule 5635 (“Rule 5635”), which provides that shares available under certain plans acquired in mergers and other acquisitions may be used for certain post transaction grants without further stockholder approval. Pursuant to Rule 5635, such shares may be used for post-transaction grants of options and other equity awards by the Company (after appropriate adjustment for the Exchange Ratio), under the Symyx Plan, without further shareholder approval, provided: (i) the time during which those shares are available for grants is not extended beyond the period when they would have been available under the Symyx Plan absent the Merger, and (ii) such options and other awards are not granted to individuals who were employed by the Company or its subsidiaries at the time the Merger was completed. Under the Symyx Plan, the number of shares available for grant of awards will initially be 5,081,555, which represents the number of shares available for grant under such plan as of the completion of the Merger, as adjusted based on the Exchange Ratio.

Since the Merger was completed after the quarter ended June 30, 2010, we are not required to include in this Quarterly Report on Form 10-Q pro forma financial statements giving effect to the Merger. However, we will file pro forma financial statements, including our preliminary acquisition-date fair value of the identifiable assets acquired and liabilities assumed, by an amendment to our Current Report on Form 8-K previously filed with the SEC on July 12, 2010 (the “Form 8-K/A). In accordance with SEC requirements, the Form 8-K/A will be filed not later than 71 calendar days after the date on which the initial Current Report on Form 8-K reporting the Merger was required to have been filed. Certain disclosures required by Accounting Standards Codification Topic 805, Business Combinations, are included below.

The unaudited pro forma consolidated results of operations, assuming the Merger had occurred on April 1, 2010 and as April 1, 2009, respectively, are as follows:

	For the Three Months Ended June 30,
	2010	2009
	(In thousands)
Unaudited pro forma consolidated results:
Revenue	$39,443	$40,917
Net loss from continuing operations	$(15,058)	$(948)

We have incurred a total of $2.4 million of acquisition transaction expenses to date relating to the Merger, of which $1.7 million is included in the “Business consolidation costs (recoveries)” line in our condensed consolidated statement of operations for the three months ended June 30, 2010. In addition, we recorded approximately $0.7 million of equity issuance costs which are currently recorded in the “Other assets” line in our condensed consolidated balance sheet as of June 30, 2010. On July 1, 2010, these costs were reclassified to additional paid-in capital in connection with the issuance of our common stock to Symyx stockholders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used anywhere in this Quarterly Report on Form 10-Q (this “Report”), the words “expect”, “believe”, “anticipate”, “estimate”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements. These forward-looking statements may include statements addressing our future financial and operating results. We have based these forward-looking statements on our current expectations about future events. Such statements are subject to certain risks and uncertainties including those related to execution upon our strategic plans, the successful release and acceptance of new products, the demand for new and existing products, additional competition, changes in economic conditions and those described in documents we have filed with the SEC, including this Report in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” and in our subsequent reports on Form 10-Q and Form 10-K. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Report.

Overview

On July 1, 2010, pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub merged with and into Symyx with Symyx surviving as our wholly-owned subsidiary. Except as expressly set forth herein, the information presented in this Report does not give effect to the Merger.

Our Business

We develop and commercialize scientific informatics software and solutions that enable our customers to accelerate the discovery and development of new drugs and materials. Our customers include pharmaceutical, biotechnology and other life science companies, as well as companies that are in the energy, chemicals, aerospace and consumer packaged goods markets. Our software and service solutions are used by our customers’ scientists, biologists, chemists and information technology professionals in order to aggregate, mine, integrate, analyze, simulate, manage and interactively report scientific data. Our customers include leading commercial, government and academic organizations. Many of the largest pharmaceutical, biotechnology, chemicals, energy, aerospace and consumer packaged goods companies worldwide use our software. We market our products and services worldwide, principally through our direct sales force, augmented by the use of third-party distributors.

Following the completion of the Merger, we began providing a suite of scientific software, content and technology, as well as associated professional services, to support R&D information lifecycle management across the enterprise, improving scientists’ ability to search, develop, manage, manipulate and store research data and to manage intellectual property.

Our Marketplace

A primary market for our solutions is the pharmaceutical and biotechnology industries. This market has been challenging due to industry consolidation, the maturity of the market, industry consolidation, reduction in the level of discovery research activity, and increased competition, including competition from open source software. We also sell our products to the energy, aerospace, chemicals, and consumer packaged goods industries. We believe these industries are in the early stages of adoption of these technologies. These industries to varying degrees are under pressure due to the broader economic environment of the past two years.

Following the completion of the Merger, we added to our software offering products from the Symyx product line, including their electronic lab notebook, content and lab execution products. These Symyx product offerings, together with associated professional services are marketed and sold primarily to life science, chemicals and energy companies, as well as consumer and industrial products companies. There is currently limited competition with this technology in our targeted industries, and we believe there is growth opportunity associated with the integration of the Symyx solutions and the Accelrys scientific informatics platform.

Our Strategy

We believe the combination of our scientific informatics platform, our computer aided design modeling and simulation software and service solutions, and the Symyx products, enables our customers to better utilize their scientific data in order to solve critical business issues throughout their organizations. Through the merger with Symyx, our strategy is to offer an open, enterprise-scale informatics system for global scientific R&D, leveraging our deep domain expertise in chemistry, biology and materials science. We also are investing in a dedicated professional services organization to support these efforts and growing our partner ecosystem to increase the use of our scientific informatics system so that it remains the de facto standard in the industries we serve. In order to increase the use of our platform we will be bringing the Acclerys and Symyx solutions together, as well as continuing to develop advanced analysis and reporting component collections which operate with our scientific informatics platform in order to extend its capabilities and value to our customers. Our scientific informatics platform is also the basis of many of our service offerings, including offerings which integrate and enhance our customers’ software, thereby further increasing the use and value of our platform. Because our scientific informatics platform is the underlying informatics platform for many products in our broad portfolio of computer aided design modeling and simulation software and service solutions, we expect the usage of these products to increase as the usage of our scientific informatics platform increases, thus further increasing our sales and value to our customers.

Following the completion of the Merger, our strategy was further developed to include developing a combined marketing and selling approach that will enable us to take advantage of key strategic customer and partner relationships, which will allow us to gain further insight into the changing needs of our customers and deliver more agile, flexible and open scientific R&D environments through adaptive end-to-end workflow solutions.

We intend to continue to market and distribute our solutions to a broader group of users, including scientists, engineers and information technology professionals within our existing customer base, as well as to new customers in other industries. We also intend to continue to partner with other companies who provide scientific software and services in order to ensure that their software and service solutions operate with our scientific informatics platform, further proliferating its use and value to our customers.

Critical Accounting Policies

The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Form 10-K. There have been no significant changes in our critical accounting policies and estimates since March 31, 2010.

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

Comparison of the Three Months Ended June 30, 2010 and 2009

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Three Months Ended June 30,
	2010	2009
Revenue	100%	100%
Cost of revenue	19%	17%

Gross profit	81%	83%
Operating expenses:
Product development	19%	19%
Sales and marketing	42%	40%
General and administrative	17%	19%
Business consolidation costs (recoveries)	9%	* %

Total operating expenses	87%	78%

Operating income (loss)	(6)%	5%
Interest and other income and expense, net	(1)%	* %

Income (loss) before income taxes	(7)%	5%
Income tax expense	1%	1%

Net income (loss)	(8)%	4%

*	Less than 1%.

Revenue

Revenue decreased 2% to $19.8 million for the three months ended June 30, 2010, as compared to $20.1 million for the three months ended June 30, 2009. The decrease in revenue during the quarter ended June 30, 2010 was primarily attributable to a decrease in software revenues of $0.5 million and maintenance and other revenues of $0.3 million, partially offset by an increase in service revenues of $0.4 million.

Cost of Revenue

Cost of revenue increased 11% to $3.8 million for the three months ended June 30, 2010, as compared to $3.5 million for the three months ended June 30, 2009. As a percentage of revenue, cost of revenue increased to 19% for the three months ended June 30, 2010 as compared to 17% for the three months ended June 30, 2009. The increase in cost of revenue was primarily due to an increase in personnel and related costs of approximately $0.4 million, consulting costs of approximately $0.3 million, and software royalty costs of approximately $0.1 million, partially offset by a decrease in purchased intangible asset amortization of $0.3 million.

Operating Expenses

Product Development Expenses. Product development expenses decreased 4% to $3.7 million for the three months ended June 30, 2010, as compared to $3.9 million for the three months ended June 30, 2009. As a percentage of revenue, product development expenses remained consistent at 19% for each of the three months ended June 30, 2010 and 2009. The slight decrease in product development expenses was attributable to a decrease in personnel costs of $0.2 million.

Sales and Marketing Expenses. Sales and marketing expenses increased 3% to $8.4 million for the three months ended June 30, 2010, as compared to $8.1 million for the three months ended June 30, 2009. As a percentage of revenue, sales and marketing expenses increased to 42% for the three months ended June 30, 2010 as compared to 40% for the three months ended June 30, 2009. The increase in sales and marketing expenses is primarily attributable to an increase in consulting and personnel related costs of $0.2 million.

General and Administrative Expenses. General and administrative expenses decreased 9% to $3.3 million for the three months ended June 30, 2010, as compared to $3.7 million for the three months ended June 30, 2009. As a percentage of revenue, general and administrative expenses decreased to 17% for the three months ended June 30, 2010, as compared to 18% for the three months ended June 30, 2009. The decrease in general and administrative expenses was primarily attributable to a decrease in personnel costs of approximately $0.3 million.

Business consolidation costs (Recoveries). Business consolidation costs (recoveries) increased to $1.7 million for the three months ended June 30, 2010, as compared to recoveries of ($0.1) million for the three months ended June 30, 2009. Business consolidation costs for the quarter ended June 30, 2010 are related to the Merger, which we completed on July 1, 2010.

Net Interest and Other Income (Expense)

Net interest and other income (expense) was ($0.1) million for the three months ended June 30, 2010, as compared to ($5,000) for the three months ended June 30, 2009. Components of net interest and other income (expense) are primarily interest income and gain (loss) on foreign currency transactions.

Income Tax Expense

Income tax expense was $0.2 million for the three months ended June 30, 2010 as compared to $0.3 million for the three months ended June 30, 2009. The decrease in income tax expense was primarily attributable to fluctuations in taxable income in our foreign subsidiaries. Our tax provision for the quarter ended June 30, 2010 is principally attributable to foreign earnings, minimum state taxes on domestic earnings and deferred tax expense related to our indefinite lived intangible assets.

Liquidity and Capital Resources

We had cash, cash equivalents, marketable securities, and restricted cash of $92.9 million as of June 30, 2010, as compared to $93.1 million as of March 31, 2010, a decrease of $0.2 million. The slight decrease in cash, cash equivalents, marketable securities and restricted cash during the three months ended June 30, 2010 was primarily attributable to an increase in cash used in operations of $1.2 million, partially offset by proceeds from the sale of common stock of $0.4 million, net of shares tendered for payment of withholding tax, as well as an increase in the fair value of our ARS of $0.7 million. Our quarterly operating cash flows are significantly impacted by changes in accounts receivable balances. Due to the seasonality of our business, accounts receivable balances have historically increased significantly in the third quarter of each fiscal year as a result of higher order intake. The collection of these accounts receivable balances has generally resulted in positive cash flows from operations in the fourth quarter of each fiscal year, while we have historically experienced negative cash flows from operations in the other three fiscal quarters.

Net cash used in operating activities was $0.9 million for the three months ended June 30, 2010, as compared to net cash provided by operating activities of $0.3 million for the three months ended June 30, 2009. The increase in cash used in operating activities was primarily attributable to our net loss, partially offset by an increase in cash collections against our accounts receivable balance for the three months ended June 30, 2010.

Net cash provided by investing activities was $5.6 million for the three months ended June 30, 2010, as compared to net cash used in investing activities of $3.3 million for the three months ended June 30, 2009. Significant components of cash flows from investing activities for the three months ended June 30, 2010 included redemptions of marketable securities of $6.2 million, and net purchases of property and equipment of $0.6 million. Significant components of cash flows from investing activities for the three months ended June 30, 2009 included net purchases of property and equipment of $0.1 million, and a net increase in our marketable securities portfolio of $3.3 million.

Net cash provided by financing activities was $0.4 million for the three months ended June 30, 2010 as compared to $0.2 million for the three months ended June 30, 2009. Cash flows from financing activities for both periods consisted solely of proceeds from the issuance of our common stock under employee stock plans, reduced by payments made to taxing authorities on behalf of our employees when tendering stock to us for settlement of minimum income tax liability upon vesting of RSUs.

As of June 30, 2010, we held $5.6 million in ARS at par value, which are collateralized by student loans, most of which were originated under the Federal Family Education Loan Program and are guaranteed by the United States Federal Department of Education. All of our ARS are AAA rated (or equivalent) by one or more of the major credit rating agencies. During the quarter, ARS with a par value of $6.2 million were called by the issuer at par value.

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

We estimated the fair value of our ARS as of June 30, 2010 utilizing a discounted cash flow analysis. The analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the issuer, expected future cash flows, and the estimated weighted average life of the contractual maturity of the underlying assets. Due to entering into an agreement whereby one of our investment firms will repurchase our ARS at par value, as discussed further below, we intend to sell the impaired securities prior to maturity and have determined that the decline in value of our ARS as of June 30, 2010 is other-than-temporary. Accordingly, in fiscal year 2009 we reversed prior unrealized losses on our ARS from accumulated other comprehensive income and recorded the losses as a charge to income during the same period.

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

The ARS Agreement covers ARS with a par value of $5.6 million and a fair value of $5.0 million as of June 30, 2010. We have accounted for the Put Option as a freestanding financial instrument and have elected to record the Put Option at fair value, which was $0.6 million as of June 30, 2010.

During the quarter ended June 30, 2010, changes in fair value of the Put Option and the ARS offset each other, resulting in no gain or loss recorded. During the quarter ended June 30, 2009, we recorded a gain resulting from changes in fair value of the ARS and Put Option of $0.2 million, which is recorded in the “Interest and other income (expense), net” line of our condensed consolidated statement of operations for that period. The right to put our ARS to the Investment Firm began on June 30, 2010 and we intend to exercise such right from time to time. Accordingly, the ARS and the Put Option are classified as current assets on our condensed consolidated balance sheet as of June 30, 2010.

In July 2010, ARS with a par value of $2.9 million were called by the respective issuers. Additionally, in July 2010, we exercised the Put Option on ARS with an aggregate par value of $2.5 million. We continue to monitor and evaluate our ARS to determine whether we will continue to hold our remaining of ARS with an aggregate par value of $0.3 million or exercise our Put Option.

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

The information called for by this item is provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Form 10-K. Our exposures to market risk have not changed materially since March 31, 2010.

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

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, those controls.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Prior to the completion of the Merger, several lawsuits were filed against Symyx, the members of the Symyx board of directors, certain executive officers of Symyx, Accelrys and Merger Sub in purported class action lawsuits brought by individual Symyx stockholders challenging the Merger. The first of such lawsuits was a class action lawsuit filed in the Superior Court of the State of California, County of Santa Clara, purportedly on behalf of the stockholders of Symyx, against Symyx and its directors and chief financial officer, as well as Accelrys and Merger Sub, alleging, among other things, that Symyx’s directors breached their fiduciary duties to the stockholders of Symyx in connection with the proposed Merger. Subsequent to the filing of such lawsuit, several additional suits were filed, also in Santa Clara County, each of which was substantially similar to the first lawsuit. The lawsuits were ultimately consolidated into a single action and on May 20, 2010, the plaintiffs filed a single consolidated complaint. The Complaint serves as the only complaint in the combined litigation going forward, which is pending in the Superior Court for the County of Santa Clara. The Complaint, like the previously filed complaints, alleges, among other things, that Symyx’s directors breached their fiduciary duties to the stockholders of Symyx in connection with the Merger, and was seeking, among other things, to enjoin the defendants from completing the Merger pursuant to the terms of the Merger Agreement.

On June 22, 2010, the defendants entered into the MOU with the plaintiffs, pursuant to which the defendants and the plaintiffs agreed to settle the Consolidated Action. Subject to court approval and further definitive documentation the MOU resolves the allegations by the plaintiffs against the defendants made in connection with the Merger and the Merger Agreement, and provides a release and settlement by the purported class of Symyx stockholders with prejudice of all asserted claims against the defendants without costs to any defendant (other than as expressly provided in the MOU), in exchange for Symyx’s agreement to provide additional supplemental disclosures to the joint proxy statement/prospectus issued by Accelrys and Symyx in connection with the Merger. Accelrys and Symyx made the appropriate supplemental disclosures and the parties have agreed to present to the Court a stipulation of settlement and any other documentation as may be required in order to obtain approval by the Court of a settlement on behalf of the class of stockholders and the dismissal of the actions in the Complaint. We will be obligated to pay any attorneys fees and expenses awarded to the plaintiffs, if any. If the settlement is not approved or the conditions of the MOU are not satisfied, we intend to take all appropriate actions to defend against the allegations made in the Complaint.

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

We may be required to indemnify PDD, or may not be able to collect on indemnification rights from PDD. On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of the spin-off, we agreed to indemnify the indebtedness, liabilities and obligations of PDD. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under certain facility leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be as significant as the remaining future minimum lease payments, which totaled approximately $14.3 million as of June 30, 2010. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any failure by PDD to satisfy its obligations and any required payment by us could have a material adverse effect on our business.

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

Included in our marketable securities portfolio at June 30, 2010 were ARS that we purchased for $5.6 million. Under the terms of the ARS Agreement, we have the right to sell our ARS at par value to the Investment Firm between June 30, 2010 and July 2, 2012 and the Investment Firm has the right to purchase the ARS from us any time after the Acceptance Date as long as we receive par value. If the ARS Agreement expires or is otherwise terminated prior to the purchase or sale of the ARS under the terms of the ARS Agreement, or if the Investment Firm is unable to fulfill its obligations under the ARS Agreement, we may have no recourse beyond recovering or retaining the ARS for sale at future auctions. If such future auctions fail and the credit ratings of these investments deteriorate, the fair value of these ARS may decline further and we may incur additional impairment charges in connection with these securities, which would negatively affect our reported earnings, cash flows and financial condition.

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

As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares. As of July 21, 2010, the top ten institutional holders of our common stock held approximately 44% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

Certain Risks Related to the Combined Company Resulting from the Merger

Any failure to integrate successfully the businesses of Accelrys and Symyx in the expected timeframe will adversely affect the combined company’s future results. The success of the Merger will depend, in large part, on the ability of the combined company to realize the anticipated benefits, including annual net operating synergies, from combining the businesses of Accelrys and Symyx. To realize these anticipated benefits, the combined company must successfully integrate the businesses of Accelrys and Symyx. This integration will be complex and time-consuming.

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

The combined company’s future results will suffer if the combined company does not effectively manage its expanded operations following the Merger. The size of the combined company’s business is significantly larger than the current businesses of Accelrys and Symyx as stand-alone entities. The combined company’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for the combined company’s management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. Accelrys cannot assure you that the combined company will be successful or that the combined company will realize the expected operating efficiencies, annual net operating synergies, revenue enhancements and other benefits currently anticipated to result from the Merger.

The Merger may not be accretive and may cause dilution to the combined company’s earnings per share, which may negatively impact the price of the common stock of the combined company following the completion of the Merger. Accelrys currently anticipates that the Merger will be accretive to the earnings per share of the combined company for the first full calendar year following the completion of the Merger. This expectation is based on preliminary estimates and assumes certain synergies expected to be realized by the combined company during such time. Such estimates and assumptions could materially change due to additional transaction-related costs, the failure to realize any or all of the benefits expected in the Merger or other factors beyond the control of Accelrys. All of these factors could delay, decrease or eliminate the expected accretive effect of the Merger and cause resulting dilution to the combined company’s earnings per share or to the price of the common stock of the combined company.

The Merger has resulted in changes to our board of directors that may affect the combined company’s operations. Upon completion of the Merger, the composition of our board of directors changed in accordance with the Merger Agreement. The combined company’s board of directors now consists of 10 members, including the six directors of Accelrys prior to the Merger and four of the individuals who served as directors of Symyx prior to the Merger. This new composition of our board of directors may affect the business strategy and operating decisions of the combined company.

The loss of key personnel could have a material adverse effect on the combined company’s business, financial condition or results of operations. The success of the Merger will depend in part on the combined company’s ability to retain key Accelrys and Symyx employees who continue employment with the combined company. It is possible that these employees might decide not to remain with the combined company now that the Merger has been completed. If these key employees terminate their employment, the combined company’s sales, marketing or development activities might be adversely affected, management’s attention might be diverted from successfully integrating Symyx’s operations to recruiting suitable replacements and the combined company’s business, financial condition or results of operations could be adversely affected. In addition, the combined company might not be able to locate suitable replacements for any such key employees who leave the combined company or offer employment to potential replacements on reasonable terms.

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

The combined company’s ability to utilize its NOL and tax credit carryforwards in the future may be substantially limited by Sections 382 and 383 of the Code. In general, under Section 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss and credit carryforwards to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (which is generally three years). The amount of the annual limitation is generally equal to the value of the stock of the corporation immediately prior to the ownership change, multiplied by the adjusted federal tax-exempt rate set by the Internal Revenue Service.

As a result of the Merger, it is possible that either or both of Accelrys and Symyx will be deemed to have undergone an “ownership change” for purposes of Section 382 of the Code. Accordingly, the combined company’s ability to utilize Accelrys’s and Symyx’s NOL and tax credit carryforwards may be substantially limited as described in the preceding paragraph. These limitations could in turn result in increased future tax payments for the combined company, which could have a material adverse effect on the business, financial condition or results of operations of the combined company.

The price of our common stock following the Merger may be affected by factors different from those that affected the price of shares of Accelrys or Symyx prior to the Merger. The business of Accelrys differs from the business of Symyx in important respects and, accordingly, the results of operations of the combined company and the price of our common stock following the completion of the Merger may be affected by factors different from those factors that affected the independent results of operations of Accelrys and Symyx. As a result, the price of our common stock could fluctuate in a manner or based on factors not in keeping with the historical results of fluctuations in the stock prices of Accelrys or Symyx prior to the Merger.

Item 5.	Other Information

Assumption of the Symyx Technologies, Inc. 2007 Stock Incentive Plan, As Amended

On August 3, 2010, following the completion of the Merger, our board of directors approved the assumption of the Symyx 2007 Stock Incentive Plan, as amended (the “2007 Plan”), in accordance with NASDAQ Listing Rule 5635 (“Rule 5635”), which provides that shares available under certain plans acquired in mergers and other acquisitions may be used for certain post-transaction grants by the acquiring company without further stockholder approval.

Administration and Participants. The 2007 Plan will be administered by the Human Resources Committee (the “HR Committee”) of our board of directors. In accordance with Rule 5635, directors, employees and consultants of the Company and its affiliates are eligible to participate in the 2007 Plan, provided that such individuals were not employed or engaged by us or any of our subsidiaries at the time the Merger was completed.

Awards, Share Reserve and Term. The 2007 Plan provides for the grant of stock options, restricted stock units and other equity-based incentive awards. Pursuant to Rule 5635, we may issue up to 5,081,555 shares of our common stock upon the vesting and exercise of awards granted pursuant to the 2007 Plan (plus any shares that would otherwise return to the 2007 Plan as a result of forfeiture, termination or expiration of previously granted awards as set forth therein), which number represents the number of shares available for issuance under the 2007 Plan as of the completion of the Merger, adjusted according to the Exchange Ratio. Additionally, as required by Rule 5635, the 2007 Plan will terminate on June 12, 2017, which is the date on which such plan, as previously approved by the stockholders of Symyx, would have terminated.

The foregoing description of the 2007 Plan is not complete and is subject to, and qualified in its entirety by, the full text of the 2007 Plan, which is attached as Exhibit 10.6 to this Quarterly Report on Form 10-Q, the terms of which are incorporated herein by reference.

2010 Management Incentive Plan and Executive Bonus

On August 3, 2010, the HR Committee, based in part on input from management, approved our management incentive plan for the two quarters ending December 31, 2010 (the “2010 Management Incentive Plan”), pursuant to which our management-level employees will be eligible to receive cash bonuses based upon our achievement of certain corporate goals specified in the 2010 Management Incentive Plan, including achievement of certain non-GAAP operating income and revenue targets, and individual performance objectives. These bonuses are designed to attract, motivate, retain and reward our management-level employees. Under the 2010 Management Incentive Plan, the Chief Executive Officer has a bonus target equal to 54% of his base salary (based on an annual incentive target of 90% of base salary); the Chief Financial Officer, Chief Technology Officer and General Counsel each have a bonus target equal to 30% of their respective base salaries (based on an annual incentive target of 50% of their respective base salaries), the Senior Vice President, Worldwide Sales and Support has a bonus target of 60% of his base salary (based on an annual incentive target of 100% of base salary) of which a portion is based upon achievement under the 2010 Management Incentive Plan and the remainder of which is based upon performance against the sales quota, and the Executive Vice President, Software Products has a bonus target equal to 32.5% of his base salary (based on an annual incentive target of 65% of base salary). All other executive officers have a bonus target equal to 24% of their respective base salaries (based on an annual incentive target of 40% of base salary). Payouts under the 2010 Management Incentive Plan will vary dependant upon the level of achievement of the specified corporate and individual goals, and will range from zero to two times the targeted bonus amount. The HR Committee will make all final determinations regarding the achievement of goals and the payment of bonuses pursuant to the 2010 Management Incentive Plan. The HR Committee has the ability to modify, suspend or terminate the 2010 Management Incentive Plan at any time.

In addition, on August 3, 2010, the HR Committee awarded Trevor Heritage, the Company’s Executive Vice President, Software Products, a bonus in the amount of $97,500.

The foregoing description of the 2010 Management Incentive Plan is not complete and is subject to, and qualified in its entirety by, the full text of the 2010 Management Incentive Plan, which is attached as Exhibit 10.7 to this Quarterly Report on Form 10-Q, the terms of which are incorporated herein by reference.

Change in Fiscal Year

On August 3, 2010, our board of directors approved a change in our fiscal year end from March 31 to December 31. We plan to file a Transition Report on Form 10-K with the SEC on or before March 16, 2011 to cover the nine-month transition period from April 1, 2010 through December 31, 2010.

Item 6.	Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated April 5, 2010, by and among Accelrys, Inc., Alto Merger Sub, Inc. and Symyx Technologies, Inc. (incorporated by reference to Exhibit 2.1 of Accelrys, Inc.’s Current Report on Form 8-K filed on April 6, 2010).

3.1	Restated Certificate of Incorporation of Pharmacopeia, Inc., as amended (including a Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock) (incorporated by reference to Exhibit 3.2 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

3.2	Certificate of Amendment of Amended and Restated Certificate of Accelrys, Inc. (incorporated by reference to Exhibit 3.4 to Accelrys, Inc.’s Quarterly Report Form 10-Q for the quarter ended September 30, 2007).

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Accelrys, Inc. (incorporated by reference to Exhibit 3.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on July 2, 2010).

3.4	Amended and Restated Bylaws of Accelrys, Inc. as amended on June 9, 2005 (incorporated by reference to Exhibit 3.3 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

4.1	Rights Agreement, dated as of September 6, 2002, between Pharmacopeia, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A thereto the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and Exhibit B thereto the Form of Right Certificate (incorporated by reference to Exhibit 4.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on September 4, 2002).

4.2	First Amendment to Rights Agreement, dated as of April 5, 2010 (incorporated by reference to Exhibit 4.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on April 6, 2010).

10.1	Form of Voting Agreement, dated April 5, 2010, by and between Accelrys, Inc. and the directors and certain executive officers of Symyx Technologies, Inc. (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on April 6, 2010).

10.2	First Quarter Fiscal Year 2011 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on April 15, 2010).

10.3	Offer Letter, dated April 9, 2010, from Accelrys, Inc. to Todd Johnson (incorporated by reference to Accelrys, Inc.’s Current Report on Form 8-K filed on April 22, 2010).

10.4	Employment Agreement, dated as of April 21, 2010, by and between Accelrys, Inc. and Todd Johnson (incorporated by reference to Accelrys, Inc.’s Current Report on Form 8-K filed on April 22, 2010).

10.5	Separation Agreement and Release, dated April 21, 2010, by and between Ilene Vogt and Accelrys, Inc. (incorporated by reference to Accelrys, Inc.’s Current Report on Form 8-K filed on April 22, 2010).

10.6	Symyx Technologies, Inc. 2007 Stock Incentive Plan, as amended, and the forms of agreement related thereto (incorporated by reference to Accelrys, Inc.’s Registration Statement on Form S-8 (Registration No. 333-168656) filed on August 9, 2010).

10.7*	2010 Management Incentive Plan for the Period of July 1, 2010 through December 31, 2010

31.1*	Section 302 Certification of the Principal Executive Officer

31.2*	Section 302 Certification of the Principal Financial Officer

32.1*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELRYS, INC.

By:	/s/ MICHAEL A. PIRAINO
Michael A. Piraino
Executive Vice President and Chief Financial
Officer (Duly Authorized Officer, Principal
Financial Officer and Principal Accounting
Officer)

Date: August 9, 2010