Form 10-Q
period 2010-09-30
ACCELRYS, INC.
filed 2010-11-09
CIK 1002388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of October 29, 2010, was 55,686,430 net of treasury shares.

ACCELRYS, INC.

FORM 10-Q — QUARTERLY REPORT

For The Quarterly Period Ended September 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Accelrys, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2010	March 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$142,963	$77,121
Marketable securities	—	10,461
Trade receivables, net of allowance for doubtful accounts of $163 as of September 30, 2010 and March 31, 2010	13,585	22,745
Prepaid expenses, deferred tax assets and other current assets	11,979	5,201

Total current assets	168,527	115,528
Restricted cash	5,552	5,500
Property and equipment, net	10,990	2,324
Goodwill	72,261	42,663
Purchased intangible assets, net	75,304	4,515
Long-term investments	18,510	—
Other assets	10,098	675

Total assets	$361,242	$171,205

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,116	$1,823
Accrued liabilities	11,089	4,684
Accrued compensation and benefits	9,709	10,207
Current portion of accrued restructuring charges	3,533	109
Current portion of deferred revenue	52,137	58,403
Current portion of deferred tax liability	1,672	—

Total current liabilities	81,256	75,226
Deferred revenue, net of current portion	3,641	2,922
Deferred tax and other long term liabilities	9,963	2,309
Accrued restructuring charges, net of current portion	508	531
Lease-related liabilities, net of current portion	3,758	4,113
Stockholders’ equity:
Preferred stock, $.0001 par value; 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000 shares authorized; 55,586 and 28,409 shares issued at September 30, 2010 and March 31, 2010, respectively	6	3
Additional paid-in capital	453,922	272,726
Lease guarantee	(352)	(383)
Treasury stock; 644 shares at each of September 30, 2010 and March 31, 2010	(8,340)	(8,340)
Accumulated deficit	(184,325)	(179,365)
Accumulated other comprehensive income	1,205	1,463

Total stockholders’ equity	262,116	86,104

Total liabilities and stockholders’ equity	$361,242	$171,205

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Revenue	$29,114	$19,988	$48,875	$40,129
Cost of revenue:
Cost of revenue	9,117	3,112	13,072	6,331
Amortization of completed technology	2,373	381	2,414	762

Total cost of revenue	11,490	3,493	15,486	7,093

Gross margin	17,624	16,495	33,389	33,036
Operating expenses:
Product development	9,208	3,767	13,190	7,900
Sales and marketing	12,171	8,149	20,911	16,632
General and administrative	4,635	2,716	7,214	5,654
Business consolidation and restructuring costs (recoveries)	10,683	17	12,370	(74)
Purchased intangible asset amortization	1,356	—	1,356	—

Total operating expenses	38,053	14,649	55,041	30,112

Operating income (loss)	(20,429)	1,846	(21,652)	2,924
Interest and other income, net	934	273	800	268

Income (loss) before taxes	(19,495)	2,119	(20,852)	3,192
Income tax expense (benefit)	(16,116)	273	(15,891)	602

Net income (loss)	$(3,379)	$1,846	$(4,961)	$2,590

Net income (loss) per share amounts:
Basic	($0.06)	$0.07	($0.12)	$0.09
Diluted	($0.06)	$0.07	($0.12)	$0.09

Weighted average shares used to compute net income (loss) per share:
Basic	55,479	27,503	41,726	27,403
Diluted	55,479	27,901	41,726	27,662

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(4,961)	$2,590
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	5,876	1,766
Share-based compensation	3,511	1,809
Release of valuation allowance against deferred tax assets	(16,481)	—
Other	(144)	(378)
Changes in operating assets and liabilities:
Trade receivables	23,834	14,374
Prepaid expense, deferred tax assets and other current assets	1,157	(142)
Other assets	(363)	(77)
Accounts payable	241	(771)
Accrued liabilities, compensation and benefits	(10,292)	(4,516)
Deferred revenue	(21,647)	(17,876)

Net cash used in operating activities	(19,269)	(3,221)
Cash flows from investing activities:
Purchases of property and equipment, net	(1,127)	(252)
Purchases of marketable securities	—	(19,192)
Proceeds from maturities of marketable securities	11,500	31,014
Acquisition of business, net of cash acquired	74,467	—
Equity issuance costs in connection with Symyx merger	(783)	—

Net cash provided by investing activities	84,057	11,570
Cash flows from financing activities:
Proceeds from issuance of common stock	894	414
Common stock tendered for payment of withholding taxes	(647)	(474)

Net cash provided by (used in) financing activities	247	(60)
Effect of changes in exchange rates on cash and cash equivalents	807	1,212

Increase in cash and cash equivalents	65,842	9,501
Cash and cash equivalents at beginning of period	77,121	40,595

Cash and cash equivalents at end of period	$142,963	$50,096

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Financial Statement Preparation

The condensed consolidated financial statements of Accelrys, Inc. (“Accelrys”, “we”, “our” or “us”) as of September 30, 2010, and for the three and six months ended September 30, 2010 and 2009 are unaudited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on May 28, 2010 (the “Form 10-K”).

On July 1, 2010, Alto Merger Sub, Inc., our wholly-owned subsidiary (“Merger Sub”), merged with and into Symyx Technologies, Inc. (“Symyx”), with Symyx surviving as our wholly-owned subsidiary (the “Merger”). Symyx’s results of operations are included in the Company’s consolidated financial statements beginning July 1, 2010.

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented.

Our business is subject to seasonal variations. Historically, we have received approximately two-thirds of our annual customer orders in the fiscal quarters ended December 31 and March 31. In accordance with our revenue recognition policies, the revenue associated with these orders is generally recognized over the contractual license term. Therefore, because our policy is to accrue and expense sales commissions and royalties upon the invoicing of customer orders, we have historically experienced an increase in operating costs and expenses and a decrease in income during the fiscal quarters ended December 31 and March 31. Additionally, our cash flows from operations have historically been positive in the fiscal quarter ended March 31 as we collect the accounts receivable generated from customer orders received in the fiscal quarters ended December 31 and March 31, while we have historically experienced negative cash flows from operations in the other three fiscal quarters. As a result of these and other seasonal variations, we believe that sequential quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and that the interim financial results for the periods presented in this quarterly report are not necessarily indicative of results for a full year or for any subsequent interim period.

Principles of Consolidation

These consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Prior Period Reclassifications

We have reclassified a portion of our information technology overhead costs out of general and administrative expenses into cost of revenue, product development, and sales and marketing in our previously issued condensed consolidated statements of operations to conform with current period presentation. We believe that the allocation of these costs based on headcount as overhead costs provides a more accurate depiction of the costs associated with cost of revenue, research and development, sales and marketing and general and administrative costs.

Information technology costs for the three months ended June 30, 2010 and the three and six months ended September 30, 2009 have been reclassified in our condensed consolidated statements of operations as follows:

	Three Months Ended June 30, 2010

	Original	As reclassified

Revenue	$19,761	$19,761
Cost of revenue	3,839	3,996

Gross margin	15,922	15,765

Operating expenses:
Product development	3,748	3,982
Sales and marketing	8,392	8,740
General and administrative	3,319	2,580
Business consolidation and restructuring costs	1,686	1,686

Total operating expenses	17,145	16,988

Operating loss	$(1,223)	$(1,223)

	Three Months Ended September 30, 2009		Six Months Ended September 30, 2009

	Original	As reclassified	Original	As reclassified

Revenue	$19,988	$19,988	$40,129	$40,129
Cost of revenue	3,350	3,493	6,800	7,093

Gross margin	16,638	16,495	33,329	33,036

Operating expenses:
Product development	3,551	3,767	7,454	7,900
Sales and marketing	7,812	8,149	15,955	16,632
General and administrative	3,412	2,716	7,070	5,654
Business consolidation and restructuring costs (recoveries)	17	17	(74)	(74)

Total operating expenses	14,792	14,649	30,405	30,112

Operating income	$1,846	$1,846	$2,924	$2,924

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

Revenue Recognition

We generate revenue from the following primary sources:

•	software licenses,

•	post-contract customer support and maintenance services on licensed software, collectively referred to as PCS

•	database content access, and

•	professional services.

Customer billings issued in connection with our revenue-generating activities are initially recorded as deferred revenue. We then recognize the revenue from these customer billings as set forth below and when all of the following criteria are met:

•	a fully executed written contract or purchase order has been obtained from the customer (i.e., persuasive evidence of an arrangement exists),

•	the contractual price of the product or services has been defined and agreed to in the contract or purchase order (i.e., price is fixed or determinable),

•	delivery of the product or service has occurred and no material uncertainties regarding customer acceptance of the delivered product or service exist, and

•	collection of the purchase price from the customer is considered probable.

Software Licenses. We license software on a term and perpetual basis. When sold perpetually, our standard perpetual software licensing arrangements generally include twelve months of bundled PCS, while our standard term-based software licensing arrangements typically include PCS for the full duration of the term license. Because we do not have vendor specific objective evidence of the fair value of these undelivered elements, we recognize as revenue the entire fee for such perpetual and term-based licenses ratably over the term of the bundled PCS.

Renewal of PCS under Perpetual Software Licenses. Our PCS includes the right to receive unspecified upgrades or enhancements and technical support. Fees from customer renewals of PCS related to previously purchased perpetual licenses are recognized ratably over the term of the PCS.

Database Content. Database content is licensed on a term basis and provides customers with access to the licensed content over the term of the agreement. Revenue from these licensing arrangements is recognized ratably over the term of the agreement, which is typically twelve months.

Professional Services. We provide certain services to our customers, including non-complex product training, installation, implementation and other professional services which are non-essential to the operation of the software. We also perform professional services for our customers designed to enhance the value of our software products by creating extensions to functionality to address a client’s specific business needs. When sold separately, revenue from these services is recorded as such services are delivered.

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

Deferred Costs

Occasionally we enter into professional service arrangements under which all the revenue is deferred until certain elements of the arrangements are delivered. Management considers the applicable revenue recognition guidance to determine the cost recognition of the deferred cost, as well as our ability to realize such deferred costs. Management believes recognizing deferred costs in the same period that revenue is recognized will provide investors a clearer view of the profitability of the contracts. As a result, we defer the direct variable expense, not exceeding the revenue deferred, in other current assets on the balance sheet until the period when revenue is recognized. Direct and incremental variable expenses include direct labor costs and direct services contracts with third parties working on the software service arrangements. As of September 30, 2010 and March 31, 2010, we deferred approximately $0.9 million and $0.8 million, respectively, of direct and incremental variable expenses related to software service arrangements where the revenue is deferred until future periods.

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

At September 30, 2010 and March 31, 2010, we had $2.0 million of capitalized software purchased from third parties. This amount is included in purchased intangible assets, net, in the accompanying condensed consolidated balance sheets. These costs are being amortized to cost of revenue on a straight-line basis over their estimated useful life of five years. Amortization expense was $0.1 million for each of the quarters ended September 30, 2010 and 2009 and $0.2 million for each of the six-month periods ended September 30, 2010 and 2009.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial carrying amounts and the tax basis of existing assets and liabilities by applying enacted statutory tax rates applicable to future years. The provision for income taxes is based on our estimates for taxable income of the various legal entities and jurisdictions in which we operate. As such, income tax expense may vary from the customary relationship between income tax expense and pre-tax income. We establish a valuation allowance against our net deferred tax assets to reduce them to the amount expected to be realized.

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

We determine whether the benefits of our tax positions are more-likely-than-not to be sustained upon audit based on the technical merits of the tax position. We recognize the impact of an uncertain income tax position taken on our income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. We have an unrecognized tax benefit of $11.4 million related to pre-acquisition NOLs from acquisitions outside of the U.S. Upon realization of these pre-acquisition NOLs, we will recognize the benefit as a credit to income. As of September 30, 2010, we have not realized the benefit of any of these pre-acquisition NOLs.

Approximately $7.3 million in reserves against tax positions taken by Symyx prior to the Merger has been recorded in our preliminary purchase price allocation. As more fully described in Note 2, we are still evaluating these positions.

Interest and penalties related to income tax matters are recognized in income tax expense. During the three and six months ended September 30, 2010 we did not incur any expense related to interest or penalties for income tax matters. Included in the $7.3 million in reserves noted above was approximately $1.0 million in interest and penalties, which remained accrued as of September 30, 2010.

2.	Business Combinations

On July 1, 2010, we completed the Merger, whereby Symyx became our wholly-owned subsidiary. Pursuant to the terms of the Agreement and Plan of Merger and Reorganization, dated April 5, 2010, by and among Accelrys, Merger Sub and Symyx (the “Merger Agreement”), Symyx stockholders received 0.7802 shares of our common stock (the “Exchange Ratio”) for each share of Symyx common stock held on July 1, 2010. As a result, we issued an aggregate of approximately 27.4 million shares of our common stock to Symyx stockholders on July 1, 2010. In addition, 2,441,274 outstanding options to purchase Symyx common stock were assumed by us and converted into options to purchase our common stock, in each case appropriately adjusted based on the Exchange Ratio. Based on criteria under business combination accounting guidance, Accelrys was deemed to be the accounting acquirer.

As a result of the Merger, our U.S. federal and state deferred tax assets related to NOL carryforwards of $117.1 million and $30.6 million, respectively, as of March 31, 2010 may be subject to further limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).

Fair Value of Consideration Transferred

(in thousands except exchange ratio, share and per share amounts )
Symyx common stock outstanding on June 30, 2010	34,986
Accelerated vesting of Symyx restricted stock units (“Symyx RSUs”) immediately prior to the Merger	132	(1)

Symyx common stock outstanding on June 30, 2010 (including Symyx RSUs)	35,118

Exchange ratio	0.7802

Number of shares of Accelrys stock issued in connection with the Merger	27,399
Per share closing price of Accelrys common stock on June 30, 2010	$6.45

Fair value of estimated shares of Accelrys common stock to be issued in connection with the Merger	$176,721
Fair value of exchanged equity awards	$1,504	(2)

Preliminary estimated value of consideration transferred	$178,225

(1)	Represents unvested Symyx RSUs as of June 30, 2010. Pursuant to the Symyx 2007 Stock Incentive Plan, as amended (the “2007 Plan”) and associated grant agreements, unvested Symyx RSUs accelerated vesting upon a change of control (including the Merger).
(2)	Includes the fair value of Symyx stock options, granted to Symyx employees in connection with services provided prior to the Merger, exchanged for options to acquire 2,441,274 shares of Accelrys common stock in connection with the Merger. The fair value of the vested stock options exchanged is included in the calculation of purchase consideration and was determined using the Black-Scholes option pricing model using an Accelrys share price of $6.45. The assumptions used were as follows:

Expected volatility	32% – 65%
Risk-free interest rate	0.22% – 1.4%
Expected option life in years	0.5 – 4.0
Expected dividend yield	0%

Recording of Assets Acquired and Liabilities Assumed

The Company has not yet finalized the determination of the fair values of the assets acquired and liabilities assumed in connection with the Merger. As a result, the fair values set forth below are considered preliminary and subject to potentially significant adjustments during the measurement period once the valuations are completed. We are reviewing the acquisition date fair value of the followings items:

•	We have engaged tax consultants to assist in our evaluation of uncertain tax positions, and we have not yet completed this evaluation.

•

We have a pre-acquisition legal contingency which we believe is probable but not estimable at this time. We believe we may obtain certain information that will allow us to measure the fair value of any potential obligation during the measurement period.

•

We have engaged a valuation firm to assist in valuing our intangible assets, real property, lease obligations, note receivable, deferred revenue and investments, and we have not yet completed these valuations.

The following table summarizes the preliminary acquisition-date fair value of the identifiable assets acquired and liabilities assumed, including an amount for recognized goodwill:

(in thousands)
Fair Value of Consideration Transferred	$178,225
Less: Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	74,467
Accounts receivable	14,234
Other current assets	7,817
Property, plant and equipment	8,735
Intangible assets	75,390
Long-term investments	18,510
Other assets	9,831
Other current liabilities	(22,900)
Deferred revenue	(14,559)
Other long-term liabilities	(22,897)

Goodwill	$29,597

The goodwill resulting from the Merger consists largely of the synergies expected from combining the operations of Accelrys and Symyx. The anticipated synergies primarily relate to redundant staffing and related internal support costs, redundant locations, redundant systems and IT costs and purchasing economies of scale as well as an assembled workforce. Management has concluded that there is one reportable segment for the combined company and therefore all goodwill is allocated to the one reporting segment. There is no tax deductible goodwill as a result of the Merger.

Below is a summary of the methodologies and significant assumptions used in estimating the preliminary fair value of purchased intangible assets.

Intangible assets – The preliminary fair value of the purchased intangible assets was determined using the below valuation approaches. In estimating the preliminary fair value of the purchased intangible assets, the Company utilized the valuation methodology determined to be most appropriate for the individual intangible asset being valued as described below. The purchased intangible assets include the following:

	Valuation Method	Estimated Fair Value	Remaining Useful Lives (1)
		(in thousands)	(years)
Completed Technology	Multi-Period Excess Earnings (2)	$46,000	5-15
Backlog	Multi-Period Excess Earnings (2)	5,690	3.5
Customer Contracts / Relationships	With and Without (3)	18,100	7
Trademarks and trade names	Relief from Royalty (4)	5,600	5

Total purchased intangible assets		$75,390

(1)	Determination of the estimated useful lives of the individual categories of purchased intangible assets was based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with definite lives is recognized over the shorter of the respective lives of the agreement or the period of time the assets are expected to contribute to future cash flows.
(2)	The multi-period excess earnings method estimates a purchased intangible asset’s value based on the present value of the prospective net cash flows (or excess earnings) attributable to it. The value attributed to these intangibles was based on projected net cash inflows from existing contracts or relationships.
(3)	The with and without method is a differential earnings method where the first scenario assumes the asset is being used by the entity to generate cash flows and second scenario assumes the asset is not available for use by the entity.
(4)	The relief from royalty method is an earnings approach which assesses the royalty savings an entity realizes since it owns the asset and doesn’t have to pay a third party a license fee for its use.

Some of the more significant estimates and assumptions inherent in the estimate of the fair value of the identifiable purchased intangible assets include all assumptions associated with forecasting cash flows and profitability. The primary assumptions used for the determination of the preliminary fair value of the purchased intangible assets were generally based upon the present value of anticipated cash flows discounted at rates ranging from 13% to 26%. Estimated years of projected earnings generally follow the range of estimated remaining useful lives for each intangible asset class.

Actual and Pro Forma Impact of the Merger

The amounts of revenue and net loss of Symyx included in the Company’s consolidated statement of operations from the acquisition date, through the period ending September 30, 2010, are as follows:

(in thousands)
Revenue	$8,559
Net loss	$(18,596)

The following unaudited pro forma information presents the consolidated results of Accelrys and Symyx for the three and six months ended September 30, 2010 and 2009, respectively, with adjustments to give effect to pro forma events that are directly attributable to the Merger and have a continuing impact, but exclude the impact of pro forma events that are directly attributable to the Merger and are one-time occurences. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods, the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results of operations that the combined company will experience after the Merger. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the Merger. The unaudited pro forma information also does not include any integration costs, dis-synergies or remaining future transaction costs that the companies may incur as a result of the Merger and combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the Merger had occurred on April 1, 2009, are as follows:

	For the Three Months Ended September 30,
	2010	2009
	(In thousands)
Unaudited pro forma consolidated results:
Revenue	$29,114	$42,015
Net income (loss) from continuing operations	$(3,379)	$2,978

	For the Six Months Ended September 30,
	2010	2009
	(In thousands)
Unaudited pro forma consolidated results:
Revenue	$68,832	$82,933
Net Income (loss) from continuing operations	$(14,381)	$2,030

We have incurred a total of $5.6 million of transaction expenses to date relating to the Merger, of which $3.4 million and $5.0 million are included in the “Business consolidation and restructuring costs (recoveries)” line in our condensed consolidated statement of operations for the three and six months ended September 30, 2010, respectively. In addition, we recorded approximately $0.8 million of equity issuance costs which are recorded in additional paid-in capital in connection with the issuance of our common stock to Symyx stockholders in connection with the Merger.

Income tax impact of business combination

During the quarter ended September 30, 2010, as a result of the Merger, we released $16.5 million of our valuation allowance against our deferred tax assets, as we have concluded that our NOLs can be utilized against the assumed deferred tax liabilities of Symyx . We do not anticipate any further release of the valuation allowance against our deferred tax assets in the near future.

3.	Net Income (Loss) Per Share

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(3,379)	$1,846	$(4,961)	$2,590

Denominator:
Weighted average common shares outstanding	55,479	27,503	41,726	27,403
Dilutive potential common stock equivalents	—	398	—	259

Weighted average shares and dilutive potential common shares	55,479	27,901	41,726	27,662

Net income (loss) per share:
Basic	$(0.06)	$0.07	$(0.12)	$0.09
Diluted	$(0.06)	$0.07	$(0.12)	$0.09

Potentially dilutive common stock equivalents that were excluded from the diluted net income per share calculations since their effect would be anti-dilutive totaled approximately 5.1 million and 4.6 million shares for the three and six months ended September 30, 2010, respectively, and 2.0 million shares and 2.7 million shares for the three and six months ended September 30, 2009, respectively.

4.	Share-Based Payments

Share-Based Compensation Plans

On August 2, 2005, our stockholders approved the Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan authorizes the grant of equity awards to purchase up to that number of shares of our common stock equal to the sum of (i) 1,900,000 shares and (ii) the number of shares of common stock underlying any stock awards granted under certain prior share-based compensation plans that expire or are cancelled or forfeited without having been exercised in full or that are repurchased by us. The types of equity awards that may be granted under the 2004 Plan to our officers, directors, employees and consultants include stock options, RSUs, restricted stock awards, common stock awards, stock appreciation rights, performance awards and deferred stock units. Pursuant to the 2004 Plan, any shares of common stock that are awarded under the 2004 Plan as RSUs, restricted stock awards, common stock awards, performance awards or deferred stock units (but not as stock options or stock appreciation rights) are counted against the maximum number of shares of common stock available for issuance under the 2004 Plan based on a 1.15-to-1 ratio. The terms and conditions of specific awards are set at the discretion of our board of directors although generally awards vest over not more than four years, expire no later than ten years from the date of grant and do not have exercise prices less than the fair market value of the underlying common stock on the date of grant. At September 30, 2010, approximately 670,000 shares of our common stock remained available for issuance pursuant to awards granted under the 2004 Plan.

On August 2, 2005, our stockholders also approved the ESPP, under which we have reserved 1,000,000 shares of our common stock for issuance. Under the ESPP, employees may defer up to 10% of their base salary to purchase shares of our common stock, up to a maximum of 1,000 shares per offering period. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable offering period or the applicable purchase date. To date, we have issued approximately 580,000 shares under the ESPP and approximately 420,000 shares remained available for future issuance under the ESPP as of September 30, 2010.

Upon completion of the Merger, all options to purchase Symyx common stock that were outstanding immediately prior to the Merger were assumed by us and converted into options to purchase our common stock (with the number of shares subject to each such option and the exercise price applicable to each such option adjusted based on the Exchange Ratio). We assumed each such stock option in accordance with the terms and conditions of the applicable Symyx stock option plan and stock option agreement, subject to the adjustments described in the preceding sentence. We also assumed the 2007 Plan, pursuant to which any shares of common stock that are awarded as RSUs, restricted stock awards, common stock awards, performance awards or deferred stock units (but not as stock options or stock appreciation rights) are counted against the maximum number of shares of common stock available for issuance under the 2007 Plan based on a 1.65-to-1 ratio. The terms and conditions of specific awards are set at the discretion of our board of directors although generally awards vest over not more than four years, expire no later than seven years from the date of grant and have exercise prices equal to or greater than the fair market value of the underlying common stock on the date of grant. As of September 30, 2010, there are approximately 4,464,000 shares of our common stock available for issuance under the 2007 Plan. These shares are available to grant to any employee, director or consultant who was not an employee, director or consultant of Accelrys prior to the Merger.

We also maintain certain other share-based compensation plans, pursuant to which we have not granted awards during calendar year 2010 and do not intend to grant any further awards in the future.

Share-Based Award Activity

A summary of stock option activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(In thousands, except per share amounts)
Outstanding at April 1, 2010	3,544	$6.39
Symyx stock options assumed	2,441	14.92
Granted	938	6.72
Exercised	(108)	5.11
Expired/Forfeited	(388)	9.90

Outstanding at September 30, 2010	6,427	9.49	4,869	5.67

Exercisable at September 30, 2010	3,638	11.90	2,277	4.14

RSUs granted under the 2004 Plan and 2007 Plan generally vest annually over three years and, once vested, do not expire. Upon vesting of an RSU, employees are generally issued an equivalent number of shares of our common stock. A summary of RSU activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands, except per share amounts)
Unvested at April 1, 2010	950	$5.60
Granted	509	6.78
Vested	(333)	5.65
Forfeited	(113)	5.33

Unvested at September 30, 2010	1,013	$6.15

Included in the vested shares for the period are approximately 94,000 shares tendered to us by employees for payment of minimum income tax obligations upon vesting of RSUs.

Share-Based Compensation Expense

The estimated fair value of our share-based awards is generally recognized as a charge against income on a straight-line basis over the requisite service period, which is generally the vesting period of the award. Total share-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Cost of revenue	$51	$49	$103	$112
Product development	306	229	543	451
Sales and marketing	334	292	680	458
General and administrative	480	451	981	788
Business consolidation and restructuring charges (recoveries)	1,204	—	1,204	—

Total stock-based compensation expense	$2,375	$1,021	$3,511	$1,809

No share-based compensation expense was capitalized in the periods presented. At September 30, 2010, the gross amount of unrecognized share-based compensation expense relating to unvested share-based awards was approximately $11.9 million, which we anticipate recognizing as a charge against income over a weighted average period of 2.5 years.

5.	Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (i.e., dividends). For the three and six months ended September 30, 2010 and 2009, comprehensive income (loss) consists of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net income (loss)	$(3,379)	$1,846	$(4,961)	$2,590
Foreign currency translation adjustment	(547)	(116)	(258)	(774)
Unrealized gain on marketable securities	—	14	—	18

Total comprehensive income (loss)	$(3,926)	$1,744	$(5,219)	$1,834

6.	Marketable Securities

Our marketable securities consisted of auction rate securities (“ARS”) with original maturities of greater than three months. On November 11, 2008 (the “Acceptance Date”), we entered into an agreement (the “ARS Agreement”) with one of our investment securities firms (the “Investment Firm”) pursuant to which the Investment Firm agreed to repurchase all of our ARS at par value. By accepting the ARS agreement, we (1) received the right to sell our ARS at par value to the Investment Firm between June 30, 2010 and July 2, 2010 (the “Put Option”) and (2) gave the Investment Firm the right to purchase the ARS from us any time after the Acceptance Date as long as we receive par value.

During the quarter ended September 30, 2010, we exercised the Put Option with respect to $2.7 million of par value ARS. The remaining $2.9 million of ARS were called by the issuer at par value. Since the trade on the Put Option for one of our ARS with a par value of $0.3 million had not settled prior to the quarter end, and the ARS had not been converted into cash at that time, we recorded a $0.3 million receivable from our banker which was settled for cash in October 2010.

Our marketable securities as of March 31, 2010 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2010:
Auction rate securities	$10,461	—	—	$10,461

	$10,461	$—	$—	$10,461

7.	Fair Value

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Level 3 Inputs Auction Rate Securities
(In thousands)
Balance at April 1, 2010	$11,750
Redemption of auction rate securities	(11,750)

Balance at September 30, 2010	$—

8.	Guarantees

Guarantee of Lease Obligation of Others

On April 30, 2004, we spun-off our drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. (“PDD”), into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. The landlords of our New Jersey facilities, which were used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $13.7 million as of September 30, 2010. In the event that PDD defaults on their lease commitment, we are permitted under the guarantee to sublease the facility in order to mitigate our lease obligation. In fiscal year 2005, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair market value of the guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. The liability for our guarantee of the lease obligation was $0.4 million at September 30, 2010 and March 31, 2010.

Other Guarantees and Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of September 30, 2010.

9.	Restructuring Activities

The following summarizes the changes in our accrued restructuring charges liability:

	Severance and Related Costs	Lease Obligation Exit and Facility Closure Costs	Total
	(In thousands)
Balance at March 31, 2009	$175	$817	$992
Additional severance and lease abandonment charges	(74)	(12)	(86)
Adjustments to liability	(61)	142	81
Cash payments	(43)	(370)	(413)
Effect of foreign exchange	3	63	66

Balance at March 31, 2010	—	640	640
Symyx assumed restructuring liability	138	5,860	5,998
Additional severance and lease abandonment charges	3,543	—	3,543
Adjustments to liability	—	27	27
Cash payments	(832)	(5,389)	(6,221)
Effect of foreign exchange	12	42	54

Balance at September 30, 2010	$2,861	$1,180	$4,041

In July 2010, as a result of the Merger, we implemented a plan to terminate the employment of approximately 80 employees in the U.S., UK, France and Japan. In connection with the termination, we incurred approximately $3.5 million in severance charges in the quarter ended September 30, 2010. As of September 30, 2010, approximately 40 employees had left the Company, and the employment of approximately 40 additional employees will terminate during the quarter ending December 31, 2010. We expect to incur an additional $0.5 million in severance charges through December 31, 2010. As of September 30, 2010, $0.8 million in cash payments had been made, and the remaining $2.7 million will be paid during the quarter ending December 31, 2010 or the quarter ending March 31, 2011.

In August 2010, we bought out our remaining commitment under an operating lease in which we were contractually obligated through 2015 for approximately $4.7 million, net of our deposit of $0.1 million. A liability of approximately $5.3 million for this lease termination was recorded in our preliminary purchase price allocation upon completion of the Merger, which included the gross buyout obligation of $4.9 million and operating expense obligations through the date of the buyout of $0.4 million. As of September 30, 2010 we have no further obligations under such lease.

Prior to the Merger, Symyx had implemented various restructuring plans under which lease obligations of approximately $0.6 million and severance obligations of approximately $0.1 million remained as of the merger date. Additionally, prior to 2007, we had implemented a restructuring plan under which our lease obligation remains. Our obligations under the aforementioned lease agreements terminate in 2012, 2016 and 2022.

All amounts incurred in connection with the above activities are recorded in the “Business consolidation and restructuring costs (recoveries)” line in the accompanying condensed consolidated statements of operations, with the exception of the acquired balance of $6.0 million that was recorded in our preliminary purchase price allocation, as further described in Note 2.

10.	Legal Proceedings

Prior to the completion of the Merger, several lawsuits were filed against Symyx, the members of the Symyx board of directors and certain executive officers of Symyx, Accelrys and Merger Sub in purported class action lawsuits brought by individual Symyx stockholders challenging the Merger. The first of such lawsuits was a class action lawsuit filed in the Superior Court of the State of California, County of Santa Clara, purportedly on behalf of the stockholders of Symyx, against Symyx and its directors and chief financial officer, as well as Accelrys and Merger Sub, alleging, among other things, that Symyx’s directors breached their fiduciary duties to the stockholders of Symyx in connection with the proposed Merger. Subsequent to the filing of such lawsuit, several additional suits were filed, also in Santa Clara County, each of which was substantially similar to the first lawsuit. The lawsuits were ultimately consolidated into a single action and on May 20, 2010, the plaintiffs filed a single consolidated complaint (the “Complaint”). The Complaint serves as the only complaint in the combined litigation going forward (the “Consolidated Action”), which is pending in the Superior Court for the County of Santa Clara (the “Court”). The Complaint, like the previously filed complaints, alleges, among other things, that Symyx’s directors breached their fiduciary duties to the stockholders of Symyx in connection with the Merger, and was seeking, among other things, to enjoin the defendants from completing the Merger pursuant to the terms of the Merger Agreement.

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

Overview

On July 1, 2010, pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub merged with and into Symyx, with Symyx surviving as our wholly-owned subsidiary. Symyx’s operating results are included in our results of operations beginning July 1, 2010.

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

Following the completion of the Merger, we added to our software offering products from the Symyx product line, including their electronic lab notebook, content, chemistry and lab execution products. These Symyx product offerings, together with associated professional services are marketed and sold primarily to life science, chemicals and energy companies, as well as consumer and industrial products companies. The content business faces significant downward pressure due to competition, difficult market dynamics associated with the downsizing in the pharmaceutical industry and the increasing availability of this type of information for little to no fee.

Our Strategy

We believe the combination of our scientific informatics platform, our computer aided design modeling and simulation software and service solutions, and the Symyx products, enables our customers to better utilize their scientific data in order to solve critical business issues throughout their organizations. Through the merger with Symyx, our strategy is to offer an open, enterprise-scale informatics system for global scientific R&D, leveraging our deep domain expertise in chemistry, biology and materials science. We also are investing in a dedicated professional services organization to support these efforts and growing our partner ecosystem to increase the use of our scientific informatics system so that it remains the de facto standard in the industries we serve. In order to increase the use of our platform we will be bringing the Accelrys and Symyx solutions together, as well as continuing to develop advanced analysis and reporting component collections which operate with our scientific informatics platform in order to extend its capabilities and value to our customers. Our scientific informatics platform is also the basis of many of our service offerings, including offerings which integrate and enhance our customers’ software, thereby further increasing the use and value of our platform. Because our scientific informatics platform is the underlying informatics platform for many products in our broad portfolio of software and service solutions, we expect the usage of these products to increase as the usage of our platform increases, thus further increasing our sales and value to our customers.

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

Results of Operations

Historically, we have received approximately two-thirds of our annual customer orders and bookings in the fiscal quarters ended December 31 and March 31. In accordance with our revenue recognition policies, the revenue associated with these orders is generally recognized over the contractual license term. Therefore, because our policy is to accrue and expense sales commissions and royalties upon the invoicing of customer orders, we have historically experienced an increase in operating costs and expenses and a decrease in income during the second half of our fiscal year. As a result of these and other seasonal variations, we believe that sequential quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and that the interim financial results for the periods presented in this Report are not necessarily indicative of results for a full year or for any subsequent interim period.

Comparison of the Three Months Ended September 30, 2010 and 2009

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Three Months Ended September 30,
	2010	2009
Revenue	100%	100%
Cost of revenue:
Cost of revenue	31%	16%
Amortization of completed technology	8%	2%

Total cost of revenue	39%	17%

Gross profit	61%	83%
Operating expenses:
Product development	32%	19%
Sales and marketing	42%	41%
General and administrative	16%	14%
Business consolidation and restructuring costs (recoveries)	37%	* %
Purchased intangible asset amortization	5%	* %

Total operating expenses	131%	73%

Operating income (loss)	(70)%	9%
Interest and other income	3%	1%

Income (loss) before income taxes	(67)%	11%
Income tax expense (benefit)	(55)%	1%

Net income (loss)	(12)%	9%

*	Less than 1%.

Revenue

Revenue increased 46% to $29.1 million for the three months ended September 30, 2010, as compared to $20.0 million for the three months ended September 30, 2009. The increase in revenue during the quarter ended September 30, 2010 was primarily attributable to the Merger, and includes Symyx revenue of approximately $8.6 million.

Total Cost of Revenue

Cost of Revenue. Cost of revenue increased to $9.1 million for the three months ended September 30, 2010, as compared to $3.1 million for the three months ended September 30, 2009. As a percentage of revenue, cost of revenue increased to 31% for the three months ended September 30, 2010 as compared to 16% for the three months ended September 30, 2009. The increase in cost of revenue during the quarter ended September 30, 2010 was primarily attributable to an increase in software and content royalties of approximately $2.0 million, an increase in personnel and related expenses in our services department of approximately $2.5 million, an increase in professional fees of approximately $0.4 million and an increase in overhead allocated expense of approximately $0.8 million, each as a result of the Merger.

Amortization of Completed Technology. Amortization of completed technology increased to $2.4 million for the three months ended September 30, 2010, as compared to $0.4 million for the three months ended September 30, 2009. As a percentage of revenue, amortization of completed technology increased to 8% for the three months ended September 30, 2010 as compared to 2% for the three months ended September 30, 2009. The increase in amortization of completed technology was due to amortization of completed technology intangible assets acquired in the Merger.

Operating Expenses

Product Development Expenses. Product development expenses increased to $9.2 million for the three months ended September 30, 2010, as compared to $3.8 million for the three months ended September 30, 2009. As a percentage of revenue, product development expenses increased to 32% for the three months ended September 30, 2010 as compared to 19% for the three months ended September 30, 2009. The increase in product development expenses during the quarter ended September 30, 2010 was primarily attributable to an increase in personnel and related expenses of approximately $3.1 million, an increase in professional fees of approximately $1.1 million and an increase in overhead allocated expense of approximately $1.3 million, each as a result of the Merger.

Sales and Marketing Expenses. Sales and marketing expenses increased to $12.2 million for the three months ended September 30, 2010, as compared to $8.1 million for the three months ended September 30, 2009. As a percentage of revenue, sales and marketing expenses increased to 42% for the three months ended September 30, 2010 as compared to 41% for the three months ended September 30, 2009. The increase in sales and marketing expenses during the quarter ended September 30, 2010 was primarily attributable to an increase in personnel and related expenses of approximately $3.2 million, an increase in professional fees of approximately $0.3 million and an increase in overhead allocated expense of approximately $0.6 million, each as a result of the Merger.

General and Administrative Expenses. General and administrative expenses increased to $4.6 million for the three months ended September 30, 2010, as compared to $2.7 million for the three months ended September 30, 2009. As a percentage of revenue, general and administrative expenses increased to 16% for the three months ended September 30, 2010 as compared to 14% for the three months ended September 30, 2009. The increase in general and administrative expenses during the quarter ended September 30, 2010 was primarily attributable to an increase in personnel and related expenses of approximately $1.9 million and an increase in professional fees of approximately $0.9 million, partially offset by an increase in overhead expense allocated to other departments of approximately $0.9 million, each as a result of the Merger.

Business Consolidation and Restructuring Costs (Recoveries). Business consolidation and restructuring costs (recoveries) of $10.7 million for the three months ended September 30, 2010, consisted of $7.1 million in business consolidation costs and $3.5 million in restructuring costs. As a percentage of revenue, business consolidation and restructuring costs (recoveries) were 37% for the three months ended September 30, 2010. We have classified all transaction and integration related costs to business consolidation costs, which include personnel costs of $3.7 million related to employees who have been notified they are being terminated from the Company, and professional service and other costs of $3.4 million directly related to the Merger and integrating our companies.

Purchased Intangible Asset Amortization. Purchased intangibles assets amortization was $1.4 million for the three months ended September 30, 2010. As a percentage of revenue, amortization of purchased intangible assets was 5% for the three months ended September 30, 2010, and was related solely to the amortization of backlog, customer relationship and trademark intangible assets acquired in the Merger.

Net Interest and Other Income

Net interest and other income increased to $0.9 million for the three months ended September 30, 2010, as compared to $0.3 million for the three months ended September 30, 2009. Significant components of net interest and other income for the three months ended September 30, 2010 included interest income of $0.3 million, royalty revenue of $0.8 million, and a foreign currency exchange gain of $0.5 million, partially offset by royalty expense of $0.2 million and amortization of purchased intangible assets of $0.6 million. Significant components of net interest and other income for the three months ended September 30, 2009 included interest income of $0.1 million and a foreign currency exchange gain of $0.2 million.

Income Tax Expense (Benefit)

Income tax benefit was $16.1 million for the three months ended September 30, 2010 as compared to income tax expense of $0.3 million for the three months ended September 30, 2009. In connection with the Merger, we released $16.5 million of our valuation allowance against our deferred tax assets, as we have concluded that our NOLs can be utilized against the deferred tax liabilities assumed in connection with the Merger.

Comparison of the Six Months Ended September 30, 2010 and 2009

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Six Months Ended September 30,
	2010	2009
Revenue	100%	100%
Cost of revenue:
Cost of revenue	27%	16%
Amortization of completed technology	5%	2%

Total cost of revenue	32%	18%

Gross profit	68%	82%
Operating expenses:
Product development	27%	20%
Sales and marketing	43%	41%
General and administrative	15%	14%
Business consolidation and restructuring costs (recoveries)	25%	* %
Purchased intangible asset amortization	3%	* %

Total operating expenses	113%	75%

Operating income (loss)	(44)%	7%
Interest and other income , net	2%	1%

Income (loss) before income taxes	(43)%	8%
Income tax expense (benefit)	(33)%	2%

Net income (loss)	(10)%	6%

Revenue

Revenue increased 22% to $48.9 million for the six months ended September 30, 2010, as compared to $40.1 million for the six months ended September 30, 2009. The increase in revenue during the quarter ended September 30, 2010 was primarily attributable to the Merger, and includes Symyx revenue of approximately $8.6 million.

Total Cost of Revenue

Cost of Revenue. Cost of revenue increased to $13.1 million for the six months ended September 30, 2010, as compared to $6.3 million for the six months ended September 30, 2009. As a percentage of revenue, cost of revenue increased to 27% for the six months ended September 30, 2010 as compared to 16% for the six months ended September 30, 2009. The increase in cost of revenue during the quarter ended September 30, 2010 was primarily attributable to an increase in software and content royalties of approximately $2.3 million, an increase in personnel and related expenses in our services department of approximately $2.8 million, an increase in professional fees of approximately $0.6 million and an increase in overhead allocated expense of approximately $0.8 million, each as a result of the Merger.

Amortization of Completed Technology. Amortization of completed technology increased to $2.4 million for the six months ended September 30, 2010, as compared to $0.8 million for the six months ended September 30, 2009. As a percentage of revenue, amortization of completed technology increased to 5% for the six months ended September 30, 2010 as compared to 2% for the six months ended September 30, 2009. The increase in amortization of completed technology was due to amortization of completed technology intangible assets acquired in the Merger .

Operating Expenses

Product Development Expenses. Product development expenses increased to $13.2 million for the six months ended September 30, 2010, as compared to $7.9 million for the six months ended September 30, 2009. As a percentage of revenue, product development expenses increased to 27% for the six months ended September 30, 2010, as compared to 20% for the six months ended September 30, 2009. The increase in product development expenses during the quarter ended September 30, 2010 was primarily attributable to an increase in personnel and related expenses of approximately $2.9 million, an increase in professional fees of approximately $1.1 million and an increase in overhead allocated expense of approximately $1.2 million, each as a result of the Merger.

Sales and Marketing Expenses. Sales and marketing expenses increased to $20.9 million for the six months ended September 30, 2010, as compared to $16.6 million for the six months ended September 30, 2009. As a percentage of revenue, sales and marketing expenses increased to 43% for the six months ended September 30, 2010 as compared to 41% for the six months ended September 30, 2009. The increase in sales and marketing expenses during the quarter ended September 30, 2010 was primarily attributable to an increase in personnel and related expenses of approximately $3.0 million, an increase in professional fees of approximately $0.4 million and an increase in overhead allocated expense of approximately $0.9 million, each as a result of the Merger.

General and Administrative Expenses. General and administrative expenses increased to $7.2 million for the six months ended September 30, 2010, as compared to $5.7 million for the six months ended September 30, 2009. As a percentage of revenue, general and administrative expenses increased to 15% for the six months ended September 30, 2010, as compared to 14% for the six months ended September 30, 2009. The increase in general and administrative expenses during the quarter ended September 30, 2010 was primarily attributable to an increase in personnel and related expenses of approximately $1.6 million and an increase in professional fees of approximately $0.9 million, partially offset by an increase in overhead expense allocated to other departments of approximately $0.9 million, each as a result of the Merger.

Business Consolidation and Restructuring Costs (Recoveries). Business consolidation and restructuring costs (recoveries) of $12.4 million for the six months ended September 30, 2010, were comprised of $8.8 million in business consolidation costs and $3.5 million in restructuring costs. As a percentage of revenue, business consolidation and restructuring costs (recoveries) were 25% for the six months ended September 30, 2010. We have classified all transaction and integration related costs to business consolidation costs, which includes personnel costs of $3.8 million related to current employees have been notified they will be terminated from the Company and professional service and other costs of $5.0 million directly related to the Merger and integrating our companies.

Purchased Intangible Asset Amortization. Purchased intangible asset amortization was $1.4 million for the six months ended September 30, 2010. As a percentage of revenue, purchased intangible asset amortization was 3% for the six months ended September 30, 2010, and was related solely to the amortization of backlog, customer relationship and trademark intangible assets acquired in the Merger.

Net Interest and Other Income

Net interest and other income was $0.8 million for the six months ended September 30, 2010, as compared to $0.3 million for the six months ended September 30, 2009. Significant components of net interest and other income for the six months ended September 30, 2010 included interest income of $0.4 million, royalty revenue of $0.8 million, and a foreign currency exchange gain of $0.3 million, partially offset by royalty expense of $0.2 million and amortization of purchased intangible assets of $0.6 million. Significant components of net interest and other income for the six months ended September 30, 2009 included interest income of $0.2 million and a gain on our auction rate securities of $0.2 million, partially offset by a foreign currency exchange loss of $0.2 million.

Income Tax Expense (Benefit)

Income tax benefit was $15.9 million for the six months ended September 30, 2010, as compared to income tax expense of $0.6 million for the six months ended September 30, 2009. In connection with the Merger, we released $16.5 million of our valuation allowance against our deferred tax assets, as we have concluded that our NOLs can be utilized against the deferred tax liabilities assumed in connection with the Merger.

Liquidity and Capital Resources

We had cash, cash equivalents, marketable securities, and restricted cash of $148.5 million as of September 30, 2010, as compared to $93.1 million as of March 31, 2010, an increase of $55.4 million. The increase cash, cash equivalents, marketable securities and restricted cash during the six months ended September 30, 2010 was primarily attributable to a $74.5 million increase in cash acquired in the Merger, an increase in the fair value of our marketable securities balance of $1.3 million and proceeds from the sale of common stock of $0.2 million, net of shares tendered for payment of withholding tax, partially offset by cash used in operations of $19.3 million, as well as purchases of capital equipment of $1.1 million and equity issuance costs of $0.8 million. Our quarterly operating cash flows are significantly impacted by changes in accounts receivable balances. Due to the seasonality of our business, accounts receivable balances have historically increased significantly in the quarter ended December 31 as a result of higher order intake and bookings. The collection of these accounts receivable balances has generally resulted in positive cash flows from operations in the quarter ended March 31, while we have historically experienced negative cash flows from operations in the other three fiscal quarters.

Net cash used in operating activities was $19.3 million for the six months ended September 30, 2010, as compared to $3.2 million for the six months ended September 30, 2009. The increase in cash used in operating activities was primarily attributable to our net loss, as well as changes in working capital for the six months ended September 30, 2010.

Net cash provided by investing activities was $84.1 million for the six months ended September 30, 2010, as compared to $11.6 million for the six months ended September 30, 2009. Significant components of cash flows from investing activities for the six months ended September 30, 2010 included cash of $74.5 million acquired in the Merger and redemptions of marketable securities of $11.5 million, partially offset by net purchases of property and equipment of $1.1 million and equity issuance costs of $0.8 million. Significant components of cash flows from investing activities for the six months ended September 30, 2009 included a net decrease in our marketable securities portfolio of $11.8 million, partially offset by net purchases of property and equipment of $0.3 million.

Net cash provided by financing activities was $0.2 million for the six months ended September 30, 2010 as compared to net cash used in financing activities of $0.1 million for the six months ended September 30, 2009. Cash flows from financing activities for both periods consisted solely of proceeds from the issuance of our common stock under employee stock plans, reduced by payments made to taxing authorities on behalf of our employees when tendering stock to us for settlement of minimum income tax liability upon vesting of RSUs.

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

On November 2, 2010, our board of directors authorized the Company to commit up to $6.0 million during the next two fiscal quarters for the repurchase of the Company’s common stock pursuant to a program to be executed in accordance with a Rule 10b5-1 trading plan.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principle financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

Except as disclosed below, there were no changes in our internal control over financial reporting during the three months ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, those controls.

Scope of Management’s Report on Internal Control over Financial Reporting

As described throughout this Report, on July 1, 2010, Symyx merged with and into Merger Sub and became our wholly-owned subsidiary. While our financial statements for the quarter ended September 30, 2010 include the results of Symyx from the July 1, 2010 acquisition date through September 30, 2010, as permitted by the rules and regulations of the SEC, our management’s assessment of our internal control over financial reporting did not include an evaluation of Symyx’s internal control over financial reporting. Further, our management’s conclusion regarding the effectiveness of our internal control over financial reporting as of September 30, 2010 does not extend to Symyx’s internal control over financial reporting.

We are currently integrating policies, processes, technology and operations for the combined company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans. Until the companies are fully integrated, we will maintain the operational integrity of each company’s legacy internal control over financial reporting. Symyx represented approximately 43%, or $156 million, of our total assets at September 30, 2010 and approximately 29%, or $8.6 million, of total revenue for the three months ended September 30, 2010

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Prior to the completion of the Merger, several lawsuits were filed against Symyx, the members of the Symyx board of directors and certain executive officers of Symyx, Accelrys and Merger Sub in purported class action lawsuits brought by individual Symyx stockholders challenging the Merger. The first of such lawsuits was a class action lawsuit filed in the Superior Court of the State of California, County of Santa Clara, purportedly on behalf of the stockholders of Symyx, against Symyx and its directors and chief financial officer, as well as Accelrys and Merger Sub, alleging, among other things, that Symyx’s directors breached their fiduciary duties to the stockholders of Symyx in connection with the proposed Merger. Subsequent to the filing of such lawsuit, several additional suits were filed, also in Santa Clara County, each of which was substantially similar to the first lawsuit. The lawsuits were ultimately consolidated into a single action and on May 20, 2010, the plaintiffs filed a single consolidated complaint. The Complaint serves as the only complaint in the combined litigation going forward, which is pending in the Superior Court for the County of Santa Clara. The Complaint, like the previously filed complaints, alleges, among other things, that Symyx’s directors breached their fiduciary duties to the stockholders of Symyx in connection with the Merger, and was seeking, among other things, to enjoin the defendants from completing the Merger pursuant to the terms of the Merger Agreement.

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

Certain Risks Related to Our Marketplace and Environment

Our revenue from the sale of computer aided design modeling and simulation software to the life science discovery research marketplace, which has historically constituted a significant portion of our overall revenue, has been declining over the past several years and may continue to decline in future years . Historically we have derived a significant portion of our revenue from the sale of computer aided design modeling and simulation software to the discovery research departments in pharmaceutical and biotechnology companies. Based on recurring analyses of incoming orders typically conducted by our sales and marketing departments, we estimate that orders for our computer aided design modeling and simulation software for the life science industry declined approximately 11% between fiscal year 2007 and fiscal year 2008, approximately 18% between fiscal year 2008 and 2009, and approximately 16% between fiscal year 2009 and 2010. While there is not a linear correlation between product orders and resulting revenue, we believe that our estimates of decreased product orders ultimately reflect a decline in revenue attributable to sales of our computer aided design modeling and simulation software products. We believe this decline is due to several factors, including industry consolidation, a general reduction in the level of discovery research activity by our customers, increased competition, including competition from open source software, and reductions in profit and related information technology spending by our customers. If such declines continue and we do not increase the revenue we derive from our other product and service offerings, our business could be adversely impacted.

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

Revenue from our Database Content Business Has Been Declining and May Continue to Decline. Through the Symyx acquisition, we have acquired a database content business. This business faces intense competition from both third parties and the increasing availability of freely-available content databases. As a result, revenue from this database content business has been declining. If we are unable to reverse the decline in this business or to increase revenues from our other businesses in order to offset the decline, our revenues and results of operations may suffer.

Our operations may be interrupted by the occurrence of a natural disaster or other catastrophic event at our primary facilities. Our research and development operations and administrative functions are primarily conducted at our facilities in San Diego, California, San Ramon, California, Bend, Oregon and Cambridge, United Kingdom. We also conduct sales and customer support activities at our facilities in Bedminster, New Jersey, Burlington, Massachusetts, Paris, France, Basel, Switzerland, and Tokyo, Japan. Although we have contingency plans in effect for natural disasters or other catastrophic events, the occurrence of such events could still disrupt our operations. For example, our San Diego and Tokyo facilities are located in areas that are particularly susceptible to earthquakes. Any natural disaster or catastrophic event in our facilities or the areas in which they are located could have a significant negative impact on our operations.

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

In order to improve our financial position, we have reduced our headcount, which could negatively impact our business. We have undergone several reductions-in-force over the past several years, and our workforce has declined approximately 25% since March 31, 2006, without giving effect to the Merger. We do not believe that these reductions have had a material adverse effect on our operations or our ability to generate revenue to date. However, while we believe we have sufficient staff to operate our business, we do not have duplicative or redundant resources in many of our functions or operations. As a result, there can be no assurance that further attrition will not impact our ability to operate our business, or adversely impact our revenues.

Failure to attract and retain skilled personnel could have a material adverse effect on us. Our success depends in part on the continued service of key scientific, sales, business development, marketing, engineering, management and accounting personnel and our ability to identify, hire and retain additional personnel. There is intense competition for qualified personnel. Immigration laws may further restrict our ability to attract or hire qualified personnel. We may not be able to continue to attract and retain the personnel necessary for the development of our business. Failure to attract and retain key personnel could have a material adverse effect on our business, financial condition and results of operations. Further, we are highly dependent on the principal members of our technical, scientific and management staff and certain groups of consultants. One or more of these key employees or consultants could retire or otherwise leave our employ within the foreseeable future, and the loss of any of these people could have a material adverse effect on our business, financial condition or results of operations. We do not intend to maintain key person life insurance on the life of any employee.

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

Certain Risks Related To Our Financial Performance

We have a history of losses and our future profitability is uncertain. We generated net losses for the three and six months ended September 30, 2010 and the years ended March 31, 2007 and 2006. Although we generated net income for the years ended March 31, 2010, 2009 and 2008, we may experience future net losses which may limit our ability to fund our operations and we may not generate income from operations in the future. Our future profitability depends upon many factors, including several that are beyond our control. These factors include without limitation:

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

We may be required to indemnify PDD, or may not be able to collect on indemnification rights from PDD. On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of the spin-off, we agreed to indemnify the indebtedness, liabilities and obligations of PDD. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under certain facility leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be as significant as the remaining future minimum lease payments, which totaled approximately $13.7 million as of September 30, 2010. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any failure by PDD to satisfy its obligations and any required payment by us could have a material adverse effect on our business.

Enacted and proposed changes in securities laws and regulations have increased our costs and may continue to increase our costs in the future. In recent years, there have been several changes in laws, rules, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and various other new regulations promulgated by the SEC and rules promulgated by the national securities exchanges.

The Dodd-Frank Act, enacted in July 2010, expands federal regulation of corporate governance matters and imposes requirements on publicly-held companies to, among other things, provide stockholders with a periodic advisory vote on executive compensation and also adds compensation committee reforms and enhanced pay-for-performance disclosures. While some provisions of the Dodd-Frank Act are effective upon enactment, others will be implemented upon the SEC’s adoption of related rules and regulations. The scope and timing of the adoption of such rules and regulations is uncertain and accordingly, the cost of compliance with the Dodd-Frank Act is also uncertain.

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

These and other new or changed laws, rules, regulations and standards are, or will be, subject to varying interpretations in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Further, compliance with new and existing laws, rules, regulations and standards may make it more difficult and expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Members of our board of directors and our principal executive officer and principal financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business. We continually evaluate and monitor regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

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

As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares. As of October 29, 2010, the top ten institutional holders of our common stock held approximately 43% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

Item 6.	Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated April 5, 2010, by and among Accelrys, Inc., Alto Merger Sub, Inc. and Symyx Technologies, Inc. (incorporated by reference to Exhibit 2.1 of Accelrys, Inc.’s Current Report on Form 8-K filed on April 6, 2010).

3.1	Restated Certificate of Incorporation of Pharmacopeia, Inc., as amended (including a Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock) (incorporated by reference to Exhibit 3.2 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

3.2	Certificate of Amendment of Amended and Restated Certificate of Accelrys, Inc. (incorporated by reference to Exhibit 3.4 to Accelrys, Inc.’s Quarterly Report Form 10-Q for the quarter ended September 30, 2007).

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Accelrys, Inc. (incorporated by reference to Exhibit 3.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on July 2, 2010).

3.4	Amended and Restated Bylaws of Accelrys, Inc. as amended on June 9, 2005 (incorporated by reference to Exhibit 3.3 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

4.1	Rights Agreement, dated as of September 6, 2002, between Pharmacopeia, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A thereto the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and Exhibit B thereto the Form of Right Certificate (incorporated by reference to Exhibit 4.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on September 4, 2002).

4.2	First Amendment to Rights Agreement, dated as of April 5, 2010 (incorporated by reference to Exhibit 4.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on April 6, 2010).

10.1	Symyx Technologies, Inc. 2007 Stock Incentive Plan, as amended, and the forms of agreement related thereto (incorporated by reference to Exhibit 4.3 to Accelrys, Inc.’s Registration Statement on Form S-8 (Registration No. 333-168656) filed on August 9, 2010).

10.2	2010 Management Incentive Plan for the Period of July 1, 2010 through December 31, 2010 (incorporated by reference to Exhibit 10.7 to Accelrys, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2010).

31.1*	Section 302 Certification of the Principal Executive Officer

31.2*	Section 302 Certification of the Principal Financial Officer

32.1*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

*	Filed herewith

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

Date: November 9, 2010