Form 10-KT
period 2010-12-31
ACCELRYS, INC.
filed 2011-03-15
CIK 1002388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2010 to December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2010 was $301.1 million (based upon the September 30, 2010 closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Market). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 21, 2011 was 55,398,562, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part II of this Form 10-K and Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the registrant’s definitive proxy statement filed pursuant to Regulation 14A in connection with the registrant’s 2011 Annual Meeting of Stockholders or an amendment to this Transition Report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this transition report.

The Exhibit Index (Item No. 15) lists several documents incorporated by reference.

ACCELRYS, INC.

FORM 10-K—TRANSITION REPORT

For the Transition Period from April 1, 2010 to December 31, 2010

Forward-Looking Statements

This Transition Report on Form 10-K (this “Report”) contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. These statements are often identified by the use of words such as “expect”, “believe”, “anticipate”, “estimate”, “intend”, “plan” and similar expressions and variations or negatives of these words These forward-looking statements may include statements addressing our future financial and operating results. We have based these forward-looking statements on our current expectations about future events. Such statements are subject to certain risks and uncertainties including those related to the execution of our strategic plans, the successful release and acceptance of new products, the demand for new and existing products, additional competition, changes in economic conditions and those described in documents we have filed with the Securities and Exchange Commission (the “SEC”), including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and subsequent reports on Form 10-Q. All forward-looking statements in this document are qualified entirely by the cautionary statements included in this document and such other filings. These forward-looking statements speak only as of the date of this document. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Unless the context requires otherwise, in this report the terms “we,” “us” and “our” refer to Accelrys, Inc. and its wholly-owned or indirect subsidiaries, and their predecessors.

PART I

Item 1.	Business

Change in Fiscal Year

On August 3, 2010, our board of directors approved a change in our fiscal year end from March 31 to December 31. The fiscal year end change was effective December 31, 2010 and resulted in a nine month reporting period from April 1, 2010 to December 31, 2010. As a result, this Report is a transition report and includes financial information for the transition period from April 1, 2010 through December 31, 2010 (the “Transition Period”). Subsequent to this Report, our annual reports on Form 10-K will cover the calendar year January 1 to December 31. All references to “years”, unless otherwise noted, refer to the twelve-month fiscal year, which prior to April 1, 2010, ended on March 31, and beginning with January 1, 2011, ends on December 31, of each year.

Overview

On July 1, 2010, pursuant to the terms of the Agreement and Plan of Merger and Reorganization, dated April 5, 2010 (the “Merger Agreement”), by and among us, Alto Merger Sub, Inc., our wholly-owned subsidiary (“Merger Sub”), and Symyx Technologies, Inc. (“Symyx”), Merger Sub merged with and into Symyx, with Symyx surviving as our wholly-owned subsidiary (the “Merger”). Symyx’s operating results are included in our consolidated financial statements and results of operations beginning July 1, 2010.

We develop and commercialize scientific informatics software products and services for industries and organizations that rely on scientific innovation to differentiate themselves in the marketplace. In July 2010, we completed the Merger, broadening the breadth and depth of our scientific product portfolio by adding a set of complementary scientific applications, content databases and technologies. Prior to the Merger, our products were primarily utilized by our customers’ research organizations. As a result of the Merger we have expanded our focus to include products that are utilized by our customers’ development organizations. Collectively, therefore, our products and services are intended to optimize our customers’ research and development value chain, from early research through development into early manufacturing. Our software is used by our customers’ scientists, biologists, chemists and information technology professionals to design, execute and manage scientific experiments in-silico or in the lab and to aggregate, mine, manage, analyze and interactively report on the scientific data from those experiments. The ability to integrate and access data from diverse data sources, and to make that information accessible throughout the scientific value chain, enables our customers to reduce costs, enhance productivity and more efficiently provide innovative and effective products to their customers.

Our customers include leaders from a variety of industries, including pharmaceutical, biotechnology, agricultural, energy, chemicals, aerospace, consumer packaged goods and industrial products, as well as various government and academic entities. We market our software products and services worldwide, principally through our direct sales force, augmented by the use of third party distributors. We are headquartered in San Diego, California and were incorporated in Delaware in 1993.

Description of Our Markets and Business

Our customers differentiate themselves through scientific innovation. As a result, innovation in the discovery and development of new products, compliance with applicable regulations, rapid, cost-effective commercialization of such products and the ability to protect the intellectual property therein is crucial to our customers’ success. Therefore, they invest considerable resources in technologies that help identify productive new pathways for research projects, help develop new materials, increase the efficiency of discovery and development processes, and otherwise enable them to maximize the use of scientific data, information and knowledge. Our software solutions allow our customers to effectively design, plan and execute scientific experiments in a repeatable process and in compliance with regulations; leverage the vast amounts of information stored in both corporate databases and public data sources to optimize their processes and accelerate innovation; model, predict and analyze potential scientific outcomes; and access comprehensive, integrated and cross-referenced databases and reference works.

The pharmaceutical and biotechnology industries are a very important part of our business. Our products have been widely adopted within the research functions of the businesses in these industries, but less widely adopted by the development functions of such businesses. In addition, these markets present challenges due to industry consolidation, the maturity of these markets, patent expirations, reduction in the level of discovery research activity, increased competition, including competition from open source software and outsourcing of research to other entities. The other industries to which we market our products, including energy, material, agricultural, aerospace and consumer packaged goods, are earlier in the adoption curve for such scientific software products, which we view as both a challenge and an opportunity.

Business Strategy

Scientific research and development organizations face several challenges that impact their ability to comply with applicable regulations, protect their intellectual property and rapidly and cost-effectively bring product to market. Among these challenges is the fact that scientific data is often found in disparate databases and that research, development and early manufacturing processes are disconnected, manually intensive, inefficient and repetitive.

Our overall strategy is to help our customers address these challenges by offering them an open enterprise-scale scientific software platform and a broad portfolio of scientific software applications leveraging our deep domain expertise in chemistry, biology and the materials sciences. We believe the combination of our enterprise R&D platform and associated set of applications including the Electronic Lab Notebook (“ELN”), computer aided design modeling and simulation software, data management and informatics software, content databases, and professional services help optimize our customers’ scientific value chain.

Historically, we have had a strong presence in our customers’ research organizations. Symyx’s products have also had a presence in its customers’ development organizations. We believe that the combination of our products with the products we acquired as a result of the Merger (most significantly its ELN) enables us to provide greater value to the development function of these organizations. Our strategy is to continue to integrate and enhance our offerings in order to further enhance the value of the products we acquired and the value of our products’ collective portfolio to these organizations, thus enabling us to expand upon our presence in the research and development organizations of our existing customers. In addition, we believe such enhanced offerings will enable us to extend our presence to new customers’ development organizations. We also intend to continue to develop advanced analysis, scientific and reporting component collections in order to extend our platform’s value to and use by our customers.

Our strategy also includes offering professional services to further tailor our enterprise R&D platform to our customers’ individual business needs, thereby increasing its utility and value. Because our enterprise R&D platform is the underlying operating platform for many products in our broad portfolio, and integration with the Symyx applications is a development priority, we expect the use of these products to expand as the use of our platform grows, thus further increasing our sales and value to our customers.

Our enterprise R&D platform is an open platform. We partner with third party organizations and academic institutions which develop scientific software and services, and we enable and encourage these companies to develop applications that operate on our platform, further proliferating its utility and value to our customers.

We also focus on industries in markets where scientific innovation is a key differentiator, but the use of scientific software solutions has not been widely adopted. As we develop a greater presence in these markets, we believe our ability to attract additional customers will increase.

Products and Services

The following is a brief description of each of our product lines:

Pipeline Pilot, Accelrys Enterprise R&D Platform. Our enterprise R&D platform forms the basis of our software and services offerings. Its open service-oriented architecture allows users to aggregate, integrate, and mine the vast quantities of both structured and unstructured scientific data, such as chemical structures, biological sequences, and complex digital images. It also filters, normalizes, and performs statistical analysis on this scientific data and provides interactive visual reports to both scientists and scientific managers. We continue to develop component collections that operate with our enterprise R&D platform to offer our customers advanced scientific functions such as image, text and chemical analysis. In addition, our enterprise R&D platform provides the underlying platform on which we have built many of our modeling and simulation and informatics solutions. We are integrating many of the products we acquired through the Merger in order to enhance the value of both these products and our platform. The openness of the enterprise R&D platform allows our users to integrate not only Accelrys solutions, but best of breed scientific applications they have built themselves, or solutions they have acquired from academic collaborators or other commercial independent software vendors (“ISVs”). Accelrys has built an ecosystem of scientific innovation by partnering with many ISVs who build scientific and technology solutions based on our enterprise R&D platform.

Computer Aided Design Modeling and Simulation Software. We have a broad array of software products based on proprietary and licensed technologies that employ fundamental scientific principles, advanced computer visualization, molecular modeling techniques and computational chemistry. These products allow scientists to perform computations of chemical, biological and materials properties, to simulate, visualize and analyze chemical and biological systems, and to communicate the results to other scientists. Our computer aided design modeling and simulation products are used by scientists in the life science industry, primarily by pharmaceutical and biotechnology companies, and scientists in materials sciences industries, such as energy, chemicals, aerospace and consumer packaged goods companies.

Our Discovery Studio life science modeling and simulation application features an open architecture allowing users to “plug and play” best of breed computational solutions from Accelrys, academia, other ISVs or solutions the customers have developed themselves. This open architecture also helps expert modelers to connect and communicate more effectively to the wider research organization. Our computer aided design modeling and simulation offerings are intended to assist our customers in the discovery of new materials or the enhancement of existing materials. Our Materials Studio modeling and simulation application enables our customers to apply modeling and simulation capabilities to large and complex systems, and can be accessed from our enterprise R&D platform.

Enterprise Lab Notebook. The ELN replaces paper notebooks traditionally used by scientists, providing a digital environment in which scientists can plan, execute, record, store, back-up and share their daily research activities. The ELN in combination with Pipeline Pilot, our enterprise R&D platform, offers scientists the opportunity to streamline the processes associated with experiment planning, design, execution and analysis by standardizing on a single notebook that handles multiple scientific disciplines and bringing the scientific analysis and reporting capabilities from the Pipeline Pilot platform into the notebook.

The ELN has a consistent back-end. We continue to develop domain-specific front-end capabilities for scientists engaged in discovery, process, analytical, formulations and biology functions that are designed with their specific functions in mind. Our approach of delivering a customizable front-end that can be tailored to meet the needs of specific scientists, while maintaining a common back-end, facilitates enterprise-wide adoption. This approach also enables optimal use of research data across the scientific enterprise, improves data and documentation quality and ensures compliance with standard operating procedures.

Data Management & Informatics Software. We are a leading provider of software-based solutions designed to capture, store, manage, and mine scientific data information. Our solutions in this area include Accelrys Isis, Accelrys Isentris, Accelrys Direct, Accelrys Draw, as well as the chemistry and cheminformactics applications and scientific components built on the Pipeline Pilot enterprise R&D platform. Our data management and informatics software is based on standard database architectures such as Oracle®. As leaders in the space prior to the Merger, we have developed a go-forward roadmap that leverages the best technology from each of the product portfolios. This roadmap preserves our customers’ investments, while offering a solution that addresses the needs of today’s scientific organizations. Through this combined portfolio, we provide comprehensive data visualization and analysis software components based on a services oriented architecture enabling users to search, retrieve, and use chemical structures, biological and chemical data, experimental data, and registration information. Many of these tools use industry standard software components and are compliant with applications such as Microsoft Excel® and Microsoft SharePoint®, allowing chemists to interact with chemical data within familiar productivity tools. We also use this component technology, combined with our enterprise R&D platform and our database architectures, to build enterprise-wide systems for our clients.

Content Databases. To support their research activities, scientists can access our comprehensive, integrated and cross-referenced collection of factual databases and reference works covering bioactivity, chemical sourcing, molecular properties, synthetic methodology, metabolism and toxicology information. These resources can be accessed easily through the ELN, data management and informatics applications, or via the Internet through the Discovery Gate portal and chemicals marketplace.

Services. The value of our software is enhanced by robust service offerings that provide a variety of options to our clients and create greater returns on their investments.

Our professional services team delivers integrated scientific solutions and enhances the value of our software products by creating extensions to functionality to address a client’s specific business needs. Our scientific informatics platform is highlighted as one of the primary technologies used in these solutions. The group delivers a range of solutions, from software wrappers that allow customers to run their own algorithms on our enterprise R&D platform to enterprise-wide informatics systems that integrate customers’ internal systems with software from many vendors, including Accelrys. The group specializes in deploying systems for use by customers in all scientific domains, from early research to early product manufacturing.

Our contract research services team provides solutions to clients’ proprietary business-critical scientific problems. The world-wide client base for this service ranges from those who do not have expert modeling resources on staff to those who have expert modelers, but need to accommodate peaks in resource requirements or to fill a special skill set. We work on a project by project basis, or provide longer term resources that are located at client sites for a year or more. This scientific collaboration enhances our partnerships with our clients and helps them achieve their research goals. Our value is enhanced by the broad set of scientific domain expertise among our staff, our years of experience solving industrial “real-world” application problems, our commitment to maintaining confidentiality and to protecting our clients’ intellectual property, the accessibility we offer to the extensive Accelrys ecosystem, and all of our modeling tools.

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

Our support services give customers access to new releases, technical notes, documentation addenda and other support which collectively enable customers to utilize our products more effectively, including access to our technical and scientific support personnel during extended business hours. Technical newsletters and bulletins are sent to customers to keep them informed and to help them with resource allocation and scheduling. To maintain an ongoing understanding of customer requirements, we hold user group meetings throughout the year.

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

Customers

Our customer base consists of companies that differentiate themselves from the competition on the basis of scientific innovation. These customers include commercial, governmental and academic organizations, including many of the world’s largest pharmaceutical, biotechnology, energy, chemicals, aerospace, consumer packaged goods and industrial products companies. No single customer accounted for more than 10% of our revenue during any of the three most recently completed fiscal years.

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

Sales and Marketing

We market our products and services worldwide. During the nine months ended December 31, 2010, we generated 49%, 28% and 23% of our revenues from the U.S., Europe and the Asia/Pacific region, respectively. Please refer to Note 2 to our consolidated financial statements included elsewhere in this Report for a breakdown of revenues and long-lived assets by geographic region. Our continuing reliance on sales in international markets exposes us to risks attendant to foreign sales, as described more fully in Item 1A of this Report.

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

In support of our sales activities, we participate in industry trade shows, publish our own newsletter, advertise in industry publications and via Internet search engines, publish articles in industrial and scientific publications, conduct direct e-mail campaigns, sponsor industry conferences and seminars, and maintain a website that contains information about us and our product and service offerings.

Our products, together with the associated product literature, are generally delivered to our customers at the time of placing and processing their order. Our electronic software distribution program allows our customers to download our products over the Internet.

Our customers’ buying habits have historically resulted in a higher concentration of sales in the fourth quarter of the calendar year, due to traditionally higher purchasing activity in the month of December in many commercial organizations.

Product Development

Development of our software is focused on expanding product lines, designing enhancements to our core technology and integrating existing and new products into our principal software architecture and platform technology. We intend to offer regular updates to our products and to continue to look for opportunities to expand our existing product suite.

We develop most of our products internally and, during the nine months ended December 31, 2010, we incurred product development expenses of $22.1 million, and during each of the years ended March 31, 2010 and 2009, we incurred product development expenses totaling approximately $16.0 million. We have also licensed products or have otherwise acquired products, or portions of our products, from the open source community, as well as corporate, governmental and academic institutions. These arrangements sometimes involve joint development efforts and frequently require the payment of royalties by us. The development and royalty obligations, scope of distribution rights, duration and other terms of these arrangements vary depending on the product, the market, resource requirements, the other parties with which we contract and other factors. We intend to continue to license or otherwise acquire technology or products from third parties.

Competitors

We believe our scientific informatics platform is unique, and that the market for the platform is at an early stage, with limited established competition from commercial software vendors. The competition for our enterprise R&D platform includes our customers’ own proprietary software, open source software such as Knime, and workflow and data-pipeline applications of smaller commercial software vendors such as IDBS.

The markets for our informatics software products and our computer aided design modeling and simulation products for the pharmaceutical and biotechnology industries are mature and intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our competitors offer a variety of products and services to address this market. We believe that the principal competitive factors in this market are product quality, flexibility, ease-of-use, scientific validation and performance, functionality and features, open architecture, quality of support and service, reputation and price. Competition currently comes from open source software, our customers’ internal tools, as well as the following commercial software vendors (listed by product type and competitors that supply such products): other software packages for analysis of chemical and biological data (IDBS); desktop software applications (CambridgeSoft, Tripos), including chemical drawing applications (CambridgeSoft); molecular modeling and analytical data simulation applications (Chemical Computing Group, OpenEye, Schrodinger, Tripos); and database management systems and information technology (IDBS).

Our ELN faces competition from commercial software vendors in three primary areas: enterprise-wide deployments (Cambridgesoft, IDBS); biology (Cambridgesoft, IDBS); and smaller, department-focused initiatives (Cambridgesoft, IDBS, Contur, Recentris).

The market for our computer aided design modeling and simulation offerings aimed at the energy, chemicals, aerospace and consumer packaged goods industries is in its early stages with limited and fragmented competition from established software vendors. The industries that these offerings target generally rely on data from experiments, rather than utilizing computer aided design modeling and simulation software to obtain such data. Our limited competition from commercial software vendors in these industries currently comes from smaller competitors such as Gaussian Inc., Atomistix and Scienomics.

Backlog of Committed Revenue

As of December 31, 2010, our backlog was approximately $145.0 million, of which we expect to recognize approximately $102.6 million during fiscal 2011. Our backlog consists of contractual commitments from our customers for products to be shipped, research, consulting and maintenance services to be provided, and license and content revenue to be recognized, in each case over the next twelve months. Because of the occasional customer-driven changes in delivery schedules or cancellation of orders without significant penalty, we do not believe our backlog, as of any particular date, is necessarily indicative of actual revenue for any future period.

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also have 230 U.S. and foreign patents and several pending patent applications. Some of our patents begin to expire as early as 2012. We believe that factors such as the technological and creative skills of our personnel, new product development, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technological leadership position. There can be no assurance that our means of protecting our proprietary rights in the U.S. or abroad will be adequate. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Further, there can be no assurance that our patents will offer any protection or that they will not be challenged, invalidated or circumvented.

Employees

As of December 31, 2010, we had 580 full-time employees. None of our employees are covered by collective bargaining agreements. Substantially all of our employees, other than certain of our executive officers and employees with customary employment arrangements within Europe, are at will employees, which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her at any time. We offer industry competitive wages and benefits and are committed to maintaining a workplace environment that promotes employee productivity and satisfaction. We believe our relations with our employees are good.

Website Access to SEC Filings

We are subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, we are required to file reports and information with the SEC, including reports on the following forms: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports and other information concerning us may be accessed through the SEC’s website at http://www.sec.gov and on our website at www.accelrys.com. Such filings are placed on our website as soon as reasonably practical after they are filed with the SEC. Any information contained in, or that can be accessed through our website, is not incorporated by reference into, nor is it in any way part of, this Report.

Item 1A.	Risk Factors

You should carefully consider the risks described below before investing in our publicly traded securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions, geopolitical changes and international operations. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity. The risks described below could cause our actual results to differ materially from those contained in the forward-looking statements we have made in this Report, the information incorporated herein by reference and those forward-looking statements we may make from time to time.

Certain Risks Related to Our Marketplace and Environment

Our revenue from the sale of computer aided design modeling and simulation software to the life science discovery research marketplace, which has historically constituted a significant portion of our overall revenue, has been declining over the past several years and may continue to decline in future years. Historically we have derived a significant portion of our revenue from the sale of computer aided design modeling and simulation software to the discovery research departments in pharmaceutical and biotechnology companies. Based on recurring analyses of incoming orders typically conducted by our sales and marketing departments, we estimate that orders for our computer aided design modeling and simulation software for the life science industry declined approximately 18% between fiscal year 2008 and 2009, approximately 16% between fiscal year 2009 and 2010 and approximately 21% during the nine months ended December 31, 2009 and 2010. While there is not a linear correlation between product orders and resulting revenue, we believe that our estimates of decreased product orders ultimately reflect a decline in revenue attributable to sales of our computer aided design modeling and simulation software products. We believe this decline is due to several factors, including industry consolidation, a general reduction in the level of discovery research activity by our customers, increased competition, including competition from open source software, and reductions in profit and related information technology spending by our customers. If such declines continue and we do not increase the revenue we derive from our other product and service offerings, our business could be adversely impacted.

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

We may be unable to develop strategic relationships with our customers. Our overall business strategy is to expand usage of our products and services by expanding our current customers’ usage of our products and by marketing and distributing our solutions to a broader, more diversified group of biologists, chemists, engineers and informaticians operating throughout our customers’ research and development organizations. A key component of this strategy is to become a preferred provider of scientific software and solutions. Becoming a preferred provider will require substantial re-training and new skills development within our sales and service personnel and deployment of a successful account-management sales model. We believe that developing strategic relationships with our customers may lead to additional revenue opportunities. However, executing this strategy may require significant expense, and there can be no assurance that any such relationships will develop or that such relationships will produce additional revenue or profit opportunities.

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

Health care reform and restrictions on reimbursement may affect the pharmaceutical, biotechnology and industrial chemical companies that purchase or license our products or services, which may affect our results of operations and financial condition. The continuing efforts of government and third party payers in the markets we serve to contain or reduce the cost of health care may reduce the profitability of pharmaceutical, biotechnology and industrial chemical companies causing them to reduce research and development expenditures. Because some of our products and services depend on such research and development expenditures, our revenues may be significantly reduced. We cannot predict what actions federal, state or private payers for health care goods and services may take in response to any health care reform proposals or legislation.

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

We are subject to pricing pressures in some of the markets we serve. The market for computer aided design modeling and simulation products for the life science industry is intensely competitive, which has led to significant pricing pressure and declines in average selling price over the past several years. Based on recurring analyses of incoming orders typically conducted by our sales and marketing departments, we estimate that the average sales price of our computer aided design modeling and simulation products for the life science industry declined approximately 10% between fiscal year 2008 and fiscal year 2009 and approximately 14% between fiscal year 2009 and fiscal year 2010. While there is not a linear correlation between our product pricing and competition in the marketplace, we believe that our estimates of decreased prices ultimately reflect increased competition that has led and may continue to lead to pricing pressure with respect to sales of these products. In response to such increased competition and general adverse economic conditions in this market, we may be required to further modify our pricing practices. Changes in our pricing model could adversely affect our revenue and earnings.

Revenue from our database content business has been declining and may continue to decline. As a result of the Merger, we have acquired a database content business. This business faces intense competition from both third parties and the increasing availability of freely-available content databases. As a result, revenue from this database content business has been declining. If we are unable to reverse the decline in this business or to increase revenues from our other businesses in order to offset the decline, our revenues and results of operations may suffer.

Our operations may be interrupted by the occurrence of a natural disaster or other catastrophic event at our primary facilities. Our research and development operations and administrative functions are primarily conducted at our facilities in San Diego, California, San Ramon, California, Bend, Oregon, and Cambridge, United Kingdom. We also conduct sales and customer support activities at our facilities in Bedminster, New Jersey, Burlington, Massachusetts, Paris, France, Basel, Switzerland, and Tokyo, Japan. Although we have contingency plans in effect for natural disasters or other catastrophic events, the occurrence of such events could still disrupt our operations. For example, our San Diego, San Ramon, Santa Clara and Tokyo facilities are located in areas that are particularly susceptible to earthquakes. Any natural disaster or catastrophic event in our facilities or the areas in which they are located could have a significant negative impact on our operations.

Our insurance coverage may not be sufficient to avoid material impact on our financial position or results of operations resulting from claims or liabilities against us, and we may not be able to obtain insurance coverage in the future. We maintain insurance coverage for protection against many risks of liability. The extent of our insurance coverage is under continuous review and is modified as we deem it necessary. Despite this insurance, it is possible that claims or liabilities against us may have a material adverse impact on our financial position or results of operations. In addition, we may not be able to obtain any insurance coverage, or adequate insurance coverage, when our existing insurance coverage expires. For example, we do not carry earthquake insurance for our facilities in Tokyo, Japan, San Ramon, California, Santa Clara, California or San Diego, California, because we do not believe the costs of such insurance are reasonable in relation to the potential risk.

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

We are subject to risks associated with the operation of a global business. We derive a significant portion of our total revenue from our operations in international markets. During the nine months ended December 31, 2010 and in fiscal years 2010 and 2009, 51%, 54% and 52%, respectively, of our total revenue was derived from our international operations. Our global business may be affected by local economic conditions, including inflation, recession and currency exchange rate fluctuations. In addition, political and economic changes throughout the world may interfere with our or our customers’ activities in particular locations and result in a material adverse effect on our business, financial condition and operating results. We anticipate that revenue from operations in international markets will continue to account for a significant percentage of future revenue. The following table depicts our region-specific revenue as a percent of total revenue for each of the last three fiscal years:

	Nine Months Ended	Years Ended
Region	December 31, 2010	March 31, 2010	March 31, 2009
U.S.	49%	46%	48%
Europe	28%	30%	28%
Asia-Pacific	23%	24%	24%

Other potential risks inherent in our international business include:

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	currency exchange rate fluctuations;

•	import and export license requirements;

•	tariffs and other barriers;

•	political unrest, terrorism and economic instability;

•	disruption of our operations due to local labor conditions;

•	limited intellectual property protection;

•	difficulties in collecting trade receivables;

•	difficulties in managing distributors or representatives;

•	difficulties in managing an organization spread over various countries;

•	difficulties in staffing foreign subsidiary or joint venture operations; and

•	potentially adverse tax consequences.

Our success depends, in part, on our ability to anticipate and address these risks. There can be no assurance that we will do so effectively, or that these or other factors relating to our international operations will not adversely affect our business or operating results.

In order to improve our financial position, we have reduced our headcount, both prior to and as a result of the Merger, which could negatively impact our business. We have undergone several reductions-in-force over the past several years, and our workforce has declined approximately 25% from March 31, 2006 to July 1, 2010 when we completed the Merger. In addition, as a result of the Merger, we implemented a reduction in force of approximately 15% of the combined employee workforce after the Merger. We do not believe that these reductions have had a material adverse effect on our operations or our ability to generate revenue to date. However, while we believe we have sufficient staff to operate our business, we do not have duplicative or redundant resources in many of our functions or operations. As a result, there can be no assurance that further attrition will not impact our ability to operate our business, or adversely impact our revenues.

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

Continued turmoil in the worldwide financial markets may negatively impact our business, results of operations, and financial condition. As widely reported, financial markets in the U.S., Europe and Asia have been experiencing disruption in recent years, including, among other things, volatility in security prices, declining valuations of certain investments, severely diminished liquidity and credit availability, the failure or sale of various financial institutions and an unprecedented level of government intervention. Many economists believe that the U.S. economy, and possibly the global economy, is in the midst of a prolonged recession. This protracted downturn may hurt our business in a number of ways, including through general decreases in spending and the adverse impact on our customers’ ability to obtain financing, which may lead to delays or failures in our signing customer agreements or signing customer agreements at reduced purchase levels. While we are unable to predict the likely duration and severity of the current disruption in the financial markets and the adverse economic conditions in the U.S. and other countries, any of the circumstances mentioned above could have a material adverse effect on our revenues, financial condition and results of operations.

If we choose to acquire businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or to successfully integrate an acquired business or technology in a cost-effective and non-disruptive manner. From time to time, we may choose to acquire businesses, products or technologies instead of developing them ourselves. We do not know if we will be able to complete any acquisitions, or whether we will be able to successfully integrate any acquired businesses, operate them profitably or retain their key employees. Integrating any business, product or technology we acquire could be expensive and time-consuming, disrupt our ongoing business and distract our management. In addition, in order to finance any acquisition, we may utilize our existing funds, thereby lowering the amount of funds we currently have, or might need to raise additional funds through public or private equity or debt financings. Prolonged tightening of the financial markets may impact our ability to obtain financing to fund future acquisitions and we could be forced to obtain financing on less than favorable terms. Additionally, equity financings may result in dilution to our stockholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business could suffer. In addition, under certain circumstances, amortization of assets or charges resulting from the costs of acquisitions could harm our business, financial condition, or operating results.

Certain Risks Related To Our Financial Performance

We have a history of losses and our future profitability is uncertain. We generated net losses for the nine months ended December 31, 2010, and the years ended March 31, 2007 and 2006. Although we generated net income for the years ended March 31, 2010, 2009 and 2008, we may experience future net losses which may limit our ability to fund our operations and we may not generate income from operations in the future. Our future profitability depends upon many factors, including several that are beyond our control. These factors include without limitation:

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

If we are unable to license software to, or collect receivables from, our customers our operating results may be adversely affected. While the majority of our current customers are well-established, large companies and universities, we also provide products and services to smaller companies. Our financial success depends upon the creditworthiness and ultimate collection of amounts due from our customers, including our smaller customers with fewer financial resources. While we have not experienced significant customer defaults during the past three fiscal years, if we are not able to collect from our customers, we may be required to write-off significant accounts receivable and recognize bad debt expenses which could materially and adversely affect our operating results.

Our quarterly operating results, particularly our quarterly cash flows, may fluctuate. Quarterly operating results may fluctuate as a result of a number of factors, including lengthy sales cycles, market acceptance of new products and upgrades, timing of new product introductions, changes in pricing policies, changes in general economic and competitive conditions, and the timing and integration of acquisitions. We may also experience fluctuations in quarterly operating results due to general and industry specific economic conditions that may affect the research and development expenditures of pharmaceutical and biotechnology companies. In particular, historically we have received approximately two-thirds of our annual customer orders in the quaters ended December 31 and March 31. In accordance with our revenue recognition policies, the revenue associated with these orders is generally recognized over the contractual license term. Therefore, because we accrue sales commissions and royalties upon the receipt of customer orders, we have generally experienced an increase in operating costs and expenses during the quarters ended December 31 and March 31 with only a minimal corresponding incremental increase in revenue. Additionally, our cash flows from operations have historically been positive in the fiscal quarter ended March 31 as we collect the accounts receivable generated from these customer orders, while we have historically experienced negative cash flows from operations in the other three fiscal quarters. As a result of these seasonal variations, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and that our interim financial results are not necessarily indicative of results for a full year or for any subsequent interim period.

We may be required to indemnify Pharmacopeia Drug Discovery, Inc. (“PDD”), or may not be able to collect on indemnification rights from PDD. On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of the spin-off, we agreed to indemnify the indebtedness, liabilities and obligations of PDD. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under certain facility leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be as significant as the remaining future minimum lease payments, which totaled approximately $13.1 million as of December 31, 2010. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any failure by PDD to satisfy its obligations and any required payment by us could have a material adverse effect on our business.

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

The Dodd-Frank Act, enacted in July 2010, expands federal regulation of corporate governance matters and imposes requirements on publicly-held companies, including us, to, among other things, provide stockholders with a periodic advisory vote on executive compensation and also adds compensation committee reforms and enhanced pay-for-performance disclosures. While some provisions of the Dodd-Frank Act are effective upon enactment, others will be implemented upon the SEC’s adoption of related rules and regulations. The scope and timing of the adoption of such rules and regulations is uncertain and accordingly, the cost of compliance with the Dodd-Frank Act is also uncertain.

Sarbanes-Oxley Act required changes in some of our corporate governance and securities disclosure and compliance practices. Under Sarbanes-Oxley, publicly-held companies, including us, are required to, among other things, furnish independent annual audit reports regarding the existence and reliability of their internal control over financial reporting and have their chief executive officer and chief financial officer certify as to the accuracy and completeness of their financial reports.

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

Our business, financial condition and results of operations may be adversely impacted by fluctuations in foreign currency exchange rates. Our international sales generally are denominated in local currencies. Fluctuations in the value of currencies in which we conduct business relative to the U.S. dollar result in currency transaction gains and losses, and the impact of future exchange rate fluctuations cannot be accurately predicted. Future fluctuations in currency exchange rates may have a material adverse impact on revenue from international sales, and thus on our business, financial condition and results of operations. When deemed appropriate, we may engage in currency exchange rate hedging transactions in an attempt to mitigate the impact of adverse exchange rate fluctuations. However, currency hedging policies may not be successful, and they may increase the negative impact of exchange rate fluctuations.

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

As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares. As of February 21, 2011, the top ten institutional holders of our common stock held approximately 48.9% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

Foreign laws may not afford us sufficient protections for our intellectual property, and we may not seek patent protection outside the U.S. We believe that our success depends, in part, upon our ability to protect our intellectual property throughout the world. However, the laws of some foreign countries may not be as comprehensive as those of the U.S. and may not be sufficient to protect our proprietary rights abroad. In addition, we generally do not pursue patent protection outside the U.S. because of cost and confidentiality concerns. Accordingly, our international competitors could obtain foreign patent protection for, and market overseas, products and technologies for which we are seeking patent protection in the U.S.

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

Third party software codes incorporated into our products could subject us to liability or limit our ability to sell such products. Some of our products include software codes licensed from third parties, including the open source community. Some of these licenses impose certain obligations upon us, including royalty and indemnification obligations. In the case of codes licensed from the open source community, the licenses may also limit our ability to sell products containing such code. Though we generally review the applicable licenses prior to incorporating third party code into our software products, there can be no assurance that such third party codes incorporated into our products would not subject us to liability or limit our ability to sell the products containing such code, thereby having a material adverse affect upon our business.

Certain Risks Resulting from the Merger

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

The combined company’s future results will suffer if the combined company does not effectively manage its expanded operations following the Merger. The size of the combined company’s business is significantly larger than businesses of Accelrys and Symyx as stand-alone entities prior to the Merger. The combined company’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for the combined company’s management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We cannot assure you that the combined company will be successful or will realize the expected operating efficiencies, annual net operating synergies, revenue enhancements and other benefits currently anticipated to result from the Merger.

The Merger may not be accretive and may cause dilution to the combined company’s earnings per share, which may negatively impact the price of the common stock of the combined company following the completion of the Merger. We anticipate that the Merger will be accretive to the earnings per share of the combined company for the first full calendar year following the completion of the Merger. This expectation is based on preliminary estimates and assumes certain synergies expected to be realized by the combined company during such time. These estimates and assumptions could materially change due to additional transaction-related costs, the failure to realize any or all of the benefits expected in the Merger or other factors beyond the our control. All of these factors could delay, decrease or eliminate the expected accretive effect of the Merger and cause resulting dilution to the combined company’s earnings per share or to the price of the common stock of the combined company.

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

The success of the combined company will depend on relationships with third parties and pre-existing customers of Accelrys and Symyx, which relationships may be adversely affected by customer preferences or public attitudes about the Merger. The combined company’s success will be dependent on the ability to maintain and renew relationships with pre-existing customers and other clients of both Accelrys and Symyx and to establish new client relationships. There can be no assurance that the business of the combined company will be able to maintain pre-existing customer contracts and other business relationships, or enter into or maintain new customer contracts and other business relationships, on acceptable terms, if at all. The failure to maintain important customer relationships could have a material adverse effect on the business, financial condition or results of operations of the combined company.

The combined company’s ability to utilize its net operating loss (“NOL”) and tax credit carryforwards in the future is limited by Sections 382 and 383 of the Code. In general, under Section 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOL and credit carryforwards to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (which is generally three years). The amount of the annual limitation is generally equal to the value of the stock of the corporation immediately prior to the ownership change, multiplied by the adjusted federal tax-exempt rate set by the Internal Revenue Service.

As a result of the Merger, Accelrys and Symyx have undergone an “ownership change” for purposes of Section 382 of the Code. Accordingly, the combined company’s ability to utilize Accelrys’s and Symyx’s NOLs and tax credit carryforwards will be limited as described in the preceding paragraph. These limitations could in turn result in increased future tax payments for the combined company, which could have a material adverse effect on the business, financial condition or results of operations of the combined company.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The following is a summary of our principal business locations:

Location	Principal activities	Lease Ends	Square Feet
U.S.
San Diego, California,	Corporate headquarters, sales, customer support, marketing, product development and administration	2013	68,436
San Ramon, California	Product development and administration	2016	64,409
Santa Clara, California	Finance and administration	2011	6,994
Bend, Oregon	Product development and administration	2014	7,292
Bedminster, New Jersey	Product development and administration	2015	7,855
Burlington, Massachusetts	Sales	2014	4,830

Location	Principal activities	Lease Ends	Square Feet
Europe
Cambridge, U.K.	Sales, customer support, marketing, product development and administration	2022	24,451
Paris, France	Sales and administration	2015	2,486
Basel, Switzerland	Sales, customer support	2013	8,148
Cologne, Germany	Sales, customer support	2012	2,325

Asia
Tokyo, Japan	Sales, customer support and administration	2012	9,001
Bangalore, India	Sales and administration	2013	2,500

We believe our existing properties are in good condition and are adequate to meet our current and reasonably foreseeable future requirements.

Item 3.	Legal Proceedings

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

On June 22, 2010, the defendants entered into a memorandum of understanding (the “MOU”) with the plaintiffs, pursuant to which the defendants and the plaintiffs agreed to settle the Consolidated Action. Subject to court approval and further definitive documentation the MOU resolves the allegations by the plaintiffs against the defendants made in connection with the Merger and the Merger Agreement, and provides a release and settlement by the purported class of Symyx stockholders with prejudice of all asserted claims against the defendants without costs to any defendant (other than as expressly provided in the MOU), in exchange for Symyx’s agreement to provide additional supplemental disclosures to the joint proxy statement/prospectus issued by Accelrys and Symyx in connection with the Merger. Accelrys and Symyx made the appropriate supplemental disclosures on June 23, 2010. On January 28, 2011 the plaintiffs filed the Unopposed Notice of Motion for Preliminary Approval of a Class Action Settlement and supporting documents. On February 25, 2011, the Court signed a preliminary approval order, which granted preliminary certification of a non-opt out class and set a settlement hearing for April 22, 2011 to determine whether a final order and judgment should be granted to settle this matter. Upon settlement, we will be obligated to pay any attorneys fees and expenses awarded to the plaintiffs, if any. If the settlement is not approved or the conditions of the MOU are not satisfied, we intend to take all appropriate actions to defend against the allegations made in the Complaint.

In addition to the foregoing, we are subject to various claims and legal proceedings arising in the ordinary course of our business. While any legal proceeding has an element of uncertainty, management believes that the disposition of such matters, in the aggregate, will not have a material effect on our results of operations.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock trades on the NASDAQ Global Market under the symbol “ACCL”. The following table sets forth, for the periods indicated, the range of high and low sale prices per share of our common stock:

	High	Low
Nine Months Ended December 31, 2010
Quarter Ended June 30, 2010	$7.55	$6.15
Quarter Ended September 30, 2010	$7.29	$5.96
Quarter Ended December 31, 2010	$8.95	$6.50
Year Ended March 31, 2010
First Quarter	$6.25	$3.85
Second Quarter	$6.28	$5.43
Third Quarter	$5.88	$4.92
Fourth Quarter	$6.75	$5.33
Year Ended March 31, 2009
First Quarter	$7.03	$4.81
Second Quarter	$5.73	$4.24
Third Quarter	$5.63	$2.63
Fourth Quarter	$4.56	$3.05

From the date of our initial public offering on December 5, 1995 until February 26, 2004, our stock traded under the symbol “PCOP”. Since February 27, 2004, our common stock has traded under the symbol “ACCL”.

Holders of Record

As of February 21, 2011, there were 377 holders of record of our common stock.

Dividends

No cash dividends have been paid on the common stock to date, nor do we anticipate paying dividends in the foreseeable future.

Equity Compensation Plan Information

The information required by Item 201(d) of Regulation S-K will be included in the definitive proxy statement for our 2011 annual meeting of stockholders or an amendment to this Report (either of the foregoing, a “Subsequent Filing”) to be filed with the SEC within 120 days after our fiscal period ended December 31, 2010, and is incorporated into this Report by reference.

Issuer Purchases of Equity Securities

On November 10, 2010, we entered into a Stock Repurchase Plan with a broker (the “Repurchase Plan”), in accordance with Rule 10b5-1 of the Exchange Act. Pursuant to the Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we instructed the broker to purchase for our account up to $6.0 million worth of our common stock by March 31, 2011. On the basis of the foregoing, we purchased $3.0 million worth of our common stock in the quarter ended December 31, 2010, and we purchased the remaining $3.0 million worth of our common stock in early 2011.

On March 11, 2011, we entered into a second Stock Repurchase Plan with a broker (the “Second Repurchase Plan”) in accordance with Rule 10b5-1 of Exchange Act. Pursuant to the Second Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we have instructed the broker to purchase for our account up to an additional $4.0 million worth of our common stock by September 30, 2011.

The following table sets forth information concerning purchases of our common stock, in each fiscal month during the three months ended December 31, 2010, which upon repurchase are classified as treasury shares available for general corporate purposes:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan or programs
				(In thousands)
On November 2, 2010				$3,000
11/3/2010 – 11/30/2010	177,923	$8.40	177,923	$1,505
12/1/2010 – 12/31/2010	176,032	$8.50	176,032	—

Comparison of Stockholder Return

The following information shall not be deemed to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

The following graph compares the five-year cumulative total return through December 31, 2010 for our common stock, which is traded under the symbol “ACCL” on the NASDAQ Global Market, to a broad market index, namely the NASDAQ U.S. Composite Index (the “NASDAQ Index”) and an industry index, namely the NASDAQ Computer and Data Processing Services Index (the “Industry Index”). This graph assumes an investment of $100 was made in both our common stock and in each index on March 31, 2006 and further assumes that all dividends were reinvested. The stock price performance on the graph is not necessarily indicative of future stock price performance.

	Accelrys, Inc.	NASDAQ Index	Industry Index
March 31, 2006	100.00	100.00	100.00
March 31, 2007	87.76	103.69	109.11
March 31, 2008	75.38	96.72	107.49
March 31, 2009	54.75	52.42	79.41
March 31, 2010	84.73	82.24	126.15
December 31, 2010	114.17	92.34	142.60

Item 6.	Selected Consolidated Financial Data

Change in Fiscal Year End

On August 3, 2010, our board of directors approved a change in our fiscal year end from March 31 to December 31. The fiscal year end change was effective December 31, 2010 and resulted in a nine-month reporting period from April 1, 2010 to December 31, 2010. As a result, this Report is a transition report and includes financial information for the Transition Period. Subsequent to this Report, our annual reports on Form 10-K will cover the calendar year January 1 to December 31. All references to “years”, unless otherwise noted, refer to the twelve-month fiscal year, which prior to April 1, 2010, ended on March 31, and beginning with January 1, 2011, ends on December 31, of each year.

The following selected consolidated financial data have been derived from our audited consolidated financial statements. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Report. The following table sets forth our selected consolidated financial data as of and for nine months ended December 31, 2010 and each of the years ended March 31, 2010, 2009, 2008 and 2007.

	Nine Months Ended	Years Ended
	December 31, 2010	March 31, 2010	March 31, 2009	March 31, 2008	March 31, 2007
Consolidated Statements of Operations:
Revenue	$80,205	$82,959	$80,981	$79,739	$80,955
Cost of revenue:
Cost of revenue	23,528	14,136	14,749	14,376	14,704
Amortization of completed technology	4,887	844	1,524	1,524	1,533

Total cost of revenue	28,415	14,980	16,273	15,900	16,237

Gross margin	51,790	67,979	64,708	63,839	64,718
Operating expenses:
Product development	22,080	16,045	15,978	18,832	20,067
Sales and marketing	34,848	38,042	36,083	34,552	32,356
General and administrative	11,697	12,479	12,070	11,131	13,791
Business consolidation and restructuring costs (recoveries)	16,493	(86)	896	179	1,201
Purchased intangible asset amortization	2,712	—	—	—	—

Total operating expenses	87,830	66,480	65,027	64,694	67,415
Operating income (loss)	(36,040)	1,499	(319)	(855)	(2,697)
Interest and other income, net	1,377	914	1,608	3,237	1,954

Income (loss) before taxes	(34,663)	2,413	1,289	2,382	(743)
Income tax expense (benefit)	(14,055)	1,218	1,195	1,061	782

Net income (loss)	$(20,608)	$1,195	$94	$1,321	$(1,525)

Basic and diluted net income (loss) per share amounts:	$(0.44)	$0.04	$0.00	$0.05	$(0.06)
Weighted average shares used to compute basic and diluted net income (loss) per share amounts
Basic	46,446	27,504	27,093	26,692	26,351
Diluted	46,446	27,760	27,203	27,185	26,351

	December 31, 2010	March 31, 2010	March 31, 2009	March 31, 2008	March 31, 2007
Consolidated Balance Sheet Data:
Cash, cash equivalents, marketable securities and restricted cash and marketable securities	$141,052	$93,082	$81,769	$76,381	$70,757
Total assets	363,282	171,205	160,614	156,091	154,601
Total deferred revenue	67,459	61,325	57,224	58,341	56,133
Noncurrent liabilities(1)	11,331	6,953	7,204	8,140	8,342
Accumulated deficit	(199,973)	(179,365)	(180,560)	(180,654)	(182,681)
Total stockholders’ equity	247,646	86,104	80,759	74,882	68,990

(1)	Noncurrent liabilities primarily consist of long-term, lease-related liabilities and accrued income tax.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

On July 1, 2010, pursuant to the terms of the Merger Agreement, Merger Sub, our wholly-owned subsidiary, merged with and into Symyx, with Symyx surviving as our wholly-owned subsidiary. Symyx’s operating results are included in our consolidated financial statements and results of operations beginning July 1, 2010.

Our Business

We develop and commercialize scientific informatics software products and services for industries and organizations that rely on scientific innovation to differentiate themselves in the marketplace. In July 2010, we completed the Merger, increasing the breadth and depth of our scientific product portfolio by adding a set of complementary scientific applications, content databases and technologies. Prior to the Merger, our products were primarily utilized by our customers’ research organizations. As a result of the Merger we have expanded our focus to include products that are utilized by our customers’ development organizations. Collectively, therefore, our products and services are intended to optimize our customers’ research and development value chain, from early research through development into early manufacturing. Our software is used by our customers’ scientists, biologists, chemists and information technology professionals to design, execute and manage scientific experiments in-silico or in the lab and to aggregate, mine, manage, analyze and interactively report on the scientific data from those experiments. The ability to integrate and access data from diverse data sources, and to make that information accessible throughout the scientific value chain, enables our customers to reduce costs, enhance productivity and more efficiently provide innovative and effective products to their customers.

Our customers include leaders from a variety of industries, including pharmaceutical, biotechnology, agricultural, energy, chemicals, aerospace, consumer packaged goods and industrial products, as well as various government and academic entities. We market our software products and services worldwide, principally through our direct sales force, augmented by the use of third party distributors. We are headquartered in San Diego, California and were incorporated in Delaware in 1993.

Description of Our Markets and Business

Our customers differentiate themselves through scientific innovation. As a result, innovation in the discovery and development of new products, compliance with applicable regulations, rapid, cost-effective commercialization of such products and the ability to protect the intellectual property therein is crucial to our customers’ success. Therefore, they invest considerable resources in technologies that help identify productive new pathways for research projects, help develop new materials, increase the efficiency of discovery and development processes, and otherwise enable them to maximize the use of scientific data, information and knowledge. Our software solutions allow these companies to effectively design, plan and execute scientific experiments in a repeatable process and in compliance with regulations; leverage the vast amounts of information stored in both corporate databases and public data sources to optimize their processes and accelerate innovation; model, predict and analyze potential scientific outcomes; and access comprehensive, integrated and cross-referenced databases and reference works.

The pharmaceutical and biotechnology industries are a very important part of our business. Our products have been widely adopted within the research functions of businesses in these industries, but less widely adopted by the development functions of such businesses. In addition, these markets present challenges due to industry consolidation, the maturity of these markets, patent expirations, reductions in the level of discovery research activity, increased competition, including competition from open source software and outsourcing of research to other entities. The other industries to which we market our products, including energy, material, agricultural, aerospace and consumer packaged goods, are earlier in the adoption curve for such scientific software products, which we view as both a challenge and an opportunity.

Business Strategy

Scientific research and development organizations face several challenges that impact their ability to comply with applicable regulations, protect their intellectually property and rapidly and cost-effectively bring products to market. Among these challenges is the fact that scientific data is often found in disparate databases and that research, development and early manufacturing processes are disconnected, manually intensive, inefficient and repetitive.

Our overall strategy is to help our customers address these challenges by offering them an open enterprise-scale scientific software platform and a broad portfolio of scientific software applications leveraging our deep domain expertise in chemistry, biology and the materials sciences. We believe the combination of our enterprise R&D platform and associated set of applications including the ELN, computer aided design modeling and simulation software, data management and informatics software, content databases, and professional services help optimize our customers’ scientific value chain.

Historically, we have had a strong presence in our customers’ research organizations. Symyx’s products have also had a presence in its customers’ development organizations. We believe that the combination of our products with the products we acquired as a result of the Merger ( most significantly its ELN) enables us to provide greater value to the development function of these organizations. Our strategy is to continue to integrate and enhance our offerings in order to further enhance the value of the products we acquired and the value of our products’ collective portfolio to these organizations, thus enabling us to expand upon our presence in the research and development organizations of our existing customers. In addition, we believe such enhanced offerings will enable us to extend our presence to new customers’ development organizations. We also intend to continue to develop advanced analysis, scientific and reporting component collections in order to extend our platform’s value to and use by our customers.

Our strategy also includes offering professional services to further tailor our enterprise R&D platform to our customers’ individual business needs, thereby increasing its utility and value. Because our enterprise R&D platform is the underlying operating platform for many products in our broad portfolio, and integration with the Symyx applications is a development priority, we expect the use of these products to expand as the use of our platform grows, thus further increasing our sales and value to our customers.

Our enterprise R&D platform is an open platform. We partner with third party organizations and academic institutions which develop scientific software and services, and we enable and encourage these companies to develop applications that operate on our platform, further proliferating its utility and value to our customers.

We also focus on industries in markets where scientific innovation is a key differentiator, but the use of scientific software solutions has not been widely adopted. As we develop a greater presence in these markets, we believe our ability to attract additional customers will increase.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this Report. We have identified the following as the most critical accounting policies and estimates used in the preparation of our consolidated financial statements.

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

Professional Services. We provide certain services to our customers, including non-complex product training, installation, implementation and other professional services which are non-essential to the operation of the software. We also perform professional services for our customers designed to enhance the value of our software products by creating extensions to functionality to address a client’s specific business needs. When sold separately, revenue from these services is recognized as the services are delivered under the proportional performance or completed performance method.

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

Royalty Income

We recognize the royalty income based on reported sales by third party licensees of products containing the applicable licensed materials and intellectual property. If there are extended payment terms, royalty revenue is recognized as these payments become due. Non-refundable royalties, for which there are no further performance obligations, are recognized when due under the terms of the applicable agreements.

Valuation of Goodwill

Our goodwill resulted from acquisitions in fiscal years 1999 through 2010. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other (“ASC Topic 350”), we review goodwill for impairment at least annually and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of the reporting unit to which the goodwill has been assigned below its carrying value. Examples of such events or circumstances include: a significant adverse change in legal factors or in the business climate, a significant decline in our stock price, a significant decline in our projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of a reporting unit.

Our goodwill is considered to be impaired if we determine that the carrying value of the reporting unit to which the goodwill has been assigned exceeds its estimated fair value. We completed our annual goodwill impairment test as of December 31, 2010 and concluded that our goodwill was not impaired. Based on the guidance provided by ASC Topic 350 and ASC Topic 280, Segment Reporting, management has determined that our company consists of one reporting unit given the similarities of economic characteristics between our operations and the common nature of our products, services and customers. Because we have only one reporting unit, and because we are publicly traded, we determine the fair value of the reporting unit based on our market capitalization as we believe this represents the best evidence of fair value. Our conclusion that goodwill was not impaired was based on a comparison of our net assets as of December 31, 2010 to our market capitalization.

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

Our indefinite-lived intangible asset is considered to be impaired if we determine that the carrying value of the asset exceeds its estimated fair value. We completed our annual indefinite-lived intangible asset impairment test as of December 31, 2010 and concluded that our indefinite-lived intangible asset was not impaired. We estimated the fair value of our indefinite-lived intangible asset utilizing a discounted cash flow analysis which considers the estimated future customer orders for our scientific informatics platform and the associated direct and incremental selling, marketing, and product development costs. Key assumptions included in the discounted cash flow analysis include projections of future customer order growth for our scientific informatics platform and developing an appropriate discount rate.

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

Expected Award Life. We determine the expected life of an award by considering various relevant factors, including the vesting period and contractual term of the award, our employees’ historical exercise patterns and length of service and employee characteristics. We also consider the expected award lives of comparable publicly traded companies. For stock purchase plan purchase rights, the expected life is equal to the current offering period under the stock purchase plan.

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

Long Term Investments

We determine the accounting method used to account for investments in equity securities of other business entities in which we do not have a controlling interest primarily based on our ownership of each such business entity and whether we have the ability to exercise significant influence over the strategic, operating, investing, and financing activities of each such business entity. We monitor these investments for impairment by considering current factors including economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment.

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

We assess the recoverability of our deferred tax assets on an ongoing basis. In making this assessment we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgment. We do not recognize current and future tax benefits until it is more likely than not that our tax positions will be sustained. In general, any realization of our net deferred tax assets will reduce our effective rate in future periods. However, the realization of deferred tax assets that are related to net NOLs that were generated by tax deductions resulting from the exercise of non-qualified stock options will be a direct increase to stockholders’ equity.

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

Change in Fiscal Year and Comparative Financial Information

On August 3, 2010, our board of directors approved a change in our fiscal year end from March 31 to December 31. The fiscal year end change was effective December 31, 2010 and resulted in a nine-month reporting period from April 1, 2010 to December 31, 2010. As a result, this Report is a transition report and includes financial information for the Transition Period. Subsequent to this Report, our annual reports on Form 10-K will cover the calendar year January 1 to December 31. All references to “years”, unless otherwise noted, refer to the twelve-month fiscal year, which prior to April 1, 2010, ended on March 31.

As a result of the fiscal year change, the unaudited comparative information for the nine months ended December 31, 2009 is included in the consolidated statement of operations and consolidated statement of cash flows. The audited financial information for the nine months ended December 31, 2010 includes all normal recurring adjustments necessary for the fair statement of the results for that period.

Results of Operations

Comparison of the Nine Months Ended December 31, 2010 and 2009

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Nine Months Ended December 31,
	2010	2009
		(unaudited)
Revenue	100%	100%
Cost of revenue:
Cost of revenue	29%	17%
Amortization of completed technology	6%	1%

Total cost of revenue	35%	18%

Gross margin	65%	82%
Operating expenses:
Product development	28%	19%
Sales and marketing	43%	42%
General and administrative	15%	14%
Business consolidation and restructuring costs (recoveries)	21%	* %
Purchased intangible asset amortization	3%	—%

Total operating expenses	110%	75%

Operating income (loss)	(45)%	7%
Interest and other income, net	2%	1%

Income (loss) before taxes	(43)%	8%
Income tax expense (benefit)	(18)%	2%

Net income (loss)	(25)%	6%

*	Less than 1%.

Revenue

Revenue increased 29% to $80.2 million for the nine months ended December 31, 2010 compared to $62.2 million for the nine months ended December 31, 2009. The increase in revenue was primarily attributable to the Merger, and includes Symyx revenue of approximately $17.9 million.

Total Cost of Revenue

Cost of Revenue. Cost of revenue increased to $23.5 million for the nine months ended December 31, 2010, as compared to $10.5 million for the nine months ended December 31, 2009. As a percentage of revenue, cost of revenue increased to 29% for the nine months ended December 31, 2010 as compared to 17% for the nine months ended December 31, 2009. The increase in cost of revenue was primarily attributable to an increase in software and content royalties of approximately $3.9 million, an increase in personnel and related expenses in our services department of approximately $4.8 million, an increase in professional fees of approximately $0.9 million and an increase in overhead allocated expense of approximately $3.4 million, each as a result of the Merger.

Amortization of Completed Technology. Amortization of completed technology increased to $4.9 million for the nine months ended December 31, 2010, as compared to $0.8 million for the nine months ended December 31,

2009. As a percentage of revenue, amortization of completed technology increased to 6% for the nine months ended December 31, 2010 as compared to 1% for the nine months ended December 31, 2009. The increase in amortization of completed technology was due to amortization of completed technology intangible assets acquired in the Merger.

Operating Expenses

Product Development Expenses. Product development expenses increased to $22.1 million for the nine months ended December 31, 2010, as compared to $11.6 million for the nine months ended December 31, 2009. As a percentage of revenue, product development expenses increased to 28% for the nine months ended December 31, 2010, as compared to 19% for the nine months ended December 31, 2009. The increase in product development expenses was primarily attributable to an increase in personnel and related expenses of approximately $5.3 million, an increase in professional fees of approximately $2.3 million and an increase in overhead expense of approximately $2.9 million, each as a result of the Merger.

Sales and Marketing Expenses. Sales and marketing expenses increased to $34.8 million for the nine months ended December 31, 2010, as compared to $26.3 million for the nine months ended December 31, 2009. As a percentage of revenue, sales and marketing expenses increased to 43% for the nine months ended December 31, 2010 as compared to 42% for the nine months ended December 31, 2009. The increase in sales and marketing expenses was primarily attributable to an increase in personnel and related expenses of approximately $5.7 million, an increase in professional fees of approximately $0.9 million and an increase in overhead expense of approximately $2.0 million, each as a result of the Merger.

General and Administrative Expenses. General and administrative expenses increased to $11.7 million for the nine months ended December 31, 2010, as compared to $8.9 million for the nine months ended December 31, 2009. As a percentage of revenue, general and administrative expenses increased to 15% for the nine months ended December 31, 2010, as compared to 14% for the nine months ended December 31, 2009. The increase in general and administrative expenses was primarily attributable to an increase in personnel and related expenses of approximately $3.0 million and an increase in professional fees of approximately $1.5 million and an increase in overhead of approximately $1.8 million, each as a result of the Merger.

Business Consolidation and Restructuring Costs. Business consolidation and restructuring costs of $16.5 million for nine months ended December 31, 2010, were comprised of $11.8 million in business consolidation costs and $4.7 million in restructuring costs. As a percentage of revenue, business consolidation and restructuring costs were 21% for the nine months ended December 31, 2010. We have classified all transaction and integration related costs to business consolidation costs, which includes personnel costs of $5.4 million related to current employees who have been terminated or notified they will be terminated from the Company and professional service and other costs of $6.4 million directly related to the Merger and integration of Symyx.

Purchased Intangible Asset Amortization. Purchased intangible asset amortization was $2.7 million for the nine months ended December 31, 2010. As a percentage of revenue, purchased intangible asset amortization was 3% for the nine months ended December 31, 2010, and was related solely to the amortization of backlog, customer relationship and trademark intangible assets acquired in the Merger.

Net Interest and Other Income

Net interest and other income was $1.4 million for the nine months ended December 31, 2010, as compared to $0.6 million for the nine months ended December 31, 2009. Significant components of net interest and other income for the nine months ended December 31, 2010 included interest income of $0.7 million, royalty income of $2.0 million, and a foreign currency exchange gain of $0.2 million, partially offset by royalty expense of $0.3 million and amortization of purchased intangible assets of $1.2 million. Significant components of net interest and other income for the nine months ended December 31, 2009 included interest income of $0.2 million, foreign currency exchange gain of $0.1 million and a gain on our auction rate securities of $0.2 million.

Income Tax Expense (Benefit)

Income tax benefit was $14.1 million for the nine months ended December 31, 2010, as compared to income tax expense of $1.1 million for the nine months ended December 31, 2009. In connection with the Merger, we released $14.9 million of our valuation allowance against our deferred tax assets, as we have concluded that our NOLs can be utilized against the deferred tax liabilities assumed in connection with the Merger.

Comparison of the Years Ended March 31, 2010 and 2009

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Years Ended March 31,
	2010	2009
Revenue	100%	100%
Cost of revenue:
Cost of revenue	17%	18%
Amortization of completed technology	1%	2%

Total cost of revenue	18%	20%

Gross margin	82%	80%
Operating expenses:
Product development	19%	20%
Sales and marketing	46%	45%
General and administrative	15%	15%
Business consolidation and restructuring costs (recoveries)	* %	1%
Purchased intangible asset amortization	—%	—%

Total operating expenses	80%	80%

Operating income (loss)	2%	* %
Interest and other income, net	1%	2%

Income before taxes	3%	2%
Income tax expense	1%	1%

Net income	1%	* %

*	Less than 1%.

Revenue

Revenue increased 2% to $83.0 million for the year ended March 31, 2010 compared to $81.0 million for the year ended March 31, 2009. The increase was due to an increase in software revenue of approximately $2.4 million and an increase in service revenue of approximately $0.3 million, partially offset by a decrease in maintenance and other revenue of approximately $0.7 million.

Total Cost of Revenue

Cost of Revenue. Cost of revenue decreased 4% to $14.1 million for the year ended March 31, 2010, as compared to $14.7 million for the year ended March 31, 2009. As a percentage of revenue, cost of revenue was 17% and 18% for the years ended March 31, 2010 and 2009, respectively. The decrease in cost of revenue was primarily attributable to a decrease in distributor commissions of $0.4 million and lower personnel costs in our service departments of $0.4 million primarily, partially offset by an increase in professional fees of $0.3 million.

Amortization of Completed Technology. Amortization of completed technology decreased to $0.8 million for the year ended March 31, 2010, as compared to $1.5 million for the year ended March 31, 2009. As a percentage of revenue, amortization of completed technology decreased to 1% for the year ended March 31, 2010 as compared to 2% for the for the year ended March 31, 2009. The decrease in amortization of completed technology was due solely to amortization of completed technology intangible assets during the year ended March 31, 2010.

Operating Expenses

Product Development Expenses. Product development expenses were consistent at approximately $16.0 million for each of the years ended March 31, 2010 and 2009. As a percentage of revenue, product development expenses decreased to 19% for the year ended March 31, 2010, as compared to 20% for the year ended March 31, 2009. The slight increase in product development expenses was attributable to an increase in personnel related costs of approximately $0.4 million, partially offset by a decrease in consulting costs of $0.1 million and overhead costs of $0.2 million.

Sales and Marketing Expenses. Sales and marketing expenses increased 5% to $38.0 million for the year ended March 31, 2010, as compared to $36.1 million for the year ended March 31, 2009. As a percentage of revenue, sales and marketing expenses increased to 46% for the year ended March 31, 2010, as compared to 45% for the year ended March 31, 2009. The increase in sales and marketing expense is primarily attributable to additional personnel and incentive compensation of approximately $1.3 million, as well as an increase in professional fees of $0.6 million related to new marketing initiatives.

General and Administrative Expenses. General and administrative expenses increased 3% to $12.5 million for the year ended March 31, 2010, as compared to $12.1 million for the year ended March 31, 2009. As a percentage of revenue, general and administrative expenses were consistent at 15% for both the years ended March 31, 2010 and March 31, 2009. The increase in general and administrative expenses was primarily attributable to an increase in merger and acquisition related costs of $0.7 million, partially offset by a decrease in personnel related costs of $0.4 million.

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

Liquidity and Capital Resources

We had cash, cash equivalents, marketable securities, and restricted cash of $141.1 million as of December 31, 2010, as compared to $93.1 million as of March 31, 2010, an increase of $48.0 million. The increase cash, cash equivalents, marketable securities and restricted cash during the nine months ended December 31, 2010 was primarily attributable to cash acquired in the Merger of $74.5 million, an increase in the fair value of our marketable securities balance of $1.3 million and proceeds from the sale of common stock of $2.3 million, net of shares tendered for payment of withholding tax. These items were partially offset by cash used in operations of $24.1 million, purchases of capital equipment of $3.1 million, repurchases of common stock of $3.0 million and equity issuance costs of $0.8 million. Our quarterly operating cash flows are significantly impacted by changes in accounts receivable balances. Due to the seasonality of our business, accounts receivable balances have historically increased significantly in the quarter ended December 31 as a result of higher order intake and bookings. The collection of these accounts receivable balances has generally resulted in positive cash flows from operations in the quarter ended March 31, while we have historically experienced negative cash flows from operations in the other three fiscal quarters.

Net cash used in operating activities was $24.1 million for the nine months ended December 31, 2010, as compared to $5.5 million for the nine months ended December 31, 2009. The increase in cash used in operating activities was primarily attributable to our net loss, as well as changes in working capital for the nine months ended December 31, 2010.

Net cash provided by investing activities was $33.1 million for the nine months ended December 31, 2010, as compared to $24.3 million for the nine months ended December 31, 2009. Significant components of cash flows from investing activities for the nine months ended December 31, 2010 included cash of $74.5 million acquired in the Merger, a net increase in our marketable securities portfolio of $37.6 million, net purchases of property and equipment of $3.1 million and equity issuance costs of $0.8 million. Significant components of cash flows from investing activities for the nine months ended December 31, 2009 included a reduction in our marketable securities portfolio of approximately $24.8 million, offset by net purchases of property and equipment of $0.5 million.

Net cash used by financing activities was $0.7 million for the nine months ended December 31, 2010 as compared to net cash provided by financing activities of $0.1 million for the nine months ended December 31, 2009. Significant components of cash flows from financing activities for the nine months ended December 31, 2010 included repurchases of the Company’s common stock of $3.0 million, offset by $2.3 million of proceeds from the issuance of our common stock under employee stock plans, reduced by payments made to taxing authorities on behalf of our employees when tendering stock to us for settlement of minimum income tax liability upon vesting of restricted stock units (“RSUs”). Cash flows from financing activities for the nine months ended December 31, 2009 consisted solely of proceeds from the issuance of our common stock under employee stock plans, reduced by the aforementioned payments to taxing authorities on behalf of our employees upon vesting of RSUs.

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

On November 10, 2010, we entered into the Repurchase Plan in accordance with Rule 10b-5 of the Exchange Act. Pursuant to the Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we instructed the broker to purchase for our account up to $6.0 million worth of our common stock by March 31, 2011. On the basis of the foregoing, we purchased $3.0 million worth of our common stock in the quarter ended December 31, 2010, and we purchased the remaining $3.0 million worth of our common stock in early 2011.

On March 11, 2011, we entered into the Second Repurchase Plan in accordance with Rule 10b5-1 of Exchange Act. Pursuant to the Second Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we have instructed the broker to purchase for our account up to an additional $4.0 million worth of our common stock by September 30, 2011.

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

Contractual Obligations

Our long-term contractual obligations as of December 31, 2010 are as follows (in thousands):

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Operating leases, net of subleases	$35,197	$7,274	$12,461	$6,934	$8,528
Minimum royalty payments(1)	4,858	1,639	822	822	1,575

Total	$40,055	$8,913	$13,283	$7,756	$10,103

(1)	For purposes of the contractual obligations table, we have included indefinite-lived contractual minimum royalty payments due in the ten fiscal years following December 31, 2010.

We are obligated to pay royalties for licenses to enhance and market certain software used in connection with our product offerings. In addition to the contractual minimum royalties included in the table above, we have several royalty agreements that are long term or perpetual in nature with royalty obligations that are generally based on a percentage of revenues derived from certain software license sales and associated sales of PCS. The royalty agreements require quarterly payments and generally do not limit the maximum royalties owed. We incurred royalty related expenses of $4.6 million and $1.8 million for the nine months ended December 31, 2010 and 2009, respectively, and $2.2 million in each of the years ended March 31, 2010 and 2009. Our future annual royalty obligations will vary based on the volume and mix of our product sales and, as a result, may increase in the future.

On April 30, 2004, in connection with the spin-off of PDD, the landlords of our New Jersey facilities, which were used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $13.1 million as of December 31, 2010. In accordance with ASC Topic 460, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair market value of the guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. The liability for our guarantee of the lease obligation was $0.3 million and $0.4 million as of December 31, 2010 and March 31, 2010, respectively.

Off-Balance Sheet Arrangements and Related Party Transactions

As of December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

New Accounting Standards

In January 2010, the FASB issued ASC 820-10-65-7, Improving Disclosures about Fair Value Measurements. This guidance requires additional disclosures for fair value measurements including the following: (1) amounts transferred in and out of Level 1 and 2 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2009 and (2) activities in Level 3 fair value measurements including purchases, sales, issuances, and settlements, which is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of the revised guidance related to amounts transferred in and out of Level 1 and 2 fair value measurements did not have a significant impact on our financial statement disclosures, and we do not believe that the adoption of the revised guidance related to Level 3 activities will have a material impact on our financial statement disclosures.

In January 2010, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (FASB Statement No. 167, Amendments to FASB Interpretation No. 46 (R)), which revises the analysis for identifying the primary beneficiary of a variable interest entity (“VIE”) by replacing the previous quantitative-based analysis with a framework that is based more on qualitative judgments. The new guidance requires the primary beneficiary of a VIE to be identified as the party that both (i) has the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE. This guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. The adoption of this guidance did not have a significant impact on our financial position or results of operations.

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

In September 2009, the FASB issued ASC 985-605-65-1, Certain Revenue Arrangements That Include Software Elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality” of the tangible product. Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009. The new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We believe this guidance will not have a material impact on our financial position or results of operations.

Common Stock Repurchases

On November 10, 2010, we entered into the Repurchase Plan, in accordance with Rule 10b5-1 of the Exchange Act. Pursuant to the Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we instructed the broker to purchase for our account up to $6.0 million worth of our common stock by March 31, 2011. As of December 31, 2010, we had repurchased 353,955 shares of our common stock for approximately $3.0 million at an average cost of $8.40 per share, and we completed the repurchase of the remaining $3.0 million of our common stock in early 2011. All of the shares repurchased have been recorded as treasury stock.

On March 11, 2011, we entered into the Second Repurchase Plan in accordance with Rule 10b5-1 of Exchange Act. Pursuant to the Second Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we have instructed the broker to purchase for our account up to an additional $4.0 million worth of our common stock by September 30, 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Accelrys, Inc.

We have audited the accompanying consolidated balance sheets of Accelrys, Inc. as of December 31, 2010 and March 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the nine month period ended December 31, 2010 and for each of the two years in the period ended March 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accelrys, Inc. at December 31, 2010 and March 31, 2010, and the consolidated results of its operations and its cash flows for the nine month period ended December 31, 2010 and for each of the two years in the period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Accelrys, Inc.’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

March 14, 2011

Accelrys, Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31, 2010	March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$86,316	$77,121
Marketable securities	27,975	10,461
Trade receivables, net of allowance for doubtful accounts of $163 as of December 31, 2010 and March 31, 2010	29,489	22,745
Prepaid expenses, deferred tax asset and other current assets	10,709	5,201

Total current assets	154,489	115,528
Marketable securities, net of current portion	21,236	—
Restricted cash and marketable securities	5,525	5,500
Property and equipment, net	11,969	2,324
Goodwill	69,356	42,663
Purchased intangible assets, net	70,748	4,515
Long-term investments	18,510	—
Other assets	11,449	675

Total assets	$363,282	$171,205

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,124	$1,823
Accrued liabilities	16,849	4,684
Accrued compensation and benefits	12,239	10,207
Current portion of accrued restructuring charges	3,634	109
Current portion of deferred revenue	63,888	58,403

Total current liabilities	100,734	75,226
Deferred revenue, net of current portion	3,571	2,922
Accrued income tax	7,220	2,309
Accrued restructuring charges, net of current portion	472	531
Lease-related liabilities, net of current portion	3,639	4,113
Stockholders’ equity:
Preferred stock, $.0001 par value; 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000 shares authorized; 56,733 and 28,409 shares issued and outstanding at December 31, 2010 and March 31, 2010, respectively	6	3
Additional paid-in capital	457,883	272,726
Lease guarantee	(336)	(383)
Treasury stock; 998 and 644 shares at December 31, 2010 and March 31, 2010, respectively	(11,340)	(8,340)
Accumulated deficit	(199,973)	(179,365)
Accumulated other comprehensive income	1,406	1,463

Total stockholders’ equity	247,646	86,104

Total liabilities and stockholders’ equity	$363,282	$171,205

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Nine Months Ended		For the Years Ended
	December 31, 2010	December 31, 2009	March 31, 2010	March 31, 2009
		(Unaudited)
Revenue	$80,205	$62,200	$82,959	$80,981
Cost of revenue:
Cost of revenue	23,528	10,524	14,136	14,749
Amortization of completed technology	4,887	803	844	1,524

Total cost of revenue	28,415	11,327	14,980	16,273

Gross margin	51,790	50,873	67,979	64,708
Operating expenses:
Product development	22,080	11,633	16,045	15,978
Sales and marketing	34,848	26,338	38,042	36,083
General and administrative	11,697	8,946	12,479	12,070
Business consolidation and restructuring costs (recoveries)	16,493	(90)	(86)	896
Purchased intangible asset amortization	2,712	—	—	—

Total operating expenses	87,830	46,827	66,480	65,027

Operating income (loss)	(36,040)	4,046	1,499	(319)
Interest and other income, net	1,377	620	914	1,608

Income (loss) before taxes	(34,663)	4,666	2,413	1,289
Income tax expense (benefit)	(14,055)	1,097	1,218	1,195

Net income (loss)	$(20,608)	$3,569	$1,195	$94

Net income (loss) per share amounts:
Basic	$(0.44)	$0.13	$0.04	$0.00
Diluted	$(0.44)	$0.13	$0.04	$0.00

Weighted average shares used to compute net income (loss) per share:
Basic	46,446	27,470	27,504	27,093
Diluted	46,446	27,704	27,760	27,203

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In Capital	Lease Guarantee	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at March 31, 2008	27,436	$3	$264,018	$(509)	644	$(8,340)	$(180,654)	$364	$74,882
Comprehensive income:
Net income	—	—	—	—	—	—	94	—	94
Foreign currency translation adjustment	—	—	—	—	—	—	—	887	887
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(2,219)	(2,219)
Reclassification of unrealized loss on marketable securities to net income	—	—	—	—	—	—	—	2,876	2,876

Total comprehensive income	—	—	—	—	—	—	—	—	1,638

Change in value of lease guarantee	—	—	—	63	—	—	—	—	63
Stock-based compensation expense	—	—	3,460	—	—	—	—	—	3,460
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	435	—	716	—	—	—	—	—	716

Balance at March 31, 2009	27,871	3	268,194	(446)	644	(8,340)	(180,560)	1,908	80,759
Comprehensive income:
Net income	—	—	—	—	—	—	1,195	—	1,195
Foreign currency translation adjustment	—	—	—	—	—	—	—	(470)	(470)
Realized gain on marketable securities	—	—	—	—	—	—	—	25	25

Total comprehensive income	—	—	—	—	—	—	—	—	750

Change in value of lease guarantee	—	—	—	63	—	—	—	—	63
Stock-based compensation expense	—	—	3,932	—	—	—	—	—	3,932
Issuance of common stock upon exercise of stock options and under employee stock purchase plan, net of shares tendered	538	—	600	—	—	—	—	—	600

Balance at March 31, 2010	28,409	3	272,726	(383)	644	(8,340)	(179,365)	1,463	86,104
Comprehensive income:
Net loss	—	—	—	—	—	—	(20,608)	—	(20,608)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(28)	(28)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(29)	(29)

Total comprehensive loss	—	—	—	—	—	—	—	—	(20,665)

Change in value of lease guarantee	—	—	—	47	—	—	—	—	47
Stock-based compensation expense	—	—	4,298	—	—	—	—	—	4,298
Equity instruments issued in connection with the Merger	27,502	3	179,294	—	—	—	—	—	179,297
Equity issuance costs	—	—	(783)	—	—	—	—	—	(783)
Repurchase of common stock	—	—	—	—	354	(3,000)	—	—	(3,000)
Issuance of common stock upon exercise of stock options and under employee stock purchase plan, net of shares tendered	822	—	2,348	—	—	—	—	—	2,348

Balance at December 31, 2010	56,733	$6	$457,883	$(336)	998	$(11,340)	$(199,973)	$1,406	$247,646

Accelrys, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Nine Months Ended		For the Years Ended
	December 31, 2010	December 31, 2009	March 31, 2010	March 31, 2009
		(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(20,608)	$3,569	$1,195	$94
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	11,376	2,269	2,755	3,766
Share-based compensation	4,298	2,916	3,932	3,460
Release of valuation allowance against deferred tax assets	(14,921)	—	—	—
Deferred income taxes	213	—	586	707
Other	(527)	(408)	(1,138)	(547)
Changes in operating assets and liabilities:
Trade receivables	8,022	(8,646)	(233)	(2,136)
Prepaid expense and other current assets	1,619	(309)	(418)	368
Other assets	(453)	(77)	2,002	361
Accounts payable	1,187	(1,020)	423	290
Accrued liabilities, compensation and benefits	(4,371)	(895)	719	1,665
Deferred revenue	(9,968)	(2,889)	2,642	3,836

Net cash provided by (used in) operating activities	(24,133)	(5,490)	12,465	11,864
Cash flows from investing activities:
Purchases of property and equipment, net	(3,061)	(472)	(665)	(920)
Purchases of software license	—	—	(113)	(1,885)
Purchases of marketable securities	(49,312)	(19,192)	(19,192)	(20,979)
Proceeds from maturities of marketable securities	11,750	43,966	42,977	1,147
Acquisition of business, net of cash acquired	74,497	—	—	—
Equity issuance costs in connection with the Merger	(783)	—	—	—

Total cash provided by (used in) investing activities	(33,091)	24,302	23,007	(22,637)
Cash flows from financing activities
Proceeds from issuance of common stock	3,027	615	1,140	984
Common stock tendered for payment of withholding taxes	(679)	(541)	(540)	(268)
Repurchases of common stock	(3,000)	—	—	—

Net cash provided by (used in) financing activities	(652)	74	600	716
Effect of changes in exchange rates on cash and cash equivalents	889	948	454	(2,474)

Increase (decrease) in cash and cash equivalents	9,195	19,834	36,526	(12,531)
Cash and cash equivalents at beginning of period	77,121	40,595	40,595	53,126

Cash and cash equivalents at end of period	$86,316	$60,429	$77,121	$40,595

Supplemental cash flow information:
Cash paid during the year for income taxes, net of refunds	$280	$770	$831	$603
Equity instruments issued in connection with Merger	$179,297	$—	$—	$—

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Description of Business

Accelrys, Inc. (“we”, “our”, or “us”) develops and commercializes scientific business intelligence software and solutions that enable our customers to accelerate the discovery and development of new drugs and materials. Our customers include pharmaceutical, biotechnology and other life science companies, as well as companies that are in the energy, chemicals, aerospace and consumer packaged goods markets. Our software and service solutions are used by our customers’ scientists, biologists, chemists and information technology professionals in order to aggregate, mine, integrate, analyze, simulate, manage and interactively report scientific data. On July 1, 2010, Alto Merger Sub, Inc., our wholly-owned subsidiary (“Merger Sub”), merged with and into Symyx Technologies, Inc. (“Symyx”), with Symyx surviving as our wholly-owned subsidiary (the “Merger”). Symyx’s results of operations are included in the Company’s consolidated financial statements beginning July 1, 2010.

2.	Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

On August 3, 2010, our board of directors approved a change in our fiscal year end from March 31 to December 31. The fiscal year end change was effective December 31, 2010 and resulted in a nine month reporting period from April 1, 2010 to December 31, 2010. As a result, the financial information set forth herein is for the transition period from April 1, 2010 through December 31, 2010. Subsequent to this report, our reports on Form 10-K will cover the calendar year January 1 to December 31. All references to “years”, unless otherwise noted, refer to the twelve-month fiscal year, which prior to April 1, 2010, ended on March 31, and beginning with January 1, 2011, ends on December 31, of each year.

As a result of the fiscal year change, the unaudited comparative information for the nine months ended December 31, 2009 is included in the consolidated statement of operations and consolidated statement of cash flows. The audited financial information for the nine months ended December 31, 2010 includes all normal recurring adjustments necessary for the fair statement of the results for that period.

Prior Period Reclassifications

We have reclassified a portion of our information technology overhead costs out of general and administrative expenses into cost of revenue, product development, and sales and marketing in our previously issued consolidated statements of operations to conform to current period presentation. We believe that the allocation of these costs based on headcount as overhead costs provides a more accurate depiction of the costs associated with cost of revenue, research and development, sales and marketing and general and administrative costs.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

Information technology costs for the nine months ended December 31, 2009 and the years ended March 31, 2010 and March 31, 2009 have been reclassified in our consolidated statements of operations as follows (in thousands):

	Nine Months Ended December 31, 2009
	As originally reported	As reclassified
	(Unaudited)
Revenue	$62,200	$62,200
Cost of revenue	10,896	11,327

Gross margin	51,304	50,873
Operating expenses:
Product development	10,980	11,633
Sales and marketing	25,342	26,338
General and administrative	11,026	8,946
Business consolidation and restructuring recoveries	(90)	(90)

Total operating expenses	47,258	46,827

Operating income	$4,046	$4,046

	Year Ended March 31, 2010		Year Ended March 31, 2009
	As originally reported	As reclassified	As originally reported	As reclassified
Revenue	$82,959	$82,959	$80,981	$80,981
Cost of revenue	14,381	14,980	15,671	16,273

Gross margin	68,578	67,979	65,310	64,708
Operating expenses:
Product development	15,131	16,045	15,053	15,978
Sales and marketing	36,658	38,042	34,718	36,083
General and administrative	15,376	12,479	14,962	12,070
Business consolidation and restructuring costs (recoveries)	(86)	(86)	896	896

Total operating expenses	67,079	66,480	65,629	65,027

Operating income (loss)	$1,499	$1,499	$(319)	$(319)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to share-based compensation, income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual future results could differ from those estimates.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We invest our cash with financial institutions in money market funds and other investment grade securities such as certificates of deposits, commercial paper, corporate and municipal bonds and obligations of U.S. government sponsored enterprises.

Marketable Securities

Our marketable securities consist of debt securities with original maturities of greater than three months and include obligations of U.S. government sponsored enterprises, commercial paper, certificates of deposits, corporate and municipal debt, and auction rate securities (“ARS”). We account for our investments in marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments—Debt and Equity Securities (“ASC Topic 320”). Accordingly, our marketable securities have been classified as available-for-sale and are recorded at their estimated fair value, with unrealized gains and losses recorded in stockholders’ equity and included in accumulated other comprehensive income. Realized gains and losses on the sale of available-for-sale marketable securities are recorded in interest and other income, net. Available-for-sale marketable securities with original maturities greater than three months and remaining maturities of one year or less are classified as short-term available-for-sale marketable securities. Available-for-sale marketable securities with remaining maturities of greater than one year are classified as long-term available-for-sale marketable securities as we intend to hold these securities until maturity. Unrealized losses which are not considered other than temporary and unrealized gains are included in accumulated other comprehensive income in stockholders’ equity. Unrealized losses which are determined to be other than temporary are recorded as a charge against income. The cost of marketable securities sold is determined based on the specific identification method.

Marketable securities consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2010:
Short-Term Marketable Securities:
U.S. Treasury securities	$5,519	$—	$—	$5,519
U.S. government and agency securities	6,348	—	(2)	6,346
Commercial paper and certificate of deposits	9,268	1	(1)	9,268
Corporate debt securities	6,243	2	(3)	6,242
Municipal debt securities	600	—	—	600

Total Short-Term Marketable Securities	$27,978	$3	$(6)	$27,975

Long-Term Marketable Securities:
U.S. Treasury securities	$798	$—	$(1)	$797
U.S. government and agency securities	4,610	—	(7)	4,603
Corporate debt securities	11,554	1	(19)	11,536
Municipal debt securities	4,300	—	—	4,300

Total Long-Term Marketable Securities	$21,262	$1	$(27)	$21,236

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2010:
Auction rate securities	$10,461	$—	$—	$10,461

	$10,461	$—	$—	$10,461

As of December 31, 2010 and March 31, 2010, we did not have any investments in marketable securities that were in an unrealized loss position for twelve months or greater.

The contractual maturities of our marketable securities at December 31, 2010 are as follows (in thousands):

Due within one year	$27,975
Due in one to five years	21,236
Due in five to ten years	—
Due after ten years	—

$49,211

As of March 31, 2010, we held $11.8 million in ARS at par value, which were collateralized by student loans, most of which were originated under the Federal Family Education Loan Program and are guaranteed by the U.S. Federal Department of Education. All of our ARS are AAA rated (or equivalent) by one or more of the major credit rating agencies.

On November 11, 2008 (the “Acceptance Date”), we entered into an agreement (the “ARS Agreement”) with an Investment Firm pursuant to which the Investment Firm agreed to repurchase all of our ARS at par value. By accepting the ARS Agreement, we (1) received the right to sell our ARS at par value to the Investment Firm between June 30, 2010 and July 2, 2012 (the “Put Option”) and (2) gave the Investment Firm the right to purchase the ARS from us at any time after the Acceptance Date as long as we receive par value.

The ARS Agreement covered ARS with a par value of $11.8 million and a fair value of $10.5 million as of March 31, 2010. We accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option of ASC Topic 825, Financial Instruments. This resulted in our recording a $1.3 million asset with a corresponding credit to income for the value of the Put Option during the year ended March 31, 2010. We estimated the fair value of the Put Option utilizing a discounted cash flow analysis as of March 31, 2010. The analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the issuer, expected future cash flows and the remaining life of the ARS Agreement with the Investment Firm. The combined gain on the ARS and Put Option of $0.2 million for the year ended March 31, 2010 is recorded in the “Interest and other income, net” line in the accompanying consolidated statements of operations.

During the nine months ended December 31, 2010, we exercised the Put Option with respect to $2.7 million of par value ARS with the remaining $9.1 million of ARS called by the issuer at par value.

We assess our marketable securities for impairment under the guidance provided by ASC Topic 320. Accordingly, we review the fair value of our marketable securities at least quarterly to determine if declines in the fair value of individual securities are other-than-temporary in nature. If we believe the decline in the fair value of an individual security is other-than-temporary, we write-down the carrying value of the security to its

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

estimated fair value, with a corresponding charge against income. To determine if a decline in the fair value of an investment is other-than-temporary, we consider several factors including, among others, the period of time and extent to which the estimated fair value has been less than cost, overall market conditions, the historical and projected future financial condition of the issuer of the security and our ability and intent to hold the security for a period of time sufficient to allow for a recovery of the market value. The unrealized losses related to our marketable securities held as of December 31, 2010 were primarily caused by recent fluctuations in market interest rates, and not the credit quality of the issuer, and we have the ability and intent to hold these securities until a recovery of fair value, which may be at maturity. As a result, we do not believe these securities to be other-than-temporarily impaired as of December 31, 2010.

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

Fair Value of Financial Instruments

We carry our cash equivalents, marketable securities and restricted marketable securities at market value. The carrying amount of accounts receivable, accounts payable and accrued liabilities are considered to be representative of their respective fair values due to their short-term nature. Our investments in privately-held companies and our note receivable from a privately-held company are carried at cost. It is impracticable for us to estimate the fair value of these instruments on a recurring basis if there are no identified events or changes in circumstances that may have a significant adverse effect on their fair value.

Property and Equipment

Property and equipment, stated at cost, consists of the following:

	Useful Life (Yrs)	December 31, 2010	March 31, 2010
		(In thousands)
Land		$1,959	$—
Buildings	20	2,351	—
Computers and software	1-3	12,595	10,954
Furniture and fixtures	1-3	1,124	860
Leasehold improvements	1-10	5,746	3,492

		23,775	15,306
Less accumulated depreciation and amortization		(11,806)	(12,982)

		$11,969	$2,324

During the nine months ended December 31, 2010 we wrote off the cost and associated accumulated depreciation of approximately $3.6 million of fully depreciated assets which were no longer in use. Depreciation is recorded on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Repair and maintenance costs are charged to expense as incurred. Depreciation expense was $2.2 million and

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

$1.2 million for the nine months ended December 31, 2010 and December 31, 2009, respectively. Depreciation expense was $1.5 million and $1.9 million for the years ended March 31, 2010 and 2009, respectively.

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

At both December 31, 2010 and March 31, 2010 we had $2.0 million of capitalized software purchased from third parties. This amount is included in purchased intangible assets, net, in the accompanying consolidated balance sheet. These costs are being amortized to cost of revenue on a straight-line basis over their estimated useful life of five years. Amortization expense was $0.3 million for the nine months ended December 31, 2010 and 2009 and the year ended March 31, 2009, and $0.4 million for the year ended March 31, 2010.

Goodwill and Purchased Intangible Assets

Intangible assets consist of the following:

	December 31, 2010			March 31, 2010
	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization
		(In thousands)			(In thousands)
Intangible assets subject to amortization:
Purchased technology	8	$52,650	$12,668	5	$6,750	$6,750
Purchased customer relationships	7	19,750	2,953	10	1,650	907
Purchased backlog	3	6,340	852	2.25	550	550
Purchased contract base	5	50	50	5	50	50
Purchased intellectual property	5	1,998	1,028	5	1,998	726
Purchased trademark/tradename	5	5,600	589	—	—	—

		$86,388	$18,140		$10,998	$8,983

Intangible assets not subject to amortization:
Purchased trademark/tradename		$2,500			$2,500

Intangible assets are amortized over their estimated useful lives either on a straight-line or accelerated basis that reflects the pattern in which the economic benefits of the intangible assets are expected to be realized, which range from two to fifteen years, with no residual value. Intangible asset amortization expense was $9.2 million and $1.1 million for the nine months ended December 31, 2010 and December 31, 2009, respectively. Intangible asset amortization expense was $1.2 million and $1.9 million for the years ended March 31, 2010 and 2009, respectively.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

Future estimated amortization expense for intangible assets as of December 31, 2010 for each of the succeeding five years is as follows (in thousands):

Fiscal Year 2011	$20,492
Fiscal Year 2012	16,974
Fiscal Year 2013	11,696
Fiscal Year 2014	8,547
Fiscal Year 2015	4,617

Total	62,326

The changes in the carrying amount of goodwill for the year ended December 31, 2010, are as follows (in thousands):

Balance at March 31, 2010	$42,663
Goodwill acquired during the year	26,693

$69,356

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

Our goodwill is considered to be impaired if we determine that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by ASC Topic 350 and ASC Topic 280, Segment Reporting, (“ASC Topic 280”) management has determined that our company consists of one reporting unit given the similarities in economic characteristics between our operations and the common nature of our products, services and customers. Because we have only one reporting unit, and because we are publicly traded, we determine the fair value of the reporting unit based on our market capitalization as we believe this represents the best evidence of fair value. In the fourth quarter of calendar year 2010, we completed our annual goodwill impairment test for the nine months ended December 31, 2010 and concluded that our goodwill was not impaired. Our conclusion that goodwill was not impaired was based on a comparison of our net assets as of December 31, 2010 to our market capitalization.

Our indefinite-lived intangible asset is considered to be impaired if we determine that the carrying value of the asset exceeds its estimated fair value. In the fourth quarter of calendar year 2010, we completed our annual indefinite-lived intangible asset impairment test and concluded that our indefinite-lived intangible asset was not impaired. We estimated the fair value of our indefinite-lived intangible asset utilizing a discounted cash flow analysis which considers the estimated future customer orders for our scientific informatics platform product line and the associated direct and incremental selling, marketing and development costs. Key assumptions included in the discounted cash flow analysis include projections of future customer order growth for our scientific informatics platform product line and developing an appropriate discount rate.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Long Term Investments

Our long term investments consist of equity investments in privately held companies. We determine the accounting method used to account for investments in equity securities of other business entities in which we do not have a controlling interest primarily based on our ownership of each such business entity and whether we have the ability to exercise significant influence over the strategic, operating, investing, and financing activities of each such business entity. As we do not have a controlling interest or have the ability to exercise significant influence over the companies, we account for our investments using the cost method of accounting. We monitor these investments for impairment by considering current factors including economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment. We have determined that as of December 31, 2010, these investments were not impaired.

We have determined that one of the entities, Freeslate Inc. (“Freeslate”), in which we carry an approximately 19.5% equity interest, is a variable interest entity in which we are not the primary beneficiary. The key factors in our assessment were that Freeslate’s management team and board of directors were solely responsible for all economic aspects of the entity, including key business decisions that impact Freeslate’s economic performance and we do not have power, through our variable interest, to direct the activities that most significantly impact the economic performance of Freeslate. We also do not hold any seats on Freeslate’s board of directors. Accordingly, we account for our investment in Freeslate as a cost method investment. The carrying value of our investment in Freeslate was $1.0 million as of December 31, 2010. In addition to our equity interest, we have a warrant allowing us to retain our 19.5% interest in the event of dilution through future stock issuances under Freeslate’s existing stock plans.

We also hold an unsecured promissory note receivable with a face value of $10.0 million from Freeslate, which bears interest at 8% per annum payable annually in arrears. The note requires principal payments in the amount of $1.0 million starting on March 1, 2014 and continuing annually until March 1, 2019, with the final principal payment of $4.0 million due on March 1, 2020. As the note receivable was acquired in the Merger with Symyx (see note 3 below), it was revalued in purchase accounting to its fair value of $8.8 million and is included in other non-current assets in the consolidated balance sheet as of December 31, 2010. The note receivable is not measured at fair value on a recurring basis, but is periodically reviewed for possible impairment.

Our maximum exposure to loss as a result of our interests in Freeslate is limited to the aggregate of the carrying value of our equity investment and promissory note receivable. There were no future funding commitments as of December 31, 2010 related to Freeslate.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Professional Services. We provide certain services to our customers, including non-complex product training, installation, implementation and other professional services which are non-essential to the operation of the software. We also perform professional services for our customers designed to enhance the value of our software products by creating extensions to functionality to address a client’s specific business needs. When sold separately, revenue from these services is recognized as the services are delivered under the proportional performance or completed performance method.

Multi-Element Arrangements. For multi-element arrangements which include software licenses, PCS and non-complex training, installation and implementation services which are non-essential to the operation of the software, the entire fee for such arrangements is recognized as revenue ratably over the term of the PCS or

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Sales Taxes Collected

Sales taxes collected from customers and remitted to various governmental agencies are excluded from revenues in our consolidated statements of operations.

Shipping Costs

The costs of shipping products to our customers are expensed as incurred and are included in cost of revenue in our consolidated statements of operations. We incurred shipping cost of $0.6 million, $0.3 million, $0.3 million and $0.4 million during the nine months ended December 31, 2010 and December 31, 2009, and the years ended March 31, 2010 and 2009, respectively.

Advertising Costs

The costs of advertising are expensed as incurred and are included in sales and marketing expenses in our consolidated statements of operations. We incurred advertising costs of $0.1 million during the nine months ended December 31, 2010 and December 31, 2009, and the year ended March 31, 2009. We incurred advertising costs of $0.3 million during the year ended March 31, 2010.

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

Gains and losses resulting from the cash settlement of certain intercompany transactions as well as transactions with customers and vendors that are denominated in currencies other than the functional currency of each entity give rise to foreign exchange gains or losses. We realized foreign exchange gains of $0.2 million and $0.1 million during the nine months ended December 31, 2010 and 2009, respectively, and, $0.4 million, and $0.3 million during the years ended March 31, 2010 and 2009, respectively. These amounts are included in interest and other income, net in our consolidated statements of operations.

Royalty Income

We recognize royalty income based on reported sales by third party licensees of products containing the applicable licensed materials and intellectual property. If there are extended payment terms, royalty revenue is recognized as these payments become due. Non-refundable royalties, for which there are no further performance obligations, are recognized when due under the terms of the applicable agreements.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

Deferred Costs

Occasionally we enter into professional service arrangements under which all the revenue is deferred until certain elements of the arrangements are delivered. As a result, we defer the direct variable expense, not exceeding the revenue deferred, in other current assets on the balance sheet until the period when revenue is recognized. Direct and incremental variable expenses include direct labor costs and direct services contracts with third parties working on the software service arrangements. As of December 31, 2010 and March 31, 2010, we deferred approximately $0.5 million and $0.8 million, respectively, of direct and incremental variable expenses related to software service arrangements where the revenue is deferred until future periods.

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

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

Interest and penalties related to income tax matters are recognized in income tax expense. During the nine months ended December 31, 2009 and the years ended March 31, 2010 and March 31, 2009 we did not incur any expense related to interest or penalties for income tax matters. During the nine months ended December 31, 2010 we have recorded approximately $0.5 million in interest and penalties, which remained accrued as of December 31, 2010.

Net Income (Loss) Per Share

We compute net income (loss) per share pursuant to ASC Topic 260, Earnings Per Share. Accordingly, basic net income (loss) per share and diluted net loss per share are computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common stock and common stock equivalents outstanding during the period. Potentially dilutive common stock equivalents consist of common stock options and unvested restricted stock units (“RSUs”).

	Nine Months Ended December 31,		Years Ended March 31,
	2010	2009 (unaudited)	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(20,608)	$3,569	$1,195	$94
Denominator:
Weighted average common shares outstanding	46,446	27,470	27,504	27,093
Dilutive potential common stock equivalents	—	234	256	110

Weighted average shares and dilutive potential common shares	46,446	27,704	27,760	27,203

Net income (loss) per share:
Basic	$(0.44)	$0.13	$0.04	$0.00
Diluted	$(0.44)	$0.13	$0.04	$0.00

As we reported a net loss for the nine months ended December 31, 2010, basic and diluted net loss per share were the same. Potentially dilutive securities outstanding totaling 6.9 million shares were not included in the computation of diluted net loss per share for the nine months ended December 31, 2010 because to do so would have been anti-dilutive. Potentially dilutive common stock equivalents that were excluded from the diluted net income per share calculations since their effect would be anti-dilutive totaled approximately 3.1 million shares for the nine months ended December 31, 2009 and for each of the years ended March 31, 2010 and 2009.

Share Based Compensation

We account for our share-based awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC Topic 718”). We estimate the fair value of our share-based stock awards on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of certain input variables, which are further discussed in Note 4.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

Segment and Geographic Information

In accordance with ASC Topic 280, our operations have been aggregated into one reportable segment given the similarities in economic characteristics between our operations and the common nature of our products, services and customers.

Financial information by geographic region is as follows:

	Nine Months Ended				Years Ended
	December 31, 2010		December 31, 2009		March 31, 2010		March 31, 2009
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
			(unaudited)
	(In thousands, except percentages)
Revenues:
U.S.	$39,271	49%	$28,480	46%	$38,208	46%	$39,126	48%
Europe	22,679	28%	19,276	31%	25,001	30%	22,754	28%
Asia-Pacific	18,255	23%	14,444	23%	19,750	24%	19,101	24%

Total	$80,205	100%	$62,200	100%	$82,959	100%	$80,981	100%

	December 31, 2010		March 31, 2010		March 31, 2009
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(In thousands, except percentages)
Long-lived assets:
U.S.	$149,952	98%	$48,195	97%	$50,005	97%
Europe	1,619	1%	1,285	3%	1,325	3%
Asia-Pacific	1,913	1%	363	—%	399	—%

Total	$153,484	100%	$49,843	100%	$51,729	100%

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

	December 31, 2010	March 31, 2010	March 31, 2009
	(In thousands)
Foreign currency translation adjustment	$1,435	$1,463	$1,933
Unrealized loss on marketable securities	(29)	—	(2,901)
Reclassification of unrealized losses to net income	—	—	2,876

	$1,406	$1,463	1,908

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

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

In January 2010, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (FASB Statement No. 167, Amendments to FASB Interpretation No. 46 (R)), which revises the analysis for identifying the primary beneficiary of a variable interest entity (“VIE”) by replacing the previous quantitative-based analysis with a framework that is based more on qualitative judgments. The new guidance requires the primary beneficiary of a VIE to be identified as the party that both (i) has the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE. This guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. The adoption of this guidance did not have a significant impact on our financial position or results of operations.

In September 2009, the FASB issued ASC 605-25-65-1, Multiple-Deliverable Revenue Arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact this guidance may have on our results of operations or financial position.

In September 2009, the FASB issued ASC 985-605-65-1, Certain Revenue Arrangements That Include Software Elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality” of the tangible product. Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009. The new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We believe this guidance will not have a significant impact on our financial position or results of operations.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

3.	Business Combinations

On July 1, 2010, we completed the Merger, whereby Symyx became our wholly-owned subsidiary. Pursuant to the terms of the Agreement and Plan of Merger and Reorganization, dated April 5, 2010, by and among Accelrys, Merger Sub and Symyx (the “Merger Agreement”), Symyx stockholders received 0.7802 shares of our common stock (the “Exchange Ratio”) for each share of Symyx common stock held on July 1, 2010. As a result, we issued an aggregate of approximately 27.5 million shares of our common stock to Symyx stockholders on July 1, 2010. In addition, outstanding options to purchase Symyx common stock were assumed by us and converted into options to purchase 2,441,274 shares of our common stock based on the Exchange Ratio. Based on criteria under business combination accounting guidance, Accelrys was deemed to be the accounting acquirer.

As a result of the Merger, our U.S. federal deferred tax assets related to NOL carryforwards of $114.0 million as of December 31, 2010 are subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).

Fair Value of Consideration Transferred

(in thousands except exchange ratio, share and per share amounts )
Symyx common stock outstanding on June 30, 2010	35,118
Accelerated vesting of Symyx restricted stock units (“Symyx RSUs”) immediately prior to the Merger	132	(1)

Symyx common stock outstanding on June 30, 2010 (including Symyx RSUs)	35,250

Exchange ratio	0.7802

Number of shares of Accelrys stock issued in connection with the Merger	27,502
Per share closing price of Accelrys common stock on June 30, 2010	$6.45

Fair value of estimated shares of Accelrys common stock to be issued in connection with the Merger	$177,384
Fair value of exchanged equity awards	$1,913	(2)

Value of consideration transferred	$179,297

(1)	Represents unvested Symyx RSUs as of June 30, 2010. Pursuant to the Symyx 2007 Stock Incentive Plan, as amended (the “2007 Plan”) and associated grant agreements, unvested Symyx RSUs accelerated vesting upon a change of control (including the Merger).
(2)	Includes: (a) $1.5 million which represents the fair value of Symyx stock options, granted to Symyx employees in connection with services provided prior to the Merger, exchanged for options to acquire 2,441,274 shares of Accelrys common stock in connection with the Merger and (b) $0.4 million which represents the fair value of the Symyx stock options which became fully vested on June 30, 2010 in accordance with change of control provisions included in the stock option agreements. The fair value of the vested stock options exchanged is included in the calculation of purchase consideration and was determined using the Black-Scholes option pricing model using an Accelrys share price of $6.45. The assumptions used were as follows:

Expected volatility	32% – 65%
Risk-free interest rate	0.22% – 1.4%
Expected option life in years	0.5 – 4.0
Expected dividend yield	0%

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

Recording of Assets Acquired and Liabilities Assumed

The Company has not yet finalized the determination of the fair values of the assets acquired and liabilities assumed in connection with the Merger with respect to our evaluation of income tax, including uncertain tax positions, accrued liabilities, and a potential legal contingency. As a result, the fair values set forth below are considered preliminary and subject to potential adjustments.

The following table summarizes the preliminary acquisition-date fair value of the identifiable assets acquired and liabilities assumed, including an amount for recognized goodwill:

(in thousands)
Fair Value of Consideration Transferred	$179,297
Less: Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	74,497
Accounts receivable	14,234
Other current assets	8,193
Property, plant and equipment	8,735
Intangible assets	75,390
Long-term investments	18,510
Other assets	10,223
Other current liabilities	(24,487)
Deferred revenue	(14,559)
Other long-term liabilities	(18,132)

Goodwill	$26,693

During the fourth quarter of calendar year 2010, we recorded a pre-acquisition legal contingency in our preliminary purchase price allocation based on available information obtained as of the acquisition date. We believe we may obtain certain additional information, that existed as of the acquisition date, during the allocation period that will allow us to finalize the fair value of the acquired legal contingency, as well as the fair values of accrued liabilities and income tax, including uncertain tax positions.

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

Below is a summary of the methodologies and significant assumptions used in estimating the fair value of purchased intangible assets.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

Intangible assets—The fair value of the purchased intangible assets was determined using the below valuation approaches. In estimating the fair value of the purchased intangible assets, the Company utilized the valuation methodology determined to be most appropriate for the individual intangible asset being valued as described below. The purchased intangible assets include the following:

	Valuation Method	Estimated Fair Value	Remaining Useful Lives(1)
		(in thousands)	(years)
Completed Technology	Multi-Period Excess Earnings(2)	$46,000	2.5-15
Backlog	Multi-Period Excess Earnings(2)	5,690	3.5
Customer Contracts/Relationships	With and Without(3)	18,100	7
Trademarks and trade names	Relief from Royalty(4)	5,600	5

Total purchased intangible assets		$75,390

(1)	Determination of the estimated useful lives of the individual categories of purchased intangible assets was based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with definite lives is recognized over the shorter of the respective lives of the agreement or the period of time the assets are expected to contribute to future cash flows.
(2)	The multi-period excess earnings method estimates a purchased intangible asset’s value based on the present value of the prospective net cash flows (or excess earnings) attributable to it. The value attributed to these intangibles was based on projected net cash inflows from existing contracts or relationships.
(3)	The with and without method is a differential earnings method where the first scenario assumes the asset is being used by the entity to generate cash flows and second scenario assumes the asset is not available for use by the entity.
(4)	The relief from royalty method is an earnings approach which assesses the royalty savings an entity realizes since it owns the asset and doesn’t have to pay a third party a license fee for its use.

Some of the more significant estimates and assumptions inherent in the estimate of the fair value of the identifiable purchased intangible assets include all assumptions associated with forecasting cash flows and profitability. The primary assumptions used for the determination of the fair value of the purchased intangible assets were generally based upon the present value of anticipated cash flows discounted at rates ranging from 13% to 26%. Estimated years of projected earnings generally follow the range of estimated remaining useful lives for each intangible asset class, with no residual value.

Actual and Pro Forma Impact of the Merger

The amounts of revenue and net loss of Symyx included in the Company’s consolidated statement of operations from the acquisition date, through December 31, 2010, are as follows:

(in thousands)
Revenue	$17,927
Net loss	$(30,468)

The following unaudited pro forma information presents the consolidated results of Accelrys and Symyx for the nine months ended December 31, 2010 and December 31, 2009 and the year ended March 31, 2010, with adjustments to give effect to pro forma events that are directly attributable to the Merger and have a continuing impact, but exclude the impact of pro forma events that are directly attributable to the Merger and are one-time occurrences. The unaudited pro forma information is presented for illustrative purposes only and is not

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

necessarily indicative of the results of operations of future periods, the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results of operations that the combined company will experience after the Merger. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the Merger. The unaudited pro forma information also does not include any integration costs, dis-synergies or remaining future transaction costs that the companies may incur as a result of the Merger and combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the Merger had occurred on April 1, 2009 are as follows:

	Nine Months Ended		Year Ended
	December 31, 2010	December 31, 2009	March 31, 2010
	(In thousands)
Unaudited pro forma consolidated results:
Revenue	$100,162	$129,058	$171,567
Net income (loss) from continuing operations	$(30,031)	$12,379	$10,923

Symyx operating results are included in our consolidated statements of operations from July 1, 2010 through December 31, 2010. As a result of fair value purchase accounting adjustments, the revenue and net income from continuing operations attributable to Symyx have been substantially reduced during this period as compared to previous periods.

We have incurred a total of $7.1 million of transaction expenses to date relating to the Merger, with $6.4 million incurred during the nine months ended December 31, 2010 and $0.7 million incurred during the year ended March 31, 2010. Transaction expenses related to the Merger are included in the “Business consolidation and restructuring costs (recoveries)” line in our consolidated statement of operations and consist of accounting, legal, and banking costs directly related to the Merger. In addition, we recorded approximately $0.8 million of equity issuance costs which are recorded in additional paid-in capital in connection with the issuance of our common stock to Symyx stockholders in connection with the Merger.

Income tax impact of business combination

During the nine months ended December 31, 2010, as a result of the Merger, we released $14.9 million of our valuation allowance against our deferred tax assets, as we have concluded that our NOLs can be utilized against the assumed deferred tax liabilities of Symyx. We do not anticipate any further release of the valuation allowance against our deferred tax assets in the near future.

4.    Share-Based Payments

Share-Based Compensation Plans

On August 2, 2005, our stockholders approved the Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan authorizes the grant of equity awards to purchase the number of shares of our common stock equal to the sum of (i) 1,900,000 shares and (ii) the number of shares of common stock underlying any stock awards granted under certain prior share-based compensation plans that expire or are cancelled or forfeited without having been exercised in full or that are repurchased by us. Potential types of equity awards that may be granted under the 2004 Plan to our officers, directors, employees and consultants include stock options, RSUs, restricted stock awards, common stock awards, stock appreciation rights, performance awards and deferred stock units. Pursuant to the 2004 Plan, any shares of common stock that are awarded under the 2004 Plan as RSUs, restricted stock awards, common stock awards, performance awards or deferred stock units (but not as stock options or stock appreciation rights) are counted against the maximum number of shares of common

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

stock available for issuance under the 2004 Plan based on a 1.15-to-1 ratio. The terms and conditions of specific awards are set at the discretion of our board of directors although generally awards vest over not more than four years, expire no later than ten years from the date of grant and do not have exercise prices less than the fair market value of the underlying common stock on the date of grant. At December 31, 2010, approximately 662,000 shares of our common stock remain available for issuance pursuant to awards granted under the 2004 Plan.

On August 2, 2005, our stockholders also approved the 2005 Employee Stock Purchase Plan (the “ESPP”), under which we have reserved 1,000,000 shares of our common stock for issuance. Under the ESPP, employees may defer up to 10% of their base salary to purchase shares of our common stock, up to a maximum of 1,000 shares per offering period. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable offering period or the applicable purchase date. To date, we have issued 650,000 shares under the ESPP and 350,000 shares remain available for future issuance under the ESPP as of December 31, 2010.

Upon completion of the Merger, all options to purchase Symyx common stock that were outstanding immediately prior to the Merger were assumed by us and converted into options to purchase our common stock (with the number of shares subject to each such option and the exercise price applicable to each such option adjusted based on the Exchange Ratio). We assumed each such stock option in accordance with the terms and conditions of the applicable Symyx stock option plan and stock option agreement, subject to the adjustments described in the preceding sentence. We also assumed the 2007 Plan, pursuant to which any shares of common stock that are awarded as RSUs, restricted stock awards, common stock awards, performance awards or deferred stock units (but not as stock options or stock appreciation rights) are counted against the maximum number of shares of common stock available for issuance under the 2007 Plan based on a 1.65-to-1 ratio. The terms and conditions of specific awards are set at the discretion of our board of directors although generally awards vest over not more than four years, expire no later than seven years from the date of grant and have exercise prices equal to or greater than the fair market value of the underlying common stock on the date of grant. As of December 31, 2010, there are approximately 4,707,000 shares of our common stock available for issuance under the 2007 Plan. These shares are available to grant to any employee, director or consultant who was not an employee, director or consultant of Accelrys prior to the Merger.

Share-Based Award Activity

Our stock options generally vest over four years and have a contractual term of seven to ten years. A summary of stock option activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(In thousands, except per share amounts and years)
Outstanding at April 1, 2010	3,544	$6.39
Exchanged for Symyx stock options assumed as part of the Merger	2,441	14.92
Granted	980	6.74
Exercised	(431)	5.50
Expired/Forfeited	(676)	12.04

Outstanding at December 31, 2010	5,858	$9.42	$9,635	5.45

Exercisable at December 31, 2010	3,461	$11.51	$4,683	3.78

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2010 was based on the closing price of our common stock on December 31, 2010 of $8.30 per share. The total intrinsic value of stock options exercised during the nine months ended December 31, 2010 and 2009 was $1.0 million and $26,000, respectively and was $0.1 million for both the years ended March 31, 2010 and 2009.

RSUs granted under the 2004 Plan and 2007 Plan generally vest annually over three years and, once vested, do not expire. Upon vesting of an RSU, employees are generally issued an equivalent number of shares of our common stock. A summary of RSU activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(In thousands, except per share amounts)
Unvested at April 1, 2010	950	$5.60
Granted	557	6.94
Vested	(344)	5.72
Forfeited	(143)	5.35

Unvested at December 31, 2010	1,020	$6.32

Included in the vested shares for the period are approximately 98,000 shares tendered to us by employees for payment of minimum income tax obligations upon vesting of RSUs.

Valuation Assumptions of Share-Based Awards

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

Expected Award Life. We determine the expected life of an award by considering various relevant factors, including the vesting period and contractual term of the award, our employees’ historical exercise patterns and length of service and employee characteristics. We also consider the expected terms of comparable publicly traded companies. For ESPP purchase rights, the expected life is equal to the current offering period under the ESPP.

Under ASC Topic 718, we are also required to estimate at grant the likelihood that the award will ultimately vest (the “pre-vesting forfeiture rate”) and revise the estimate, if necessary, in future periods if the actual

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

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

The fair value of stock options and ESPP purchase rights granted during the nine months ended December 31, 2010 and December 31, 2009, and the years ended March 31, 2010 and 2009 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended				Years Ended
	December 31, 2010		December 31, 2009		March 31, 2010		March 31, 2009
	Stock Options	ESPP Purchase Rights	Stock Options	ESPP Purchase Rights	Stock Options	ESPP Purchase Rights	Stock Options	ESPP Purchase Rights
			(unaudited)
Expected volatility	51%	28%	58%	64%	58%	64%	54%	68%
Risk-free interest rate	1.5%	0.2%	2.5%	0.3%	2.5%	0.3%	2.9%	1.1%
Expected option life in years	5	0.5	5	0.5	5	0.5	5	0.5
Expected dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Weighted average per share grant date fair value	$3.06	$1.64	$2.92	$1.22	$2.91	$1.22	$2.72	$1.46

The fair value of RSUs granted during the nine months ended December 31, 2010 and December 31, 2009, and the years ended March 31, 2010 and 2009 was based on the market price of our common stock on the date of grant.

Share-Based Compensation Expense

The estimated fair value of our share-based awards is recognized as a charge against income on a straight-line basis over the requisite service period, which is typically the vesting period of the award. Total share-based compensation expense recognized in our consolidated statements of operations for the nine months ended December 31, 2010 and 2009 and the years ended March 31, 2010 and 2009 was as follows:

	Nine Months Ended December 31,		Years Ended March 31,
	2010	2009	2010	2009
		(unaudited)
	(In thousands)
Cost of revenue	$179	$198	$276	$264
Product development	794	704	930	859
Sales and marketing	940	763	1,052	952
General and administrative	1,506	1,251	1,674	1,385
Business consolidation and restructuring charges (recoveries)	879	—	—	—

Total stock-based compensation expense	$4,298	$2,916	$3,932	$3,460

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

No share-based compensation expense was capitalized in the periods presented. At December 31, 2010, the gross amount of unrecognized share-based compensation expense relating to unvested share-based awards was approximately $11.3 million, which we anticipate recognizing as a charge against income over a weighted average period of 2.4 years. The total fair value of RSUs vested was $2.3 million, $1.8 million, $1.9 million and $1.5 million for the nine months ended December 31, 2010 and 2009, and for the years ended March 31, 2010 and 2009, respectively.

Stock Repurchases

On November 10, 2010, we entered into a Stock Repurchase Plan with a broker (the “Repurchase Plan”), in accordance with Rule 10b5-1 of the Exchange Act. Pursuant to the Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we instructed the broker to purchase for our account up to $6.0 million worth of our common stock by March 31, 2011. As of December 31, 2010, we had repurchased 353,955 shares of our common stock for approximately $3.0 million at an average cost of $8.40 per share, and we completed the repurchase of the remaining $3.0 million of our common stock in early 2011. All shares repurchased are recorded as treasury stock.

We have entered into a new arrangement pursuant to which we have committed up to an additional $4.0 million for future repurchases (refer to Note 11 for details).

5. Income Taxes

Income (loss) from continuing operations before taxes was as follows:

	Nine Months Ended		Years Ended
	December 31, 2010	December 31, 2009	March 31, 2010	March 31, 2009
		(unaudited)
	(In thousands)
U.S.	$(32,841)	$3,668	$1,083	$1,131
Foreign	(1,822)	998	1,330	158

Total	$(34,663)	$4,666	$2,413	$1,289

Income tax expense consists of the following:

	Nine Months Ended		Years Ended
	December 31, 2010	December 31, 2009	March 31, 2010	March 31, 2009
		(unaudited)
	(In thousands)
Current:
Federal	$—	$(15)	$(15)	$—
State	(336)	129	172	90
Foreign	454	419	431	308

Total current income tax expense (benefit)	118	533	588	398

Deferred:
Federal	(14,035)	530	585	707
State	—	—	—	—
Foreign	(138)	34	45	90

Total deferred income tax expense (benefit)	(14,173)	564	630	797

Total income tax expense (benefit)	$(14,055)	1,097	$1,218	$1,195

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

The following reconciles income taxes computed at the U.S. statutory federal tax rate to income tax expense (benefit):

	Nine Months Ended		Years Ended
	December 31, 2010	December 31, 2009	March 31, 2010	March 31, 2009
		(unaudited)
	(In thousands)
Income tax at U.S. statutory rate	$(11,786)	$1,586	$821	$439
State income taxes, net of federal benefit	(1,692)	187	97	77
Foreign taxes	(49)	178	189	166
Transaction Costs	894	—	—	—
Indefinite life goodwill	—	439	585	707
Research and Developmental Credits	(1,072)	(674)	(898)	(1,262)
Equity compensation	(83)	35	46	156
Change in state rate	(300)	2,125	2,834	—
Expired/Section382 limited net operating losses & credits	9,383	—	3,790	3,832
Other	747	2	2	(275)
Reduction in valuation allowance – expired net operating losses & credits	(9,383)	—	(3,790)	(3,832)
Tax benefit from business combination – reduction in valuation allowance	(14,921)	—	—	—
Change in valuation allowance – current year operating loss	14,207	(2,781)	(2,458)	1,187

Income tax expense (benefit)	$(14,055)	$1,097	$1,218	$1,195

Significant components of our deferred tax assets and liabilities are as follows:

	December 31, 2010	March 31, 2010
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$43,565	$44,124
Goodwill and intangibles	4,385	4,402
Property and equipment	5,117	331
Unused tax credits	8,135	6,885
Accruals and reserves	18,388	7,424

Gross deferred tax assets	79,590	63,166

Deferred tax liabilities:
Intangible assets	26,867	1,051
Other deferred tax liabilities	24	—
Indefinite lived intangible assets	2,877	2,309
Land and Other Long Term Investments	1,666	—

Gross deferred tax liabilities	31,434	3,360
Total net deferred tax assets	48,156	59,806

Valuation allowance for deferred tax assets	(51,230)	(61,326)

Net deferred taxes	$(3,074)	$(1,520)

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

At December 31, 2010 and March 31, 2010, we had $2.9 million and $2.3 million, respectively, of net deferred tax liabilities in the U.S. related to indefinite-lived goodwill and intangible assets that are amortized for income tax purposes. For book purposes, the indefinite-lived goodwill and intangible assets will be charged to results of operations when they are determined to be impaired in accordance with ASC Topic 350. Because we cannot predict when these assets will be impaired and when the associated deferred tax liabilities will reverse, the deferred tax liabilities related to these assets are not considered a source of income to support the realization of our deferred tax assets. Additionally, we have deferred tax liabilities of $1.7 million related to the acquisition of Symyx for purchase price adjustments associated with land and other investments. Upon disposition, we will have a lower tax basis in these assets. As we cannot predict when these assets will be disposed of, the deferred tax liabilities associated with these assets are also not considered a source of income to support the realization of our deferred tax assets. We have provided a full valuation allowance for our remaining net U.S. deferred tax assets as we do not believe that the ultimate realization of such deferred tax assets is more-likely-than-not.

At December 31, 2010 and March 31, 2010, we also had $1.0 million and $0.8 million, respectively, of net deferred tax assets related to Accelrys, K.K. As of December 31, 2010, we also have $0.1 million and $0.3 million of deferred tax assets for Symyx UK and Symyx Switzerland, respectively. We believe that the ultimate realization of these deferred tax assets is more-likely-than-not since our intercompany transfer pricing arrangements provide for Accelrys, K.K., Symyx UK and Symyx Switzerland to achieve an annual operating profit margin.

Due to uncertainties surrounding our ability to generate future taxable income, a valuation allowance has been established against our domestic deferred tax assets. As of December 31, 2010 the valuation allowance was $51.2 million. For the nine months ended December 31, 2010, the valuation allowance decreased by $14.9 million as a result of net deferred tax liabilities recorded for the Symyx acquisition which were considered a source of income to reduce the valuation allowance on our existing deferred tax assets. In addition, during the nine months ended December 31, 2010, the valuation allowance increased by $14.2 million as a result of operating losses for which no tax benefit was recorded and decreased by $9.4 million related to NOLs and tax credits which either expired of were limited under Internal Revenue Code section 382. For the year ended March 31, 2010, the valuation allowance decreased by $5.5 million principally as a result of the utilization of domestic NOL carryovers, the expiration of domestic NOL carryovers and a reduction in the state tax rate applied to deferred tax assets.

As of December 31, 2010, we had U.S. federal NOLs of approximately $114.0 million and tax credit carryforwards of approximately $2.3 million. We also had California NOLs of approximately $57.0 million and tax credit carryforwards of approximately $8.8 million. We also have approximately $9.0 million of UK NOLs. Approximately $46.7 million of the federal NOLs relate to stock option deductions which, upon realization, will result in an increase to paid-in capital and a decrease in income taxes payable. Approximately $8.0 million U.S. federal NOLs expired as of December 31, 2010. If not fully utilized, portions of our U.S. federal NOLs and tax credit carryforwards will expire in varying amounts from 2011 through 2027, and portions of our California NOLs will expire in varying amounts from 2011 through 2019. The California tax credit carryforwards do not expire. Realization of our NOLs and credits is dependent upon our generating sufficient taxable income prior to expiration of those attributes.

In addition to the NOLs reflected above, as of December 31, 2010, we had pre-acquisition NOLs of $39.5 million from acquisitions outside the U.S. which have been reserved as unrecognized tax benefits. The pre- acquisition NOLs, if ultimately realized, will result in an increase to income tax benefit. No pre-acquisition NOLs were utilized during the nine months ended December 31, 2010 or the years ended, March 31, 2010 or March 31, 2009.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

We recognize windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOLs resulting from windfall tax benefits. At December 31, 2010, deferred tax assets do not include $0.2 million of excess tax benefits from share-based compensation.

The future utilization of our NOLs to offset future taxable income may be subject to a substantial annual limitation as a result of changes in ownership by our stockholders that hold 5% or more of our common stock. An assessment of such ownership changes under Sections 382 and 383 of the Internal Revenue Code was completed through December 31, 2010. As a result of this assessment, we determined that we experienced an ownership change during 2010 related to the acquisition of Symyx which will limit the future utilization of our NOLs and credit carryforwards. U.S. federal and California NOLs of approximately $15.0 million and $0.7 million, respectively, will expire due to limitations under Sections 382 and U.S. federal R&D credits of approximately $2.2 million will expire due to limitations under Section 383. Future ownership changes may further impact the utilization of existing NOLs and tax credit carryforwards.

Upon the adoption of new accounting principles relating to uncertain tax positions as of April 1, 2007, Accelrys did not record any reserves for uncertain tax positions. In the third quarter for the year ended March 31, 2010 Accelrys identified an uncertain tax position of $10.8 million relating to the NOL carryovers obtained in connection with the acquisition of one of our foreign subsidiaries. Additionally, during the nine months ended December 31, 2010 we identified an additional $7.3 million in uncertain tax positions.

Following is a tabular reconciliation of the Unrecognized Tax Benefits (“UTB”) activity during the year ended December 31, 2010 (excluding interest and penalties):

(In thousands)
Beginning balance, April 1, 2009	$—
Additions based on tax positions related to prior years	10,800

Balance at March 31, 2010, excluding interest and penalties of $0	$10,800
Additions based on tax positions related to the current year	7,259
Reductions for tax positions of prior year	—
Settlements	—
Reductions due to lapse of applicable statute of limitations	(584)
Impact of foreign currency fluctuations	286

Ending Balance at December 31, 2010, excluding interest and penalties of $0.5 million	$17,761

Included in the balance of unrecognized tax benefits as of December 31, 2010, are $14.5 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2010, are $3.3 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The Company recognized interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company has approximately $0.5 million of accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes at December 31, 2010.

We are subject to taxation in the U.S. and various state and foreign jurisdictions. Our tax years from 1996 forward are subject to examination by the U.S. and various other state jurisdictions due to the carryforward of

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

unutilized NOLs and research and development credits. With respect to significant foreign jurisdictions, tax years from 2005 and forward are subject to examinations by various foreign tax authorities in the United Kingdom, Sweden, Switzerland, and Japan and tax years from 2006 and forward are subject to examination by foreign tax authorities in Germany and France.

6.    Retirement Savings Plans

U.S. Based Employees

We have an employee savings and retirement plan (the “401(K) Plan”). The 401(K) Plan is intended to be a tax-qualified plan covering substantially all U.S.-based employees. Under the terms of the 401(K) Plan, employees may elect to contribute up to 20% of their compensation, or the statutory prescribed limit, if less. We may, at our discretion, match employee contributions up to a maximum of 4% of the employee’s compensation. Employer matching contributions totaled $0.8 million and $0.5 million for the nine months ended December 31, 2010 and 2009, respectively, and $0.6 million and $0.7 million for the years ended March 31, 2010 and 2009, respectively.

Non-U.S. Based Employees

We provide retirement benefits for employees located outside the U.S. commensurate with other similar companies in those respective locations. Employer contributions, in the form of cash, totaled $0.6 million for the nine months ended December 31, 2010 and the year ended March 31, 2010 and $0.5 million and $0.7 million for the nine months ended December 31, 2009 and the year ended March 31, 2009, respectively.

7.    Fair Value

Financial Assets and Liabilities

We carry our cash equivalents and marketable securities at fair value. Cash equivalents are comprised of short-term, highly liquid investments including money market funds and other investment grade securities such as certificates of deposits, commercial paper, corporate and municipal bonds and obligations of U.S. government sponsored enterprises. Our marketable securities consist of debt securities with original maturities of greater than three months and include obligations of U.S. government sponsored enterprises, commercial paper, certificates of deposits, corporate and municipal debt, and auction rate securities (“ARS”).

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

Level 2—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3—Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

Where applicable, the determination of fair values is based on unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date. This pricing methodology applies to our Level 1 investments. To the extent quoted prices in active markets are not available at the measurement date, fair values can be based on usage of observable market prices in less active markets, use of broker/dealer quotes and alternative pricing sources with reasonable levels of price transparency. Because many fixed income securities do not trade on a daily basis or have market prices from multiple sources, the pricing applications may apply available information as applicable to determine the fair value as of the measurement date. This methodology applies to our Level 2 investments. We classify our investments in ARS within Level 3 because they are valued using valuation techniques. We estimated the fair value of the ARS we held as of March 31, 2010 utilizing a discounted cash flow analysis. The analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the issuer, expected future cash flows and the estimated weighted average life of the contractual maturity of the underlying assets.

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy:

	Carrying Value at December 31, 2010	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2010:
Cash equivalents(1)	$59,751	$53,146	$6,605	—
Short-Term Marketable Securities:
U.S. Treasury securities	5,519	5,519	—	—
U.S. government and agency securities	6,346	—	6,346	—
Commercial paper and certificate of deposits	9,268	—	9,268	—
Corporate debt securities	6,242	—	6,242
Municipal debt securities	600	—	600
Long-Term Marketable Securities:
U.S. Treasury securities	797	797	—	—
U.S. government and agency securities	4,603	—	4,603	—
Corporate debt securities	11,536	—	11,536	—
Municipal debt securities	4,300	—	4,300	—

Total	$108,962	59,462	49,500	—

(1)	Cash equivalents are included in the Cash and cash equivalents line in the consolidated balance sheet.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

There were no transfers between Level 1 and Level 2 securities during the nine months ended December 31, 2010.

	Carrying Value at March 31, 2010	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2010:
Auction rate securities	$10,461	—	—	$10,461
Auction rate securities put option	1,289	—	—	1,289

Total	$11,750	—	—	$11,750

The following table summarizes the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Level 3 Inputs Auction Rate Securities
(In thousands)
Balance at April 1, 2010	$11,750
Redemption of auction rate securities	(11,750)

Balance at December 31, 2010	$—

There were no transfers out of Level 3 during the year.

The carrying amount of accounts receivable, accounts payable and accrued liabilities are considered to be representative of their respective fair values due to their short-term nature. Our investments in privately-held companies and our note receivable from a privately-held company are carried at cost. It is impracticable for us to estimate the fair value of these instruments on a recurring basis if there are no identified events or changes in circumstances that may have a significant adverse effect on their fair value.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a nonrecurring basis for the periods presented.

8.    Commitments and Contingencies

Operating Leases

We lease office space in several facilities under operating leases that expire through 2022. Certain of our lease agreements contain renewal options, rent holidays or rent escalation clauses. In accordance with ASC Topic 840, Leases, we recognize rent expense on a straight-line basis over the term of the related operating leases, accounting for scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy and including any cancelable option periods where failure to

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

exercise such options would result in economic penalty. Rent expense recognized in excess of rent paid is reflected as a deferred rent liability, which is included in lease-related liabilities in the accompanying consolidated balance sheets. Rent expense under our operating leases was $3.9 million and $2.5 million for the nine months ended December 31, 2010 and 2009, respectively. Rent expense under our operating leases for each of the years ended March 31, 2010 and 2009, was $3.3 million.

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

We sublease certain facilities abandoned in connection with previous restructuring activities, and sublease income is recorded as a reduction of the restructuring liability and related restructuring expense upon abandonment of the facility. Accordingly, no sublease income was recognized in our consolidated statements of operations for the nine months ended December 31, 2010 and 2009 and the years ended March 31, 2010 and 2009.

Future minimum lease commitments and future committed sublease income as of December 31, 2010 are as follows:

	Operating Lease Commitments	Sublease Income	Net
	(In thousands)
Fiscal year 2011	$8,227	$953	$7,274
Fiscal year 2012	7,798	660	7,138
Fiscal year 2013	5,960	637	5,323
Fiscal year 2014	4,220	656	3,564
Fiscal year 2015	3,989	619	3,370
Thereafter	8,528	—	8,528

	$38,722	$3,525	$35,197

Lease Guarantee

On April 30, 2004, we spun-off our drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. (“PDD”), into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. The landlords of our New Jersey facilities, which were used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $13.1 million as of December 31, 2010. In the event that PDD defaults on their lease obligation, we are permitted under the guarantee to sublease the facility in order to mitigate our lease obligation. In accordance with ASC Topic 460, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair market value of the guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. The liability for our guarantee of the lease obligation was $0.3 million and $0.4 million as of December 31, 2010 and March 31, 2010, respectively.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

Royalties

We are obligated to pay royalties for licenses to enhance and market certain software used in connection with our product offerings. Annual contractual minimum royalty payments as of December 31, 2010 are as follows (in thousands):

Fiscal year 2011	$1,639
Fiscal year 2012	411
Fiscal year 2013	411
Fiscal year 2014	411
Fiscal year 2015	411
Thereafter(1)	1,575

$4,858

(1)	For purposes of the contractual minimum royalty payments table, we have included indefinite-lived contractual minimum royalty payments due in the ten fiscal years following December 31, 2010.

In addition to the contractual minimum royalties included in the table above, we have several royalty agreements that are long term or perpetual in nature and the royalty obligations are generally based on a percentage of revenues derived from certain software license sales and associated sales of PCS. The royalty agreements require quarterly payments and generally do not limit the maximum royalties owed. We incurred royalty related expenses of $4.6 million and $1.8 million for the nine months ended December 31, 2010 and 2009, respectively, and $2.2 million in each of the years ended March 31, 2010 and 2009.

Litigation

We are subject to various claims and legal proceedings arising in the ordinary course of our business. While any legal proceeding has an element of uncertainty, management believes that the disposition of such matters, in the aggregate, will not have a material effect on our results of operations.

Other Guarantees and Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and the likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of December 31, 2010.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

9.    Restructuring Activities

The following summarizes the changes in our accrued restructuring charges liability:

	Severance and Related Costs	Lease Obligation Exit and Facility Closure Costs	Total
	(In thousands)
Balance at March 31, 2008	$137	$1,397	$1,534
Additional severance and lease abandonment charges	896	—	896
Adjustments to liability	—	78	78
Cash payments	(835)	(302)	(1,137)
Effect of foreign exchange	(23)	(356)	(379)

Balance at March 31, 2009	$175	$817	$992
Additional severance and lease abandonment charges	(74)	(12)	(86)
Adjustments to liability	(61)	142	81
Cash payments	(43)	(370)	(413)
Effect of foreign exchange	3	63	66

Balance at March 31, 2010	—	640	640
Symyx acquired balance	138	5,860	5,998
Additional severance and lease abandonment charges	4,500	230	4,730
Adjustments to liability	—	40	40
Cash payments	(1,763)	(5,549)	(7,312)
Effect of foreign exchange	(9)	20	11

Balance at December 31, 2010	$2,866	$1,241	$4,107

In July 2010, as a result of the Merger, we implemented a plan to terminate the employment of approximately 80 employees in the U.S., the United Kingdom , France and Japan. In connection with the termination, we incurred severance charges of approximately $4.5 million during the fiscal period ended December 31, 2010. As of December 31, 2010, $1.8 million in cash payments had been made, and the remaining $2.7 million will be paid during the year ending December 31, 2011.

In August 2010, we bought out our remaining commitment under an operating lease under which we were contractually obligated through 2015 for approximately $4.7 million, net of our deposit of $0.1 million. A liability of approximately $5.3 million for this lease termination was recorded in our preliminary purchase price allocation upon completion of the Merger, which included the gross buyout obligation of $4.9 million and operating expense obligations through the date of the buyout of $0.4 million. As of December 31, 2010 we have no further obligations under such lease.

Prior to the Merger, Symyx had implemented various restructuring plans under which lease obligations of approximately $0.6 million and severance obligations of approximately $0.1 million remained as of the completion of the Merger. Additionally, prior to 2007, we had implemented a restructuring plan under which our lease obligation remains. Our obligations under the aforementioned lease agreements terminate in 2012, 2016 and 2022.

All amounts incurred in connection with the above activities are recorded in the “Business consolidation and restructuring costs (recoveries)” line in the accompanying consolidated statements of operations, with the exception of the acquired balance of $6.0 million that was recorded in our preliminary purchase price allocation upon completion of the Merger, as further described in Note 3.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

10.    Interest and Other Income, Net

Interest and other income, net includes non-operating items such as interest income, realized investment gains and losses, unrealized investment gains and losses related to securities determined to be other-than-temporarily impaired and foreign currency exchange gains and losses. It also includes royalty income, royalty expense and amortization of purchased intangible assets related to products that are not part of current operations. As part of the Merger with Symyx, we have retained the rights to receive royalty income related to the divestiture of the High Productivity Research business unit previously owned by Symyx. This royalty income is recorded in other income as it is not part of current operations.

Interest and other income, net consisted of the following:

	Nine Months Ended		Years Ended
	December 31, 2010	December 31, 2009	March 31, 2010	March 31, 2009
		(unaudited)
	(In thousands)
Royalty income	$1,998	$—	$—	$—
Interest Income	739	237	314	1,348
Realized gain on investments	—	248	248	(248)
Foreign currency transaction gain	171	145	361	321
Purchased intangible assets amortization	(1,246)	—	—	—
Royalty expense	(276)	—	—	—
Other	(9)	(10)	(9)	187

Total interest and other income, net	$1,377	$620	$914	$1,608

Under our royalty income agreements, we have contractual minimum receivables as follows (in thousands):

Fiscal year 2011	$3,556
Fiscal year 2012	4,500
Fiscal year 2013	6,000
Fiscal year 2014	5,000
Fiscal year 2015	5,000

$24,056

As these amounts are related to intellectual property acquired in the Merger as described above, they will be offset by amortization expense related to this intellectual property. The income related to these agreements for the nine months ended December 31, 2010 is included in the $2.0 million of royalty income presented above.

11.    Subsequent Events

During January and February 2011, we purchased an additional 350,553 shares of our common stock for $3.0 million pursuant to the Repurchase Plan. All of the shares repurchased have been recorded as treasury stock.

On March 11, 2011, we entered into a second Stock Repurchase Plan with a broker in accordance with Rule 10b5-1 of Exchange Act. Pursuant to the Second Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we have instructed the broker to purchase for our account up to an additional $4.0 million worth of our common stock by September 30, 2011.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Selected Quarterly Financial Information (unaudited)

The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of results for the periods presented (in thousands, except per share amounts).

	Nine Months Ended December 31, 2010
	Quarter Ended June(1)	Quarter Ended September	Quarter Ended December
Revenue	$19,761	$29,114	$31,330
Cost of revenue:
Cost of revenue	3,955	9,117	10,456
Amortization of completed technology	41	2,373	2,473

Total cost of revenue	3,996	11,490	12,929

Gross margin	15,765	17,624	18,401
Operating expenses:
Product development	3,982	9,208	8,890
Sales and marketing	8,740	12,171	13,937
General and administrative	2,580	4,635	4,482
Business consolidation and restructuring costs (recoveries)	1,686	10,683	4,124
Purchased intangible asset amortization	—	1,356	1,356

Total operating expenses	16,988	38,053	32,789
Operating loss	(1,223)	(20,429)	(14,388)
Interest and other (expense) income, net	(134)	934	577

Loss before taxes	(1,357)	(19,495)	(13,811)
Income tax expense (benefit)	225	(16,116)	1,836

Net loss	(1,582)	(3,379)	(15,647)

Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.28)

(1)	As previously described in Note 2, we have reclassified a portion of our information technology overhead costs, in all historical periods presented, out of general and administrative expenses into cost of revenue, product development, and sales and marketing in our previously issued consolidated statements of operations to conform to current period presentation. We believe that the allocation of these costs based on headcount as overhead costs provides a more accurate depiction of the costs associated with cost of revenue, research and development, sales and marketing and general and administrative costs.

Accelrys, Inc.

Notes to Consolidated Financial Statements (Continued)

	Year Ended March 31, 2010(1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$20,141	$19,988	$22,071	$20,759
Cost of revenue:
Cost of revenue	3,219	3,112	4,193	3,611
Amortization of completed technology	381	381	41	42

Total cost of revenue	3,600	3,493	4,234	3,653

Gross margin	16,541	16,495	17,837	17,106
Operating expenses:
Product development	4,133	3,768	3,733	4,412
Sales and marketing	8,483	8,148	9,706	11,704
General and administrative	2,938	2,716	3,292	3,533
Business consolidation and restructuring costs (recoveries)	(91)	17	(16)	4

Total operating expenses	15,463	14,649	16,715	19,653
Operating income (loss)	1,078	1,846	1,122	(2,547)
Interest and other (expense) income, net	(5)	273	352	294

Income (loss) before taxes	1,073	2,119	1,474	(2,253)
Income tax expense	329	273	495	121

Net income (loss)	744	1,846	979	(2,374)

Basic and diluted net income (loss) per share	$0.03	$0.07	$0.04	$(0.09)

	Year Ended March 31, 2009(1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$20,300	$20,112	$20,609	$19,960
Cost of revenue:
Cost of revenue	3,242	3,317	4,143	4,047
Amortization of completed technology	381	381	381	381

Total cost of revenue	3,623	3,698	4,524	4,428

Gross margin	16,677	16,414	16,085	15,532
Operating expenses:
Product development	4,543	4,065	3,636	3,734
Sales and marketing	8,496	8,547	9,108	9,932
General and administrative	2,654	2,516	2,577	4,323
Business consolidation and restructuring costs	842	8	—	46

Total operating expenses	16,535	15,136	15,321	18,035
Operating income (loss)	142	1,278	764	(2,503)
Interest and other income, net	273	350	423	562

Income (loss) before taxes	415	1,628	1,187	(1,941)
Income tax expense	329	401	177	288

Net income (loss)	86	1,227	1,010	(2,229)

Basic and diluted net income (loss) per share	$—	$0.05	$0.04	$(0.08)

(1)	As previously described in Note 2, we have reclassified a portion of our information technology overhead costs, in all historical periods presented, out of general and administrative expenses into cost of revenue, product development, and sales and marketing in our previously issued consolidated statements of operations to conform to current period presentation. We believe that the allocation of these costs based on headcount as overhead costs provides a more accurate depiction of the costs associated with cost of revenue, research and development, sales and marketing and general and administrative costs.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include the internal controls of the recent acquisition of Symyx Technologies, Inc. which merged with Accelrys, Inc. on July 1, 2010 and which was included in the 2010 consolidated financial statements of Accelrys, Inc. and constituted $22.2 million and $12.4 million of total assets and net liabilities, respectively, as of December 31, 2010 and $17.9 million and $29.5 million of revenues and net loss before income taxes, respectively, for the nine month period then ended.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Transition Report on Form 10-K, has also audited our internal control over financial reporting as of December 31, 2010, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

Except as disclosed below, there were no changes in our internal control over financial reporting during the nine months ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, those controls.

Scope of Management’s Report on Internal Control over Financial Reporting

As described throughout this Report, on July 1, 2010, Symyx merged with and into Merger Sub and became our wholly-owned subsidiary. While our financial statements for the quarter ended December 31, 2010 include the results of Symyx from the July 1, 2010 acquisition date through December 31, 2010, as permitted by the rules and regulations of the SEC, our management’s assessment of our internal control over financial reporting did not include an evaluation of Symyx’s internal control over financial reporting. Further, our management’s conclusion regarding the effectiveness of our internal control over financial reporting as of December 31, 2010 does not extend to Symyx’s internal control over financial reporting.

We are currently integrating policies, processes, technology and operations for the combined company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans. Until the companies are fully integrated, we will maintain the operational integrity of each company’s legacy internal control over financial reporting. Symyx constituted $22.2 million and $12.4 million of total assets and net liabilities, respectively, as of December 31, 2010 and $17.9 million and $29.5 million of revenues and net loss before income taxes, respectively, for the nine month period then ended.

Item 9B.	Other Information

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Accelrys, Inc.

We have audited Accelrys Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Accelrys, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Symyx Technologies, Inc., which is included in the 2010 consolidated financial statements of Accelrys, Inc. and constituted $22.2 million and $12.4 million of total assets and net liabilities, respectively, as of December 31, 2010 and $17.9 million and $29.5 million of revenues and net loss before income taxes , respectively, for the nine month period then ended. Our audit of internal control over financial reporting of Accelrys, Inc. also did not include an evaluation of the internal control over financial reporting of Symyx Technologies, Inc.

In our opinion, Accelrys, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Accelrys, Inc. as of December 31, 2010 and March 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the nine months ended December 31, 2010 and each of the two years in the period ended March 31, 2010 of Accelrys, Inc. and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

March 14, 2011

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the applicable Subsequent Filing to be filed within 120 days of our fiscal year ended December 31, 2010.

Item 11.	Executive Compensation

The information required by this item will be included in the applicable Subsequent Filing to be filed within 120 days of our fiscal year ended December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the applicable Subsequent Filing to be filed within 120 days of our fiscal year ended December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the applicable Subsequent Filing to be filed within 120 days of our fiscal year ended December 31, 2010.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be included in the applicable Subsequent Filing to be filed within 120 days of our fiscal year ended December 31, 2010.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following Consolidated Financial Statements are included:

(a)(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Nine months ended December 31, 2010	$163	$—	$—	$163
Year ended March 31, 2010	$172	$—	$9	$163
Year ended March 31, 2009	$200	$—	$28	$172

(1)	Represents write-offs, net of recoveries.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization dated September 13, 2004 by and among Accelrys, Inc., Nashville Acquisition Corporation, SciTegic, Inc., Mathew Hahn and David Rogers as Principal Shareholders, and Mathew Hahn as Shareholder Representative (incorporated by reference to Exhibit 2.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on September 16, 2004

2.2	Agreement and Plan of Merger and Reorganization, dated April 5, 2010, by and among Accelrys, Inc., Alto Merger Sub, Inc. and Symyx Technologies, Inc. (incorporated by reference to Exhibit 2.1 of Accelrys, Inc.’s Current Report on Form 8-K filed on April 6, 2010).

2.3*	Asset Purchase Agreement, dated February 11, 2010, by and among HPR Global, Inc., Symyx Technologies, Inc., and Symyx Solutions, Inc.

3.1	Restated Certificate of Incorporation of Pharmacopeia, Inc., as amended (including a Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock) (incorporated by reference to Exhibit 3.2 to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2005).

Exhibit Number	Description
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Accelrys, Inc. (incorporated by reference to Exhibit 3.4 to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Accelrys, Inc. (incorporated by reference to Exhibit 3.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on July 2, 2010).

3.4	Amended and Restated Bylaws of Accelrys, Inc. (incorporated by reference to Exhibit 3.3 to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2005).

4.1	Rights Agreement, dated as of September 6, 2002, between Pharmacopeia, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A thereto the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and Exhibit B thereto the Form of Right Certificate (incorporated by reference to Exhibit 4.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on September 4, 2002).

4.2	First Amendment to Rights Agreement, dated as of April 5, 2010, by and between Accelrys, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on April 6, 2010).

10.1#	Amended 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.5 to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.1(a)#	Amendment No. 1 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(a) to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1(b)#	Amendment No. 2 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(b) to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1(c)#	Amendment No. 3 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.5(a) to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.1(d)#	Amendment No. 4 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(d) to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1(e)#	Amendment No. 5 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(e) to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1(f)#	Amendment No. 6 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(f) to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1(g)#	Amendment No. 7 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(g) to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1(h)#	Amendment No. 8 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.54 to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.1(i)#	Amendment No. 9 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(i) to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.2#	1995 Director Option Plan (incorporated by reference to Exhibit 10.7 to Accelrys, Inc.’s Registration Statement on Form S-1 (Reg. No. 33-98246)).

10.2(a)#	Amendment No. 1 to 1995 Director Option Plan (incorporated by reference to Exhibit 10.3(a) to Accelrys, Inc.’s Annual Report on form 10-K for the year ended December 31, 2000).

10.2(b)#	Amendment No. 2 to the 1995 Director Option Plan (incorporated by reference to Exhibit 10.3(b) to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

Exhibit Number	Description
10.3#	Accelrys, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.23 to Accelrys, Inc.’s Annual Report on form 10-K for the year ended December 31, 2000).

10.4#	Accelrys, Inc. 2004 New Hire Equity Incentive Plan (incorporated by reference to Exhibit 10.3(c) to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2005).

10.5#	Accelrys, Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 to Accelrys, Inc.’s Registration Statement on Form S-8 filed on August 26, 2005).

10.5(a)#	Accelrys, Inc. Amendment to Amended and Restated 2004 Stock Incentive Plan, dated August 28, 2008 (incorporated by reference to Exhibit 10.2 to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.6#	Form of Stock Option Award Agreement pursuant to Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to Accelrys, Inc.’s Registration Statement on Form S-8 filed on August 26, 2005).

10.7#	Form of SAR Award Agreement pursuant to Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to Accelrys, Inc.’s Registration Statement on Form S-8 filed on August 26, 2005).

10.8#	Form of Restricted Stock Award Agreement pursuant to Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to Accelrys, Inc.’s Registration Statement on Form S-8 filed on August 26, 2005).

10.9#	Form of Restricted Stock Unit Award Agreement pursuant to Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to Accelrys, Inc.’s Registration Statement on Form S-8 filed on August 26, 2005).

10.10#	Form of Director Restricted Stock Unit Award Agreement pursuant to Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on August 21, 2007).

10.11#	Form of Performance Based Restricted Stock Unit Award Agreement pursuant to Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.12#	Stock Option Agreement, dated June 15, 2009, between Max Carnecchia and Accelrys, Inc. (incorporated by reference to Exhibit 10.4 to Accelrys, Inc.’s Current Report on Form 8-K filed on June 16, 2009).

10.13#	Symyx Technologies, Inc. 2007 Stock Incentive Plan, as amended, and the forms of agreement related thereto (incorporated by reference to Exhibit 4.3 to Accelrys, Inc.’s Registration Statement on Form S-8 filed on August 9, 2010).

10.14#	Intellichem, Inc. 2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.4 to Accelrys, Inc.’s Registration Statement on Form S-8 filed on August 9, 2010).

10.15#	Symyx Technologies, Inc. 2001 Nonstatutory Stock Option Plan, as amended (incorporated by reference to Exhibit 4.5 to Accelrys, Inc.’s Registration Statement on Form S-8 filed on August 9, 2010).

10.16#	Synthematix, Inc. Amended and Restated 2000 Equity Compensation Plan (incorporated by reference to Exhibit 4.6 to Accelrys, Inc.’s Registration Statement on Form S-8 filed on August 9, 2010).

10.17#	Symyx Technologies, Inc. 1997 Stock Plan, as amended (incorporated by reference to Exhibit 4.7 to Accelrys, Inc.’s Registration Statement on Form S-8 filed on August 9, 2010).

Exhibit Number	Description
10.18#	Fiscal year 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.36 to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2009).

10.19#	First Quarter Fiscal Year 2011 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on April 15, 2010).

10.20#	2010 Management Incentive Plan for the period of July 1, 2010 through December 31, 2010 (incorporated by reference to Exhibit 10.7 to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.21	Lease, dated August 20, 2003, between Accelrys, Inc. and Eastpark at 8A (Building 1000) (incorporated by reference to Exhibit 10.35 to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.22	Lease, dated August 20, 2003, between Accelrys, Inc. and Eastpark at 8A (Building 3000) (incorporated by reference to Exhibit 10.36 to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.23	Sublease, dated May 18, 2004, between Accelrys, Inc. and Pfizer Inc. (incorporated by reference to Exhibit 10.18 to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.24	Lease, dated May 18, 2004, between Accelrys, Inc. and AGRRI Seaview, L.LC. (incorporated by reference to Exhibit 10.19 to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.25	Sublease, dated May 10, 2006, between Accelrys, Inc., Accelrys, Ltd., QUALCOMM Inc., and QUALCOMM UK Ltd. (incorporated by reference to Exhibit 10.33 to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2006).

10.26*	Lease, dated February 29, 2000, by and between East Arques Sunnyvale, LLC and Symyx Technologies, Inc. for the premises at 1263 E. Arques, Sunnyvale, California, and addenda and inserts thereto, as amended.

10.27*	Lease by and between Oakmead Ventures LLC and Symyx Technologies, Inc. for the premises at 415 Oakmead Parkway, Sunnyvale, California, and addenda and inserts thereto.

10.28#	Form of Indemnity Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.48 to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.29#	Letter of Employment, dated September 29, 2005, between Accelrys, Inc. and Richard Murphy (incorporated by reference to Exhibit 99.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on October 19, 2005).

10.30#	Terms of continuing employment of Matthew Hahn, dated as of August 12, 2005 (incorporated by reference to Exhibit 10.3 to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.31#	Letter of Employment, dated September 1, 2006, between Accelrys, Inc. and Rick E. Russo (incorporated by reference to Exhibit 99.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on September 6, 2006).

10.32#	Letter of Employment, dated September 6, 2006, between Accelrys, Inc. and Frank K. Brown, Ph.D. (incorporated by reference to Exhibit 99.3 to Accelrys, Inc.’s Current Report on Form 8-K filed on September 28, 2006).

Exhibit Number	Description
10.33#	Second Amendment to Employment Agreement, dated September 26, 2006, between Accelrys, Inc. and Mathew Hahn, Ph.D. (incorporated by reference to Exhibit 99.2 to Accelrys, Inc.’s Current Report on Form 8-K filed on September 28, 2006).

10.34#	Form of Employment Agreement between Accelrys, Inc. and certain of its executives (incorporated by reference to Exhibit 10.5 to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.35#	Letter of Employment, dated January 5, 2009, between Accelrys, Inc. and Todd Johnson (incorporated by reference to Exhibit 10.2 to Accelrys, Inc.’s Current Report on Form 8-K filed on January 5, 2009).

10.36	Agreement between Accelrys and UBS dated November 11, 2008 (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on November 11, 2008).

10.37#	Employment Agreement, dated June 15, 2009, between Max Carnecchia and Accelrys, Inc. (incorporated by reference to Exhibit 10.2 to Accelrys, Inc.’s Current Report on Form 8-K filed on June 16, 2009).

10.38#	Letter of Employment, dated June 15, 2009, between Max Carnecchia and Accelrys, Inc. (incorporated by reference to Exhibit 10.3 to Accelrys, Inc.’s Current Report on Form 8-K filed on June 16, 2009).

10.39#	Letter Agreement, dated July 15, 2009, between Todd Johnson and Accelrys, Inc. (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on July 20, 2009).

10.40#	Separation Agreement and Release, dated December 31, 2009, between Rick Russo and Accelrys, Inc. (incorporated by reference to Exhibit 10.4 to Accelrys, Inc.’s Current Report on Form 8-K filed on January 5, 2010).

10.41#	Letter of Employment, dated December 23, 2009, between Accelrys, Inc. and Michael Piraino (incorporated by reference to Exhibit 10.2 to Accelrys, Inc.’s Current Report on Form 8-K filed on January 5, 2010).

10.42#	Employment Agreement, dated January 5, 2010, between Michael Piraino and Accelrys, Inc. (incorporated by reference to Exhibit 10.3 to Accelrys, Inc.’s Current Report on Form 8-K filed on January 5, 2010).

10.43#	Separation Agreement and Release, dated as of April 21, 2010, by and between the Accelrys, Inc. and Ilene Vogt (incorporated by reference to Exhibit 10.3 to Accelrys, Inc.’s Current Report on Form 8-K filed on April 22, 2010).

10.44#	Offer Letter from Accelrys, Inc. to Todd Johnson (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on April 22, 2010).

10.45#	Employment Agreement, dated as of April 21, 2010, by and between the Accerlys, Inc. and Todd Johnson (incorporated by reference to Exhibit 10.2 to Accelrys, Inc.’s Current Report on Form 8-K filed on April 22, 2010).

10.46#	Employment Agreement, dated as of April 4, 2010, by and between Accelrys, Inc. and Isy Goldwasser (incorporated by reference to Annex E to the joint proxy statement/prospectus forming part of Accelrys, Inc.’s Registration Statement on Form S-4 filed on May 5, 2010).

10.47#	Employment Agreement, dated as of April 4, 2010, by and between Accelrys, Inc. and Rex Jackson (incorporated by reference to Annex F to the joint proxy statement/prospectus forming part of Accelrys, Inc.’s Registration Statement on Form S-4 filed on May 5, 2010).

Exhibit Number	Description
10.48#	Employment Agreement, dated as of April 4, 2010, by and between Accelrys, Inc. and Rick Rosenthal (incorporated by reference to Annex G to the joint proxy statement/prospectus forming part of Accelrys, Inc.’s Registration Statement on Form S-4 filed on May 5, 2010).

10.49#	Employment Agreement, dated as of April 4, 2010, by and between Accelrys, Inc. and Charles Haley (incorporated by reference to Annex H to the joint proxy statement/prospectus forming part of Accelrys, Inc.’s Registration Statement on Form S-4 filed on May 5, 2010).

10.50#	Separation Agreement and Release, dated as of July 19, 2010, by and between the Accelrys, Inc. and Paul Burrin (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on July 23, 2010).

10.51#*	Offer Letter, dated October 1, 2007, from Symyx Technologies, Inc.’s to Trevor Heritage.

10.52*	Collaborative Research and License Agreement, dated January 1, 1999, by and between Symyx Technologies, Inc. and The Dow Chemical Company.

10.53±*	Alliance Agreement, effective as of January 1, 2005, between Symyx Technologies, Inc., Symyx Discovery Tools, Inc. and The Dow Chemical Company.

10.54±*	Supplemental Agreement, dated November 29, 2007, by and between Symyx Technologies, Inc. and The Dow Chemical Company.

10.55*	License Agreement, dated June 22, 1995, between Symyx Technologies, Inc. and Lawrence Berkeley Laboratory, on behalf of The Regents of the University of California.

10.56±*	Alliance, Technology Transfer, and License Agreement, effective April 1, 2003, by and between Symyx Technologies, Inc., Symyx Discovery Tools, Inc. and ExxonMobil Research and Engineering Company.

10.57*	Sale Agreement, dated August 9, 2007, by and among Elsevier Inc., Elsevier Swiss Holdings S.A., Elsevier Japan KK, Elsevier Limited, MDL Information Systems (UK) Limited and Symyx Technologies, Inc.

10.58*	Symyx Technologies, Inc. Executive Change in Control and Severance Benefit Plan, including a list of participating executives.

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on February 5, 2005).

21.1*	Subsidiaries of Accelrys, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Section 302 Certification of the Principal Executive Officer

31.2*	Section 302 Certification of the Principal Financial Officer

32.1*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

#	Represents a management contract or compensatory plan or arrangement.
±	The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Filed herewith

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELRYS, INC.

By:	/s/ MICHAEL A. PIRAINO
Michael A. Piraino Executive Vice President and Chief Financial Officer

Date: March 14, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ MAX CARNECCHIA Max Carnecchia	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2011

/s/ MICHAEL A. PIRAINO Michael A. Piraino	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 1, 2011

/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Chairman of the Board of Directors	March 1, 2011

/s/ JEFFREY RODEK Jeffrey Rodek	Director	March 1, 2011

/s/ RICARDO B. LEVY, Ph.D. Ricardo B. Levy, Ph.D.	Director	March 1, 2011

/s/ TIMOTHY HARKNESS Timothy Harkness	Director	March 1, 2011

Steven Goldby	Director

/s/ CHRIS VAN INGEN Chris van Ingen	Director	March 1, 2011

/s/ BRUCE PASTERNACK Bruce Pasternack	Director	March 1, 2011

/s/ CHRISTOPHER J. STEFFEN Christopher J. Steffen	Director	March 1, 2011

/s/ LARRY FERGUSON Larry Ferguson	Director	March 1, 2011