Form 10-KT/A
period 2010-12-31
ACCELRYS, INC.
filed 2011-05-02
CIK 1002388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K/A

(Amendment No. 1)

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of April 22, 2011 was 55,388,680, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) amends the registrant’s Transition Report on Form 10-K, as filed by the registrant on March 15, 2011 (the “Form 10-K”), and is being filed to replace Part III, Item 10 through Item 14, previously intended to be incorporated by reference to the registrant’s definitive proxy statement filed pursuant to Regulation 14A in connection with the registrant’s 2011 Annual Meeting of Stockholders or an amendment to the Form 10-K. In connection with the filing of this Form 10-K/A and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Form 10-K/A certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Other than with respect to the foregoing, this Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Part I or Part II of the Form 10-K.

ACCELRYS, INC.

FORM 10-K—TRANSITION REPORT

For the Transition Period from April 1, 2010 to December 31, 2010

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

In this Form 10-K/A, references to “we,” “our,” “us,” “the Company” or “Accelrys” mean Accelrys, Inc. and its subsidiaries on a consolidated basis. Additionally, in this Form 10-K/A, we sometimes refer to our merger with Symyx Technologies, Inc. (“Symyx”), which was completed on July 1, 2010, as the “Merger” and to the nine-month transition period from April 1, 2010 to December 31, 2010 covered by the Form 10-K as the “Transition Period.”

Information Concerning Directors

Our board of directors (the “Board”) is divided into three classes. Class I and Class II each consist of three directors and Class III consists of four directors. Each class has a three-year term. The terms of office of the three Class I directors expire in 2011 on the date of the annual meeting of stockholders, the terms of office of the three Class II directors expire in 2012 on the date of the annual meeting of stockholders and the terms of office of the four Class III directors expire in 2013 on the date of the annual meeting of stockholders.

The following table and text set forth certain information concerning our current directors.

Name	Class	Age
Jeffrey Rodek	I	57
Larry Ferguson	I	61
Steven D. Goldby	I	71
Max Carnecchia	II	48
Christopher J. Steffen	II	69
Timothy Harkness	II	44
Chris van Ingen	III	64
Bruce Pasternack	III	63
Kenneth L. Coleman	III	68
Ricardo B. Levy	III	66

Jeffrey Rodek has served as a director since 2007. Mr. Rodek is currently a senior lecturer at the Fisher College of Business at The Ohio State University. Mr. Rodek served as a part-time general partner and senior advisor with Accretive, LLC, a private equity firm, from July 2007 to December 2009 and as the Executive Chairman of the board of directors of Hyperion Solutions Corporation, the global leader in business performance management software, from 2004 until its acquisition by Oracle Corporation in 2007. From 1999 through 2004, Mr. Rodek served as Hyperion’s Chairman and Chief Executive Officer. Prior to joining Hyperion, Mr. Rodek served as President and Chief Operating Officer of Ingram Micro, the world’s largest wholesale provider of technology solutions, products and services, and in various capacities at FedEx Corporation. Mr. Rodek also serves on the Advisory Board of Resource Interactive, a digital marketing company located in Columbus, Ohio.

As the former Chairman and Chief Executive Officer of Hyperion Solutions Corporation, Mr. Rodek brings management experience, leadership capabilities, financial knowledge and business acumen to the Board. As a faculty member at the Fisher College of Business at The Ohio State University, Mr. Rodek is a recognized expert and speaker on business performance and related topics, including corporate governance and leadership. Mr. Rodek is a valued contributor to the Board.

Larry Ferguson has served as a director since October 2008. Mr. Ferguson is currently President of the Ferguson Group, a private equity investment and consulting firm which renders advisory services to information technology companies, and has held such position since founding the group in 1995. From 2006 to 2008, Mr. Ferguson served as Chief Executive Officer of First Consulting Group, a publicly-traded provider of information technology services and products to health and life sciences organizations that was acquired by Computer Sciences Corporation in 2008. Mr. Ferguson previously served as President of Health Systems Group of American Express Information Services, a provider of high-volume information processing and communications services, from 1986 to 1992 and as President of Health Systems Group of First Data Corp., a payment processing company, from 1992 to 1995. From 2002 to 2005, Mr. Ferguson served as Chairman of the board of directors of Daou Systems, Inc., a publicly-traded provider of consulting and management services to healthcare organizations, and from 1997 to 2002, he served as a member of the board of directors of Sunquest Information Systems, a publicly-traded healthcare information systems company. He is currently a member of the board of directors of Atstaff, a privately held healthcare staff scheduling software company, and Chairman of the board of directors of Hooper Holmes, Inc., a publicly-traded provider of risk assessment services for the insurance industry.

With his years of experience serving in key senior executive roles (including as chief executive officer) and as a director of several publicly-traded companies, Mr. Ferguson brings to the Board critical insight into the operational requirements of a public company. In addition, his service on the boards of directors of a variety of other companies and his experience as a consultant give him a deep understanding of the challenges faced by public companies and allow him to bring a variety of viewpoints and perspectives to the deliberations of the Board.

Steven D. Goldby has served as a director since July 2010 and served as Chairman of the board of directors of Symyx from 1998 until the completion of the Merger. Mr. Goldby served as Symyx’s Chief Executive Officer from 1998 to June 2007 and as its Executive Chairman from 2007 to 2008. From 1987 to 1998, prior to joining Symyx, Mr. Goldby served as Chief Executive Officer and Chairman of the board of directors of MDL Information Systems, Inc., the enterprise software company that pioneered scientific information management. Mr. Goldby previously held various management positions at ALZA Corporation, including President of Alza Pharmaceuticals. Currently, Mr. Goldby is a member of the board of directors of Landec Corporation, a publicly-traded manufacturer of specialty polymer products, and is a partner at Venrock Associates, a venture capital firm.

With over two decades of service in the field of scientific informatics software as both a director and chief executive officer, Mr. Goldby has extensive knowledge of both the technical and operational aspects of the industry. As Chief Executive Officer of Symyx for nearly a decade, he gained extensive insight into Symyx’s business and operations. The depth of his experience in the field of scientific informatics software in general, and with Symyx in particular, enables Mr. Goldby to bring a valuable perspective and strong leadership skills to the Board.

Max Carnecchia currently serves as our President and Chief Executive Officer and has also served on the Board since June 2009. Prior to joining the Company, Mr. Carnecchia served as President of Interwoven, Inc., a content management software company, which was acquired by Autonomy Corporation plc in January 2009. Prior to joining Interwoven, Mr. Carnecchia served as Vice President of Global Sales of Xoriant Corporation, a software product development company, from April 2000 to January 2001 and as Vice President of Sales and Services of SmartDB Corporation, a provider of data integration toolkits for systems integrators and IT organizations, from September 1996 to February 2000.

Mr. Carnecchia has demonstrated significant leadership skills as President of Interwoven and Vice President of Xoriant and SmartDB and brings more than two decades of high technology experience to his position on the Board. Mr. Carnecchia’s extensive knowledge of the industry in which we operate, as well as his unique role in the day-to-day operations of the Company as our President and Chief Executive Officer, allows him to bring to the Board a broad understanding of the operational and strategic issues facing the Company.

Christopher J. Steffen has served as a director since 2004. Mr. Steffen also currently serves as Non-Executive Chairman of Viasystems, Inc., a manufacturer of printed circuit boards and provider of electromechanical solutions, and as a director of W.R. Grace, a specialty chemicals and materials business, and Platinum Underwriters Holdings, Ltd., a leading provider of property, casualty and finite risk reinsurance coverages. He has also been a member of various committees advising the Financial Accounting Standards Board. He retired from Citicorp, where he served as a Vice-Chairman and Director, in 1996. Prior to Citicorp, Mr. Steffen’s operating and financial experience included positions with the Eastman Kodak Company as its Senior Vice President and Chief Financial Officer, Honeywell Inc., as its Executive Vice President, Chief Financial Officer and Chief Administrative Officer and Director, and Chrysler Corporation, as its Vice President and Controller.

As an experienced financial and operational leader with companies in a variety of industries, Mr. Steffen combines extensive general business expertise with a deep knowledge of financial matters and financial reporting. These attributes also allow him to perform an essential role on the Board as its “audit committee financial expert” under applicable SEC rules and regulations. In addition, Mr. Steffen’s years at Eastman Kodak, Honeywell and Chrysler have given him an understanding of the financial and other aspects of doing business globally, which is of particular importance given that we receive more than half of our revenue from international operations.

Timothy Harkness has served as a director since July 2010 and served as a director of Symyx from March 2008 until the completion of the Merger. Mr. Harkness has also served as the President and Chief Executive Officer of Cell Biosciences, Inc., a private life sciences tools company focused on nano-proteomics, since June 2008. From August 2007 through December 2007, Mr. Harkness served as Chief Financial Officer and Senior Vice President of Operations of Nektor Therapeutics, a biopharmaceutical company. From July 1998 through April 2007, Mr. Harkness served as Chief Financial Officer and Senior Vice President of

Operations of Molecular Devices Corporation, an international life sciences tools company. He is a member of the board of directors of FortéBio, Inc., a private life sciences tools company, and Cell Biosciences, Inc.

As an experienced executive in the technology field, Mr. Harkness is knowledgeable of the financial and management elements of the Company’s business. Having served in management positions for private and international companies in various sectors of the technology industry, he offers a broad operational perspective and innovative thinking. As a former director of Symyx, Mr. Harkness brings to the Board knowledge of Symyx’s business that makes him a valued contributor to the success of the Company.

Chris van Ingen has served as a director since July 2010 and served as a director of Symyx from March 2008 until the completion of the Merger. He was President of the Bio-Analytical Measurement Group of Agilent Technologies, Inc., a bio-analytical and electronic measurement company, from 2001 to 2007. Prior to 2001, Mr. van Ingen was Vice President of Sales and Marketing of the Chemical Analysis Group of Hewlett Packard and Agilent Technologies. Mr. van Ingen currently serves as Chairman of the board of directors of Bruker Energy and Superconducting Technologies, Inc., a high-performance superconducting materials and devices company, and is a director of Promega Corporation, a leading provider of innovative life sciences solutions.

Mr. van Ingen brings a wealth of sales and marketing experience to the Board, having held various positions with Hewlett Packard and Agilent Technologies. With over two decades of experience in leadership positions, he offers a broad understanding of the technology industry. As a former director of Symyx, Mr. van Ingen brings to the Board knowledge of Symyx’s business that makes him a valuable contributor to the success of the Company.

Bruce Pasternack has served as director since July 2010 and served as a director of Symyx from 2007 until the completion of the Merger. From 2005 to 2007, Mr. Pasternack served as the President and Chief Executive Officer of Special Olympics, Inc., a global non-profit organization for athletes with intellectual disabilities. Prior to joining Special Olympics, Inc., Mr. Pasternack spent more than 28 years at the consulting firm Booz Allen Hamilton, Inc., where he last served as Senior Vice President and Managing Partner of its San Francisco office. Before joining Booz Allen Hamilton, Mr. Pasternack was the Chief Energy Policy Executive at the Federal Energy Administration (predecessor to the Department of Energy), a staff member at the Council on Environmental Quality in the Executive Office of the President in Washington, D.C., and a systems engineer at General Electric Co. He is a member of the board of directors of Quantum Corp., a global storage company specializing in backup, recovery and archive, Codexis, Inc., a provider of optimized biocatalysts, and of several non-profit organizations.

Mr. Pasternack has demonstrated the qualities of a seasoned and dedicated leader through his service as a director for several corporations and non-profit organizations and brings more than 30 years of leadership, business and management experience to the Board. As a former director of Symyx, Mr. Pasternack can offer insight into Symyx’s business that makes him a valued contributor to the success of the Company.

Kenneth L. Coleman currently serves as our Chairman of the Board and previously served as our lead independent director. He has served as a director since 2003. Mr. Coleman is the founder of ITM Software Corporation, an enterprise software company for which he served as Chairman and Chief Executive Officer from 2001 to 2006. Previously, from 1987 until 2000, Mr. Coleman served in various senior executive positions, including Executive Vice President of Sales, Services and Marketing, at Silicon Graphics, Inc., a computer systems company. Prior to joining Silicon Graphics, Inc., Mr. Coleman was Vice President of Product Development at Activision, Inc. Mr. Coleman is a member of the board of directors of MIPS Technologies, Inc., a licensor of microprocessor architecture, of United Online, an Internet service provider, and of City National Bank, a commercial banking institution.

Mr. Coleman is an experienced business leader with the skills necessary to be our Chairman. Mr. Coleman has over 20 years of experience in various senior executive positions, including chief executive officer, at other computer software and systems companies. As a director of the Company for approximately eight years and as our non-executive Chairman since 2006, he has gained a deep understanding of our business. His experience on the boards of directors of other companies in the computer software industry further augments his range of knowledge, providing experience on which he can draw while serving as a member of the Board.

Ricardo B. Levy has served as a director since 2000. From 2007 to 2011, Mr. Levy served as Lead Director of the board of directors of Renegy Holding, Inc., a renewable energy company, the successor company to Catalytica Energy Systems, Inc., an environmental emissions solutions provider, for which he served as Chairman since its inception in 1994 and as an interim President and Chief Executive Officer from June through December 2000. Mr. Levy previously served as a director and Chief Operating Officer of Catalytica, Inc., the parent company of Catalytica Energy Systems, Inc. and Catalytica Pharmaceuticals, Inc. from its founding in 1974 until 1991 and as its President and Chief Executive Officer from 1991 to 2000. Prior to 1974, Mr. Levy was a member of the Chemical Physics Research Team at Exxon Research and Engineering Company. Mr. Levy is a member of the board of directors of

Stem Cells, Inc., a public company focused on the discovery and development of stem cell therapeutics, and of NovoDynamics, Inc., a private company focused on advanced image discovery.

As a former chief executive officer and chief operating officer with over 30 years of business experience, Mr. Levy has a broad understanding of the operational, financial and strategic issues facing public companies. In addition, his service on the boards of directors of both public and private companies, together with approximately eleven years of service on the Board, give him a broad understanding of the Company and its operations.

There are no family relationships among any of our directors. There currently are no legal proceedings, and during the past ten years there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any of our directors.

Information Concerning Executive Officers

The following table and text set forth certain information concerning our current executive officers.

Name	Age	Position
Max Carnecchia	48	President and Chief Executive Officer
Michael A. Piraino	57	Executive Vice President and Chief Financial Officer
Todd Johnson	48	Executive Vice President of Sales, Marketing and Services
David R. Mersten	46	Senior Vice President, General Counsel and Secretary
Frank K. Brown, Ph.D.	52	Senior Vice President and Chief Science Officer
Mathew Hahn, Ph.D.	50	Senior Vice President and Chief Technology Officer
Trevor Heritage, Ph.D.	44	Executive Vice President, Software Products
Anil Thakur	47	Senior Vice President, Software Development
Judith Ohrn Hicks	47	Vice President, Human Resources

Max Carnecchia currently serves as our President and Chief Executive Officer and has also served on the Board since June 2009. Prior to joining Accelrys, Mr. Carnecchia served as President of Interwoven, Inc., which was acquired by Autonomy Corporation plc in January 2009. Prior to joining Interwoven, Inc., Mr. Carnecchia served as Vice President of Global Sales of Xoriant Corporation from April 2000 to January 2001 and as Vice President of Sales and Services of SmartDB Corporation from September 1996 to February 2000.

Michael A. Piraino has served as our Executive Vice President and Chief Financial Officer since July 2010. He previously served as our Senior Vice President and Chief Financial Officer from January 2010 to July 2010. Prior to joining Accelrys, he served as Chief Financial Officer of M2 Technology Partners, LLC, a private investment company focused on domestic and international acquisitions of software and services businesses, from May 2008 to June 2009. From April 2003 to May 2008, he was Executive Vice President and Chief Financial Officer of Epicor Software Corporation, a leading global provider of enterprise business software solutions for midmarket-sized companies.

Todd Johnson has served as our Executive Vice President of Sales, Marketing and Services since April 2010. Mr. Johnson previously served as the Senior Vice President of Marketing and Operations of Accelrys from July 2009 through March 2010 and as Accelrys’s interim President and Chief Executive Officer from January 2009 through June 2009. Prior to joining Accelrys, Mr. Johnson was Chief Executive Officer of Kontiki, Inc., prior to its acquisition by VeriSign, Inc., following which Mr. Johnson was appointed to the roles of Vice President of VeriSign’s broadband content business and Senior Vice President of Global Marketing. Mr. Johnson began his career with Hewlett Packard and spent eleven years at Silicon Graphics, Inc., where he became Senior Vice President of Worldwide Marketing.

David R. Mersten has served as our Senior Vice President, General Counsel and Secretary since 2005. Prior to joining Accelrys, from 2000 to 2005, Mr. Mersten served as Vice President, General Counsel and Assistant Secretary for Applied Micro Circuits Corporation, a company that designs hardware and software solutions for the communications and storage markets. From 1997 to 2000, Mr. Mersten served as corporate counsel for Integrated Device Technology, Inc., a designer of semiconductors.

Frank K. Brown, Ph.D., has served as our Senior Vice President and Chief Science Officer since 2006. Prior to joining Accelrys, from 1997 to 2006, Dr. Brown held positions of increasing responsibility at Johnson & Johnson, one of the world’s largest pharmaceutical companies. Most recently, he held the position of Senior Research Fellow within the Office of the Chief Information Officer.

Mathew Hahn, Ph.D., has served as our Senior Vice President and Chief Technology Officer since July 2010. Prior to that, he served as our Senior Vice President of Research and Development from 2009 to 2010, our Vice President of Research and Development, from 2008 to 2009, our Vice President of Platform Strategy and Technologies from 2006 to 2008, and our Vice President, Chief Science Officer from 2005 to 2006. From 2004 to 2005, Dr. Hahn served as Vice President, General Manager of SciTegic, Inc., a wholly-owned subsidiary of Accelrys that Dr. Hahn co-founded in 1999 and we acquired in 2005. Prior to founding SciTegic, Inc., Dr. Hahn served as Director of Development at Accelrys from 1989 to 1999.

Trevor Heritage, Ph.D., has served as our Executive Vice President of Software Products since July 2010. Prior to the Merger, Dr. Heritage was the President of Symyx’s software division, having joined Symyx in 2007 when Symyx acquired MDL Information Systems, where he served as Senior Vice President of Software Product Management and Strategy. Prior to joining MDL, Dr. Heritage was with Tripos, Inc., a discovery informatics company focused on the life sciences industry, from 1994 to 2005, most recently serving as Senior Vice President and General Manager, Discovery Informatics, where he was responsible for leading product development efforts.

Anil Thakur has served as our Senior Vice President of Software Development since July 2010. Prior to the Merger, Mr. Thakur was Senior Vice President of Product Development of Symyx’s software division, having joined Symyx in 2008. Prior to joining Symyx, he was employed at Oracle Corporation between 1996 and 2008, most recently holding the position of Vice President of Server Technology, where he led the strategy, design, development and launch of the Software Configuration Manager, as well as Vice President of Service Engineering and Director of Oracle Outsourcing.

Judith Ohrn Hicks has served as our Vice President, Human Resources since 1999. Mrs. Ohrn Hicks originally joined Accelrys in 1993 and has held a variety of human-resources-related positions during her tenure with Accelrys. Prior to 1993, she held positions with the specialty retail division of General Mills, Inc., a leading producer of packaged consumer foods, and Software Developers Corporation, a publicly-traded software company that was acquired by Programmer’s Paradise, Inc., a publicly-traded company, in June 1996.

There are no family relationships among any of our executive officers. There currently are no legal proceedings, and during the past ten years there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any of our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) (“Section 16(a)”) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors, executive officers and beneficial owners of more than 10% of any class of our securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Directors, executive officers and 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and certain written representations that no other reports were required during the Transition Period, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% beneficial owners were complied with, with the exception of one Form 4 that was filed late by Mr. Johnson.

Code of Ethics

The Board has adopted a Code of Business Conduct and Ethics that all directors, executive officers and employees must review and observe. The Code of Business Conduct and Ethics includes policies on regulatory compliance, conflicts of interest and confidentiality. The Code of Business Conduct and Ethics can be found in the “About Accelrys” section of our corporate website located at www.accelrys.com, under “Company Leadership—Corporate Governance”,

Consideration of Director Nominees

Since we filed our Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders with the SEC on July 29, 2010, there have been no material changes to the procedures by which our stockholders may recommend nominees to the Board.

Audit Committee of the Board of Directors

The Board has a separately-designated standing Audit Committee. The Audit Committee bears direct responsibility for the appointment and termination, compensation and oversight of the work of our independent registered public accounting firm, who reports directly to the Audit Committee. The Audit Committee also reviews and discusses with our management and independent registered public accounting firm the financial statements and disclosures in our quarterly financial press releases and SEC filings. The Audit Committee members periodically meet separately with our management and independent registered public accounting firm to discuss issues and concerns, and the Audit Committee has established procedures for the confidential receipt, retention and treatment of complaints that we receive regarding accounting, internal accounting controls or audit matters.

The members of the Audit Committee are Christopher J. Steffen, Ricardo B. Levy, Kenneth L. Coleman, Jeffrey Rodek, Larry Ferguson, Timothy Harkness, Chris van Ingen and Bruce Pasternack. Mr. Steffen serves as Chairman of the Audit Committee. The Board has determined that Mr. Steffen qualifies as an “audit committee financial expert” in accordance with applicable SEC rules and regulations and is “independent” within the meaning of the applicable listing standards of The NASDAQ Stock Market LLC (“NASDAQ”), as well as applicable SEC rules and regulations.

The Audit Committee operates pursuant to a charter approved by the Audit Committee and the Board. The Audit Committee charter can be found in the “About Accelrys” section of the Company’s corporate website located at www.accelrys.com, under “Company Leadership—Corporate Governance”.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Explanatory Note and Brief Overview

On August 3, 2010, the Board approved the change of our fiscal year-end to coincide with the end of the calendar year. As a result, we filed with the SEC our Form 10-K for the Transition Period. Accordingly, the information contained in this Compensation Discussion and Analysis relates to our compensation practices during and for the nine-month Transition Period, as opposed to an entire twelve-month period.

Our decision to change our fiscal year-end to coincide with the end of the calendar year partially resulted from the Merger. The Merger was transformational for both Accelrys and Symyx, and their respective stockholders, with each company’s stockholders owning approximately 50% of the combined company at the conclusion of the Merger. In our view, and as reflected in the Company’s increased revenues and market capitalization following the Merger, the combined company has the scope, scale and potential which neither company possessed alone prior to the Merger. From an operating standpoint, the size of the Company’s workforce, its product portfolio and the overall breadth of the Company also significantly increased. These fundamental changes impacted our compensation practices during the Transition Period in various ways, as described in detail below. Overall, however, our compensation practices were designed to provide incentives to our executives to complete the Merger and integration activities while continuing to meet the Company’s short-term financial targets; to align our executives’ compensation with those of our new Compensation Peer Group (as defined below); to foster the retention and motivation of our executives which have accepted new or expanded roles; and to account for the increased scope of responsibilities and span of control of our continuing executives as a result of the Merger.

Company Highlights During the Transition Period

Due in large part to the successful completion of the Merger, the Company achieved a number of positive results on behalf of its stockholders during the Transition Period. For example:

•	Our revenues during the Transition Period were $80.2 million, as compared to $62.2 million for the nine months ended December 31, 2009, representing an increase of 29%;

•	Our cash and cash equivalents as of the end of the Transition Period were $141.1 million, as compared to $93.1 as of March 31, 2010, representing an increase of 52%;

•	Our stock price as of the end of the Transition Period was $8.30, as compared to:

¡	$6.16 as of March 31, 2010, representing an increase of 35%; and

¡	$7.53 as of December 31, 2007, representing an increase of 10%.

As described in greater detail below, in light of these positive results, which our executive officers were instrumental in achieving, and in light of the stated objectives of our compensation practices, we generally structured and administered our compensation program for the Transition Period to account for the expanded responsibilities of our executives as a result of the Merger and the importance of our integration of Symyx, while remaining focused on critical business and operational objectives. As a result, during the Transition Period, we:

•

Increased base salaries and target bonus percentages where appropriate due to the expanded responsibilities of our executives as a result of the Merger, while otherwise maintaining executives’ base salaries and target bonus percentages consistent with prior-period levels;

•

Maintained two short-term cash-based incentive plans designed to provide incentives relating to the achievement of key corporate and individual performance targets, ultimately awarding payments equal to 103% of each executive’s target incentive amount under the first plan and 87.25% of each executive’s target incentive amount under the second plan; and

•

Issued awards pursuant to our long-term equity incentive program so as to account for new and expanded responsibilities following the Merger, while otherwise maintaining award levels consistent with prior-period levels.

Role of the Human Resources Committee

Pursuant to its charter, the Human Resources Committee administers the Company’s executive compensation program and has responsibility for establishing, implementing and monitoring adherence to the Company’s philosophy with respect to executive compensation. The Human Resources Committee seeks to ensure that the total compensation paid to the executive officers and members of the Board is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to the Named Executive Officers (as defined in the “Summary Compensation Table”) are similar to those provided to all other executive officers of the Company.

The Human Resources Committee is comprised entirely of independent directors. The Human Resources Committee’s Chairman is Ricardo B. Levy. The remaining Human Resources Committee members are Jeffrey Rodek, Christopher J. Steffen, Kenneth L. Coleman, Chris van Ingen, Timothy Harkness, Bruce Pasternack and Larry Ferguson. The Board has determined that each of these members is independent under NASDAQ listing standards currently in effect.

The Human Resources Committee oversees the Company’s compensation and other benefit plans and policies, administers the Company’s stock plans (including reviewing and approving equity grants to the Company’s executive officers) and reviews and approves all compensation decisions relating to the Company’s directors and executive officers, including the Named Executive Officers. The Human Resources Committee works with management and the Company’s Compensation Consultant (as defined below) to align the Company’s compensation structure with the Company’s organizational goals and market standards relevant to the Company. The Human Resources Committee’s membership is determined by the Board.

The Human Resources Committee operates pursuant to a charter approved by the Human Resources Committee and the Board. The Human Resources Committee charter can be found in the “About Accelrys” section of the Company’s corporate website at www.accelrys.com, under “Company Leadership—Corporate Governance”.

Compensation Objective and Philosophy

The objective of the Company’s compensation program is to provide total compensation packages that will enable the Company to:

•	attract, motivate and retain outstanding employees, including the Named Executive Officers;

•	align the financial interests of the Company’s employees, including the Named Executive Officers, with the interests of the Company’s stockholders;

•	provide incentives for superior company and individual Named Executive Officer’s performance; and

•	encourage each Named Executive Officer to have a stake in the Company’s long-term performance and success.

To achieve this objective, the Human Resources Committee has designed a compensation philosophy that seeks to combine “fixed” forms of compensation, such as base salaries and certain other perquisites and ancillary benefits, with “at-risk” forms of compensation, such as performance-based cash bonuses and long-term equity incentive awards. In particular, the Human Resources Committee believes that paying “fixed” forms of compensation that are competitive relative to the Company’s Compensation Peer Group (as defined below) helps to ensure that the Company maintains its ability to attract, motivate and retain individuals of superior ability and managerial talent in key positions. Likewise, the Human Resources Committee believes that awarding “at-risk” forms of compensation helps to further align the Company employees’ interests with those of the Company’s stockholders by providing incentives for superior performance relative to established goals, while also encouraging employees to value the Company’s long-term performance. Thus, the Company’s compensation program allows the Company to reward short-term achievement of objectives and to foster long-term participation in the Company’s success.

The Company utilizes four basic categories of compensation, including:

•	Base salaries set at levels designed to attract and retain qualified executives based on their levels of experience relevant to the Company’s business;

•	Performance-based cash bonuses meant to reward achievement of certain key financial and operational goals;

•	Long-term equity incentive awards, which vest over time, intended to encourage sustained loyalty and performance and to foster in each executive a sense of ownership and shared purpose; and

•	Specific additional perquisites and ancillary benefits that the Human Resources Committee has determined to be widely offered within the Compensation Peer Group.

To date, the Human Resources Committee has not established any formal policy or target for the relative balance of “fixed” and “at-risk” compensation. However, in light of the importance of uniting the concepts of personal performance with the Company’s corporate performance and success, a significant percentage of the total compensation for the Company’s executive officers is generally allocated to “at-risk” forms of compensation, such as performance-based cash bonuses, which reward achievement of the Company’s fiscal year objectives, and long-term equity incentive awards, which reward increasing the Company’s value over the long-term. In general, the Human Resources Committee targets all components of compensation to fall between the median and 75th percentile of the Compensation Peer Group and believes that the total compensation program represents an appropriate balance of incentives and compensation approaches and does not encourage the Company’s executives to take excessive risks in their management of the Company’s business.

Process for Setting Executive Compensation

The Human Resources Committee understands that the Company competes with many companies for executive-level talent. Accordingly, the Human Resources Committee strives to implement compensation packages for the Company’s executive officers that are competitive with the total compensation paid to similarly situated executives of the companies comprising what the Company refers to as its “Compensation Peer Group”. The companies within the Compensation Peer Group that the Human Resources Committee considers when implementing compensation packages may vary depending on the nature of the executive role being considered. The Compensation Peer Group for 2010 consisted of companies in the software industry, as defined by Standard & Poor’s. Pay data for this group was analyzed by Frederic W. Cook & Co., Inc., the Company’s independent compensation consultant (the “Compensation Consultant”) using each company’s recent public filings. This group was chosen by reference to revenue, headcount, profit and loss and market capitalization within ranges believed by the Human Resources Committee to be similar to that of the Company. This Compensation Peer Group was used, when available, for all executive officers, including Named Executive Officers. The Compensation Peer Group included 28 companies. When selected, the companies ranged from $92 million to $410 million in annual revenues, 307 to 2,539 employees, a loss of $27 million to a profit of $59 million and $130 million to $971 million in market capitalization. The table below sets forth certain reference data relating to the Compensation Peer Group. In estimating the Company’s anticipated relative position within the Compensation Peer Group assuming the completion of the Merger, the Human Resources Committee made assumptions relating to revenues, profit and loss, headcount and market capitalization based on the combination of the Company and Symyx as standalone entities, which resulted in an estimation that the Company would fall between the 25th and 75th percentile in all such metrics.

Latest Available Four Quarters ($ Millions)				Employees		Market Capitalization as of 6/30/10 ($ Millions)
Revenues		Net Income
Epicor Software	$410	Microstrategy	$59	Epicor Software	2,539	Commvault Systems	$971
Microstrategy	$391	Netscout Systems	$28	Tyler Technologies	2,018	Microstrategy	$885
Websense	$316	Tyler Technologies	$26	Manhattan Associates	1,819	Ultimate Software	$819
Radiant Systems	$299	Manhattan Associates	$23	Microstrategy	1,816	Websense	$817
Tyler Technologies	$291	Deltek	$23	S1	1,560	Netsuite	$800
Commvault Systems	$271	S1	$20	Websense	1,452	ArcSight	$761
Deltek	$268	Commvault Systems	$18	Qad	1,350	Sonicwall	$650
Netscout Systems	$260	ART Tech	$16	Radiant Systems	1,310	Manhattan Associates	$626
Manhattan Associates	$260	Sonicwall	$16	Commvault Systems	1,154	Netscout Systems	$595
Epiq Systems	$234	Epiq Systems	$14	Deltek	1,140	Synchronoss Tech	$594
S1	$232	Synchronoss Tech	$13	Ultimate Software	989	Deltek	$562
Qad	$211	Actuate	$11	Netsuite	968	Tyler Technologies	$544
Sonicwall	$209	Sourcefire	$11	Sonicwall	819	ART Tech	$537
Ultimate Software	$203	eResearch Tech	$10	RightNow Tech	797	Sourcefire	$522
ART Tech	$182	ArcSight	$10	Netscout Systems	788	Epicor Software	$504
Netsuite	$169	Interactive Intelligence	$9	Bottomline Tech	676	RightNow Tech	$502
ArcSight	$165	Smith Micro Software	$6	Interactive Intelligence	654	Radiant Systems	$491
RightNow Tech	$159	OPNET Tech	$6	OPNET Tech	593	Epiq Systems	$474
Bottomline Tech	$151	Medidata Solutions	$5	Medidata Solutions	574	Bottomline Tech	$410
Medidata Solutions	$144	RightNow Tech	$5	Epiq Systems	550	eResearch Tech	$385
Interactive Intelligence	$137	Qad	$3	ART Tech	545	Medidata Solutions	$359
Sychronoss Tech	$134	Epicor Software	$0	Sonic Solutions	518	Smith Micro Software	$326
OPNET Tech	$126	Ultimate Software	($0)	Synchronoss Tech	511	SI	$311
Actuate	$120	Bottomline Tech	($1)	Actuate	497	OPNET Tech	$310
Smith Micro Software	$113	Sonic Solutions	($2)	Smith Micro Software	486	Interactive Intelligence	$287
Sourcefire	$111	Radiant Systems	($8)	ArcSight	400	Sonic Solutions	$256
Sonic Solutions	$110	Websense	($9)	eResearch Tech	353	Actuate	$202
eResearch Tech	$92	Netsuite	($27)	Sourcefire	307	Qad	$130
75th Percentile	$262		$17		1,320		$632
Median	$193		$10		792		$513
25th Percentile	$136		$2		538		$351

In addition to comparing compensation levels relative to the Compensation Peer Group, the Human Resources Committee may, as it deems appropriate in the case of certain executive roles, refer to the practices of other similarly situated companies within the high-technology sector or to the practices of companies similar to the Company in terms of size, location, operations and other attributes. The Human Resources Committee also incorporates salary survey data from the Radford High Technology Survey to determine appropriate compensation levels.

Ultimately, the Human Resources Committee makes all compensation decisions for the Company’s executive officers. Per its charter, however, the Human Resources Committee has the authority to engage the services of outside advisors, experts and others to assist it in fulfilling its duties. In accordance with this authority, during the Transition Period, the Human Resources Committee consulted with the Compensation Consultant to advise it on matters related to the compensation and benefits of the Company’s Chief Executive Officer and other executives. The Compensation Consultant was engaged by, reported to and received compensation approved by the Human Resources Committee (rather than the Company itself). In addition, from time to time, the Human Resources Committee may solicit the input of the Company’s President and Chief Executive Officer, Max Carnecchia, Vice President of Human Resources, Judith Ohrn Hicks, and Senior Vice President and General Counsel, David R. Mersten, with respect to executive compensation matters.

Executive Compensation Components

The following discussion further describes the components and mix of compensation the Company pays to its executive officers, as well as how the Company generally determines the amount of each component. It also explains how each component of compensation fits into the Company’s overall compensation objectives and affects decisions regarding other components of compensation. This discussion and analysis should be read together with the “Summary Compensation Table” and the “Grants of Plan-Based Awards Table” (and the related narrative disclosure for each such table) that appear directly following this Compensation Discussion and Analysis.

As referenced above, during the Transition Period, the principal components of compensation for the Company’s executive officers were:

•	base salary;

•	performance-based cash bonuses;

•	long-term equity incentive awards; and

•	certain other perquisites and ancillary benefits.

Each of these components is described in greater detail below.

Base Salary

The Company provides its executive officers and other employees with base salaries to compensate them for services rendered during the fiscal year. During its review of base salaries for executive officers for the Transition Period, the Human Resources Committee primarily considered:

•	Compensation Peer Group market data provided by the Company’s Compensation Consultant along with data published by independent third-party sources;

•	the results of its own internal review and appraisal of the executive’s compensation, both individually and relative to the Company’s other executive officers; and

•	the individual performance and scope of responsibility of the executive.

Base salary levels are considered annually as part of the Company’s performance review process, as well as upon a promotion or other material change in job responsibility. Changes in base salary levels may be merit-based or circumstance-based as determined to be appropriate by the Human Resources Committee. In reviewing individual executive performance, the Human Resources Committee considered factors including functional role expertise, leadership skills, business and financial acumen, ability to drive results and the executive’s overall performance in his or her position. For the Transition Period, the Human Resources Committee determined that base salaries would generally remain constant at the 2009 levels, subject to additions and adjustments based on the impact of the Merger, as described in greater detail below. In reviewing base salaries, the Human Resources Committee generally strived to maintain base salaries between the median and 75th percentile of equivalent positions within the Compensation Peer Group, in alignment with the Human Resources Committee’s targets for executive base salaries.

In April 2010, the Company appointed Todd Johnson to serve as its Executive Vice President of Sales, Marketing and Services. Mr. Johnson had previously served as the Company’s Senior Vice President of Marketing and Operations, on a part-time basis. In light of Mr. Johnson’s new position, the Human Resources Committee set his base salary at $300,000 per year after taking into account the base salaries of the Company’s other executive officers and similarly situated executives in the Compensation Peer Group, as well as his salary in his prior role. As a result of the Merger, the Company also appointed Trevor Heritage to serve as its Executive Vice President of Software Products and Anil Thakur to serve as the Company’s Senior Vice President of Software Development.

In part given that the position held by Dr. Heritage is substantially equivalent to his position with Symyx prior to the Merger, the Human Resources Committee determined that it was appropriate to continue paying him the same base salary of $300,000 per year that he had received prior to the Merger. Finally, given the increase in their respective responsibilities as a result of the Merger, the Human Resources Committee determined that it was appropriate to increase the base salaries of Mr. Thakur and Mathew Hahn, the Company’s Senior Vice President and Chief Technology Officer, to $280,000 and $280,000 per year, respectively.

Performance-Based Cash Incentive Compensation

The Company’s Management Incentive Plan (the “Management Incentive Plan”) is one of the key components of the “at-risk” compensation the Company offers to its executives. The Management Incentive Plan allows each executive officer to earn up to 100% of his or her target incentive amount based upon actual achievement as compared to certain specified corporate performance targets set by the Human Resources Committee. In addition, each executive officer may earn up to an additional 100% of his or her target incentive amount based upon exceeding these performance targets. In setting the corporate performance targets, the Human Resources Committee’s goal is to set targets which are challenging, reflect the business conditions within the Company’s markets and are consistent with achieving the Company’s short- and long-term goals. By so doing, the Human Resources Committee believes the Company can leverage this compensation element to align the personal performance objectives of its executive officers with its annual performance objectives. The Management Incentive Plan also allows the Human Resources Committee to exercise discretion over various elements of the Management Incentive Plan, including the amounts of the awards ultimately earned under the Management Incentive Plan. Accordingly, the Human Resources Committee reserves the right to modify individual incentive targets, specified corporate performance targets or payment levels—in each case, upwards or downwards—in order to maintain the appropriate levels of retention and reward value as individual, company or market conditions may dictate.

During quarter ended June 30, 2010, the Human Resources Committee met to implement a new Management Incentive Plan. In this meeting, the Human Resources Committee considered the pendency of the Merger, which was anticipated to be completed in the short-term. In order to facilitate prompt integration of the combined company after the Merger, the Human Resources Committee decided to implement a new Management Incentive Plan for the period of April 1, 2010 to June 30, 2010 (the “One Quarter Plan”) rather than for the normal twelve-month period. In so doing, the Human Resources Committee selected the specific group of employees eligible to participate in the One Quarter Plan, established the specific corporate performance targets and set target bonus percentages for each participant. The Company included the One Quarter Plan as an exhibit to its Current Report on Form 8-K filed with the SEC on April 15, 2010. The target bonus percentage (represented as a percentage of base salary) for the Company’s participating executive officers was 15% of what the Human Resources Committee determined to be each participant’s appropriate annual bonus target. Accordingly, the President and Chief Executive Officer was eligible to earn 13.5% of his base salary (based on an annual target percentage of 90% of base salary); the Executive Vice President and Chief Financial Officer was eligible to earn 7.5% of his base salary (based on an annual target percentage of 50% of base salary; the Executive Vice President of Sales, Marketing and Services was eligible to earn 15% of his annual base salary (based on a target percentage of 100% of base salary, with greater emphasis on the orders bookings target); and the Senior Vice President, Chief Technology Officer was eligible to earn 7.5% of his annual base salary (based on a target percentage of 50% of base salary).

The One Quarter Plan took into account both corporate and individual performance components. The corporate performance component consisted of two equally-weighted financial metrics—non-GAAP operating income and orders—which collectively comprised 80% of the total target bonus. The individual performance component, which consisted of individual performance objectives, comprised 20% of the total target bonus. Performance against individual performance objectives was determined at the sole discretion of the Company’s Chief Executive Officer and payment was awarded upon approval by the Human Resources Committee. Following the end of the quarter ended June 30, 2010, the Human Resources Committee assessed the performance of the Company against each corporate performance component and determined that the Company had overachieved against one of its targets and slightly underachieved against the other target. With respect to the individual performance components, the Company’s Chief Executive Officer assessed the performance of each executive officer based on achievement of the individual performance targets and made his determinations as to the 20% discretionary portion of the total target bonus, which was approved by the Human Resources Committee. Accordingly, the Human Resources Committee approved bonus payments to executives in an amount of up to 103% of each executive’s target incentive amount pursuant to the One Quarter Plan.

Following the completion of the Merger, due to the Board’s decision to change the Company’s fiscal year-end to coincide with the end of the calendar year, and in order to facilitate the prompt integration of the combined companies after the Merger, the Human Resources Committee again decided to implement a new Management Incentive Plan for less than a full year, with the new plan covering the two quarters remaining during the 2010 calendar year (the “Two Quarter Plan”). In so doing, the Committee selected the specific group of employees eligible to participate in the Two Quarter Plan, established the specific corporate performance targets and set target bonus percentages for each participant. The Company included the Two Quarter Plan as an exhibit to its Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010. Pursuant to the Two Quarter Plan, executives who had been employed by the Company prior to the Merger were eligible to earn 60% of their overall annual bonus targets, while executives who were employed by Symyx prior to the Merger were eligible to earn 50% of their overall annual bonus targets. Accordingly, the Chief Executive Officer was eligible to earn 54% of his base salary (based on an annual target percentage of 90% of base salary); the Chief Financial Officer and Chief Technology Officer were eligible to earn 30% of their respective base salaries (based on annual target percentages of 50% of their respective base salaries); the Executive Vice President, Sales, Marketing and Services was eligible to earn 60% of his base salary (based on an annual target percentage of 100% of base salary, with an emphasis on performance against the sales quota); the Executive Vice President, Software Products was eligible to earn 32.5% of his base salary (based on an annual target percentage of 65% of base salary); and the Senior Vice president of Software Development was eligible to earn 20% of his base salary (based on an annual target percentage of 40% of base salary). The Human Resources Committee also determined, in discussions with the Company’s Chief Executive Officer, that the Chief Executive Officer and the executives who report directly to the Chief Executive Officer would not be eligible to receive the discretionary portions of their bonuses if the Company did not meet its internal orders targets.

The Two Quarter Plan took into account both corporate and individual performance components. The corporate performance component consisted of two financial metrics—non-GAAP operating income (on which 50% of each bonus would be based) and non-

GAAP revenue (on which 30% of each bonus would be based)—which collectively comprised 80% of the total target bonus. The individual performance component, which consisted of individual performance objectives, comprised 20% of the total target bonus. Performance against individual performance objectives was determined at the sole discretion of the Company’s Chief Executive Officer and payment was awarded upon approval by the Human Resources Committee. Following the end of the quarter ended December 31, 2010, the Human Resources Committee assessed the performance of the Company against the two corporate performance components and determined that the Company had overachieved against both matrices but had not achieved its internal orders targets. Accordingly, the Committee awarded no discretionary bonus payments to the Chief Executive Officer and the executives who report directly to the Chief Executive Officer, resulting in overall bonus payments equaling 87.25% of the amounts which could have been earned at target pursuant to the Two Quarter Plan.

Following the completion of the Merger, the Human Resources Committee also reviewed the target bonus percentages of the Named Executive Officers and other executives. Due to the increased scope of their responsibilities as a result of the Merger, the Human Resources Committee decided to increase the target bonus percentage of the Chief Executive Officer from 80% to 90% of his base salary and to increase the target bonus percentage of the Chief Technology Officer from 40% to 50% of his base salary.

Long-Term Equity Incentive Compensation

The Company’s long-term equity incentive compensation program is another key component of the Company’s “at-risk” compensation package. However, whereas other components such as performance-based cash compensation ultimately tie individual success to predefined corporate performance targets, the value of the Company’s long-term incentive compensation program is even more directly related to the value the Company creates for its stockholders via appreciating stock prices.

Under the long-term equity incentive compensation program, grants of equity-based awards are made to the Named Executive Officers and other eligible employees upon commencement of employment with the Company, promotion to a new role and/or annually thereafter following the Company’s earnings release for the first quarter of each fiscal year and based upon eligibility and performance criteria upon completion of the Company’s annual prior-year performance review process. When making equity award decisions, the Human Resources Committee considers market data relating to the Compensation Peer Group, the grant size, the forms of long-term equity compensation available to it under existing plans, the status of awards granted in previous years, the Company’s performance and the value of a specific position to the Company and individual performance criteria. All long-term equity incentive compensation awards made during the Transition Period were granted pursuant to either the 2004 Amended and Restated Stock Incentive Plan (the “2004 Stock Plan”) or the Symyx 2007 Stock Incentive Plan (the “2007 Stock Plan”). During the Transition Period, the Human Resources Committee referred to relevant market data relating to the Compensation Peer Group and, in consultation with the Compensation Consultant, determined an appropriate percentage of the Company’s market capitalization to be utilized in connection with awarding of annual grants to the Company’s executives and other continuing employees. From this percentage, the Human Resources Committee, by factoring in the anticipated value of awards, derived the proper number of shares of common stock to be reserved for the annual equity incentive award pool. Finally, based on relevant market data and input from the Compensation Consultant, the Human Resources Committee calculated the relative sizes of equity awards to be made to eligible recipients.

As a result of the approach described above, the Human Resources Committee determined that approximately 1.34% of the Company’s market capitalization would be utilized in connection with the annual long-term incentive compensation program for the Transition Period, resulting in approximately 1,800,000 shares of common stock being reserved for the 2010 annual equity incentive award pool. Such award pool fell between the median (1.9%) and the 75th percentile (3.4%) of the market capitalization utilized by the Compensation Peer Group in connection with their respective annual long-term incentive compensation programs. Based upon the Compensation Consultant’s recommendations, the Human Resources Committee decided to award approximately 65% of this available annual equity incentive award pool for the Transition Period to the Company’s executive officers. In deciding individual annual executive officer grants, the Human Resources Committee considers each executive’s existing ownership level and equity stake in the Company. During the Transition Period, the Human Resources Committee reviewed the Compensation Consultant’s analysis of Compensation Peer Group data, together with individual performance reviews provided by the Company’s Chief Executive Officer, and conducted a review of the Chief Executive Officer’s performance. As a result, the Human Resources Committee awarded Messrs. Carnecchia, Hahn and Piraino options to purchase 100,000, 40,000, and 50,000 shares of Company common stock, respectively, and further awarded each of them restricted stock units (each such unit, an “RSU”) representing the right to acquire 40,000, 10,000, and 20,000 shares of Company common stock, respectively.

In connection with, and in recognition of, their appointments as officers of the Company after the completion of the Merger, the Human Resources Committee awarded Messrs. Heritage and Thakur options to purchase 100,000 and 75,000 shares of Company common stock, respectively, and further awarded them RSUs representing the right to acquire 40,000 and 30,000 shares of Company common stock, respectively. Such awards were made in an effort to align their respective long-term equity incentives with that of the Company’s other officers and similarly situated executives in the Compensation Peer Group. In addition, in connection with his appointment as the Company’s Executive Vice President of Sales, Marketing and Services, the Human Resources Committee awarded Mr. Todd Johnson an option to purchase 150,000 shares of Company common stock and RSUs representing the right to acquire 100,000 shares of Company common stock. Such awards were made in order to align his equity with that of the Company’s other officers and with similarly situated executives in the Compensation Peer Group and in recognition of his prior service to the Company.

Perquisites and Other Ancillary Benefits

The Company provides the Named Executive Officers and other employees with perquisites and other ancillary benefits that the Human Resources Committee believes are consistent with its objectives and philosophy set forth above. A description of these perquisites and other ancillary benefits, which the Human Resources Committee periodically reviews and adjusts as deemed necessary, is set forth below.

Employee Stock Purchase Plan. In order to encourage ownership of Company common stock and to align the Company employees’ interests with those of the Company’s stockholders, all employees are eligible to participate in the Company’s 2005 Employee Stock Purchase Plan (the “Purchase Plan”). However, no Company employee may be granted an opportunity to purchase stock under the Purchase Plan if immediately after the grant, he or she would own stock representing 5% or more of the total combined voting power or value of all classes of the Company’s capital stock. The Purchase Plan permits participants to purchase shares of Company common stock through payroll deductions of up to 10% of their total annual compensation resulting in the purchase of up to 1,000 shares of Company common stock in any given six-month period. Amounts deducted and accumulated by the participant are used to purchase shares of Company common stock at the end of each purchase period. The price of stock purchased under the Purchase Plan is generally 85% of the lower of the fair market value of Company common stock either at the beginning of the offering period or at the end of the purchase period. Participants may end their participation at any time during an offering period and, if they elect to do so, they are paid their accumulated payroll deductions to date, without interest. Participation in the Purchase Plan ends automatically upon termination of employment with the Company, at which time the Company refunds to the employee accumulated payroll deductions, without interest, through the date of such termination.

Retirement Benefits. All of the Company’s employees in the United States are eligible to participate in the Company’s 401(k) Savings Plan (the “Savings Plan”). The Savings Plan is a tax-qualified retirement savings plan pursuant to which all U.S. based employees, including the Named Executive Officers, are permitted to contribute up to the limit prescribed by the IRS to the Savings Plan on a before-tax basis. the Company matches 50% of the first 8% of pay that is contributed to the Savings Plan by each participant each year. The Company’s matching contributions vest over a three-year period and an employee forfeits any unvested dollar amounts in the event of his or her termination of employment prior to the completion of the applicable vesting period. Once an employee completes three years of service with the Company, all matching contributions, including those made by the Company following such three-year period, are fully vested.

Life and Long Term Disability Insurance. All of the Named Executive Officers and other executive officers in the United States are enrolled in the Company’s group life and disability insurance plans. All executive participants are entitled to a benefit under the group life insurance plan equal to two times their respective annual base salary and target bonus in effect on the date of death, up to a maximum benefit of $1 million. The long-term disability plan provides a monthly benefit to executive officers in the event of disability of 60% of the participant’s annual base salary to a maximum monthly amount of $15,000.

Reimbursement of Relocation Expenses. During the Transition Period, pursuant to the terms of their respective employment agreements, the Company reimbursed Mr. Carnecchia and Mr. Piraino for expenses associated with their relocations to San Diego County, California, in the amount of $40,181 and $14,232, respectively.

Tax and Accounting Implications

As part of its role in developing and overseeing the Company’s compensation programs, the Human Resources Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code (the “Code”), which generally provides that the Company may not deduct compensation of more than $1 million that is paid to certain individuals. To qualify for deductibility under Section 162(m), compensation in excess of $1 million per year paid to the Named Executive Officers at the end of such fiscal year generally must be “performance-based” compensation as determined under Section 162(m). The Human Resources Committee generally intends to comply with the requirements for full deductibility of executive compensation under Section 162(m). However, the Human Resources Committee will balance the costs and burdens involved in such compliance against the value to the Company and its stockholders of the tax benefits that the Company would obtain as a result, and may in certain instances pay compensation that is not fully deductible if, in its determination, such costs and burdens outweigh such benefits.

In granting awards pursuant to the long-term equity incentive compensation program, the Human Resources Committee considers the effect of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“ASC Topic 718”), which requires companies to estimate and record as an expense the fair value of stock-based awards on the date of grant using an option-pricing model. When determining the appropriate form of incentive award (e.g., stock options, restricted stock, RSUs or stock appreciation rights), the Human Resources Committee’s goal is to weigh the cost of these grants with their potential benefits as a compensation tool. In part due to the adoption of ASC Topic 718 and the resulting compensation expense associated with the granting of stock-based awards (as discussed above), the Human Resources Committee awarded RSUs and stock options to the Accelrys Named Executive Officers during the Transition Period.

Executive Employment Agreements

The Company has employment agreements with certain of its executive officers, including certain Named Executive Officers, which provide those executives with certain severance benefits. These arrangements are intended to attract and retain qualified executives and include restrictive covenants in favor of the Company in exchange for the severance benefits that the Company believes provide it with significant value in prohibiting its executives from competing against it, using the Company’s confidential information and hiring its best talent if they wish to leave the Company’s employment. The agreements also provide for severance payments to be made after a change of control of the Company.

The provisions of these agreements related to severance and change of control were based on relevant market data from, and extensive consultation with, the Company’s Compensation Consultant. The Company believes that not providing these agreements may put it at a competitive disadvantage in its ability to attract and retain qualified executives and to limit the ability of its competitors to hire away its best talent and its former employees to compete against it.

During the Transition Period, the Company entered into an employment agreement with Mr. Johnson as a result of his new role as our Executive Vice President of Sales, Marketing and Services.

For a detailed description of our employment agreements with our executive officers, see the section entitled “Accelrys Executive Compensation—Potential Payments Upon Termination of Employment or Change of Control.”

Risk Assessment

Because performance-based incentives play a large role in the Company’s executive compensation program, it is important to ensure that these incentives do not result in the Company’s executive officers taking actions that may conflict with the long-term interests of the Company. The Human Resources Committee has reviewed and discussed the structure of the Company’s executive compensation programs to assess whether any aspect of the programs could potentially be expected to provide an incentive to its executive officers to take any unnecessary or inappropriate risks that could threaten the Company’s operating results, financial condition or impact long-term stockholder value. The Human Resources Committee considered the findings of the assessment, which was conducted internally, and concluded that the Company’s compensation programs are designed and administered with the appropriate balance of risk and reward in relation to its overall business strategy and do not encourage executives to take unnecessary or excessive risks that are reasonably likely to have a material adverse effect on the Company.

Report of the Human Resources Committee of the Board of Directors of Accelrys

The Human Resources Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Human Resources Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Report.

Submitted by the Human Resources Committee:

Ricardo B. Levy, Chairman

Kenneth L. Coleman

Christopher J. Steffen

Jeffrey Rodek

Larry Ferguson

Chris van Ingen

Timothy Harkness

Bruce Pasternack

The foregoing Human Resources Committee report is not “soliciting material,” is not deemed “filed” with the SEC, and shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K/A into any filing of ours under the Securities Act or under the Exchange Act, except to the extent we specifically incorporate this report by reference.

Human Resources Committee Interlocks and Insider Participation

As noted above, the Human Resources Committee consists of Messrs. Coleman, Levy, Steffen, Rodek, Ferguson, Harkness, van Ingen and Pasternack. None of these directors has at any time been an officer of the Company or any of its subsidiaries. During the Transition Period, no interlocking relationship existed between the Board or the Human Resources Committee and the board of directors, human resources committee or compensation committee, as appropriate, of any other entity.

Summary Compensation Table

The following summary compensation table sets forth certain information concerning cash and non-cash compensation earned by our Chief Executive Officer, Chief Financial Officer, and the four other most highly compensated executive officers (collectively, the “Named Executive Officers”) during the Transition Period.

Name and Principal Position	Year Ended		Salary	Bonus	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Compensation (3)	All Other Compensation		Total
Current Executive Officers

Max Carnecchia	December 31, 2010	(1)	$300,000	$—	$275,600	$310,550	$215,870	$49,477	(4)	$1,151,497
President and Chief	March 31, 2010		318,205	—	—	2,283,200	314,179	52,363	(5)	2,967,947
Executive Officer	March 31, 2009		—	—	—	—	—	—		—
	March 31, 2008		—	—	—	—	—	—		—

Michael A. Piraino	December 31, 2010	(1)	225,000	5,000	137,800	155,275	91,323	17,135	(6)	631,533
Executive Vice President	March 31, 2010		72,885	—	346,200	347,650	43,315	710	(7)	810,760
and Chief Financial Officer	March 31, 2009		—	—	—	—	—	—		—
	March 31, 2008		—	—	—	—	—	—		—

Todd Johnson	December 31, 2010	(1)	270,094	5,000	713,400	496,868	182,646	8,402	(8)	1,676,410
Executive Vice	March 31, 2010		201,125	—	—	—	170,219	6,322	(9)	377,666
President of Sales,	March 31, 2009		102,038	—	—	—	100,000	3,938	(10)	205,976
Marketing and Services	March 31, 2008		—	—	—	—	—	—		—

Trevor Heritage	December 31, 2010	(1)	150,000	—	275,600	310,550	85,508	1,534	(11)	823,192
Executive Vice	March 31, 2010		—	—	—	—	—	—		—
President of Software	March 31, 2009		—	—	—	—	—	—		—
Products	March 31, 2008		—	—	—	—	—	—		—

Anil Thakur	December 31, 2010	(1)	139,167	—	206,700	232,913	49,112	1,813	(12)	629,705
Senior Vice	March 31, 2010		—	—	—	—	—	—		—
President of Software	March 31, 2009		—	—	—	—	—	—		—
Development	March 31, 2008		—	—	—	—	—	—		—

Mathew A. Hahn, Ph.D.	December 31, 2010	(1)	205,000	5,000	68,900	124,220	82,260	8,576	(13)	493,956
Senior Vice President and	March 31, 2010		242,667	—	122,200	306,120	120,363	9,854	(14)	801,204
Chief Technology Officer	March 31, 2009		208,000	—	170,500	249,240	68,390	10,403	(15)	706,533
	March 31, 2008		120,000	—	9,540	—	—	342	(16)	129,882

(1)	Refers only to the Transition Period.
(2)	The amounts shown under the “Stock Awards” and “Option Awards” columns are equal to the aggregate grant date fair value of each RSU and stock option award computed in accordance with ASC Topic 718, excluding the effect of any estimated forfeitures. A discussion of the assumptions used in calculating the grant date fair value is set forth in Note 4 to our consolidated financial statements included in the Form 10-K for the Transition Period.
(3)	The amounts shown under the “Non-Equity Incentive Compensation” column represent annual management incentive bonuses earned in the Transition Period and in each of the previous fiscal years.
(4)	Represents relocation related benefits of $29,196 paid pursuant to Mr. Carnecchia’s employment agreement, a tax gross up of $10,985, a matching contribution of $7,833 under our employee savings and retirement plan (the “401(K) Plan”) and group term life insurance premiums of $1,463 paid on behalf of Mr. Carnecchia.
(5)	Represents relocation related benefits of $33,900 paid pursuant to Mr. Carnecchia’s employment agreement, a tax gross up of $16,734, a matching contribution of $417 under the 401(K) Plan and group term life insurance premiums of $1,312 paid on behalf of Mr. Carnecchia.
(6)	Represents relocation related benefits of $10,505 paid pursuant to Mr. Piraino’s employment agreement, a tax gross up of $3,727 and group term life insurance premiums of $2,903 paid on behalf of. Mr. Piraino.
(7)	Represents group term life insurance premiums of $710 paid on behalf of Mr. Piraino.
(8)	Represents a matching contribution of $7,140 under the 401(K) Plan and group term life insurance premiums of $1,262 paid on behalf of Mr. Johnson.
(9)	Represents a matching contribution of $5,778 under the 401(K) Plan and group term life insurance premiums of $544 paid on behalf of Mr. Johnson.
(10)	Represents a matching contribution of $3,582 under the 401(K) Plan and group term life insurance premiums of $356 paid on behalf of Mr. Johnson.
(11)	Represents a matching contribution of $925 under the 401(K) Plan, group term life insurance premiums of $420 and long term disability premiums of $189 paid on behalf of Mr. Heritage.
(12)	Represents a matching contribution of $994 under the 401(K) Plan, group term life insurance premiums of $630 and long term disability premiums of $189 paid on behalf of Mr. Thakur.
(13)	Represents a matching contribution of $7,200 under the 401(K) Plan and group term life insurance premiums of $1,376 paid on behalf of Dr. Hahn.
(14)	Represents a matching contribution of $8,770 under the 401(K) Plan and group term life insurance premiums of $1,084 paid on behalf of Dr. Hahn.
(15)	Represents a matching contribution of $9,520 under the 401(K) Plan and group term life insurance premiums of $883 paid on behalf of Dr. Hahn.
(16)	Represents group term life insurance premiums of $342 paid on behalf of Dr. Hahn.

Grants of Plan-Based Awards

The following table sets forth information regarding plan-based awards granted by us during the Transition Period to each of the Named Executive Officers.

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)		All Other Stock Awards: Number Of Shares Of Stock or Units (2)	All Other Option Awards: Number Of Securities Underlying Options (3)	Exercise or Base Price of Option Awards (4)	Grant Date Fair Value of Stock And Option Awards (5)
Name		Target	Maximum
Current Executive Officers

Max Carnecchia	—	$360,000	$720,000	—	—	—	—
	8/3/2010	—	—	—	100,000	6.89	$310,550
	8/3/2010	—	—	40,000	—	—	275,600

Michael A. Piraino	—	150,000	300,000	—	—	—
	8/3/2010	—	—	—	50,000	6.89	155,275
	8/3/2010	—	—	20,000	—	—	137,800

Todd Johnson	—	300,000	600,000	—	—	—	—
	4/9/2010	—	—	—	125,000	7.11	413,475
	4/9/2010	—	—	60,000	—	—	426,600
	4/19/2010	—	—	—	25,000	7.17	83,393
	4/19/2010	—	—	40,000	—	—	286,800

Trevor Heritage	—	195,000	390,000
	8/3/2010	—	—	—	100,000	6.89	310,550
	8/3/2010	—	—	40,000	—	—	275,600

Anil Thakur	—	112,000	224,000
	8/3/2010	—	—	—	75,000	6.89	232,913
	8/3/2010	—	—	30,000	—	—	206,700

Mathew A. Hahn, Ph.D.	—	140,000	280,000	—	—	—	—
	8/3/2010	—	—	—	40,000	6.89	124,220
	8/3/2010	—	—	10,000	—	—	68,900

(1)	Mr. Carnecchia, Mr. Piraino, Mr. Johnson and Dr. Hahn were participants in the One Quarter Plan and were eligible to receive cash bonuses based on the achievement of certain corporate performance goals, as described in the “Compensation Discussion and Analysis” section of this Form 10-K/A. The target payments under the One Quarter Plan were based on achieving the targeted level of performance and ranged from 7.5% to 15% of the annual base salary for each participating officer. Mr. Carnecchia, Mr. Piraino, Mr. Johnson, Dr. Hahn, Dr. Heritage and Mr. Thakur were participants in the Two Quarter Plan and were eligible to receive cash bonuses based on the achievement of certain corporate performance goals, as described in the “Compensation Discussion and Analysis” section of this Form 10-K/A. The target payments under the Two Quarter Plan were based on achieving the targeted level of performance and ranged from 20% to 60% of the annual base salary for each participating officer.
(2)	The RSUs vest in equal annual installments over the three-year period commencing on the date of grant.
(3)	One-quarter of the stock options granted vest upon the first anniversary of the date of grant and 1/48th of the shares vest monthly thereafter so that the stock option will be fully vested on the fourth anniversary of the date of grant.
(4)	In accordance with the terms of our stock plans, the exercise price of stock options awarded is the closing price of our common stock on the NASDAQ Global Market on the date of grant.
(5)	The amounts disclosed in the “Grant Date Fair Value of Stock and Option Awards” column are equal to the aggregate grant date fair value of each RSU and stock option award computed in accordance with ASC Topic 718. A discussion of the assumptions used in calculating the grant date fair value is set forth in Note 4 to the consolidated financial statements included in our Form 10-K.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by the Named Executive Officers as of December 31, 2010. Each equity grant is shown separately for each Named Executive Officer.

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Stock Units That Have Not Vested		Market Value of Stock Units that Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Current Executive Officers
Max Carnecchia	300,000	500,000	(3)	5.38	6/15/2019	—		—	—	—
	—	100,000	(4)	6.89	8/3/2020	—		—	—	—
	—	—		—	—	40,000	(5)	332,000	—	—
Michael A. Piraino	—	125,000	(6)	5.77	1/5/2020	—		—	—	—
	—	50,000	(4)	6.89	8/3/2020	—		—	—	—
	—	—		—	—	60,000	(7)	498,000	—	—
	—	—		—	—	20,000	(5)	166,000	—	—
Todd Johnson	—	125,000	(8)	7.11	4/9/2020	—		—	—	—
	—	25,000	(9)	7.17	4/19/2020	—		—	—	—
	—	—		—	—	60,000	(10)	498,000	—	—
	—	—		—	—	40,000	(11)	332,000	—	—
Trevor Heritage	—	11,859	(12)	5.50	12/31/2011	—		—	—	—
	46,812	31,208	(13)	12.59	8/4/2013	—		—	—	—
	52,012	26,008	(14)	4.73	12/8/2015	—		—	—	—
	—	100,000	(4)	6.89	8/3/2017	—		—	—	—
	—	—		—	—	40,000	(5)	332,000	—	—
Anil Thakur	—	75,000	(4)	6.89	8/3/2017	—		—	—	—
	—	—		—	—	30,000	(5)	249,000	—	—
Mathew A. Hahn, Ph.D.	50,000	—		5.65	9/27/2014	—		—	—	—
	25,000	—		7.09	6/20/2016	—		—	—	—
	48,437	26,563	(15)	6.82	5/19/2018	—		—	—	—
	35,416	64,584	(16)	6.11	7/30/2019	—		—	—	—
	—	40,000	(4)	6.89	8/3/2020	—		—	—	—
	—	—		—	—	8,333	(17)	69,164	—	—
	—	—		—	—	13,333	(18)	110,664	—	—
	—	—		—	—	10,000	(5)	83,000	—	—

(1)	With the exception of Mr. Heritage, one-quarter of the stock options vest upon the first anniversary of the date of grant and 1/48th of the shares vest monthly thereafter as set forth below. With respect to Mr. Heritage, the 46,812 options vested on an annual basis and the 52,012 vested on a quarterly basis.
(2)	The market value of the RSUs which have not vested is based on the closing stock price of our common stock on the NASDAQ Global Market on December 31, 2010 ($8.30 per share).
(3)	The unexercisable shares relating to the option award as of December 31, 2010 vest at a rate of 16,666 options per month and will be fully vested on June 15, 2013.
(4)	One-quarter of the stock options vest on August 3, 2011 and 1/48th of the options vest monthly thereafter and will be fully vested on August 3, 2014.
(5)	The unvested RSUs as of December 31, 2010 vest in equal annual installments on August 3, 2011, August 3, 2012 and August 3, 2013.

(6)	One-quarter of the stock options vested on January 5, 2011 and 1/48th of the options vest monthly thereafter and will be fully vested on January 5, 2014.
(7)	33-1/3% of the shares subject to the unvested RSUs as of December 31, 2010 vested on January 5, 2011 and the remaining unvested RSUs as of December 31, 2010 vest in equal annual installments on January 5, 2012 and January 5, 2013.
(8)	One-quarter of the stock options vested on April 9, 2011 and 1/48th of the options vest monthly thereafter and will be fully vested on April 9, 2014.
(9)	One-quarter of the stock options vested on April 19, 2011 and 1/48th of the options vest monthly thereafter and will be fully vested on April 19, 2014.
(10)	33-1/3% of the shares subject to the unvested RSUs as of December 31, 2010 vested on April 9, 2011 and the remaining unvested RSUs as of December 31, 2010 vest in equal annual installments on April 9, 2012 and April 9, 2013.
(11)	33-1/3% of the shares subject to the unvested RSUs as of December 31, 2010 vested on April 19, 2011 and the remaining unvested RSUs as of December 31, 2010 vest in equal annual installments on April 19, 2012 and April 19, 2013.
(12)	The unvested stock options as of December 31, 2010 became fully vested on March 2, 2011.
(13)	The unvested stock options will be fully vested on June 1, 2011.
(14)	The unvested stock options vest quarterly and will be fully vested on December 8, 2011.
(15)	The unexercisable shares relating to the option award as of December 31, 2010 vest at a rate of 1,563 options per month and will be fully vested on May 19, 2012.
(16)	One-quarter of the stock options vested on July 30, 2010 and 1/48th of the options vest monthly thereafter and will be fully vested on July 30, 2013.
(17)	The unvested RSUs as of December 31, 2010, will vest on May 19, 2011.
(18)	The unvested RSUs as of December 31, 2010 vest in equal annual installments on July 30, 2011 and July 30, 2012.

Option Exercises and Stock Vested

The following table sets forth information for the Named Executive Officers for the Transition Period regarding exercises of stock options and vesting of restricted stock awards.

	00,000(5)		00,000(5)	00,000(5)		00,000(5)
Name	Option Awards			Stock Awards
	Number of Shares Acquired on Exercise		Value Realized on Exercise	Number of Shares Acquired on Vesting		Value Realized on Vesting
Current Executive Officers
Max Carnecchia	—		—	—		$—
Michael A. Piraino	—		—	—		—
Todd Johnson	—		—	—		—
Trevor Heritage	11,859	(1)	31,341	—		—
Anil Thakur	—		—	—		—
Mathew A. Hahn, Ph.D.	50,000	(2)	142,500	—		—
	—		—	8,333	(3)	60,498	(4)
	—		—	6,667	(5)	47,002	(6)

(1)	The value realized upon same-day exercise and sale was based on the sale price of $8.1428 per share reflected in Mr. Heritage’s Form 4 filed with the SEC on November 11, 2010.
(2)	The value realized upon same-day exercise and sale was based on the sale price of $8.20 per share reflected in Dr. Hahn’s Form 4 filed with the SEC on November 11, 2010.
(3)	Included in the vested shares are 3,152 shares tendered to us for payment of payroll tax obligations.
(4)	The value realized on vesting was calculated based on the closing stock price of our common stock on the NASDAQ Global Market on May 19, 2010, the date of vesting of the restricted stock awards ($7.26 per share).
(5)	Included in the vested shares are 2,446 shares tendered to us for payment of payroll tax obligations.
(6)	The value realized on vesting was calculated based on the closing stock price of our common stock on the NASDAQ Global Market on July

30, 2010, the date of vesting of the restricted stock awards ($7.05 per share).

Non-Employee Director Compensation

Historically, we have paid our Chairman an annual retainer of $100,000 while each non-employee director has received an annual retainer of $30,000. In addition, the Audit Committee chairman has historically received an annual retainer of $20,000 while the chairmen of the Human Resources Committee and the Governance and Nominating Committee have received annual retainers of $10,000. Finally, our non-employee directors have historically received $1,500 for each board and committee meeting they attend, as well as reimbursement for all reasonable travel-related expenses for attendance at meetings of the Board and its committees.

In addition to cash compensation, Mr. Harkness, Mr. van Ingen, Mr. Pasternack and Mr. Goldby were each granted 18,000 RSUs on August 3, 2010. Mr. Coleman, Mr. Levy, Mr. Steffen, Mr. Rodek and Mr. Ferguson were each granted 9,000 RSUs on December 3, 2010. The RSUs granted to our non-employee directors vest quarterly over three years and receipt of the common stock underlying the RSUs is deferred until the earlier of the three-year anniversary of the grant of the RSUs or such time as the director ceases providing services to the Company.

The following table provides information concerning the compensation of our non-employee directors for the Transition Period. Directors who are employees of the Company receive no compensation for their services as directors.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Kenneth L. Coleman	$105,000	$76,770	$181,770
Ricardo B. Levy	60,000	76,770	136,770
Christopher J. Steffen	66,000	76,770	142,770
Jeffrey Rodek	60,000	76,770	136,770
Larry Ferguson	52,500	76,770	129,270
Timothy Harkness	30,000	124,020	154,020
Chris van Ingen	30,000	124,020	154,020
Bruce Pasternack	24,000	124,020	148,020
Steven Goldby	21,000	124,020	145,020

(1)	The amounts shown under the “Stock Awards” column is equal to the aggregate grant date fair value of RSUs granted to each director during the Transition Period computed in accordance with ASC Topic 718, excluding the effect of any estimated forfeitures. As of December 31, 2011, the aggregate number of RSUs outstanding for each director was as follows: Mr. Coleman, 21,834; Mr. Levy, 17,250; Mr. Steffen, 17,250; Mr. Rodek, 17,250; Mr. Ferguson, 20,250; Mr. Harkness, 16,500; Mr. van Ingen, 16,500; Mr. Pasternack, 16,500; and Mr. Goldby, 16,500. A discussion of the assumptions used in calculating the grant date fair value is set forth in Note 4 to our consolidated financial statements included in our Form 10-K.

Our non-employee directors did not receive any option grants during the Transition Period. As of December 31, 2010, the aggregate number of stock options outstanding for each director was as follows: Mr. Coleman, 49,515; Mr. Levy, 54,271; Mr. Steffen, 40,000; Mr. Rodek, 0; and Mr. Ferguson, 0; Mr. Harkness, 0; Mr. van Ingen, 0; Mr. Pasternack, 0; and Mr. Goldby, 312,076.

The Human Resources Committee is currently evaluating our non-employee director compensation policies and practices, including the amounts of the annual retainers and per meeting fees and grants of equity awards, for fiscal year 2011.

Potential Payments Upon Termination of Employment or Change of Control

The payments and benefits the Named Executive Officers are entitled to receive in the event of termination of employment or change of control are set forth in their respective employment agreements or other arrangements, as applicable, the relevant terms of which are more fully described below.

Employment Agreements with Certain Current Executives

Pursuant to the terms of the employment agreements with Max Carnecchia, Michael A. Piraino and Todd Johnson, we may terminate each such employment agreement upon advance notice as specified in each agreement. Such notice may be given to the applicable executive commencing 12 months after execution of such executive’s employment agreement. However, even during the term of each employment agreement, each executive’s employment with us will be at-will, meaning that either the Company or such executive may terminate the employment relationship at any time. If an executive’s employment with us is terminated by us during the term without Cause (as defined below) or by the executive for Good Reason (as defined below), such executive will be entitled to receive, subject to such executive’s continued compliance with certain non-competition, non-solicitation and non-disparagement provisions contained in such executive’s employment agreement, severance payments and benefits generally consisting of (i) an amount equal to such executive’s then-current base salary, payable in equal monthly installments over twelve months following the date of termination; (ii) a pro-rated amount equal to the incentive bonus that such executive would otherwise have been entitled to receive under the Management Incentive Plan for the then-current fiscal year, payable as a lump sum; (iii) an amount equal to such executive’s then-current target bonus amount under the Management Incentive Plan, payable in equal monthly installments over a period of 12 months following the date of termination; and (iv) in some cases, reimbursements for COBRA payments made under our medical and dental insurance plans for a period of up to 12 months following the date of termination. However, the employment agreements for Mr. Piraino and Mr. Johnson do not provide for the payments referenced in clause (ii) of the preceding sentence and the agreement for Mr. Johnson does not provide for the payment referenced in clause (iii) of the preceding sentence.

In addition, if any of the above executives’ employment with us is terminated by us without Cause or by the executive for Good Reason within the period commencing two months prior to, and extending to eighteen months following, the occurrence of a Change of Control (as defined below) which takes place during the term of the applicable employment agreement, each such executive will be entitled to receive, subject to such executive’s continued compliance with certain non-competition, non-solicitation and non-disparagement provisions contained in such executive’s employment agreement, severance payments and benefits generally consisting of (i) an amount equal to twice the amount of such executive’s then-current base salary, payable in equal monthly installments over a period of one year following the date of termination; (ii) a pro-rated amount equal to the incentive bonus that such executive would otherwise have been entitled to receive under the Management Incentive Plan for the then-current fiscal year, payable as a lump sum; (iii) an amount equal to twice the amount of such executive’s then-current target bonus amount under the Management Incentive Plan, payable in equal monthly installments over a period of one year following the date of termination; and (iv) in some cases, reimbursements for COBRA payments made under our medical and dental insurance plans for a period of up to one year following the date of termination. However, the employment agreements for Mr. Piraino and Mr. Johnson (a) with respect to clause (ii) of the preceding sentence, do not provide for the pro-rated incentive bonuses; and (b) with respect to clause (iii) of the preceding sentence, provide for a payment in an amount equal to the amount of such executive’s then-current target bonus amount under the Management Incentive Plan, payable in equal monthly installments over a period of one year following the date of termination.

Mr. Carnecchia’s employment agreement also provides that upon any such termination, all equity awards held by him will accelerate and all accelerated stock options will be exercisable during the earlier of one year following the date of termination or the original expiration date of the stock option.

The timing of severance payments and benefits under any such executive’s employment agreement may be deferred to avoid incurring additional taxes and penalties pursuant to Section 409A of the Code (“Section 409A”). Mr. Carnecchia’s employment agreement also provides that such severance payments are generally subject to certain gross-up provisions in the event that they are characterized as “excess parachute payments” within the meaning of Section 280G of the Code (“Section 280G”). The Company has not entered into employment agreements containing such provisions with any other executives subsequent to the execution of Mr. Carnecchia’s employment agreement in June 2009.

In September 2004, we entered into an employment agreement with Dr. Hahn, which was amended in August 2005 and September 2006. As amended, the agreement entitles Dr. Hahn to receive severance payments in the amount of $125,000 in the event his employment is terminated by us without Cause or by him for Good Reason.

The foregoing benefits under the above referenced employment agreements (collectively, the “Employment Agreements”) are conditioned upon the executive’s execution of a separation and release agreement and release of all claims. For purposes of the above referenced Employment Agreements, and as used in the table below, the terms “Cause”, “Good Reason” and “Change of Control” have the following meanings:

Cause. As defined more completely in the Employment Agreements, “Cause” generally means the executive’s (i) failure to faithfully and professionally carry out his duties or to comply with the material terms of his employment agreement; (ii) dishonesty or other willful misconduct, if such conduct is intended to or likely to materially injure our business; and (iii) conviction of certain crimes, whether or not relating to the executive’s employment.

Good Reason. As defined more completely in the Employment Agreements, “Good Reason” generally means (i) the Company’s (a) breach of any of the material terms of the employment agreement or (b) relocation of its office at which the executive is principally employed to a location which is more than 50 miles from both the executive’s residence and our offices and requiring the executive to commute to such location without the executive’s consent; (ii) a material diminution in the executive’s title, duties or responsibilities or conditions of his/her employment; or (iii) except in the case of Dr. Hahn’s employment agreement, a reduction of more than 10% in the executive’s annual base salary then in effect without the executive’s consent (other than such a reduction applicable generally to other senior executives). Dr. Hahn’s employment agreement also provides that “Good Reason” means our failure to have a successor company assume its obligations under the employment agreement.

Under the terms of Mr. Johnson’s employment agreement, “Good Reason” generally means (i) there is a material breach of our material obligations under the agreement or (ii) the executive’s base salary is reduced by more than 10%.

As it relates to a Change of Control in each Employment Agreement, other than Dr. Hahn’s employment agreement, “Good Reason” also means a reduction in the executive’s target bonus. For the avoidance of doubt, other than in the event of termination without Cause or resignation for Good Reason under a Change of Control, an executive’s bonus target percentage may be modified by the Board or a duly appointed committee thereof at any time at the Board’s or such committee’s sole discretion.

Change of Control. As defined more completely in the Employment Agreements, “Change of Control” generally means the occurrence of any of the following events: (i) any person or group (within the meaning of Section 13(d) or 14(d), as applicable, of the Exchange Act), subject to certain exceptions specified in the Employment Agreements (a “Person”), becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act) of securities representing 50% or more of the voting power of our then outstanding securities (“Company Voting Securities”); (ii) the consummation of a share exchange or a merger or consolidation of the Company, where the Persons who were the beneficial owners of Company Voting Securities outstanding immediately prior to such transaction do not beneficially own more than 50% of the voting securities of the Company or the Acquiring Company (as defined in the applicable employment agreements) immediately after such transaction; (iii) a sale or other disposition of all or substantially all of our assets; or (iv) such time as the Continuing Directors (as defined in the applicable Employment Agreements) do not constitute at least a majority of the Board (or, if applicable, of the board of directors of a successor to the Company).

Executive Change in Control and Severance Benefit Plan

Trevor Heritage and Anil Thakur are participants in the Symyx Executive Change in Control and Severance Benefit Plan (the “Severance Plan”), which became binding on the Company upon completion of the Merger.

Pursuant to the terms of the Severance Plan, if a participant is terminated by means of either an Involuntary Termination Without Cause (as defined below) or a Constructive Termination (as defined below) (either of such terminations, a “Covered Termination”), such participant will be entitled to receive (i) monthly cash severance payments in an amount equal to such participant’s monthly base salary (excluding incentive pay, premium pay, commissions, overtime, bonuses and other forms of variable compensation), for a period of nine months for a Covered Termination that is not a Change in Control Termination (as defined below) or 15 months for a Covered Termination that is a Change in Control Termination (either of such periods, a “Coverage Period”) and (ii) subject to certain conditions, COBRA benefits for continuation coverage (including coverage for the participant’s eligible dependents) for a period equal to the applicable Coverage Period. In the event of a Change in Control Termination (as defined below), the participant shall also be entitled to accelerated vesting and exercisability of such participant’s then-outstanding equity awards for that number of shares that would have become vested and exercisable over the following 24 months of service. The foregoing benefits under the Severance Plan are conditioned upon the participant’s execution of a general waiver and release of claims in favor of the Company.

The timing of severance payments and benefits under the Severance Plan may be deferred to avoid incurring additional taxes and penalties pursuant to Section 409A. Payments are generally subject to certain reductions as set forth in the Severance Plan in the event that they are characterized as “excess parachute payments” within the meaning of Section 280G.

For purposes of the Severance Plan, and as used in the table below, the terms “Constructive Termination”, “Involuntary Termination Without Cause”, “Change in Control” and “Change in Control Termination” have the following meanings:

Constructive Termination. As defined in the Severance Plan, “Constructive Termination” generally means, subject to certain limitations set forth in the Severance Plan, a participant’s resignation of employment within 90 days the Company, without the participant’s consent: (i) reduces the participant’s base salary, target bonus and/or other cash compensation programs, taken as a whole, unless such reduction is made in connection with an across-the-board, proportionate reduction of substantially all executives’ annual base salaries, bonuses, plans and/or other cash compensation programs instituted because the Company, taken as a whole, is in financial distress; (ii) reduces or eliminates the participant’s eligibility to participate in or the benefits associated with participating in the Company’s benefit programs that is inconsistent with the eligibility to participate in and benefits associated with participation enjoyed by similarly situated employees of the Company; or (iii) relocates the participant’s primary business office more than 50 miles from the location at which the participant predominately performed duties prior to such relocation, except for required travel on Company business to an extent substantially consistent with the participant’s prior business travel obligations.

Involuntary Termination Without Cause. As defined in the Severance Plan, “Involuntary Termination Without Cause” generally means a termination by the Company of a participant’s employment relationship for any reason other than the participant: (i) willfully refuses to perform in any material respect the participant’s duties or responsibilities for the Company or willfully disregards in any material respect any financial or other budgetary limitations established in good faith by the Board; (ii) engages in conduct that causes, or is reasonably likely to cause, material and demonstrable injury, monetarily or otherwise, to the Company; or (iii) engages in an act of moral turpitude or conviction of or entry of a plea of nolo contendere to a felony.

Change in Control. As defined in the Severance Plan, “Change in Control” generally means the occurrence of any of the following: (i) the Company’s stockholders approve a plan of complete liquidation of the Company or of an agreement for the sale or disposition of all or substantially all of the Company’s assets; (ii) the Company’s stockholders approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; (iii) any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of 30% or more of the Company’s then outstanding voting securities; or (iv) a change in the composition of the Board, as a result of which fewer than 66% of the directors are elected, or nominated for election, to the Board with the affirmative votes of at least a majority of those directors whose election or nomination was not in connection with any transactions described in subsections (i), (ii) or (iii), or in connection with an actual or threatened proxy contest relating to the election of Company directors.

Change in Control Termination. As defined in the Severance Plan, “Change in Control Termination” generally means a Covered Termination occurring within the period commencing three months prior to a Change in Control and ending 12 months after the Change in Control. For purposes of this definition only, a Change in Control Termination shall also include, solely in the context of a Change in Control (as defined immediately above) and within the time periods described in the preceding sentence, a participant’s resignation of employment within 90 days after the Company significantly reduces the participant’s duties, authority or responsibilities relative to the participant’s duties, authority or responsibilities in effect immediately prior to such reduction, taken as a whole, without the participant’s express written consent; provided, however, that (i) within 30 days following the occurrence of the conduct, the participant provides the Company’s Chief Executive Officer written notice specifying (a) the particulars of the conduct and (b) that the participant deems such conduct to be a reduction as described herein and (ii) the conduct described has not been cured within 30 days following receipt by the Company’s Chief Executive Officer of such notice.

The table below estimates the amount of compensation to be provided to each of the Named Executive Officers in the event of termination of such executive’s employment. These amounts are estimates of the amounts that would be paid or provided to the executives upon termination of employment or a change of control had the termination occurred on December 31, 2010. The actual amounts can only be determined at the time of such executive’s separation from the Company and may, as described elsewhere in this

Form 10-K/A, be subject in certain circumstances to adjustment as a result of the operation of features the Employment Agreements or the Severance Plan, as applicable, such as the Section 280G gross-up or reduction provisions, respectively.

In the table below, the assumed payouts for the accelerated vesting of RSUs upon a change of control were calculated by multiplying $8.30, which was the closing price of our common stock on the NASDAQ Global Market as of December 31, 2010, by the number of shares of common stock underlying RSUs that would have vested if the change of control had occurred on December 31, 2010. The assumed payouts for the accelerated vesting of stock options was calculated by taking the difference between the exercise price of the stock option and $8.30 and multiplying that by the number of stock options which would become vested if the change of control had occurred on December 31, 2010. There are no amounts reported in the table below for the accelerated vesting of stock options with an exercise price greater than $8.30 per share on December 31, 2010, as the Named Executive Officer would receive no benefit for the accelerated vesting of those options. These assumed payouts are determined for SEC disclosure purposes and are not necessarily indicative of the actual benefit the executive would receive.

These payments are dependent on both a change of control and a termination of employment under circumstances specified in the Employment Agreements and the Severance Plan, as applicable. In addition, the Severance Plan and our various equity compensation plans pursuant to which the Named Executive Officers obtained equity awards generally contain provisions which accelerate the vesting of the equity awards in connection with termination of employment pursuant to a change of control. These provisions apply to all recipients of equity awards under these plans, thus, the equity awards granted to the Named Executive Officers may accelerate under such circumstances regardless of the existence of separate Employment Agreements or the provisions of the Severance Plan.

Name	Benefit	Involuntary Termination by the Company Without Cause or Resignation for Good Reason (1)*		Change of Control Termination Without Cause or Resignation for Good Reason*
Current Executive Officers

Max Carnecchia	Base Salary	400,000	(2)	800,000	(3)
	Management Incentive Compensation	360,000	(4)(13)	720,000	(5)(13)
	Equity Plans	—		1,933,000	(6)
	Health Benefits	12,000	(7)	12,000	(7)

Michael A. Piraino	Base Salary	300,000	(2)	600,000	(3)
	Management Incentive Compensation	150,000	(4)	150,000	(4)
	Equity Plans	—		1,050,750	(8)
	Health Benefits	12,000	(7)	12,000	(7)

Todd Johnson	Base Salary	300,000	(2)	300,000	(2)
	Management Incentive Compensation	—		300,000	(4)
	Equity Plans	—		1,007,000	(15)
	Health Benefits	—		—

Trevor Heritage	Base Salary	225,000	(11)	375,000	(12)
	Management Incentive Compensation	—		—
	Equity Plans	—		429,637	(13)
	Health Benefits	—		—

Anil Thakur	Base Salary	210,000	(11)	350,000	(12)
	Management Incentive Compensation	—		—
	Equity Plans	—		227,688	(14)
	Health Benefits	—		—

Mathew A. Hahn, Ph.D.	Base Salary	125,000	(9)	125,000	(9)
	Management Incentive Compensation	—		—
	Equity Plans	—		499,980	(10)
	Health Benefits	—		—

*	For purposes of the Severance Plan, as applicable to Dr. Heritage and Mr. Thakur, the phrase “Resignation for Good Reason” contained in this heading instead refers to the concept of “Constructive Termination” described above.
(1)	If the executive’s employment is terminated due to disability, the benefits due to the executive are equivalent to the benefits due upon termination of the executive without cause.
(2)	Amount represents 100% of the executive’s base salary in effect at December 31, 2010.
(3)	Amounts represent twice the amount of the executive’s base salary in effect at December 31, 2010.
(4)	Amount represents the executive’s annual target incentive compensation.
(5)	Amount represents twice the executive’s annual target incentive compensation.
(6)	Amount represents accelerated vesting of 600,000 unvested stock options and 40,000 unvested RSUs.
(7)	Amount represents estimated payments for continued health insurance coverage for 12 months.
(8)	Amount represents accelerated vesting of 175,000 unvested stock options and 80,000 unvested RSUs.
(9)	Pursuant to Dr. Hahn’s employment agreement, as amended, Dr. Hahn is entitled to receive $125,000 upon termination by the Company without Cause or resignation for Good Reason as discussed above.
(10)	Amount represents accelerated vesting of 131,147 unvested stock options and 31,666 unvested RSUs.
(11)	Represents an amount equal to the executive’s monthly base salary, as in effect at December 31, 2010, for a period of nine months.
(12)	Represents an amount equal to the executive’s monthly base salary, as in effect at December 31, 2010, for a period of 15 months.
(13)	Amount represents accelerated vesting of 127,408 unvested stock options and 26,667 unvested RSUs.
(14)	Amount represents accelerated vesting of 43,750 unvested stock options and 20,000 unvested RSUs.
(15)	Amount represents accelerated vesting of 150,000 unvested stock options and 100,000 unvested RSUs.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and vesting of RSUs (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	5,767,889		$9.55	4,601,106
Equity compensation plans not approved by security holders (2)	1,109,044	(3)	5.90	—

Total	6,876,933			4,601,106

(1)	Securities are to be issued upon exercise of outstanding options and rights under the following Company equity plans: 1994 Incentive Stock Plan, 1995 Director Option Plan, 1996 Equity Incentive Plan, 2000 Stock Option Plan, 2004 Stock Plan and 2005 Employee Stock Purchase Plan and the 2007 Stock Plan. In connection with the approval of the 2004 Stock Plan, the 1994 Incentive Stock Plan, 1996 Equity Incentive Plan, 2000 Stock Option Plan and the 2004 New Hire Equity Incentive Plan (the “2004 Equity Plan”) are no longer active and have no shares available for issuance. However, awards from these plans, as well as from the 2004 Stock Plan, which terminate by expiration, forfeiture, cancellation or otherwise without issuance, are settled in cash in lieu of Company common stock, or are exchanged for awards not involving Company common stock.
(2)	The 2004 Equity Plan allowed for the grant of stock awards to newly hired employees. As a result of the approval of the 2004 Stock Plan, the 2004 Equity Plan is no longer active. In connection with his appointment as President and Chief Executive Officer of the Company in June 2009, Mr. Carnecchia was granted an option to purchase up to 800,000 shares of Company common stock. This grant was made without stockholder approval as an inducement award pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules.
(3)	Also includes 61,071 outstanding options under the Symyx 2001 Nonstatutory Plan, IntelliChem, Inc. 2003 Stock Option Plan assumed in connection with the IntelliChem acquisition and the Synthematix, Inc. 2000 Equity Compensation Plan, as amended, assumed in connection with the Synthematix acquisition by Sumyx.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 31, 2011 regarding the beneficial ownership of our common stock by (i) each person known to our Board to own beneficially 5% or more of our common stock; (ii) each director of the Company; (iii) the Named Executive Officers (as defined below in the Summary Compensation Table); and (iv) all of our directors and executive officers as a group. Information with respect to beneficial ownership is based solely on a review of our capital stock transfer records and on publicly available filings made with SEC by or on behalf of the stockholders listed below. The address for all executive officers and directors is c/o Accelrys, Inc., 10188 Telesis Court, Suite 100, San Diego, California, 92121.

Percentage of beneficial ownership is calculated based on the 55,571,093 shares of our common stock (net of treasury shares) outstanding as of March 31, 2011. Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants or other securities that are exercisable or convertible into shares of our common stock within 60 days of March 31, 2011. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
5% Stockholders
Brown Capital Management, Inc	6,752,256	(1)	12.2%
1201 N. Calvert St. Boston, MA 21202

Park West Asset Management LLC	3,447,222	(2)	6.2%
900 Larkspur Landing Circle, Suite 165 Larkspur, CA 94939

BlackRock Inc	3,233,951	(3)	5.8%
40 E 52nd Street New York, NY 10022

Current Named Executive Officers
Max Carnecchia	385,333	(4)	*	%
Michael Piraino	53,667	(5)	*	%
Todd Johnson	85,958	(6)	*	%
Trevor Heritage	117,185	(7)	*	%
Anil Thakur	—		—%
Mathew Hahn, Ph.D.	445,849	(8)	*	%

Directors
Kenneth L. Coleman	63,515	(9)	*	%
Ricardo B. Levy	66,271	(10)	*	%
Christopher J. Steffen	59,000	(11)	*	%
Jeffrey Rodek	18,000	(12)	*	%
Larry Ferguson	—		—%
Steven Goldby	323,658	(13)	*	%
Timothy Harkness	13,208	(14)	*	%
Chris van Ingen	13,208	(15)	*	%
Bruce Pasternack	15,195	(16)	*	%
Max Carnecchia	385,333	(4)	*	%
All current executive officers and directors as a group (16 persons)	2,175,970	(17)	3.8%

*	Less than one percent.
(1)	Brown Capital Management, Inc. (“Brown”) has no shared voting power or shared dispositive power and has sole voting power with respect to 3,588,080 shares and sole dispositive power with respect to all shares. The foregoing information is based solely upon information contained in a Schedule 13G/A filed with the SEC by Brown on February 7, 2011 with respect to holdings of Company common stock as of December 31, 2010.
(2)	Park West Asset Management LLC (“PWAM”) is the investment manager of Park West Investors Masters Fund, Limited (“PWIMF”) and Park West Partners International, Limited, a Cayman Islands exempted company (“PWPI”). Peter S. Park is the sole member and manager of PWAM. The reporting persons’ beneficial ownership as of January 13, 2011 were as follows: (i) PWAM beneficially owned 3,447,222 Shares, consisting of 2,798,684 Shares held by PWIMF and 648,538 Shares held by PWPI; (ii) Peter S. Park, as sole member and manager of PWAM, beneficially owned the 3,447,222 Shares beneficially owned by PWAM; and (iii) PWIMF owned 2,798,684 Shares. Each of the reporting persons has no shared voting power or shared dispositive power and has sole voting power and sole dispositive power with respect to all their shares. The foregoing information is based solely upon information contained in a Schedule 13G/A filed with the SEC by PWAM on January 24, 2011 with respect to holdings of Company common stock.
(3)	BlackRock Inc. (“BlackRock”) has sole voting power and sole dispositive power with respect to all shares. Based on information contained in a Schedule 13G/A filed with the SEC by BlackRock on February 3, 2011 with respect to holdings of Company common stock as of December 31, 2010.
(4)	Represents 2,000 shares of common stock held of record by Mr. Carnecchia and options to purchase 383,333 shares of common stock that are exercisable within 60 days of March 31, 2011.
(5)	Represents 12,001 shares of common stock held of record by Mr. Piraino and options to purchase 41,666 shares of common stock that are exercisable within 60 days of March 31, 2011.
(6)	Represents 12,000 shares of common stock held of record by Mr. Johnson, options to purchase 40,624 shares of common stock that are exercisable within 60 days of March 31, 2011and 33,334 RSUs that will vest within 60 days of March 31, 2011.
(7)	Represents options to purchase 117,185 shares of common stock that are exercisable within 60 days of March 31, 2011.
(8)	Represents 260,433 shares of common stock held of record by Dr. Hahn, options to purchase 177,083 shares of common stock that are exercisable within 60 days of March 31, 2011 and 8,333 RSUs that will vest within 60 days of March 31, 2011.
(9)	Represents 14,000 shares of common stock held of record by Mr. Coleman and options to purchase 49,515 shares of common stock that are exercisable within 60 days of March 31, 2011.
(10)	Represents 12,000 shares of common stock held of record by Mr. Levy and options to purchase 54,271 shares of common stock that are exercisable within 60 days of March 31, 2011.
(11)	Represents 19,000 shares of common stock held of record by Mr. Steffen and options to purchase 40,000 shares of common stock that are exercisable within 60 days of March 31, 2011.
(12)	Represents 18,000 shares of common stock held of record by Mr. Rodek.
(13)	Represents 50,591 shares of common stock held of record by Mr. Goldby and options to purchase 273,067 shares of common stock that are exercisable within 60 days of March 31, 2011.
(14)	Represents 13,208 shares of common stock held of record by Mr. Harkness.
(15)	Represents 13,208 shares of common stock held of record by Mr. van Ingen.

(16)	Represents 15,195 shares of common stock held of record by Mr. Pasternack.
(17)	Represents 601,481 shares of common stock held of record by our current executive officers and directors, options to purchase 1,532,822 shares of common stock that are exercisable within 60 days of March 31, 2011, and 41,667 RSUs that will vest within 60 days of March 31, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Transactions with Related Persons. Other than as disclosed in the Summary Compensation Table, we have not entered into any transactions with related persons since the beginning of the Transition Period and we are not currently considering any proposed transactions with related persons.

Review, Approval or Ratification of Transactions with Related Persons. In January 2007, the Board adopted a related person transaction policy (the “Policy”). Pursuant to the Policy, each of our officers and directors is required to report to the Board any transaction which he or she believes may be a related person transaction and must obtain the approval of the Board prior to entering into such transaction. For purposes of the Policy, a related person transaction is any transaction in which (i) we are a participant; (ii) the amount involved exceeds $120,000; and (iii) the officer or director has a direct or indirect material interest.

Director Independence

All of the members of our Board, other than Max Carnecchia and Steven Goldby, meet the independence standards of the SEC and NASDAQ, and only one of our directors, Max Carnecchia, is employed by us. Moreover, our independent directors regularly meet in executive session to discuss matters of interest to them without management present. Finally, the Board has established the position of Chairman of the Board, currently held by Kenneth L. Coleman, an independent director. The Chairman of the Board presides at Board meetings and acts as a liaison between management and directors.

The Board has three committees: the Audit Committee, the Human Resources Committee and the Governance and Nominating Committee. The Board has determined that each member of each committee is “independent” within the meaning of the applicable listing standards of NASDAQ, as well as applicable SEC rules and regulations.

Item 14.	Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm Fee Information

In connection with the audit of our financial statements for the Transition Period, we entered into an engagement agreement with Ernst & Young LLP (“E&Y”) which set forth the terms by which E&Y has performed audit services for us. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.

The following table sets forth the aggregate fees billed by E&Y for the services indicated for the Transition Period and the fiscal year ended March 31, 2010:

	Nine Months Ended December 31, 2010	Fiscal Year Ended March 31, 2010
Audit Fees (1)	$1,229,060	$825,706
Audit-Related Fees	—	—
Tax Fees (2)	15,000	—
All Other Fees	—	—

Total Fees	$1,244,060	$825,706

(1)	Includes fees for (i) the audit of our annual financial statements for the Transition Period and the fiscal year ended March 31, 2010 included in our annual reports on Form 10-K; (ii) the review of our interim period financial statements for the Transition Period and fiscal year 2010 included in our quarterly reports on Form 10-Q; (iii) the audit of the effectiveness of our internal control over financial reporting as of December 31, 2010 and March 31, 2010; (iv) statutory audits of certain of our foreign subsidiaries for the Transition Period and the fiscal year ended March 31, 2010; and (v) related services that are normally provided in connection with regulatory filings or engagements.
(2)	Represents fees for professional services provided primarily for tax compliance and advice.

Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of Our Independent Registered Public Accounting Firm

The Audit Committee has adopted policies and procedures for the pre-approval of all audit and non-audit services to be rendered by our independent registered public accounting firm. Under the policies and procedures, the Audit Committee generally pre-approves specified services in defined categories up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on a case-by-case basis for specific tasks before engagement. The Audit Committee has delegated the pre-approval of services to the Chairman of the Audit Committee, who is required to report each pre-approval to the full Audit Committee no later than its next meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(3) Exhibits:

Exhibit Number	Description

31.1*	Section 302 Certification of the Principal Executive Officer

31.2*	Section 302 Certification of the Principal Financial Officer

32.1*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

*	Filed herewith

(b)	Exhibits

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELRYS, INC.

By:	/s/ MICHAEL A. PIRAINO
Michael A. Piraino Executive Vice President and Chief Financial Officer

Date:	May 2, 2011