Form 10-Q
period 2011-03-31
ACCELRYS, INC.
filed 2011-05-04
CIK 1002388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of April 22, 2011, was 55,388,680 net of treasury shares.

ACCELRYS, INC.

FORM 10-Q — QUARTERLY REPORT

For The Quarterly Period Ended March 31, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Accelrys, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,932	$86,316
Marketable securities	69,277	32,275
Trade receivables, net of allowance for doubtful accounts of $154 and $163 as of March 31, 2011 and December 31, 2010, respectively	36,117	29,489
Prepaid expenses, deferred tax assets and other current assets	8,888	10,709

Total current assets	158,214	158,789
Marketable securities, net of current portion	32,878	16,936
Restricted cash	5,569	5,525
Property and equipment, net	11,943	11,969
Goodwill	69,429	69,356
Purchased intangible assets, net	65,623	70,748
Long-term investments	19,333	18,510
Other assets	11,102	11,449

Total assets	$374,091	$363,282

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,692	$4,124
Accrued liabilities	15,710	16,849
Accrued compensation and benefits	10,085	12,239
Current portion of accrued restructuring charges	2,684	3,634
Current portion of deferred revenue	89,126	63,888

Total current liabilities	120,297	100,734
Deferred revenue, net of current portion	3,030	3,571
Accrued income tax	7,498	7,220
Accrued restructuring charges, net of current portion	237	472
Lease-related liabilities, net of current portion	2,429	3,639
Stockholders’ equity:
Preferred stock, $.0001 par value; 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000 shares authorized; 56,928 and 56,733 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	6	6
Additional paid-in capital	459,920	457,883
Lease guarantee	(320)	(336)
Treasury stock; 1,348 and 998 shares at March 31, 2011 and December 31, 2010, respectively	(14,339)	(11,340)
Accumulated deficit	(205,687)	(199,973)
Accumulated other comprehensive income	1,020	1,406

Total stockholders’ equity	240,600	247,646

Total liabilities and stockholders’ equity	$374,091	$363,282

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue:
License and subscription revenue	$19,480	$15,905
Maintenance on perpetual licenses	7,814	2,660
Content	4,048	—
Professional services and other	3,258	2,194

Total revenue	34,600	20,759

Cost of revenue:
Cost of revenue	9,649	3,612
Amortization of completed technology	2,037	41

Total cost of revenue	11,686	3,653

Gross profit	22,914	17,106
Operating expenses:
Product development	8,535	4,412
Sales and marketing	13,489	11,704
General and administrative	4,381	2,831
Business consolidation, transaction and restructuring costs	1,602	706
Purchased intangible asset amortization	2,394	—

Total operating expenses	30,401	19,653

Operating loss	(7,487)	(2,547)
Royalty and other income, net	2,280	294

Loss before taxes	(5,207)	(2,253)
Income tax expense	507	121

Net loss	$(5,714)	$(2,374)

Basic and diluted net loss per share	$(0.10)	$(0.09)

Weighted average shares used to compute net loss per share	55,525	27,698

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,714)	$(2,374)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,054	486
Share-based compensation	1,280	1,017
Deferred income taxes	187	55
Other	436	(200)
Changes in operating assets and liabilities:
Trade receivables	(6,171)	8,288
Prepaid expense and other current assets	1,187	(100)
Other assets	3	(113)
Accounts payable	(1,464)	1,438
Accrued liabilities, compensation and benefits	(5,733)	1,615
Deferred revenue	24,047	5,509

Net cash provided by operating activities	14,112	15,621
Cash flows from investing activities:
Purchases of property and equipment, net	(857)	(193)
Purchase of software license	—	(113)
Purchases of marketable securities	(61,397)	—
Proceeds from maturities and sales of marketable securities	8,073	1,200

Net cash (used in) provided by investing activities	(54,181)	894
Cash flows from financing activities:
Proceeds from issuance of common stock	842	528
Common stock tendered for payment of withholding taxes	(85)	—
Repurchases of common stock	(3,000)	—

Net cash (used in) provided by financing activities	(2,243)	528
Effect of changes in exchange rates on cash and cash equivalents	(72)	(351)

(Decrease) increase in cash and cash equivalents	(42,384)	16,692
Cash and cash equivalents at beginning of period	86,316	60,429

Cash and cash equivalents at end of period	$43,932	$77,121

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Financial Statement Preparation

The condensed consolidated financial statements of Accelrys, Inc. (“Accelrys”, “we”, “our” or “us”) as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 are unaudited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Transition Report on Form 10-KT for the nine month transition period from April 1, 2010 through December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2011 (the “Form 10-KT”).

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

Change In Fiscal Year

On August 3, 2010, our board of directors approved a change in our fiscal year-end from March 31 to December 31. The fiscal year-end change was effective December 31, 2010 and resulted in a nine month transition period from April 1, 2010 to December 31, 2010. Accordingly, the financial statements and financial comparisons included in this Form 10-Q relate to the three-month periods ended March 31, 2011 and 2010 and the financial results for the three-month period ended March 31, 2010 have been recast to allow for comparison based on our new fiscal periods.

Principles of Consolidation

These consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Prior Period Reclassifications

We have reclassified $0.7 million in transaction costs for the period ended March 31, 2010 from general and administrative expenses into business consolidation, transaction and restructuring costs.

Additionally, we have reclassified a portion of our information technology overhead costs out of general and administrative expenses into cost of revenue, product development, and sales and marketing in our previously issued condensed consolidated statements of operations to conform to current period presentation. We believe that the allocation of these costs based on headcount as overhead costs provides a more accurate depiction of the costs associated with cost of revenue, research and development, sales and marketing and general and administrative costs.

The aforementioned amounts have been reclassified in our condensed consolidated statements of operations for the three months ended March 31, 2010 as follows:

	Three Months Ended March 31, 2010
	Original	As reclassified
Revenue	$20,759	$20,759
Cost of revenue	3,485	3,653

Gross profit	17,274	17,106

Operating expenses:
Product development	4,151	4,412
Sales and marketing	11,316	11,704
General and administrative	4,350	2,831
Business consolidation, transaction and restructuring costs	4	706

Total operating expenses	19,821	19,653

Operating loss	$(2,547)	$(2,547)

Additionally, we have reclassified $4.3 million of long term marketable securities to short term marketable securities in our December 31, 2010 balance sheet to conform to current period presentation.

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

Revenue Recognition

We generate revenue from the following primary sources:

•	software licenses,

•	post-contract customer support and maintenance services on licensed software (collectively referred to as “PCS”),

•	content, and

•	professional services.

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

Software Licenses. We license software on a term and perpetual basis. When sold perpetually, our standard perpetual software licensing arrangements generally include twelve months of bundled PCS, while our standard term-based software licensing arrangements typically include PCS for the full duration of the term license. Because we do not have vendor-specific objective evidence (“VSOE”) of the fair value of these undelivered elements, we recognize as revenue the entire fee for such perpetual and term-based licenses ratably over the term of the bundled PCS.

Renewal of PCS Under Perpetual Software Licenses. Our PCS includes the right to receive unspecified upgrades or enhancements and technical support. Fees from customer renewals of PCS related to previously purchased perpetual licenses are recognized ratably over the term of the PCS.

Content. Content is licensed on a term basis and provides customers with access to the licensed content over the term of the agreement. Revenue from these licensing arrangements is recognized ratably over the term of the agreement, which is typically twelve months.

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

Multi-Element Arrangements. For multi-element arrangements which include software licenses, PCS and non-complex training, installation and implementation services which are non-essential to the operation of the software, the entire fee for such arrangements is recognized as revenue ratably over the term of the PCS or delivery of the services, whichever is longer. For multi-element arrangements which also include services that are essential to the operation of the software, the fee for such arrangements is generally deferred until the services essential to the operation of the software have been performed, at which point the entire fee for such arrangements is recognized as revenue ratably over the remaining term of the PCS or the delivery of the non-essential services, whichever is longer. For multi-element arrangements which include software and non-software elements, we separate the non-software elements and recognize those elements over their respective delivery periods.

Deferred Costs

Occasionally we enter into professional service arrangements under which resulting revenue is deferred until certain elements of the arrangements are delivered. As a result, if deemed material, we defer the direct variable expense, not exceeding the revenue deferred, in other current assets on the balance sheet until the period when revenue is recognized. Direct and incremental variable expenses include direct labor costs and direct services contracts with third parties working on the software service arrangements. As of March 31, 2011 and December 31, 2010, we deferred approximately $0.6 million and $0.5 million, respectively, of direct and incremental variable expenses related to software service arrangements where the revenue is deferred until future periods.

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

We are also required to estimate at the time of the grant the likelihood that the award will ultimately vest (the “pre-vesting forfeiture rate”), and to revise the estimate, if necessary, in future periods if the actual forfeiture rate differs. We determine the pre-vesting forfeiture rate of an award based on our historical pre-vesting award forfeiture experience, giving consideration to company-specific events impacting historical pre-vesting award forfeiture experience that are unlikely to occur in the future as well as anticipated future events that may impact forfeiture rates.

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

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial carrying amounts and the tax basis of existing assets and liabilities by applying enacted statutory tax rates applicable to future years. The provision for income taxes is based on our estimates for taxable income of the various legal entities and jurisdictions in which we operate. As such, income tax expense may vary from the customary relationship between income tax expense and pre-tax income. We establish a valuation allowance against our net deferred tax assets to reduce them to the amount expected to be realized.

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

Interest and penalties related to income tax matters are recognized in income tax expense. During the three months ended March 31, 2011 we incurred approximately $37,000 in interest and penalties. We did not incur any interest or penalties during the three months ended March 31, 2010.

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

Fair Value of Consideration Transferred

(in thousands except exchange ratio, share and per share amounts )
Symyx common stock outstanding on June 30, 2010	35,118
Accelerated vesting of Symyx restricted stock units (“Symyx RSUs”) immediately prior to the Merger	132	(1)

Symyx common stock outstanding on June 30, 2010 (including Symyx RSUs)	35,250

Exchange ratio	0.7802

Number of shares of Accelrys stock issued in connection with the Merger	27,502
Per share closing price of Accelrys common stock on June 30, 2010	$6.45

Fair value of estimated shares of Accelrys common stock to be issued in connection with the Merger	$177,384
Fair value of exchanged equity awards	$1,913	(2)

Value of consideration transferred	$179,297

(1)	Represents unvested Symyx RSUs as of June 30, 2010. Pursuant to the Symyx 2007 Stock Incentive Plan, as amended (the “2007 Plan”) and associated grant agreements, unvested Symyx RSUs accelerated vesting upon a change of control (including the Merger).

(2)	Includes: (a) $1.5 million which represents the fair value of Symyx stock options, granted to Symyx employees in connection with services provided prior to the Merger that were exchanged for options to acquire 2,441,274 shares of Accelrys common stock in connection with the Merger and (b) $0.4 million which represents the fair value of the Symyx stock options which became fully vested on June 30, 2010 in accordance with change of control provisions included in the stock option agreements. The fair value of the vested stock options exchanged is included in the calculation of purchase consideration and was determined using the Black-Scholes option pricing model using an Accelrys share price of $6.45. The assumptions used were as follows:

Expected volatility	32% – 65%
Risk-free interest rate	0.22% – 1.4%
Expected option life in years	0.5 – 4.0
Expected dividend yield	0%

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

The following table summarizes the preliminary acquisition-date fair value of the identifiable assets acquired and liabilities assumed, including an amount for recognized goodwill:

(in thousands)
Fair Value of Consideration Transferred	$179,297
Less: Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	74,497
Accounts receivable	14,234
Other current assets	8,193
Property, plant and equipment	8,735
Intangible assets	75,390
Long-term investments	18,510
Other assets	10,223
Other current liabilities	(24,453)
Deferred revenue	(14,559)
Other long-term liabilities	(18,239)

Goodwill	$26,766

During the quarter ended March 31, 2011, we made measurement period adjustments totaling $73,000 to accrued liabilities and accrued income tax balances.

Actual and Pro Forma Impact of the Merger

The following unaudited pro forma information presents the consolidated results of Accelrys and Symyx for the three months ended March 31, 2010, with adjustments to give effect to pro forma events that are directly attributable to the Merger and have a continuing impact, but exclude the impact of pro forma events that are directly attributable to the Merger and are one-time occurrences. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods, the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results of operations that the combined company will experience after the Merger. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the Merger. The unaudited pro forma information also does not include any integration costs, dis-synergies or remaining future transaction costs that the companies may incur as a result of the Merger and combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the Merger had occurred on January 1, 2010 are as follows:

March 31, 2010
Unaudited pro forma consolidated results:
Revenue	$42,872
Net loss from continuing operations	$(4,982)

3.	Net Loss Per Share

We compute net loss per share pursuant to ASC Topic 260, Earnings Per Share. Accordingly, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents.

As we reported a net loss for the three months ended March 31, 2011 and March 31, 2010, basic and diluted net loss per share were the same. Potentially dilutive securities outstanding totaling 6.4 million shares and 4.5 million shares were not included in the computation of diluted net loss per share for the three months ended March 31, 2011 and March 31, 2010, respectively, because to do so would have been anti-dilutive.

4.	Share-Based Payments

Share-Based Award Activity

Our stock options generally vest over four years and have a contractual term of seven to ten years. A summary of stock option activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(In thousands, except per share amounts)
Outstanding at December 31, 2010	5,858	$9.42
Granted	6	8.52
Exercised	(179)	4.70
Expired/Forfeited	(280)	19.76

Outstanding at March 31, 2011	5,405	9.04	7,731	5.38

Exercisable at March 31, 2011	3,377	10.66	4,157	3.78

The aggregate intrinsic value of stock options outstanding and exercisable at March 31, 2011 was based on the closing price of our common stock on March 31, 2011 of $8.00 per share. The total intrinsic value of stock options exercised during the three months ended March 31, 2011 and 2010 was $0.5 million and $47,000, respectively.

RSUs granted under the 2004 Plan and 2007 Plan generally vest annually over three years and, once vested, do not expire. Upon vesting of an RSU, employees are generally issued an equivalent number of shares of our common stock. A summary of RSU activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands, except per share amounts)
Unvested at December 31, 2010	1,020	$6.32
Granted	2	8.49
Vested	(26)	5.52
Forfeited	(6)	5.54

Unvested at March 31, 2011	990	$6.35

Included in the vested shares for the period are approximately 10,000 shares tendered to us by employees for payment of minimum income tax obligations upon vesting of RSUs.

Share-Based Compensation Expense

The estimated fair value of our share-based awards is recognized as a charge against income on a straight-line basis over the requisite service period, which is typically the vesting period of the award. Total share-based compensation expense recognized in our consolidated statements of operations for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Cost of revenue	$84	$78
Product development	233	225
Sales and marketing	420	288
General and administrative	586	426
Business consolidation, transaction and restructuring costs	(43)	—

Total stock-based compensation expense	$1,280	$1,017

No share-based compensation expense was capitalized in the periods presented. At March 31, 2011, the gross amount of unrecognized share-based compensation expense relating to unvested share-based awards was approximately $9.8 million, which we anticipate recognizing as a charge against income over a weighted average period of 2.3 years. The total fair value of RSUs vested was $0.2 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively.

Stock Repurchases

On November 10, 2010, we entered into a stock repurchase plan with a broker (the “Repurchase Plan”), in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to the Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we instructed the broker to purchase for our account up to $6.0 million worth of our common stock by March 31, 2011. As of December 31, 2010, we had repurchased 353,955 shares of our common stock for approximately $3.0 million at an average cost of $8.40 per share. We completed the repurchase of the remaining $3.0 million of our common stock by repurchasing 350,553 shares at an average cost of $8.50 per share, in the first quarter of fiscal 2011.

On March 11, 2011, we entered into a second stock repurchase plan (the “Second Repurchase Plan”) with a broker in accordance with Rule 10b5-1 of Exchange Act. Pursuant to the Second Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we have instructed the broker to purchase for our account up to an additional $4.0 million worth of our common stock by September 30, 2011. During April 2011, we repurchased 253,624 shares of our common stock for $2.0 million pursuant to the Second Repurchase Plan. All of the shares repurchased under the Repurchase Plan and Second Repurchase Plan have been recorded as treasury stock.

5.	Comprehensive Loss

In accordance with ASC Topic 220, Comprehensive Income, we report the components of comprehensive loss, including net loss, in the financial statements for the period in which they are recognized. Comprehensive loss is defined as all changes in equity during a period from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. We present comprehensive loss in our consolidated statements of stockholders’ equity. Accumulated other comprehensive loss in stockholders’ equity consists of the following:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net loss	$(5,714)	$(2,374)
Foreign currency translation adjustment	(401)	283
Unrealized gain on marketable securities	15	—

Total comprehensive loss	$(6,100)	$(2,091)

6.	Marketable Securities

Our marketable securities consist of debt securities with original maturities of greater than three months and include obligations of U.S. government sponsored enterprises, commercial paper, certificates of deposits, corporate and municipal debt. We account for our investments in marketable securities in accordance with FASB ASC Topic 320, Investments—Debt and Equity Securities (“ASC Topic 320”). Accordingly, our marketable securities have been classified as available-for-sale and are recorded at their estimated fair value, with unrealized gains and losses recorded in stockholders' equity and included in accumulated other comprehensive income. Realized gains and losses on the sale of available-for-sale marketable securities are recorded in royalty and other income, net. Available-for-sale marketable securities with original maturities greater than three months and remaining maturities of one year or less are classified as short-term available-for-sale marketable securities. Available-for-sale marketable securities with remaining maturities of greater than one year are classified as long-term available-for-sale marketable securities as we intend to hold these securities until maturity. Unrealized losses which are not considered other than temporary and unrealized gains are included in accumulated other comprehensive income in stockholders’ equity. Unrealized losses which are determined to be other than temporary are recorded as a charge against income. The cost of marketable securities sold is determined based on the specific identification method.

Marketable securities as of March 31, 2011 and December 31, 2010 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2011:
Short-Term Marketable Securities:
U.S. Treasury securities	$6,713	$1	$—	$6,714
U.S. government and agency securities	8,177	1	—	8,178
Commercial paper and certificate of deposits	15,962	1	(1)	15,962
Corporate debt securities	29,453	13	(6)	29,460
Municipal debt securities	8,210	—	—	8,210
Foreign government obligations	753	—	—	753

Total Short-Term Marketable Securities	$69,268	$16	$(7)	$69,277

Long-Term Marketable Securities:
U.S. Treasury securities	$4,824	$3	$(2)	$4,825
U.S. government and agency securities	5,690	2	(8)	5,684
Corporate debt securities	22,387	10	(28)	22,369

Total Long-Term Marketable Securities	$32,901	$15	$(38)	$32,878

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2010:
Short-Term Marketable Securities:
U.S. Treasury securities	$5,519	$—	$—	$5,519
U.S. government and agency securities	6,348	—	(2)	6,346
Commercial paper and certificate of deposits	9,268	1	(1)	9,268
Corporate debt securities	6,243	2	(3)	6,242
Municipal debt securities	4,900	—	—	4,900

Total Short-Term Marketable Securities	$32,278	$3	$(6)	$32,275

Long-Term Marketable Securities:
U.S. Treasury securities	$798	$—	$(1)	$797
U.S. government and agency securities	4,610	—	(7)	4,603
Corporate debt securities	11,554	1	(19)	11,536

Total Long-Term Marketable Securities	$16,962	$1	$(27)	$16,936

As of March 31, 2011 and December 31, 2010, we did not have any investments in marketable securities that were in an unrealized loss position for twelve months or greater.

We assess our marketable securities for impairment under the guidance provided by ASC Topic 320. Accordingly, we review the fair value of our marketable securities at least quarterly to determine if declines in the fair value of individual securities are other-than-temporary in nature. If we believe the decline in the fair value of an individual security is other-than-temporary, we write-down the carrying value of the security to its estimated fair value, with a corresponding charge against income. To determine if a decline in the fair value of an investment is other-than-temporary, we consider several factors including, among others, the period of time and extent to which the estimated fair value has been less than cost, overall market conditions, the historical and projected future financial condition of the issuer of the security and our ability and intent to hold the security for a period of time sufficient to allow for a recovery of the market value. The unrealized losses related to our marketable securities held as of March 31, 2011 and December 31, 2010 were primarily caused by recent fluctuations in market interest rates, and not the credit quality of the issuer, and we have the ability and intent to hold these securities until a recovery of fair value, which may be at maturity. As a result, we do not believe these securities to be other-than-temporarily impaired as of March 31, 2011.

7.	Long Term Investments

Our long term investments consist of equity investments in privately held companies. We determine the accounting method used to account for investments in equity securities of other business entities in which we do not have a controlling interest primarily based on our ownership of each such business entity and whether we have the ability to exercise significant influence over the strategic, operating, investing, and financing activities of each such business entity. As we do not have a controlling interest or have the ability to exercise significant influence over the companies, we account for our investments using the cost method of accounting. We monitor these investments for impairment by considering current factors including economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment. We have determined that as of March 31, 2011, these investments were not impaired.

We have determined that one of the entities, Freeslate Inc. (“Freeslate”), in which we carry an approximately 19.5% equity interest, is a variable interest entity in which we are not the primary beneficiary. The key factors in our assessment were that Freeslate’s management team and board of directors were solely responsible for all economic aspects of the entity, including key business decisions that impact Freeslate’s economic performance and we do not have power, through our variable interest, to direct the activities that most significantly impact the economic performance of Freeslate. We also do not hold any seats on Freeslate’s board of directors. Accordingly, we account for our investment in Freeslate as a cost method investment. The carrying value of our investment in Freeslate was $1.0 million as of both March 31, 2011 and December 31, 2010. In addition to our equity interest, we have a warrant allowing us to retain our 19.5% interest in the event of dilution through future stock issuances under Freeslate’s existing stock plans.

We also hold an unsecured promissory note receivable with a face value of $10.0 million from Freeslate, which bears interest at 8% per annum payable annually in arrears. The note requires principal payments in the amount of $1.0 million starting on March 1, 2014 and continuing annually until March 1, 2019, with the final principal payment of $4.0 million due on March 1, 2020. As the note receivable was acquired in the Merger with Symyx, it was revalued in purchase accounting to its then fair value of $8.8 million. The note receivable is not measured at fair value on a recurring basis, but is periodically reviewed for possible impairment. The note receivable is included in other assets in the condensed consolidated balance sheet and has a carrying amount of $8.6 million as of March 31, 2011.

Our maximum exposure to loss as a result of our interests in Freeslate is limited to the aggregate of the carrying value of our equity investment and promissory note receivable. There were no future funding commitments as of March 31, 2011 related to Freeslate.

8.	Fair Value

Financial Assets and Liabilities

We carry our cash equivalents and marketable securities at fair value. Cash equivalents are comprised of short-term, highly liquid investments including money market funds and other investment grade securities such as certificates of deposits, commercial paper, corporate and municipal bonds and obligations of U.S. government sponsored enterprises. Our marketable securities consist of debt securities with original maturities of greater than three months and include obligations of U.S. government sponsored enterprises, commercial paper, certificates of deposits, and corporate and municipal debt.

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

Level 2—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3—Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

Where applicable, the determination of fair values is based on unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date. This pricing methodology applies to our Level 1 investments. To the extent quoted prices in active markets are not available at the measurement date, fair values can be based on usage of observable market prices in less active markets, use of broker/dealer quotes and alternative pricing sources with reasonable levels of price transparency. Because many fixed income securities do not trade on a daily basis or have market prices from multiple sources, the pricing applications may apply available information as applicable to determine the fair value as of the measurement date. This methodology applies to our Level 2 investments. Currently we do not hold any Level 3 investments.

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy:

	Carrying Value at March 31, 2011	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2011:
Cash equivalents (1)	$16,583	10,884	$5,699	—
Short-Term Marketable Securities:
U.S. Treasury securities	6,714	6,714	—	—
U.S. government and agency securities	8,178	—	8,178	—
Commercial paper and certificate of deposits	15,962	—	15,962	—
Corporate debt securities	29,460	—	29,460	—
Municipal debt securities	8,210	—	8,210	—
Foreign government obligations	753	—	753	—
Long-Term Marketable Securities:
U.S. Treasury securities	4,825	4,825	—	—
U.S. government and agency securities	5,684	—	5,684	—
Corporate debt securities	22,369	—	22,369	—

Total	$118,738	$22,423	$96,315	—

(1)	Cash equivalents are included in the Cash and cash equivalents line in the consolidated balance sheet

There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2011.

	Carrying Value at December 31, 2010	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2010:
Cash equivalents (1)	$59,751	$53,146	$6,605	—
Short-Term Marketable Securities:
U.S. Treasury securities	5,519	5,519	—	—
U.S. government and agency securities	6,346	—	6,346	—
Commercial paper and certificate of deposits	9,268	—	9,268	—
Corporate debt securities	6,242	—	6,242	—
Municipal debt securities	4,900	—	4,900	—
Long-Term Marketable Securities:
U.S. Treasury securities	797	797	—	—
U.S. government and agency securities	4,603	—	4,603	—
Corporate debt securities	11,536	—	11,536	—

Total	$108,962	$59,462	$49,500	—

(1)	Cash equivalents are included in the Cash and cash equivalents line in the consolidated balance sheet

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

9.	Goodwill and Purchased Intangible Assets

Intangible assets consist of the following as of March 31, 2011 and December 31, 2010.

	March 31, 2011			December 31, 2010
	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization
		(In thousands)			(In thousands)
Intangible assets subject to amortization:
Purchased technology	8	$52,650	$15,256	8	$52,650	$12,668
Purchased customer relationships	7	19,750	4,189	7	19,750	2,953
Purchased backlog	3	6,340	1,737	3	6,340	852
Purchased contract base	5	50	50	5	50	50
Purchased intellectual property	5	1,998	1,129	5	1,998	1,028
Purchased trademark/tradename	5	5,600	904	5	5,600	589

		$86,388	$23,265		$86,388	$18,140

Intangible assets not subject to amortization:
Purchased trademark/tradename		$2,500			$2,500

Intangible assets are amortized over their estimated useful lives either on a straight-line or accelerated basis that reflects the pattern in which the economic benefits of the intangible assets are expected to be realized, which range from two to fifteen years, with no residual value. Intangible asset amortization expense was $5.1 million and $0.1 million for the three months ended March 31, 2011 and March 31, 2010, respectively.

Future estimated amortization expense for intangible assets as of March 31, 2011 and for each of the succeeding five years is as follows (in thousands):

2011	$15,367
2012	16,974
2013	11,696
2014	8,547
2015	4,617

Total	$57,201

The changes in the carrying amount of goodwill for the three months ended March 31, 2011, are as follows (in thousands):

Balance at December 31, 2010	$69,356
Goodwill measurement period adjustments	73	(1)

Total	$69,429

(1)	As discussed in Note 2, we made measurement period adjustments related to the Merger totaling $73,000 to accrued liabilities and accrued income tax balances.

10.	Guarantees

Guarantee of Lease Obligation of Others

On April 30, 2004, we spun-off our drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. (“PDD”), into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. The landlords of our New Jersey facilities, which were used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $12.5 million as of March 31, 2011. In the event that PDD defaults on its lease commitment, we are permitted under the guarantee to sublease the facility in order to mitigate our lease obligation. In fiscal year 2005, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair market value of the guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. The liability for our guarantee of the lease obligation was $0.3 million at March 31, 2011 and December 31, 2010.

Other Guarantees and Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of March 31, 2011.

11.	Restructuring Activities

The following summarizes the changes in our accrued restructuring charges liability:

	Severance and Related Costs	Lease Obligation Exit and Facility Closure Costs	Total
	(In thousands)
Balance at March 31, 2009	$175	$817	$992
Additional severance and lease abandonment charges	(74)	(12)	(86)
Adjustments to liability	(61)	142	81
Cash payments	(43)	(370)	(413)
Effect of foreign exchange	3	63	66

Balance at March 31, 2010	—	640	640
Symyx acquired balance	138	5,860	5,998
Additional severance and lease abandonment charges	4,500	230	4,730
Adjustments to liability	—	40	40
Cash payments	(1,763)	(5,549)	(7,312)
Effect of foreign exchange	(9)	20	11

Balance at December 31, 2010	$2,866	$1,241	$4,107
Additional severance charges	482	—	482
Adjustments to liability	—	(63)	(63)
Cash payments	(1,418)	(201)	(1,619)
Effect of foreign exchange	(6)	20	14

Balance at March 31, 2011	$1,924	$997	$2,921

In July 2010, as a result of the Merger, we implemented a plan to terminate the employment of approximately 80 employees in the U.S., Europe and Asia-Pacific. As a result of the terminations, we have incurred total severance charges of approximately $5.0 million, with $4.5 million incurred during the fiscal period ended December 31, 2010 and $0.5 million incurred during the three months ended March 31, 2011. As of March 31, 2011, $3.2 million in cash payments had been made, and the remaining $1.8 million will be paid during the year ending December 31, 2011.

Prior to the Merger, Symyx had implemented various restructuring plans under which lease obligations of approximately $0.6 million and severance obligations of approximately $0.1 million remained as of the completion of the Merger. Additionally, prior to 2007, we had implemented a restructuring plan under which our lease obligation remains. Our remaining lease obligations terminate in 2012, 2016 and 2022, respectively.

All amounts incurred in connection with the above activities are recorded in the “Business consolidation, transaction and restructuring costs” line in the accompanying consolidated statements of operations, with the exception of the acquired balance of $6.0 million that was recorded in our preliminary purchase price allocation upon completion of the Merger, as further described in Note 2.

12.	Royalty and Other Income, Net

Royalty and other income, net includes non-operating items such as interest income, realized investment gains and losses, unrealized investment gains and losses related to securities determined to be other-than-temporarily impaired and foreign currency exchange gains and losses. It also includes royalty income (net of royalty expense) and amortization of purchased intangible assets related to products that are not part of current operations. As part of the Merger with Symyx, we have retained the rights to receive royalty income related to the divestiture of the High Productivity Research business unit previously divested by Symyx.

Royalty and other income, net consisted of the following:

	Three Months Ended
	March 31, 2011	March 31, 2010
	(In thousands)
Royalty income, net	$1,944	—
Interest Income	318	$78
Foreign currency transaction gain	609	216
Purchased intangible assets amortization	(591)	—

Total royalty and other income, net	$2,280	$294

13.	Legal Proceedings

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

On June 22, 2010, the defendants entered into a memorandum of understanding (the “MOU”) with the plaintiffs, pursuant to which the defendants and the plaintiffs agreed to settle the Consolidated Action. Subject to court approval and further definitive documentation the MOU resolves the allegations by the plaintiffs against the defendants made in connection with the Merger and the Merger Agreement, and provides a release and settlement by the purported class of Symyx stockholders with prejudice of all asserted claims against the defendants without costs to any defendant (other than as expressly provided in the MOU), in exchange for Symyx’s agreement to provide additional supplemental disclosures to the joint proxy statement/prospectus issued by Accelrys and Symyx in connection with the Merger. Accelrys and Symyx made the appropriate supplemental disclosures on June 23, 2010. On January 28, 2011 the plaintiffs filed the Unopposed Notice of Motion for Preliminary Approval of a Class Action Settlement and supporting documents. On February 25, 2011, the Court signed a preliminary approval order, which granted preliminary certification of a non-opt out class and set a settlement hearing for May 6, 2011 to determine whether a final order and judgment should be granted to settle this matter. Upon settlement, we will be obligated to pay any attorneys fees and expenses awarded to the plaintiffs, if any. If the settlement is not approved or the conditions of the MOU are not satisfied, we intend to take all appropriate actions to defend against the allegations made in the Complaint.

14.	Recent Accounting Pronouncements

In September 2009, the FASB issued ASC 605-25-65-1, Multiple-Deliverable Revenue Arrangements. The new guidance states that if VSOE or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The adoption of ASU 2009-13 is applicable only to our non-software transactions as our software transactions will continue to be accounted for using guidance applicable to software transactions. The new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted this guidance on a prospective basis on January 1, 2011, and therefore applied it to relevant revenue arrangements originating or materially modified on or after that date. Our adoption of this guidance did not have a material impact on our results of operations, financial position or cash flows.

In December of 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 amends ASC Topic 350. ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 requires that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted. This new guidance is not expected to have a material effect our results of operations, financial position or cash flows.

15.	Subsequent Events

On March 11, 2011, we entered into the Second Stock Repurchase plan in accordance with Rule 10b5-1 of Exchange Act. Pursuant to the Second Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we have instructed the broker to purchase for our account up to an additional $4.0 million worth of our common stock by September 30, 2011. During April 2011, we purchased 253,624 shares of our common stock for $2.0 million pursuant to the Second Repurchase Plan. All of the shares repurchased have been recorded as treasury stock.

On April 28, 2011, the Company committed to the implementation of a reduction in force of approximately 10-15 employees, in connection with the streamlining of its operations and integrating its Content business. The Company estimates that it will incur total cash charges of approximately $1.0 million relating to these actions. The Company commenced implementation of the reduction in force on May 3, 2011 and expects all related actions to be substantially completed by December 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. These statements are often identified by the use of words such as “expect”, “believe”, “anticipate”, “estimate”, “intend”, “plan” and similar expressions and variations or negatives of these words These forward-looking statements may include statements addressing our future financial and operating results. We have based these forward-looking statements on our current expectations about future events. Such statements are subject to certain risks and uncertainties including those related to the execution of our strategic plans, the successful release and acceptance of new products, the demand for new and existing products, additional competition, changes in economic conditions and those described in documents we have filed with the SEC, including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and subsequent reports on Form 10-Q and Form 10-K. All forward-looking statements in this document are qualified entirely by the cautionary statements included in this document and such other filings. These forward-looking statements speak only as of the date of this document. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Unless the context requires otherwise, in this report the terms “we,” “us” and “our” refer to Accelrys, Inc. and its wholly-owned or indirect subsidiaries, and their respective predecessors.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Report.

Overview

On July 1, 2010, pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub merged with and into Symyx, with Symyx surviving as our wholly-owned subsidiary. Symyx’s operating results are included in our results of operations beginning July 1, 2010. The financial statements and financial comparisons included in this Form 10-Q relate to the three-month periods ended March 31, 2011 and 2010. The financial results for the three-month period ended March 31, 2010 have been recast to allow for comparison based on our recent change in fiscal year-end from March 31 to December 31.

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

Business Strategy

Scientific research and development organizations face several challenges that impact their ability to comply with applicable regulations, protect their intellectual property and rapidly and cost-effectively bring products to market. Among these challenges is the fact that scientific data is often found in disparate databases and that research, development and early manufacturing processes are disconnected, manually intensive, inefficient and repetitive.

Our overall strategy is to help our customers address these challenges by offering them an open enterprise-scale scientific software platform and a broad portfolio of scientific software applications leveraging our deep domain expertise in chemistry, biology and the materials sciences. We believe the combination of our enterprise R&D platform and associated set of applications, including the Electronic Lab Notebook (the “ELN”), computer aided design modeling and simulation software, data management and informatics software, content, and professional services help optimize our customers’ scientific value chain.

Historically, we have had a strong presence in our customers’ research organizations. Symyx’s products have also had a presence in its customers’ development organizations. We believe that the combination of our products with the products we acquired as a result of the Merger (most significantly the ELN) enables us to provide greater value to the development function of these organizations. Our strategy is to continue to integrate and enhance our offerings in order to further enhance the value of the products we acquired and the value of our products’ collective portfolio to these organizations, thus enabling us to expand upon our presence in the research and development organizations of our existing customers. In addition, we believe such enhanced offerings will enable us to extend our presence to new customers’ development organizations. We also intend to continue to develop advanced analysis, scientific and reporting component collections in order to extend our platform’s value to and use by our customers.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Form 10-K. Except for the changes to our critical accounting policies and estimates discussed below, we believe that there were no significant changes in our critical accounting policies and estimates since December 31, 2010.

Multiple-Deliverable Revenue Arrangements

On January 1, 2011 we adopted new accounting guidance for multiple-deliverable revenue arrangements that are outside the scope of industry-specific software revenue recognition guidance on a prospective basis for arrangements entered into or materially modified after January 1, 2011 (the beginning of our fiscal year). This guidance amends the criteria for allocating consideration in multiple-deliverable revenue arrangements by establishing a selling price hierarchy. The selling price used for each deliverable will be based on vendor specific objective evidence (“VSOE”), if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. See Note 1 to our financial statements for more information.

Results of Operations

Historically, we have received approximately two-thirds of our annual customer orders in the quarters ended December 31 and March 31. In accordance with our revenue recognition policies, the revenue associated with these orders is generally recognized over the contractual license term. Therefore, because we accrue sales commissions and royalties upon the receipt of customer orders, we have generally experienced an increase in operating costs and expenses during the quarters ended December 31 and March 31 with only a minimal corresponding incremental increase in revenue. As a result of these seasonal variations, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and that our interim financial results are not necessarily indicative of results for a full year or for any subsequent interim period.

Comparison of the Three Months Ended March 31, 2011 and 2010

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Three Months Ended March 31,
	2011	2010
Revenue:
License and subscription revenue	56%	76%
Maintenance on perpetual licenses	23%	13%
Content	12%	—
Professional services and other	9%	11%

Total revenue	100%	100%

Cost of revenue:
Cost of revenue	28%	17%
Amortization of completed technology	6%	* %

Total cost of revenue	34%	18%

Gross profit	66%	82%
Operating expenses:
Product development	25%	21%
Sales and marketing	39%	56%
General and administrative	13%	14%
Business consolidation, transaction and restructuring costs	5%	3%
Purchased intangible asset amortization	7%	* %

Total operating expenses	88%	95%

Operating loss	(22)%	(12)%
Royalty and other income, net	7%	1%

Loss before income taxes	(15)%	(11)%
Income tax expense	1%	1%

Net loss	(17)%	(11)%

*	Less than 1%.

Due to rounding to the nearest percent, totals may not equal the sum of the line items in the table above.

Revenue

Total revenue increased to $34.6 million for the three months ended March 31, 2011, as compared to $20.8 million for the three months ended March 31, 2010. The increase in revenue during the quarter ended March 31, 2011 was attributable to the Merger.

License and subscription revenue. License and subscription revenue increased to $19.5 million for the three months ended March 31, 2011, as compared to $15.9 for the three months ended March 31, 2010. As a percentage of total revenue, license and subscription revenue was 56% for the three months ended March 31, 2011 as compared to 76% for the three months ended March 31, 2010. The increase in license and subscription revenue during the quarter ended March 31, 2011 was attributable to the Merger.

Maintenance on perpetual licenses. Maintenance on perpetual licenses revenue increased to $7.8 million for the three months ended March 31, 2011, as compared to $2.7 million for the three months ended March 31, 2010. As a percentage of total revenue, revenue from maintenance on perpetual licenses increased to 23% for the three months ended March 31, 2011 as compared to 13% for the three months ended March 31, 2010. The increase in revenue from maintenance on perpetual licenses was attributable to the Merger.

Content. Content revenue was $4.0 million for the three months ended March 31, 2011 and comprised 12% of total revenue for the three months ended March 31, 2011.

Professional services and other. Professional services and other revenue increased to $3.3 million for the three months ended March 31, 2011, as compared to $2.2 for the three months ended March 31, 2010. As a percentage of total revenue, professional services and other revenue decreased slightly to 9% for the three months ended March 31, 2011 as compared to 11% for the three months ended March 31, 2010.

Total Cost of Revenue

Cost of Revenue. Cost of revenue increased to $9.6 million for the three months ended March 31, 2011, as compared to $3.6 million for the three months ended March 31, 2010. As a percentage of revenue, cost of revenue increased to 28% for the three months ended March 31, 2011 as compared to 17% for the three months ended March 31, 2010. The increase in cost of revenue during the quarter ended March 31, 2011 was primarily attributable to an increase in software and content royalties of approximately $1.6 million, an increase in personnel and related expenses in our services department of approximately $2.8 million, an increase in professional fees of approximately $0.5 million and an increase in overhead expense of approximately $1.1 million, each as a result of the Merger.

Amortization of Completed Technology. Amortization of completed technology increased to $2.0 million for the three months ended March 31, 2011, as compared to $41,000 for the three months ended March 31, 2010. As a percentage of revenue, amortization of completed technology increased to 6% for the three months ended March 31, 2011 as compared to less than 1% for the three months ended March 31, 2010. The increase in amortization of completed technology was due to amortization of completed technology intangible assets acquired in the Merger.

Operating Expenses

Product Development Expenses. Product development expenses increased to $8.5 million for the three months ended March 31, 2011, as compared to $4.4 million for the three months ended March 31, 2010. As a percentage of revenue, product development expenses increased to 25% for the three months ended March 31, 2011 as compared to 21% for the three months ended March 31, 2010. The increase in product development expenses during the quarter ended March 31, 2011 was primarily attributable to an increase in personnel and related expenses of approximately $2.3 million, an increase in professional fees of approximately $0.6 million and an increase in overhead expense of approximately $1.2 million, each as a result of the Merger.

Sales and Marketing Expenses. Sales and marketing expenses increased to $13.5 million for the three months ended March 31, 2011, as compared to $11.7 million for the three months ended March 31, 2010. As a percentage of revenue, sales and marketing expenses were 39% for the three months ended March 31, 2011 as compared to 56% for the three months ended March 31, 2010. The increase in sales and marketing expenses during the quarter ended March 31, 2011 was primarily attributable to an increase in personnel and related expenses of approximately $1.2 million, an increase in overhead expense of approximately $0.8 million, offset by a decrease in professional fees of approximately $0.3 million, each as a result of the Merger.

General and Administrative Expenses. General and administrative expenses increased to $4.4 million for the three months ended March 31, 2011, as compared to $2.8 million for the three months ended March 31, 2010. As a percentage of revenue, general and administrative expenses were 13% for the three months ended March 31, 2011 as compared to 14% for the three months ended March 31, 2010. The increase in general and administrative expenses during the quarter ended March 31, 2011 was primarily attributable to an increase in personnel and related expenses of approximately $0.8 million, an increase in professional fees of approximately $0.2 million and an increase in overhead expense of approximately $0.6 million, each as a result of the Merger.

Business Consolidation, Transaction and Restructuring Costs. Business consolidation, transaction and restructuring costs of $1.6 million for the three months ended March 31, 2011, consisted of $1.1 million in business consolidation costs and $0.5 million in restructuring costs. As a percentage of revenue, business consolidation and restructuring costs were 5% for the three months ended March 31, 2011. We have classified all transaction and integration related costs to business consolidation costs, which include personnel costs of $0.5 million related to employees who have been notified they are being terminated from the Company, and professional service and other costs of $0.6 million directly related to the Merger and integrating Symyx into the Company. Business consolidation, transaction and restructuring costs of $0.7 million for the three months ended March 31, 2010, consisted of transaction costs related to the Merger.

Purchased Intangible Asset Amortization. Purchased intangibles assets amortization was $2.4 million for the three months ended March 31, 2011. As a percentage of revenue, amortization of purchased intangible assets was 7% for the three months ended March 31, 2011, and was related solely to the amortization of backlog, customer relationship and trademark intangible assets acquired in the Merger.

Net Royalty and Other Income

Net royalty and other income increased to $2.3 million for the three months ended March 31, 2011 as compared to $0.3 million for the three months ended March 31, 2010. Significant components of net royalty and other income for the three months ended March 31, 2011 included interest income of $0.3 million, royalty revenue of $2.1 million, and a foreign currency exchange gain of $0.6 million, partially offset by royalty expense of $0.1 million and amortization of purchased intangible assets of $0.6 million. Significant components of net royalty and other income for the three months ended March 31, 2010 included interest income of $0.1 million and a foreign currency exchange gain of $0.2 million.

Income Tax Expense

Income tax expense was $0.5 million for the three months ended March 31, 2011 as compared to income tax expense of $0.1 million for the three months ended March 31, 2010.

Liquidity and Capital Resources

We had cash, cash equivalents, marketable securities, and restricted cash of $151.7 million as of March 31, 2011, as compared to $141.1 million as of December 31, 2010, an increase of $10.6 million. The increase in cash, cash equivalents, marketable securities and restricted cash during the three months ended March 31, 2011 was primarily attributable to cash provided by operations of $14.1 million, proceeds from the sale of common stock of $0.8 million, net of shares tendered for payment of withholding tax, partially offset by purchases of capital equipment of $0.9 million and repurchases of our common stock of $3.0 million.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Net cash provided by operating activities	$14,112	$15,621
Net cash (used in) provided by investing activities	(54,181)	894
Net cash (used in) provided by financing activities	(2,243)	528

Net cash used in operating activities was $14.1 million for the three months ended March 31, 2011, as compared to $15.6 million for the three months ended March 31, 2011. The decrease in cash provided by operating activities was primarily attributable to our net loss, as well as changes in working capital for the three months ended March 31, 2011.

Net cash used by investing activities was $54.2 million for the three months ended March 31, 2011, as compared to net cash provided by investing activities $0.9 million for the three months ended March 31, 2010. Significant components of cash flows from investing activities for the three months ended March 31, 2011 included net purchases of property and equipment of $0.9 million, purchases of marketable securities of approximately $61.4 million, partially offset by proceeds from maturities of marketable securities of approximately $8.1 million. Significant components of cash flows from investing activities for the three months ended March 31, 2010 included net purchases of property and equipment of $0.2 million and purchases of software licenses of $0.1 million, partially offset by proceeds from maturities of marketable securities of approximately $1.2 million.

Net cash used in financing activities was $2.2 million for the three months ended March 31, 2011 as compared to net cash provided by financing activities of $0.5 million for the three months ended March 31, 2010. Significant components of cash flows from financing activities for the three months ended March 31, 2011 included repurchases of the Company’s common stock of $3.0 million, offset by $0.8 million of proceeds from the issuance of our common stock under employee stock plans, reduced by payments made to taxing authorities on behalf of our employees when tendering stock to us for settlement of minimum income tax liability upon vesting of restricted stock units (“RSUs”). Cash flows from financing activities for the three months ended March 31, 2010 consisted solely of proceeds from the issuance of our common stock under employee stock plans, reduced by the aforementioned payments to taxing authorities on behalf of our employees upon vesting of RSUs.

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

On November 10, 2010, we entered into the Repurchase Plan in accordance with Rule 10b-5 of the Exchange Act. Pursuant to the Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we instructed the broker to purchase for our account up to $6.0 million worth of our common stock by March 31, 2011. On the basis of the foregoing, as of December 31, 2010, we had repurchased 353,955 shares of our common stock for approximately $3.0 million at an average cost of $8.40 per share. We completed the repurchase of the remaining $3.0 million of our common stock by repurchasing 350,553 shares at an average cost of $8.50 per share, in the first quarter of fiscal 2011.

On March 11, 2011, we entered into the Second Repurchase Plan in accordance with Rule 10b5-1 of Exchange Act. Pursuant to the Second Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we have instructed the broker to purchase for our account up to an additional $4.0 million worth of our common stock by September 30, 2011. During April 2011, we purchased 253,624 shares of our common stock for $2.0 million pursuant to the Second Repurchase Plan.

We anticipate that our existing capital resources will be adequate to fund our operations for at least the next twelve months. However, there can be no assurance that changes will not occur that would consume our available capital resources before then. Our capital requirements depend on numerous factors, including our ability to continue to generate software sales, the purchase of additional capital equipment and acquisitions of other businesses or technologies. There can be no assurance that additional funding, if necessary, will be available to us on favorable terms, if at all. Our forecast for the period of time through which our financial resources will be adequate to support our operations is forward-looking information, and actual results could vary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Form 10-KT. Our exposures to market risk have not changed materially since December 31, 2010.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures.

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, those controls.

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

On June 22, 2010, the defendants entered into a memorandum of understanding (the “MOU”) with the plaintiffs, pursuant to which the defendants and the plaintiffs agreed to settle the Consolidated Action. Subject to court approval and further definitive documentation the MOU resolves the allegations by the plaintiffs against the defendants made in connection with the Merger and the Merger Agreement, and provides a release and settlement by the purported class of Symyx stockholders with prejudice of all asserted claims against the defendants without costs to any defendant (other than as expressly provided in the MOU), in exchange for Symyx’s agreement to provide additional supplemental disclosures to the joint proxy statement/prospectus issued by Accelrys and Symyx in connection with the Merger. Accelrys and Symyx made the appropriate supplemental disclosures on June 23, 2010. On January 28, 2011 the plaintiffs filed the Unopposed Notice of Motion for Preliminary Approval of a Class Action Settlement and supporting documents. On February 25, 2011, the Court signed a preliminary approval order, which granted preliminary certification of a non-opt out class and set a settlement hearing for May 6, 2011 to determine whether a final order and judgment should be granted to settle this matter. Upon settlement, we will be obligated to pay any attorneys fees and expenses awarded to the plaintiffs, if any. If the settlement is not approved or the conditions of the MOU are not satisfied, we intend to take all appropriate actions to defend against the allegations made in the Complaint.

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

Revenue from our content business has been declining and may continue to decline. As a result of the Merger, we have acquired a content business. This business faces intense competition both from third parties and the increasing availability of freely-available content databases. As a result, revenue from this content business has been declining. If we are unable to reverse the decline in this business or to increase revenues from our other businesses in order to offset the decline, our revenues and results of operations may suffer.

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

Our quarterly operating results, particularly our quarterly cash flows, may fluctuate. Quarterly operating results may fluctuate as a result of a number of factors, including lengthy sales cycles, market acceptance of new products and upgrades, timing of new product introductions, changes in pricing policies, changes in general economic and competitive conditions, and the timing and integration of acquisitions. We may also experience fluctuations in quarterly operating results due to general and industry specific economic conditions that may affect the research and development expenditures of pharmaceutical and biotechnology companies. In particular, historically we have received approximately two-thirds of our annual customer orders in the quarters ended December 31 and March 31. In accordance with our revenue recognition policies, the revenue associated with these orders is generally recognized over the contractual license term. Therefore, because we accrue sales commissions and royalties upon the receipt of customer orders, we have generally experienced an increase in operating costs and expenses during the quarters ended December 31 and March 31 with only a minimal corresponding incremental increase in revenue. Additionally, our cash flows from operations have historically been positive in the fiscal quarter ended March 31 as we collect the accounts receivable generated from these customer orders, while we have historically experienced negative cash flows from operations in the other three fiscal quarters. As a result of these seasonal variations, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and that our interim financial results are not necessarily indicative of results for a full year or for any subsequent interim period.

We may be required to indemnify PDD, or may not be able to collect on indemnification rights from PDD. On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of the spin-off, we agreed to indemnify the indebtedness, liabilities and obligations of PDD. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under certain facility leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be as significant as the remaining future minimum lease payments, which totaled approximately $12.5 million as of March 31, 2011. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any failure by PDD to satisfy its obligations and any required payment by us could have a material adverse effect on our business.

Enacted and proposed changes in securities laws and regulations have increased our costs and may continue to increase our costs in the future. In recent years, there have been several changes in laws, rules, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and various other new regulations promulgated by the SEC and rules promulgated by the national securities exchanges.

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

The Sarbanes-Oxley Act required changes in some of our corporate governance and securities disclosure and compliance practices. Under the Sarbanes-Oxley Act, publicly-held companies, including us, are required to, among other things, furnish independent annual audit reports regarding the existence and reliability of their internal control over financial reporting and have their chief executive officer and chief financial officer certify as to the accuracy and completeness of their financial reports.

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

As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares. As of April 22, 2011, the top ten institutional holders of our common stock held approximately 48.9% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

The Merger may not be accretive and may cause dilution to the combined company’s earnings per share, which may negatively impact the price of the common stock of the combined company following the completion of the Merger. We anticipate that the Merger will be accretive to the earnings per share of the combined company for our 2011 fiscal year completion of the Merger. This expectation is based on preliminary estimates and assumes certain synergies expected to be realized by the combined company during such time. These estimates and assumptions could materially change due to additional transaction-related costs, the failure to realize any or all of the benefits expected in the Merger or other factors beyond the our control. All of these factors could delay, decrease or eliminate the expected accretive effect of the Merger and cause resulting dilution to the combined company’s earnings per share or to the price of the common stock of the combined company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 10, 2010, we entered into a Stock Repurchase Plan with a broker (the “Repurchase Plan”), in accordance with Rule 10b5-1 of the Exchange Act. Pursuant to the Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we instructed the broker to purchase for our account up to $6.0 million worth of our common stock by March 31, 2011. On the basis of the foregoing, we purchased $3.0 million worth of our common stock in the quarter ended December 31, 2010, and we purchased the remaining $3.0 million of our common stock by repurchasing 350,553 shares at an average cost of $8.50 per share in the first quarter of fiscal 2011.

On March 11, 2011, we entered into a second Stock Repurchase Plan with a broker (the “Second Repurchase Plan”) in accordance with Rule 10b5-1 of Exchange Act. Pursuant to the Second Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we have instructed the broker to purchase for our account up to an additional $4.0 million worth of our common stock by September 30, 2011. During April 2011, we repurchased 253,624 shares of our common stock for $2.0 million pursuant to the Second Repurchase Plan.

The following table sets forth information concerning purchases of our common stock, in each fiscal month during the three months ended March 31, 2011, which upon repurchase are classified as treasury shares available for general corporate purposes:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan or programs
				(In thousands)
On January 1, 2011				$3,000
1/1/2011 – 1/31/2011	268,652	$8.49	268,652	$2,281
2/1/2011 – 2/28/2011	81,901	$8.64	81,901	—

Item 5.	Other Information

On April 28, 2011, the Company committed to the implementation of a reduction in force of approximately 10-15 employees, in connection with the streamlining of its operations and integrating its Content business. The Company estimates that it will incur total cash charges of approximately $1.0 million relating to these actions. The Company commenced implementation of the reduction in force on May 3, 2011 and expects all restated actions to be substantially completed by December 31, 2011.

In connection with its annual review of executive compensation, on April 28, 2011, our board of directors approved an increase of 5% in the annual base salary of Max Carnecchia, our President and Chief Executive Officer, and an increase of 3% in the annual base salaries of the following executive officers: Michael Piraino, our Executive Vice President and Chief Financial Officer, Todd Johnson, our Executive Vice President of Sales, Marketing and Services, Trevor Heritage, our Executive Vice President, Software Products, Mathew Hahn, our Senior Vice President and Chief Technology Officer, David Mersten, our Senior Vice President, General Counsel and Secretary, Anil Thakur, our Senior Vice President, Software Development, Frank Brown, our Senior Vice President and Chief Science Officer, and Judith Ohrn Hicks, our Vice President, Human Resources. In addition, the annual target bonus for each of Mr. Carnecchia and Mr. Thakur was increased from 90% and 40%, respectively, to 100% and 50%, respectively.

Item 6.	Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated April 5, 2010, by and among Accelrys, Inc., Alto Merger Sub, Inc. and Symyx Technologies, Inc. (incorporated by reference to Exhibit 2.1 of Accelrys, Inc.’s Current Report on Form 8-K filed on April 6, 2010).

3.1	Restated Certificate of Incorporation of Pharmacopeia, Inc., as amended (including a Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock) (incorporated by reference to Exhibit 3.2 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

3.2	Certificate of Amendment of Amended and Restated Certificate of Accelrys, Inc. (incorporated by reference to Exhibit 3.4 to Accelrys, Inc.’s Quarterly Report Form 10-Q for the quarter ended September 30, 2007).

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Accelrys, Inc. (incorporated by reference to Exhibit 3.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on July 2, 2010).

3.4	Amended and Restated Bylaws of Accelrys, Inc. as amended on June 9, 2005 (incorporated by reference to Exhibit 3.3 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

4.1	Rights Agreement, dated as of September 6, 2002, between Pharmacopeia, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A thereto the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and Exhibit B thereto the Form of Right Certificate (incorporated by reference to Exhibit 4.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on September 4, 2002).

4.2	First Amendment to Rights Agreement, dated as of April 5, 2010 (incorporated by reference to Exhibit 4.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on April 6, 2010).

10.1	2011 Management Incentive Plan for the Calendar Year Ending December 31, 2011 (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on March 7, 2011).

31.1*	Section 302 Certification of the Principal Executive Officer

31.2*	Section 302 Certification of the Principal Financial Officer

32.1*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

*	Filed herewith

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

Date: May 4, 2011