Form 10-Q
period 2011-06-30
ACCELRYS, INC.
filed 2011-08-09
CIK 1002388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of July 27, 2011, was 55,266,681 net of treasury shares.

ACCELRYS, INC.

FORM 10-Q — QUARTERLY REPORT

For The Quarterly Period Ended June 30, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Accelrys, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,108	$86,316
Marketable securities	63,525	32,275
Trade receivables, net of allowance for doubtful accounts of $144 and $163 as of June 30, 2011 and December 31, 2010, respectively	22,079	29,489
Prepaid expenses, deferred tax assets and other current assets	10,516	10,709

Total current assets	148,228	158,789
Marketable securities, net of current portion	30,006	16,936
Restricted cash	5,160	5,525
Property and equipment, net	12,472	11,969
Goodwill	76,930	69,356
Purchased intangible assets, net	64,794	70,748
Long-term investments	19,333	18,510
Other assets	12,865	11,449

Total assets	$369,788	$363,282

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,512	$4,124
Accrued liabilities	13,915	16,849
Accrued compensation and benefits	10,060	12,239
Current portion of accrued restructuring charges	1,899	3,634
Current portion of deferred revenue	90,890	63,888

Total current liabilities	119,276	100,734
Deferred revenue, net of current portion	2,632	3,571
Accrued income tax	9,036	7,220
Accrued restructuring charges, net of current portion	537	472
Lease-related liabilities, net of current portion	2,288	3,639
Stockholders’ equity:
Preferred stock, $.0001 par value; 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000 shares authorized; 57,124 and 56,733 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	6	6
Additional paid-in capital	462,012	457,883
Lease guarantee	(304)	(336)
Treasury stock; 1,602 and 998 shares at June 30, 2011 and December 31, 2010, respectively	(16,339)	(11,340)
Accumulated deficit	(210,207)	(199,973)
Accumulated other comprehensive income	851	1,406

Total stockholders’ equity	236,019	247,646

Total liabilities and stockholders’ equity	$369,788	$363,282

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
License and subscription revenue	$18,587	$15,401	$38,067	$31,306
Maintenance on perpetual licenses	8,581	2,352	16,395	5,012
Content	4,272	—	8,320	—
Professional services and other	2,286	2,008	5,544	4,202

Total revenue	33,726	19,761	68,326	40,520

Cost of revenue:
Cost of revenue	8,566	3,955	18,215	7,567
Amortization of completed technology	2,037	41	4,074	82

Total cost of revenue	10,603	3,996	22,289	7,649

Gross profit	23,123	15,765	46,037	32,871
Operating expenses:
Product development	8,402	3,982	16,937	8,394
Sales and marketing	12,339	8,740	25,828	20,444
General and administrative	3,960	2,580	8,341	5,411
Business consolidation, transaction and restructuring costs	2,418	1,686	4,020	2,392
Purchased intangible asset amortization	2,394	—	4,788	—

Total operating expenses	29,513	16,988	59,914	36,641

Operating loss	(6,390)	(1,223)	(13,877)	(3,770)
Royalty and other income (expense), net	1,837	(134)	4,117	160

Loss before taxes	(4,553)	(1,357)	(9,760)	(3,610)
Income tax expense (benefit)	(33)	225	474	346

Net loss	$(4,520)	$(1,582)	$(10,234)	$(3,956)

Basic and diluted net loss per share	$(0.08)	$(0.06)	$(0.18)	$(0.14)

Weighted average shares used to compute net loss per share	55,424	27,821	55,474	27,760

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(10,234)	$(3,956)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,171	960
Share-based compensation	2,684	2,153
Prepaid contingent compensation amortization	115	—
Deferred income taxes	(60)	196
Other	506	(405)
Changes in operating assets and liabilities:
Trade receivables	8,647	22,480
Prepaid expense and other current assets	731	(103)
Other assets	6	(823)
Accounts payable	(1,761)	1,334
Accrued liabilities, compensation and benefits	(9,239)	(4,167)
Deferred revenue	24,626	(3,082)

Net cash provided by operating activities	28,192	14,587
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(9,863)	—
Increase in acquisition related prepaid contingent compensation	(2,000)	—
Net decrease in restricted cash	415	—
Purchases of property and equipment, net	(2,294)	(838)
Purchase of software license	—	(113)
Purchases of marketable securities	(82,136)	—
Proceeds from maturities and sales of marketable securities	37,122	7,400

Net cash (used in) provided by investing activities	(58,756)	6,449
Cash flows from financing activities:
Proceeds from issuance of common stock	1,725	1,110
Common stock tendered for payment of withholding taxes	(280)	(195)
Repurchases of common stock	(5,000)	—

Net cash (used in) provided by financing activities	(3,555)	915
Effect of changes in exchange rates on cash and cash equivalents	(89)	93

(Decrease) increase in cash and cash equivalents	(34,208)	22,044
Cash and cash equivalents at beginning of period	86,316	60,429

Cash and cash equivalents at end of period	$52,108	$82,473

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Financial Statement Preparation

The condensed consolidated financial statements of Accelrys, Inc. (“Accelrys”, “we”, “our” or “us”) as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 are unaudited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Transition Report on Form 10-KT for the nine month transition period from April 1, 2010 through December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2011 (the “Form 10-KT”).

On July 1, 2010, Alto Merger Sub, Inc., our wholly-owned subsidiary (“Merger Sub”), merged with and into Symyx Technologies, Inc. (“Symyx”), with Symyx surviving as our wholly-owned subsidiary (the “Merger”). Symyx’s results of operations are included in our consolidated financial statements beginning July 1, 2010.

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

Change In Fiscal Year

On August 3, 2010, our board of directors approved a change in our fiscal year-end from March 31 to December 31. The fiscal year-end change was effective December 31, 2010 and resulted in a nine month transition period from April 1, 2010 to December 31, 2010. Accordingly, the financial statements and financial comparisons included in this Form 10-Q relate to the three and six month periods ended June 30, 2011 and 2010 and the financial results for the three and six month periods ended June 30, 2010 have been recast to allow for comparison based on our new fiscal periods.

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

The aforementioned amounts have been reclassified in our condensed consolidated statements of operations for the three and six months ended June 30, 2010 as follows:

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	Original	As reclassified	Original	As reclassified
Revenue	$19,761	$19,761	$40,520	$40,520
Cost of revenue	3,839	3,996	7,324	7,649

Gross profit	15,922	15,765	33,196	32,871

Operating expenses:
Product development	3,748	3,982	7,899	8,394
Sales and marketing	8,392	8,740	19,708	20,444
General and administrative	3,319	2,580	7,669	5,411
Business consolidation, transaction and restructuring costs	1,686	1,686	1,690	2,392

Total operating expenses	17,145	16,988	36,966	36,641

Operating loss	$(1,223)	$(1,223)	$(3,770)	$(3,770)

Prior Period Adjustments

During the second quarter of 2011, we identified errors in our consolidated financial statements for the transition period ended December 31, 2010 and for the three months ended March 31, 2011. The errors were due to over accruals of our royalty expense of $0.4 million and $0.3 million for the transition period ended December 31, 2010 and the three months ended March 31, 2011, respectively. Additionally, the royalty accrual liability included in our purchase price allocation related to the Merger was overstated by $0.2 million. As a result, our accrued liabilities were overstated by $0.5 million and $0.9 million as of December 31, 2010 and March 31, 2011, respectively. We have analyzed the potential impact of this item and concluded that while the accumulation of this error was significant to the statement of operations for three months ended June 30, 2011, the correction would not be material to any prior period, taking into account the requirements of the SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).

In accordance with the applicable guidance, management evaluated the materiality of the errors from a qualitative and quantitative perspective. Based on such evaluation, we concluded that correcting the error of $0.4 million and $0.3 million for the year ended December 31, 2010 and three months ended March 31, 2011, respectively, would be immaterial to the expected full year results for 2011 and correcting the error would not have had a material impact on any individual prior period financial statements or affect the future financial results. We recorded the $0.2 million over accrual included in our purchase price allocation as a measurement period adjustment. Conversely, we concluded that correcting the remaining cumulative error of $0.6 million during the three months ended June 30, 2011, was significant to our statement of operations for the three months ended June 30, 2011. We recorded the adjustment in the six months ended June 30, 2011 as a non-cash adjustment to reduce both the royalty expense and accrued liabilities by $0.6 million. As provided by SAB 108, the portion of the error correction that impacts the results for the quarter ended March 31, 2011 will not require the previously filed quarterly report on Form 10-Q for the period ended March 31, 2011 to be amended and the correction is permitted to be made the next time we file such prior period financial statements. We plan to recast the results for the three months ended March 31, 2011 no later than the filing of our annual report on Form 10-K for the period ended December 31, 2011.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to share-based compensation, income taxes, contingent consideration, and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual future results could differ from those estimates.

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

Deferred Costs

Occasionally we enter into professional service arrangements under which resulting revenue is deferred until certain elements of the arrangements are delivered. As a result, if deemed material, we defer the direct variable expense, not exceeding the revenue deferred, in other current assets on the balance sheet until the period when revenue is recognized. Direct and incremental variable expenses include direct labor costs and direct services contracts with third parties working on the software service arrangements. As of June 30, 2011 and December 31, 2010, we deferred approximately $0.7 million and $0.5 million, respectively, of direct and incremental variable costs related to software service arrangements where the revenue is deferred until future periods.

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

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial carrying amounts and the tax basis of existing assets and liabilities by applying enacted statutory tax rates applicable to future years. The provision for income taxes is based on our estimates for taxable income of the various legal entities and jurisdictions in which we operate. As such, income tax expense may vary from the customary relationship between income tax expense and pre-tax income. We establish a valuation allowance against our net deferred tax assets to reduce them to the amount expected to be realized.

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

Interest and penalties related to income tax matters are recognized in income tax expense. During the three and six months ended June 30, 2011 we incurred approximately $44,000 and $81,000, respectively, in interest and penalties. We did not incur any interest or penalties during the three and six months ended June 30, 2010.

2.	Business Combinations

Merger with Symyx

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

Recording of Assets Acquired and Liabilities Assumed

The following table summarizes the acquisition-date fair value of the identifiable assets acquired and liabilities assumed, including an amount for recognized goodwill:

(in thousands)
Fair Value of Consideration Transferred	$179,297
Less: Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	74,497
Accounts receivable	14,234
Other current assets	8,193
Property, plant and equipment	8,735
Intangible assets	75,390
Long-term investments	18,510
Other assets	10,223
Other current liabilities	(24,744)
Deferred revenue	(14,559)
Other long-term liabilities	(18,239)

Goodwill	$27,057

During the six months ended June 30, 2011, we made measurement period adjustments totaling $0.4 million to accrued liabilities and accrued income tax balances. We did not recast the December 31, 2010 balance sheet as a result of these measurement period adjustments as we did not consider them to be material.

Actual and Pro Forma Impact of the Merger

The following unaudited pro forma information presents the consolidated results of Accelrys and Symyx for the three and six months ended June 30, 2010, with adjustments to give effect to pro forma events that are directly attributable to the Merger and have a continuing impact, but exclude the impact of pro forma events that are directly attributable to the Merger and are one-time occurrences. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods, the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results of operations that the combined company will experience after the Merger. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the Merger. The unaudited pro forma information also does not include any integration costs, dis-synergies or remaining future transaction costs that the companies may incur as a result of the Merger and combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the Merger had occurred on January 1, 2010 are as follows:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Unaudited pro forma consolidated results:
Revenue	$39,443	$82,315
Net loss from continuing operations	$(15,058)	$(20,040)

Acquisition of Contur

On May 19, 2011, by and through our subsidiary, Accelrys Software Inc., we entered into a Sale and Purchase Agreement (the “Purchase Agreement”) pursuant to which we acquired all outstanding equity interests in Contur Industry Holding AB and Contur Software AB (collectively, “Contur”). We acquired Contur as part of our strategy to expand our product portfolio to complement our current software offerings. Based in Stockholm, Sweden, Contur licenses electronic laboratory notebook software solutions which enable scientific organizations to document their research and development processes and to capture their intellectual property. Contur is a provider of electronic lab notebook capabilities via a software-as-a-service model.

The total consideration for the net assets acquired is up to $11.1 million, consisting of an initial cash payment of $10.6 million, which was paid in connection with the signing and simultaneous closing of the acquisition, and additional consideration of up to $0.5 million upon the achievement of certain agreed-upon performance milestones, payable in equal increments upon each of the first and second anniversaries of the date of the acquisition. In accordance with the term of the agreement, we deposited $0.5 million in an escrow account in our name on the acquisition date for the potential payments under the contingent consideration obligation. These funds are included in the restricted cash line item in the condensed consolidated balance sheet as of June 30, 2011.

We funded the purchase price with cash on hand. All acquisition costs related to the transaction were expensed as incurred. The total acquisition date fair value of the consideration was estimated at $10.8 million as follows (in thousands):

Initial cash payment to Contur	$10,624
Estimated fair value of contingent milestone consideration	224

Total consideration	$10,848

On the acquisition date, a liability of $0.2 million was recognized for the estimated fair value of the contingent milestone consideration. Any change in the fair value of the liability subsequent to the acquisition date will be recognized in earnings. We have determined the fair value of the contingent consideration obligation based on a discounted probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving the milestone criteria.

The preliminary allocation of the purchase price is as follows:

(in thousands)
Fair Value of Consideration Transferred	$10,848
Less: Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	761
Accounts receivable	641
Other current assets	240
Property, plant and equipment	51
Intangible assets	4,310
Other current liabilities	(727)
Deferred tax liabilities	(1,304)
Deferred revenue	(353)

Goodwill	$7,229

Given the proximity of the acquisition to the quarter ended June 30, 2011, the above purchase price allocation is considered preliminary and is subject to revision during the measurement period. Management is awaiting the third party analysis of the valuation of acquired intangible assets, deferred revenue and contingent consideration. Additionally, we are in the process of obtaining support for the net present value of accounts receivable and other assets, and obligations related to income tax and other liabilities.

In addition to the initial purchase price, we have deposited $2.0 million in an escrow account in the name of the six former equity holders of Contur, its release contingent upon the satisfaction of certain representations and warranties for a period of two years following the acquisition date. These contingent payments will be released in $1.0 million increments upon each of the first and second anniversaries of the date of the acquisition if, and to the extent that, no breaches of the representations and warranties have occurred. The $2.0 million is also subject to forfeit in equal amounts by each of the former equity holders if employment is terminated prior to a two year retention period. Accordingly, the payment was determined to be compensation for post-acquisition service, the cost of which will be recognized as contingent compensation expense over the two year retention period.

We have determined that the acquisition of Contur was a non-material business combination. As such, pro forma disclosures are not required and are not presented in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements include the operating results of Contur from the date of acquisition.

3.	Net Loss Per Share

We compute net loss per share pursuant to FASB ASC Topic 260, Earnings Per Share. Accordingly, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents.

As we reported a net loss for the three and six months ended June 30, 2011 and June 30, 2010, basic and diluted net loss per share were the same. Potentially dilutive securities outstanding totaling 6.1 million and 4.5 million shares were not included in the computation of diluted net loss per share for the three and six months ended June 30, 2011 and June 30, 2010, respectively, because to do so would have been anti-dilutive.

4.	Share-Based Payments

Share-Based Award Activity

Our stock options generally vest over four years and have a contractual term of seven to ten years. A summary of stock option activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(In thousands, except per share amounts)
Outstanding at December 31, 2010	5,858	$9.42
Granted	6	8.52
Exercised	(222)	4.81
Expired/Forfeited	(461)	20.90

Outstanding at June 30, 2011	5,181	8.58	4,175	5.23

Exercisable at June 30, 2011	3,430	9.79	2,579	3.82

The aggregate intrinsic value of stock options outstanding and exercisable at June 30, 2011 was based on the closing price of our common stock on June 30, 2011 of $7.11 per share. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2011 was $72,000 and $0.6 million, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2010 was $47,000 and $0.2 million, respectively.

RSUs granted under our Amended and Restated 2004 Stock Incentive Plan , as amended (the “2004 Plan”), and the 2007 Plan generally vest annually over three years and, once vested, do not expire. Upon vesting of an RSU, employees are generally issued an equivalent number of shares of our common stock. A summary of RSU activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands, except per share amounts)
Unvested at December 31, 2010	1,020	$6.32
Granted	2	8.49
Vested	(85)	6.35
Forfeited	(20)	5.61

Unvested at June 30, 2011	917	$6.25

Included in the vested shares for the period are approximately 36,000 shares tendered to us by employees for payment of minimum income tax obligations upon vesting of RSUs.

Share-Based Compensation Expense

The estimated fair value of our share-based awards is recognized as a charge against income on a straight-line basis over the requisite service period, which is typically the vesting period of the award. Total share-based compensation expense recognized in our consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Cost of revenue	$53	$52	$137	$130
Product development	234	237	467	462
Sales and marketing	465	346	885	634
General and administrative	557	501	1,143	927
Business consolidation, transaction and restructuring costs	95	—	52	—

Total stock-based compensation expense	$1,404	$1,136	$2,684	$2,153

No share-based compensation expense was capitalized in the periods presented. At June 30, 2011, the gross amount of unrecognized share-based compensation expense relating to unvested share-based awards was approximately $5.2 million, which we anticipate recognizing as a charge against operations over a weighted average period of 2.1 years. The total fair value of RSUs vested was $0.5 million and $0.8 million for the three and six months ended June 30, 2011, respectively. The total fair value of RSUs vested was $0.6 million for each of the three and six months ended June 30, 2010.

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

On March 11, 2011, we entered into a second stock repurchase plan (the “Second Repurchase Plan”) with a broker in accordance with Rule 10b5-1 of Exchange Act. Pursuant to the Second Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we have instructed the broker to purchase for our account up to an additional $4.0 million worth of our common stock by September 30, 2011. As of June 30, 2011 we had repurchased 253,624 shares of our common stock for $2.0 million pursuant to the Second Repurchase Plan. In July 2011 we purchased 273,141 shares for $2.0 million pursuant to the Second Repurchase Plan. All of the shares repurchased under the Repurchase Plan and Second Repurchase Plan have been recorded as treasury stock.

On August 3, 2011, our board of directors authorized the Company to commit up to $8.0 million during the next four fiscal quarters, not to exceed up to $2 million per quarter, for the repurchase of the Company’s common stock pursuant to a program to be executed in accordance with a Rule 10b5-1 trading plan.

5.	Comprehensive Loss

In accordance with FASB ASC Topic 220, Comprehensive Income, we report the components of comprehensive loss, including net loss, in the financial statements for the period in which they are recognized. Comprehensive loss is defined as all changes in equity during a period from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. We present comprehensive loss in our consolidated statements of stockholders’ equity. Accumulated other comprehensive loss in stockholders’ equity consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net loss	$(4,520)	$(1,582)	$(10,234)	$(3,956)
Foreign currency translation adjustment	(319)	289	(720)	572
Unrealized gain on marketable securities	150	—	165	—

Total comprehensive loss	$(4,689)	$(1,293)	$(10,789)	$(3,384)

6.	Marketable Securities

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

Marketable securities as of June 30, 2011 and December 31, 2010 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2011:
Short-Term Marketable Securities:
U.S. Treasury securities	$4,546	$2	$—	$4,548
U.S. government and agency securities	8,395	4	(1)	8,398
Commercial paper and certificate of deposits	11,391	2	—	11,393
Corporate debt securities	33,575	26	(10)	33,591
Municipal debt securities	5,595	—	—	5,595

Total Short-Term Marketable Securities	$63,502	$34	$(11)	$63,525

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Long-Term Marketable Securities:
U.S. Treasury securities	$5,818	$47	$—	$5,865
U.S. government and agency securities	4,591	28	—	4,619
Corporate debt securities	18,934	47	(8)	18,973
Certificates of deposits=	550	—	(1)	549

Total Long-Term Marketable Securities	$29,893	$122	$(9)	$30,006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2010:
Short-Term Marketable Securities:
U.S. Treasury securities	$5,519	$—	$—	$5,519
U.S. government and agency securities	6,348	—	(2)	6,346
Commercial paper and certificates of deposit	9,268	1	(1)	9,268
Corporate debt securities	6,243	2	(3)	6,242
Municipal debt securities	4,900	—	—	4,900

Total Short-Term Marketable Securities	$32,278	$3	$(6)	$32,275

Long-Term Marketable Securities:
U.S. Treasury securities	$798	$—	$(1)	$797
U.S. government and agency securities	4,610	—	(7)	4,603
Corporate debt securities	11,554	1	(19)	11,536

Total Long-Term Marketable Securities	$16,962	$1	$(27)	$16,936

As of June 30, 2011 and December 31, 2010, we did not have any investments in marketable securities that were in an unrealized loss position for twelve months or greater.

We assess our marketable securities for impairment under the guidance provided by ASC Topic 320. Accordingly, we review the fair value of our marketable securities at least quarterly to determine if declines in the fair value of individual securities are other-than-temporary in nature. If we believe the decline in the fair value of an individual security is other-than-temporary, we write-down the carrying value of the security to its estimated fair value, with a corresponding charge against income. To determine if a decline in the fair value of an investment is other-than-temporary, we consider several factors including, among others, the period of time and extent to which the estimated fair value has been less than cost, overall market conditions, the historical and projected future financial condition of the issuer of the security and our ability and intent to hold the security for a period of time sufficient to allow for a recovery of the market value. The unrealized losses related to our marketable securities held as of June 30, 2011 and December 31, 2010 were primarily caused by recent fluctuations in market interest rates, and not the credit quality of the issuer, and we have the ability and intent to hold these securities until a recovery of fair value, which may be at maturity. As a result, we do not believe these securities to be other-than-temporarily impaired as of June 30, 2011.

7.	Long Term Investments

Our long term investments consist of equity investments in privately held companies. We determine the accounting method used to account for investments in equity securities of other business entities in which we do not have a controlling interest primarily based on our ownership of each such business entity and whether we have the ability to exercise significant influence over the strategic, operating, investing, and financing activities of each such business entity. As we do not have a controlling interest or have the ability to exercise significant influence over the companies, we account for our investments using the cost method of accounting. We monitor these investments for impairment by considering current factors including economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment. We have determined that as of June 30, 2011, these investments were not impaired.

We have determined that one of the entities, Freeslate Inc. (“Freeslate”), in which we carry an approximately 19.5% equity interest, is a variable interest entity in which we are not the primary beneficiary. The key factors in our assessment were that Freeslate’s management team and board of directors were solely responsible for all economic aspects of the entity, including key business decisions that impact Freeslate’s economic performance and we do not have power, through our variable interest, to direct the activities that most significantly impact the economic performance of Freeslate. We also do not hold any seats on Freeslate’s board of directors. Accordingly, we account for our investment in Freeslate as a cost method investment. The carrying value of our investment in Freeslate was $1.0 million as of both June 30, 2011 and December 31, 2010. In addition to our equity interest, we have a warrant allowing us to retain our 19.5% interest in the event of dilution through future stock issuances under Freeslate’s existing stock plans.

We also hold an unsecured promissory note receivable with a face value of $10.0 million from Freeslate, which bears interest at 8% per annum payable annually in arrears. The note requires principal payments in the amount of $1.0 million starting on March 1, 2014 and continuing annually until March 1, 2019, with the final principal payment of $4.0 million due on March 1, 2020. As the note receivable was acquired in the Merger with Symyx, it was revalued in purchase accounting to its then fair value of $8.8 million. The note receivable is not measured at fair value on a recurring basis, but is periodically reviewed for possible impairment. The note receivable is included in other assets in the condensed consolidated balance sheet and has a carrying amount of $8.7 million as of June 30, 2011.

Our maximum exposure to loss as a result of our interests in Freeslate is limited to the aggregate of the carrying value of our equity investment and promissory note receivable. There were no future funding commitments as of June 30, 2011 related to Freeslate.

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

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy:

	Carrying Value at June 30, 2011	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2011:
Cash equivalents (1)	$13,957	10,507	$3,450	—
Short-Term Marketable Securities:
U.S. Treasury securities	4,548	4,548	—	—
U.S. government and agency securities	8,398	—	8,398	—
Commercial paper and certificates of deposit	11,393	—	11,393	—
Corporate debt securities	33,591	—	33,591	—
Municipal debt securities	5,595	—	5,595	—
Long-Term Marketable Securities:
U.S. Treasury securities	5,865	5,865	—	—
U.S. government and agency securities	4,619	—	4,619	—
Corporate debt securities	18,973	—	18,973	—
Certificates of deposit	549	—	549	—

Total assets at fair value	$107,488	$20,920	$86,568	—

Liabilities:
Acquisition related contingent consideration	224	—	—	224

Total liabilities at fair value	224	—	—	224

(1)	Cash equivalents are included in the Cash and cash equivalents line in the consolidated balance sheet

There were no transfers between Level 1 and Level 2 securities during the three and six months ended June 30, 2011.

	Carrying Value at December 31, 2010	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2010:
Cash equivalents (1)	$59,751	$53,146	$6,605	—
Short-Term Marketable Securities:
U.S. Treasury securities	5,519	5,519	—	—
U.S. government and agency securities	6,346	—	6,346	—
Commercial paper and certificates of deposit	9,268	—	9,268	—
Corporate debt securities	6,242	—	6,242	—
Municipal debt securities	4,900	—	4,900	—
Long-Term Marketable Securities:
U.S. Treasury securities	797	797	—	—
U.S. government and agency securities	4,603	—	4,603	—
Corporate debt securities	11,536	—	11,536	—

Total	$108,962	$59,462	$49,500	—

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

Acquisition Related Contingent Consideration

We recorded an acquisition-related liability for contingent consideration representing the amounts payable to former Contur shareholders, as outlined under the terms of the Purchase Agreement, upon the achievement of certain agreed-upon performance milestones. The fair value of this Level 3 liability is estimated based on a discounted probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving the milestone criteria. Subsequent changes in the fair value of the contingent consideration liability will be recorded in the statement of operations. As discussed in Note 2, the valuation of this contingent liability is included in our preliminary purchase price allocation and is subject to change during the measurement period. There was no change to the recognized amount of the liability for contingent consideration from the acquisition date through June 30, 2011.

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

9.	Goodwill and Purchased Intangible Assets

Intangible assets consist of the following as of June 30, 2011 and December 31, 2010.

	June 30, 2011			December 31, 2010
	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization
		(In thousands)			(In thousands)
Intangible assets subject to amortization:
Purchased technology	8	$54,653	$17,845	8	$52,650	$12,668
Purchased customer relationships	7	21,674	5,425	7	19,750	2,953
Purchased backlog	3	6,340	2,621	3	6,340	852
Purchased contract base	5	50	50	5	50	50
Purchased intellectual property	5	1,998	1,230	5	1,998	1,028
Purchased trademark/tradename	5	5,600	1,219	5	5,600	589

		$90,315	$28,390		$86,388	$18,140

Intangible assets not subject to amortization:
Purchased trademark/tradename		$2,869			$2,500

As discussed in Note 2, intangible assets related to the Contur acquisition are included in our preliminary purchase price allocation and are subject to change during the measurement period. Intangible assets are amortized over their estimated useful lives either on a straight-line or accelerated basis that reflects the pattern in which the economic benefits of the intangible assets are expected to be realized, which range from two to fifteen years, with no residual value. Intangible asset amortization expense was $5.1 and $10.3 million for the three and six months ended June 30, 2011, respectively. Intangible asset amortization expense was $0.1 million and $0.3 million for the three and six months ended June 30, 2010, respectively.

Future estimated amortization expense for intangible assets as of June 30, 2011 and for each of the succeeding five years is as follows is subject to change as a result of measurement period adjustments. (in thousands):

Six months ended December 31, 2011	$10,911
2012	17,994
2013	12,556
2014	9,194
2015	5,047

Total	$55,702

The changes in the carrying amount of goodwill for the six months ended June 30, 2011, are as follows (in thousands):

Balance at December 31, 2010	$69,356
Goodwill acquired in the Contur acquisition	7,229
Goodwill measurement period adjustments	365	(1)
Effect of foreign exchange	(20)

Total	$76,930

(1)	As discussed in Note 2, we made measurement period adjustments related to the Merger totaling $0.4 million to accrued liabilities and accrued income tax balances.

10.	Guarantees

Guarantee of Lease Obligation of Others

On April 30, 2004, we spun-off our drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. (“PDD”), into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. The landlords of our New Jersey facilities, which were used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $12.0 million as of June 30, 2011. In the event that PDD defaults on its lease commitment, we are permitted under the guarantee to sublease the facility in order to mitigate our lease obligation. In fiscal year 2005, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair market value of the guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. The liability for our guarantee of the lease obligation was $0.3 million at June 30, 2011 and December 31, 2010.

Other Guarantees and Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of June 30, 2011.

11.	Restructuring Activities

The following summarizes the changes in our accrued restructuring charges liability:

	Severance and Related Costs	Lease Obligation Exit and Facility Closure Costs	Total
	(In thousands)
Balance at March 31, 2009	$175	$817	$992
Additional severance and lease abandonment charges	(74)	(12)	(86)
Adjustments to liability	(61)	142	81
Cash payments	(43)	(370)	(413)
Effect of foreign exchange	3	63	66

Balance at March 31, 2010	—	640	640
Symyx acquired balance	138	5,860	5,998
Additional severance and lease abandonment charges	4,500	230	4,730
Adjustments to liability	—	40	40
Cash payments	(1,763)	(5,549)	(7,312)
Effect of foreign exchange	(9)	20	11

Balance at December 31, 2010	$2,866	$1,241	$4,107
Additional severance charges	1,166	159	1,325
Adjustments to liability	—	(45)	(45)
Cash payments	(2,734)	(253)	(2,987)
Effect of foreign exchange	11	25	36

Balance at June 30, 2011	$1,309	$1,127	$2,436

On April 28, 2011, we renegotiated a sublease for a facility in the UK that was abandoned in 2006 and for which the tenant had exercised a break clause, whereby the tenant reduced the amount of floor space sublet. Additionally, we are currently negotiating the sublease of the remaining floor space with another party. As a result of the change in estimate of sublease income for this facility, we have recorded an additional $0.2 million in restructuring expense during the three months ended June 30, 2011.

On April 28, 2011, we committed to the implementation of a reduction in force of approximately 10-15 employees, in connection with the streamlining of our operations and integrating our Content business. As a result, we incurred total severance charges of approximately $0.5 million during the three months ended June 30, 2011 of which $0.4 million have been paid with the remaining balance expected to be paid during the year ending December 31, 2011.

In July 2010, as a result of the Merger, we implemented a plan to terminate the employment of approximately 80 employees in the U.S., Europe and Asia-Pacific. As a result of the terminations, we have incurred total severance charges of approximately $5.1 million, with $4.5 million incurred during the fiscal period ended December 31, 2010 and $0.6 million incurred during the six months ended June 30, 2011, respectively. As of June 30, 2011, $4.1 million in cash payments had been made, and the remaining $1.0 million will be paid during the year ending December 31, 2011.

Prior to the Merger, Symyx had implemented various restructuring plans under which lease obligations of approximately $0.4 million remains as of June 30, 2011. Additionally, prior to 2007, we had implemented a restructuring plan under which our lease obligation remains. Our remaining lease obligations terminate in 2012, 2016 and 2022, respectively.

All amounts incurred in connection with the above activities are recorded in the “Business consolidation, transaction and restructuring costs” line in the accompanying consolidated statements of operations.

12.	Royalty and Other Income (Expense), Net

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

Royalty and other income (expense), net consisted of the following:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(In thousands)
Royalty income, net	$1,511	—	$3,455	—
Interest Income	429	51	747	$129
Foreign currency transaction gain	419	(176)	1, 028	40
Purchased intangible assets amortization	(591)	—	(1,182)	—
Other	69	(9)	69	(9)

Total royalty and other income (expense), net	$1,837	$(134)	$4,117	$160

13.	Legal Proceedings

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

On June 22, 2010, the defendants entered into a memorandum of understanding (the “MOU”) with the plaintiffs, pursuant to which the defendants and the plaintiffs agreed to settle the Consolidated Action. Subject to court approval and further definitive documentation the MOU resolves the allegations by the plaintiffs against the defendants made in connection with the Merger and the Merger Agreement, and provides a release and settlement by the purported class of Symyx stockholders with prejudice of all asserted claims against the defendants without costs to any defendant (other than as expressly provided in the MOU), in exchange for Symyx’s agreement to provide additional supplemental disclosures to the joint proxy statement/prospectus issued by Accelrys and Symyx in connection with the Merger. Accelrys and Symyx made the appropriate supplemental disclosures on June 23, 2010. On January 28, 2011 the plaintiffs filed the Unopposed Notice of Motion for Preliminary Approval of a Class Action Settlement and supporting documents. On February 25, 2011, the Court signed a preliminary approval order, which granted preliminary certification of a non-opt out class and set a settlement hearing for May 6, 2011 to determine whether a final order and judgment should be granted to settle this matter. On July 15, 2011, the Court approved the settlement amount of $0.3 million, which will be paid by our insurance carrier as all deductibles have been met.

In addition to the foregoing, we are subject to various claims and legal proceedings arising in the ordinary course of our business. While any legal proceeding has an element of uncertainty, management believes that the disposition of such matters, in the aggregate, will not have a material effect on our results of operations.

14.	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 requires entities to report all non-owner changes in stockholders’ equity in either a single continuous statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, or when an item must be reclassified to net income. ASU 2011-05 requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Other than the presentational changes that will be required by ASU 2011-05, the adoption of ASU 2011-05 is not expected to have any impact on our consolidated financial statements.

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

Stock Repurchase Plan

On March 11, 2011, we entered into the Second Stock Repurchase Plan in accordance with Rule 10b5-1 of Exchange Act. Pursuant to the Second Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we have instructed the broker to purchase for our account up to an additional $4.0 million worth of our common stock by September 30, 2011. In July 2011, we purchased 273,141 shares of our common stock for 2.0 million pursuant to the Second Repurchase Plan. All of the shares repurchased have been recorded as treasury stock.

On August 3, 2011, our board of directors authorized the Company to commit up to $8.0 million during the next four fiscal quarters, not to exceed up to $2 million per quarter, for the repurchase of the Company’s common stock pursuant to a program to be executed in accordance with a Rule 10b5-1 trading plan.

Intermolecular

On July 28, 2011, Symyx entered into the IM Agreement with IM. Symyx is currently a stockholder of IM, holding 7,936,409 shares of IM common stock on an as-converted to common stock basis as of July 15, 2011. By virtue of its stock ownership, pursuant to a voting agreement, Symyx is also entitled to appoint one member of the IM board of directors.

Pursuant to the terms of the IM Agreement, if certain closing conditions (which, as described in greater detail below, are highly uncertain and not within the control of us or Symyx) are satisfied, Symyx will be obligated to: (i) terminate all royalty obligations of IM accruing after December 31, 2011 pursuant to an existing Alliance Agreement and an existing Collaborative Development and License Agreement between Symyx and IM; and (ii) transfer to IM, subject to a license grant back to Symyx, certain patents relating to Symyx’s legacy high-throughput research business.

As consideration for the foregoing, IM is obligated to: (i) use its commercially reasonable efforts to allow Symyx to be included as a selling stockholder in the IPO with respect to not less than all of the IM shares held by Symyx (and Symyx is obligated to sell such shares); (ii) to the extent the gross proceeds from Symyx’s sale of all of its IM shares in the IPO are less than $67 million, issue a secured promissory note to Symyx upon the consummation of the IPO in an amount equal to such shortfall; and (iii) reimburse Symyx for 50% of the underwriting discounts and commission payable by Symyx with respect to the sale of such shares in the IPO. The promissory note, if issued, would have a term of 24 months and an interest rate equal to 4%.

Such note would be payable in quarterly installments in an amount equal to the greater of $500,000 per quarter or the amount of accrued interest for such quarter, with a balloon payment due at maturity, if applicable. Such note would also be pre-payable by IM at any time without penalty or premium and would be secured by a proportionate amount of IM’s tangible personal property, excluding intellectual property.

In addition, pursuant to the IM Agreement, IM agreed to continue to sublicense from Symyx its rights to certain patents and to assume certain royalty and license fee obligations relating thereto.

The closing of the transactions contemplated by the IM Agreement is subject to a number of customary conditions. In addition, however, the closing is also subject to the consummation of the IPO and the sale of all of Symyx’s IM shares in such IPO. While IM filed with the SEC a Registration Statement on Form S-1 relating to the IPO on July 29, 2011, the IM Agreement expressly provides that IM has the sole and absolute right to terminate or withdraw such registration statement. Additionally, as with any public offering of securities, market conditions may delay or prevent the consummation of the IPO. Accordingly, there can be no assurance that an IPO will be completed in a timely manner or at all. Furthermore, pursuant to the terms of the IM Agreement, the underwriters for the IPO are entitled to exclude Symyx from the IPO as a selling stockholder in the event that they determine that marketing factors require a limitation of the number of shares to be underwritten, meaning that there can be no assurance that the closing of the transactions contemplated by the IM Agreement will occur even if the IPO is consummated.

In addition, the IM Agreement may be terminated: (i) by mutual written consent of Symyx and IM; (ii) by either Symyx or IM, in the event that the closing has not occurred prior to July 1, 2012; or (iii) by Symyx, in the event that Symyx has been excluded from the IPO as a selling stockholder. Upon a termination of the IM Agreement, the existing contractual relationships between Symyx and IM (including IM’s royalty obligations pursuant to the existing Alliance Agreement and existing Collaborative Development and License Agreement between Symyx and IM) would remain in place, subject to certain waivers granted by Symyx as a stockholder of IM to allow for the IPO to occur prior to July 1, 2012.

2011 Stock Incentive Plan

On August 3, 2011, our stockholders approved the adoption of our 2011 Stock Incentive Plan (the “2011 Plan”). The total number of shares of our common stock that are reserved for issuance under the 2011 Plan is 17.75 million shares of our common stock (i) less (x) that number of shares of our common stock subject to a stock option or stock appreciation right (“SAR”) granted after May 31, 2011 under the 2004 Plan or the 2007 Plan (together, the “Prior Plans”) and (y) 2.22 shares of our common stock for every one share of our common stock that was subject to an award other than a stock option or SAR granted after May 31, 2011 under the Prior Plans, and (ii) plus (x) that number of shares of our common stock subject to a stock option or SAR, that in each case would, at any time after May 31, 2011, otherwise return to the available pool of unissued shares reserved for awards under any Prior Plan (ignoring the termination or expiration of such plans for the purpose of determining the number of shares available under the plan) and (y) 2.22 shares of our common stock for every one share of our common stock that was subject to an award other than a stock option or SAR, that in each case would, at any time after May 31, 2011, otherwise return to the available pool of unissued shares reserved for awards under any Prior Plan (ignoring the termination or expiration of such plans for the purpose of determining the number of shares available under the plan); provided, however, that the maximum aggregate number of shares of common stock that may be issued pursuant to incentive stock options will be 17.75 million shares of common stock. The 2011 Plan also provides that the following shares of our common stock will not be returned to the 2011 Plan or otherwise become available for issuance under the 2011 Plan: (i) shares of common stock tendered by participants as full or partial payment to the Company upon exercise of options granted under the 2011 Plan; (ii) shares of common stock withheld by, or otherwise remitted to, the Company to satisfy a participant’s tax withholding obligations; and (iii) shares of common stock covered by the portion of any SAR that is exercised (whether or not such shares of common stock are actually issued to a participant upon exercise of the SAR).

Notwithstanding the foregoing, any shares of common stock issued in connection with awards other than stock options and SARs will be counted against the total share limit reserved under the 2011 Plan by applying the Multiplier (as defined below) to the shares of common stock covered by each such award; conversely, shares of common stock returned to or deemed not to have been issued from the 2011 Plan under awards other than stock options and SARs will return to the share reserve at a rate determined by multiplying such number of shares by the Multiplier. The “Multiplier” for awards other than stock options and SARs will be 2.22 shares of common stock for every 1.0 share of common stock issued in connection with such award. For example, a grant of a restricted stock award for 1,000 shares would count as 2,220 shares against the reserve, and if returned to the 2011 Plan, would count as 2,220 shares returned to the 2011 Plan.

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

Overview

On July 1, 2010, pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub merged with and into Symyx, with Symyx surviving as our wholly-owned subsidiary. Symyx’s operating results are included in our results of operations beginning July 1, 2010. The financial statements and financial comparisons included in this Form 10-Q relate to the three and six month periods ended June 30, 2011 and 2010. The financial results for the three and six month periods ended June 30, 2010 have been recast to allow for comparison based on our recent change in fiscal year-end from March 31 to December 31.

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

Comparison of the Three Months Ended June 30, 2011 and 2010

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Three Months Ended June 30,
	2011	2010
Revenue:
License and subscription revenue	55%	78%
Maintenance on perpetual licenses	25%	12%
Content	13%	—
Professional services and other	7%	10%

Total revenue	100%	100%

Cost of revenue:
Cost of revenue	25%	20%
Amortization of completed technology	6%	* %

Total cost of revenue	31%	20%

Gross profit	69%	80%
Operating expenses:
Product development	25%	20%
Sales and marketing	37%	44%
General and administrative	12%	13%
Business consolidation, transaction and restructuring costs	7%	9%
Purchased intangible asset amortization	7%	* %

Total operating expenses	88%	86%

Operating loss	(19)%	(6)%
Royalty and other income (expense), net	5%	(1)%

Loss before income taxes	(13)%	(7)%
Income tax expense (benefit)	* %	1%

Net loss	(13)%	(8)%

*	Less than 1%.

Due to rounding to the nearest percent, totals may not equal the sum of the line items in the table above.

Revenue

Total revenue increased to $33.7 million for the three months ended June 30, 2011, as compared to $19.8 million for the three months ended June 30, 2010. The increase in revenue during the quarter ended June 30, 2011 was attributable to the Merger.

License and subscription revenue. License and subscription revenue increased to $18.6 million for the three months ended June 30, 2011, as compared to $15.4 for the three months ended June 30, 2010. As a percentage of total revenue, license and subscription revenue was 55% for the three months ended June 30, 2011, as compared to 78% for the three months ended June 30, 2010. The increase in license and subscription revenue during the quarter ended June 30, 2011 was attributable to the Merger.

Maintenance on perpetual licenses. Maintenance on perpetual licenses revenue increased to $8.6 million for the three months ended June 30, 2011, as compared to $2.4 million for the three months ended June 30, 2010. As a percentage of total revenue, revenue from maintenance on perpetual licenses increased to 25% for the three months ended June 30, 2011, as compared to 12% for the three months ended June 30, 2010. The increase in revenue from maintenance on perpetual licenses was attributable to the Merger.

Content. Content revenue was $4.3 million for the three months ended June 30, 2011 and comprised 13% of total revenue for the three months ended June 30, 2011.

Professional services and other. Professional services and other revenue increased to $2.3 million for the three months ended June 30, 2011, as compared to $2.0 million for the three months ended June 30, 2010. As a percentage of total revenue, professional services and other revenue decreased slightly to 7% for the three months ended June 30, 2011 as compared to 10% for the three months ended June 30, 2010.

Total Cost of Revenue

Cost of Revenue. Cost of revenue increased to $8.6 million for the three months ended June 30, 2011, as compared to $4.0 million for the three months ended June 30, 2010. As a percentage of revenue, cost of revenue increased to 25% for the three months ended June 30, 2011 as compared to 20% for the three months ended June 30, 2010. The increase in cost of revenue during the quarter ended June 30, 2011 was primarily attributable to an increase in software and content royalties of approximately $0.6 million, an increase in personnel and related expenses in our services department of approximately $2.5 million, an increase in professional fees of approximately $0.4 million, and an increase in overhead expense of approximately $1.1 million, each as a result of the Merger.

Amortization of Completed Technology. Amortization of completed technology increased to $2.0 million for the three months ended June 30, 2011, as compared to $41,000 for the three months ended June 30, 2010. As a percentage of revenue, amortization of completed technology increased to 6% for the three months ended June 30, 2011 as compared to less than 1% for the three months ended June 30, 2010. The increase in amortization of completed technology was due to amortization of completed technology intangible assets acquired in the Merger.

Operating Expenses

Product Development Expenses. Product development expenses increased to $8.4 million for the three months ended June 30, 2011, as compared to $4.0 million for the three months ended June 30, 2010. As a percentage of revenue, product development expenses increased to 25% for the three months ended June 30, 2011 as compared to 20% for the three months ended June 30, 2010. The increase in product development expenses during the quarter ended June 30, 2011 was primarily attributable to an increase in personnel and related expenses of approximately $2.6 million, an increase in professional fees of approximately $0.7 million and an increase in overhead expense of approximately $1.1 million, each as a result of the Merger.

Sales and Marketing Expenses. Sales and marketing expenses increased to $12.3 million for the three months ended June 30, 2011, as compared to $8.7 million for the three months ended June 30, 2010. As a percentage of revenue, sales and marketing expenses decreased to 37% for the three months ended June 30, 2011 as compared to 44% for the three months ended June 30, 2010. The increase in sales and marketing expenses during the quarter ended June 30, 2011 was primarily attributable to an increase in personnel and related expenses of approximately $2.3 million, an increase in professional fees of approximately $0.4 million and an increase in overhead expense of approximately $0.9 million, each as a result of the Merger.

General and Administrative Expenses. General and administrative expenses increased to $4.0 million for the three months ended June 30, 2011, as compared to $2.6 million for the three months ended June 30, 2010. As a percentage of revenue, general and administrative expenses decreased to 12% for the three months ended June 30, 2011 as compared to 13% for the three months ended June 30, 2010. The increase in general and administrative expenses during the quarter ended June 30, 2011 was primarily attributable to an increase in personnel and related expenses of approximately $0.7 million, an increase in professional fees of approximately $0.2 million and an increase in overhead expense of approximately $0.5 million, each as a result of the Merger.

Business Consolidation, Transaction and Restructuring Costs. Business consolidation, transaction and restructuring costs of $2.4 million for the three months ended June 30, 2011, consisted of $1.5 million in business consolidation costs and $0.8 million in restructuring costs. As a percentage of revenue, business consolidation, transaction and restructuring costs were 7% for the three months ended June 30, 2011 as compared to 9% for the three months ended June 30, 2010. We have classified all transaction and integration related costs to business consolidation costs, which include personnel costs of $0.6 million related to employees who have been notified that their employment with us is being terminated, $0.1 million of acquisition related contingent compensation related to the Contur acquisition and professional service and other costs of $0.8 million directly related to our acquisition activities, including the Merger and integration of Symyx’s business into ours. Business consolidation, transaction and restructuring costs of $1.7 million for the three months ended June 30, 2010, consisted of transaction costs related to the Merger.

Purchased Intangible Asset Amortization. Purchased intangibles assets amortization was $2.4 million for the three months ended June 30, 2011 as compared to less than 1% for the three months ended June 30, 2010. As a percentage of revenue, amortization of purchased intangible assets was 7% for the three months ended June 30, 2011, and was related solely to the amortization of backlog, customer relationship and trademark intangible assets acquired in the Merger.

Royalty and Other Income (Expense), net

Royalty and other income (expense), net increased to $1.8 million for the three months ended June 30, 2011 as compared to ($0.1) million for the three months ended June 30, 2010. Significant components of royalty and other income (expense), net for the three months ended June 30, 2011 included interest income of $0.4 million, royalty revenue of $1.7 million, and a foreign currency exchange gain of $0.4 million, partially offset by royalty expense of $0.2 million and amortization of purchased intangible assets of $0.6 million. Significant components of royalty and other income (expense), net for the three months ended June 30, 2010 included interest income of $0.1 million offset by a foreign currency exchange loss of $0.2 million.

Income Tax Expense (Benefit)

Income tax benefit was $33,000 for the three months ended June 30, 2011, as compared to income tax expense of $0.2 million for the three months ended June 30, 2010. The benefit during the quarter was related to an additional release of our valuation allowance against our deferred tax assets, as we have concluded that our NOLs can be utilized against the deferred tax liabilities assumed in connection with the Merger

Comparison of the Six Months Ended June 30, 2011 and 2010

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Six Months Ended June 30,
	2011	2010
Revenue:
License and subscription revenue	56%	77%
Maintenance on perpetual licenses	24%	12%
Content	12%	—
Professional services and other	8%	10%

Total revenue	100%	100%

Cost of revenue:
Cost of revenue	27%	19%
Amortization of completed technology	6%	* %

Total cost of revenue	33%	19%

Gross profit	67%	81%
Operating expenses:
Product development	25%	21%
Sales and marketing	38%	50%
General and administrative	12%	13%
Business consolidation, transaction and restructuring costs	6%	6%
Purchased intangible asset amortization	7%	* %

Total operating expenses	88%	90%

Operating loss	(20)%	(9)%
Royalty and other income, net	6%	* %

Loss before income taxes	(14)%	(9)%
Income tax expense	1%	1%

Net loss	(15)%	(10)%

*	Less than 1%.

Due to rounding to the nearest percent, totals may not equal the sum of the line items in the table above.

Revenue

Total revenue increased to $68.3 million for the six months ended June 30, 2011, as compared to $40.5 million for the six months ended June 30, 2010. The increase in revenue during the six months ended June 30, 2011 was attributable to the Merger.

License and subscription revenue. License and subscription revenue increased to $38.1 million for the six months ended June 30, 2011, as compared to $31.3 million for the six months ended June 30, 2010. As a percentage of total revenue, license and subscription revenue was 56% for the six months ended June 30, 2011, as compared to 77% for the six months ended June 30, 2010. The increase in license and subscription revenue during the six months ended June 30, 2011 was attributable to the Merger.

Maintenance on perpetual licenses. Maintenance on perpetual licenses revenue increased to $16.4 million for the six months ended June 30, 2011, as compared to $5.0 million for the six months ended June 30, 2010. As a percentage of total revenue, revenue from maintenance on perpetual licenses increased to 24% for the six months ended June 30, 2011, as compared to 12% for the six months ended June 30, 2010. The increase in revenue from maintenance on perpetual licenses was attributable to the Merger.

Content. Content revenue was $8.3 million for the six months ended June 30, 2011 and comprised 12% of total revenue for the six months ended June 30, 2011.

Professional services and other. Professional services and other revenue increased to $5.5 million for the six months ended June 30, 2011, as compared to $4.2 million for the six months ended June 30, 2010. As a percentage of total revenue, professional services and other revenue decreased slightly to 8% for the six months ended June 30, 2011, as compared to 10% for the six months ended June 30, 2010.

Total Cost of Revenue

Cost of Revenue. Cost of revenue increased to $18.2 million for the six months ended June 30, 2011, as compared to $7.6 million for the six months ended June 30, 2010. As a percentage of revenue, cost of revenue increased to 27% for the six months ended June 30, 2011, as compared to 19% for the six months ended June 30, 2010. The increase in cost of revenue during the six months ended June 30, 2011 was primarily attributable to an increase in software and content royalties of approximately $2.2 million, an increase in personnel and related expenses in our services department of approximately $5.2 million, an increase in professional fees of approximately $1.0 million and an increase in overhead expense of approximately $2.2 million, each as a result of the Merger.

Amortization of Completed Technology. Amortization of completed technology increased to $4.1 million for the six months ended June 30, 2011, as compared to $82,000 for the six months ended June 30, 2010. As a percentage of revenue, amortization of completed technology increased to 6% for the six months ended June 30, 2011, as compared to less than 1% for the six months ended June 30, 2010. The increase in amortization of completed technology was due to amortization of completed technology intangible assets acquired in the Merger.

Operating Expenses

Product Development Expenses. Product development expenses increased to $16.9 million for the six months ended June 30, 2011, as compared to $8.4 million for the six months ended June 30, 2010. As a percentage of revenue, product development expenses increased to 25% for the six months ended June 30, 2011, as compared to 21% for the six months ended June 30, 2010. The increase in product development expenses during the six months ended June 30, 2011 was primarily attributable to an increase in personnel and related expenses of approximately $4.9 million, an increase in professional fees of approximately $1.3 million and an increase in overhead expense of approximately $2.3 million, each as a result of the Merger.

Sales and Marketing Expenses. Sales and marketing expenses increased to $25.8 million for the six months ended June 30, 2011, as compared to $20.4 million for the six months ended June 30, 2010. As a percentage of revenue, sales and marketing expenses decreased to 38% for the six months ended June 30, 2011, as compared to 50% for the six months ended June 30, 2010. The increase in sales and marketing expenses during the six months ended June 30, 2011 was primarily attributable to an increase in personnel and related expenses of approximately $3.6 million, an increase in professional fees of approximately $0.1 million and an increase in overhead expense of approximately $1.7 million, each as a result of the Merger.

General and Administrative Expenses. General and administrative expenses increased to $8.4 million for the six months ended June 30, 2011, as compared to $5.4 million for the six months ended June 30, 2010. As a percentage of revenue, general and administrative expenses decreased to 12% for the six months ended June 30, 2011, as compared to 13% for the six months ended June 30, 2010. The increase in general and administrative expenses during the six months ended June 30, 2011 was primarily attributable to an increase in personnel and related expenses of approximately $1.5 million, an increase in professional fees of approximately $0.3 million and an increase in overhead expense of approximately $1.2 million, each as a result of the Merger.

Business Consolidation, Transaction and Restructuring Costs. Business consolidation, transaction and restructuring costs of $4.8 million for the six months ended June 30, 2011, consisted of $1.5 million in business consolidation costs and $0.8 million in restructuring costs.

As a percentage of revenue, business consolidation, transaction and restructuring costs were 7% for the six months ended June 30, 2011. We have classified all transaction and integration related costs to business consolidation costs, which include personnel costs of $1.1 million related to employees who have been notified that their employment with us is being terminated , $0.1 million of acquisition related contingent compensation related to the Contur acquisition and professional service and other costs of $1.4 million related to our acquisition activities including the Merger and integration of Symyx’s business into ours. Business consolidation, transaction and restructuring costs of $2.4 million for the six months ended June 30, 2010, consisted of transaction costs related to the Merger.

Purchased Intangible Asset Amortization. Purchased intangibles assets amortization was $4.8 million for the six months ended June 30, 2011. As a percentage of revenue, amortization of purchased intangible assets was 7% for the six months ended June 30, 2011, and was related solely to the amortization of backlog, customer relationship and trademark intangible assets acquired in the Merger.

Royalty and Other Income, net

Royalty and other income, net increased to $4.1 million for the six months ended June 30, 2011, as compared to $0.2 million for the six months ended June 30, 2010. Significant components of royalty and other income, net for the six months ended June 30, 2011 included interest income of $0.7 million, royalty revenue of $3.8 million, and a foreign currency exchange gain of $1.0 million, partially offset by royalty expense of $0.3 million and amortization of purchased intangible assets of $1.2 million. Significant components of royalty and other income, net for the six months ended June 30, 2010 included interest income of $0.1 million and a foreign currency exchange gain of $40,000.

Income Tax Expense

Income tax expense was $0.5 million for the six months ended June 30, 2011, as compared to income tax expense of $0.3 million for the six months ended June 30, 2010.

Liquidity and Capital Resources

We had cash, cash equivalents, marketable securities, and restricted cash of $150.8 million as of June 30, 2011, as compared to $141.1 million as of December 31, 2010, an increase of $9.7 million. The increase in cash, cash equivalents, marketable securities and restricted cash during the six months ended June 30, 2011 was primarily attributable to cash provided by operations of $27.3 million, proceeds from the sale of common stock of $1.4 million, net of shares tendered for payment of withholding tax, partially offset by cash paid for the Contur acquisition of $10.1 million, purchases of capital equipment of $2.2 million and repurchases of our common stock of $5.0 million.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2011	2010
	(Unaudited)
Net cash provided by operating activities	$28,192	$14,587
Net cash (used in) provided by investing activities	(58,756)	6,449
Net cash (used in) provided by financing activities	(3,555)	915

Net cash provided by in operating activities was $28.2 million for the six months ended June 30, 2011, as compared to $14.6 million for the six months ended June 30, 2010. The increase in cash provided by operating activities was primarily attributable to our net loss, as well as changes in working capital for the six months ended June 30, 2011.

Net cash used by investing activities was $58.7 million for the six months ended June 30, 2011, as compared to net cash provided by investing activities of $6.4 million for the six months ended June 30, 2010. Significant components of cash flows from investing activities for the six months ended June 30, 2011 included cash paid for the Contur acquisition of $9.9 million, funding of acquisition related restricted cash of $0.5 million and an acquisition related prepaid contingent compensation of $2.0 million, net purchases of property and equipment of $2.3 million, purchases of marketable securities of approximately $82.1 million, partially offset by proceeds from maturities of marketable securities of approximately $37.1 million and decrease of restricted cash of $ 0.9 million. Significant components of cash flows from investing activities for the six months ended June 30, 2010 included proceeds from maturities of marketable securities of approximately $7.4 million partially offset by net purchases of property and equipment of $0.8 million and purchases of software licenses of $0.1 million.

Net cash used in financing activities was $3.6 million for the six months ended June 30, 2011, as compared to net cash provided by financing activities of $0.9 million for the six months ended June 30, 2010. Significant components of cash flows from financing activities for the six months ended June 30, 2011 included repurchases of our common stock of $5.0 million, offset by $1.4 million of proceeds from the issuance of our common stock under employee stock plans, reduced by payments made to taxing authorities on behalf of our employees when tendering stock to us for settlement of minimum income tax liability upon vesting of restricted stock units (“RSUs”). Cash flows from financing activities for the six months ended June 30, 2010 consisted solely of proceeds from the issuance of our common stock under employee stock plans, reduced by the aforementioned payments to taxing authorities on behalf of our employees upon vesting of RSUs.

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

On March 11, 2011, we entered into the Second Repurchase Plan in accordance with Rule 10b5-1 of Exchange Act. Pursuant to the Second Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we have instructed the broker to purchase for our account up to an additional $4.0 million worth of our common stock by September 30, 2011. As of June 30, 2011 we had repurchased 253,624 shares of our common stock for $2.0 million pursuant to the Second Repurchase Plan. In July 2011 we purchased 273,141 shares for $2.0 million pursuant to the Second Repurchase Plan. All of the shares repurchased under the Repurchase Plan and Second Repurchase Plan have been recorded as treasury stock.

On August 3, 2011, our board of directors authorized the Company to commit up to $8.0 million during the next four fiscal quarters, not to exceed up to $2 million per quarter, for the repurchase of the Company’s common stock pursuant to a program to be executed in accordance with a Rule 10b5-1 trading plan.

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

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, those controls.

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

On June 22, 2010, the defendants entered into a memorandum of understanding (the “MOU”) with the plaintiffs, pursuant to which the defendants and the plaintiffs agreed to settle the Consolidated Action. Subject to court approval and further definitive documentation the MOU resolves the allegations by the plaintiffs against the defendants made in connection with the Merger and the Merger Agreement, and provides a release and settlement by the purported class of Symyx stockholders with prejudice of all asserted claims against the defendants without costs to any defendant (other than as expressly provided in the MOU), in exchange for Symyx’s agreement to provide additional supplemental disclosures to the joint proxy statement/prospectus issued by Accelrys and Symyx in connection with the Merger. Accelrys and Symyx made the appropriate supplemental disclosures on June 23, 2010. On January 28, 2011 the plaintiffs filed the Unopposed Notice of Motion for Preliminary Approval of a Class Action Settlement and supporting documents. On February 25, 2011, the Court signed a preliminary approval order, which granted preliminary certification of a non-opt out class and set a settlement hearing for May 6, 2011 to determine whether a final order and judgment should be granted to settle this matter. On July 15, 2011, the Court approved the settlement amount of $0.3 million, which will be paid by our insurance carrier as all deductibles have been met.

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

We may be required to indemnify PDD, or may not be able to collect on indemnification rights from PDD. On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of the spin-off, we agreed to indemnify the indebtedness, liabilities and obligations of PDD. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under certain facility leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be as significant as the remaining future minimum lease payments, which totaled approximately $12.0 million as of June 30, 2011. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any failure by PDD to satisfy its obligations and any required payment by us could have a material adverse effect on our business.

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

As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares. As of July 27, 2011, the top ten institutional holders of our common stock held approximately 52.3% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

On March 11, 2011, we entered into a Second Stock Repurchase Plan in accordance with Rule 10b5-1 of Exchange Act. Pursuant to the Second Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we have instructed the broker named therein to purchase for our account up to an additional $4.0 million worth of our common stock by September 30, 2011. As of June 30, 2011 we had repurchased 253,624 shares of our common stock for $2.0 million pursuant to the Second Repurchase Plan. In July 2011 we purchased 273,141 shares for $2.0 million pursuant to the Second Repurchase Plan. All of the shares repurchased under the Repurchase Plan and Second Repurchase Plan have been recorded as treasury stock.

The following table sets forth information concerning purchases of our common stock, in each fiscal month during the three months ended June 30, 2011, which upon repurchase are classified as treasury shares available for general corporate purposes:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan or programs
				(In thousands)
4/1/2011 – 4/30/2011	253,624	$7.86	253,624	$2,000
5/1/2011 – 5/31/2011	—	—	—	$2,000
6/1/2011 – 6/30/2011	—	$—	—	$2,000

Item 6.	Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated April 5, 2010, by and among Accelrys, Inc., Alto Merger Sub, Inc. and Symyx Technologies, Inc. (incorporated by reference to Exhibit 2.1 of Accelrys, Inc.’s Current Report on Form 8-K filed on April 6, 2010).

3.1	Restated Certificate of Incorporation of Pharmacopeia, Inc., as amended (including a Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock) (incorporated by reference to Exhibit 3.2 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

3.2	Certificate of Amendment of Amended and Restated Certificate of Accelrys, Inc. (incorporated by reference to Exhibit 3.4 to Accelrys, Inc.’s Quarterly Report Form 10-Q for the quarter ended September 30, 2007).

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Accelrys, Inc. (incorporated by reference to Exhibit 3.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on July 2, 2010).

3.4	Amended and Restated Bylaws of Accelrys, Inc. as amended on June 9, 2005 (incorporated by reference to Exhibit 3.3 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

4.1	Rights Agreement, dated as of September 6, 2002, between Pharmacopeia, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A thereto the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and Exhibit B thereto the Form of Right Certificate (incorporated by reference to Exhibit 4.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on September 4, 2002).

4.2	First Amendment to Rights Agreement, dated as of April 5, 2010 (incorporated by reference to Exhibit 4.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on April 6, 2010).

10.1	Sale and Purchase Agreement Regarding All Shares in Contur Industry Holding AB and Warrants in Contur Software AB, dated 19 May 2011, by and among Accelrys, Inc. and the sellers set forth therein (incorporated by reference to Exhibit 10.1 of Accelrys, Inc.’s Current Report on Form 8-K filed on May 24, 2011).

31.1*	Section 302 Certification of the Principal Executive Officer

31.2*	Section 302 Certification of the Principal Financial Officer

32.1*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

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

Date: August 9, 2011