Form 10-Q
period 2011-09-30
ACCELRYS, INC.
filed 2011-11-09
CIK 1002388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of October 28, 2011, was 55,471,166 net of treasury shares.

ACCELRYS, INC.

FORM 10-Q — QUARTERLY REPORT

For The Quarterly Period Ended September 30, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Accelrys, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,375	$86,316
Marketable securities	57,057	32,275
Trade receivables, net of allowance for doubtful accounts of $143 and $163 as of September 30, 2011 and December 31, 2010, respectively	12,691	29,489
Prepaid expenses, deferred tax assets and other current assets	10,631	10,709

Total current assets	139,754	158,789
Marketable securities, net of current portion	23,902	16,936
Restricted cash	5,155	5,525
Property and equipment, net	12,207	11,969
Goodwill	76,446	69,356
Purchased intangible assets, net	59,144	70,748
Long-term investments	19,333	18,510
Other assets	11,575	11,449

Total assets	$347,516	$363,282

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,831	$4,124
Accrued liabilities	12,792	16,849
Accrued compensation and benefits	9,846	12,239
Current portion of accrued restructuring charges	1,819	3,634
Current portion of deferred revenue	74,183	63,888

Total current liabilities	101,471	100,734
Deferred revenue, net of current portion	2,800	3,571
Accrued income tax	8,703	7,220
Accrued restructuring charges, net of current portion	521	472
Lease-related liabilities, net of current portion	2,276	3,639
Stockholders’ equity:
Preferred stock, $.0001 par value; 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000 shares authorized; 57,355 and 56,733 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	6	6
Additional paid-in capital	463,186	457,883
Lease guarantee	(289)	(336)
Treasury stock; 1,875 and 998 shares at September 30, 2011 and December 31, 2010, respectively	(18,339)	(11,340)
Accumulated deficit	(212,413)	(199,973)
Accumulated other comprehensive (deficit) income	(406)	1,406

Total stockholders’ equity	231,745	247,646

Total liabilities and stockholders’ equity	$347,516	$363,282

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
License and subscription revenue	$20,127	$17,411	$58,194	$48,717
Maintenance on perpetual licenses	9,166	4,947	25,561	9,959
Content	4,248	3,290	12,568	3,290
Professional services and other	2,710	3,466	8,254	7,668

Total revenue	36,251	29,114	104,577	69,634

Cost of revenue:
Cost of revenue	8,349	9,117	26,564	16,684
Amortization of completed technology	2,184	2,373	6,258	2,455

Total cost of revenue	10,533	11,490	32,822	19,139

Gross profit	25,718	17,624	71,755	50,495
Operating expenses:
Product development	8,261	9,208	25,198	17,602
Sales and marketing	11,516	12,171	37,344	32,615
General and administrative	4,079	4,635	12,420	10,046
Business consolidation, transaction and restructuring costs	2,205	10,683	6,225	13,075
Purchased intangible asset amortization	2,555	1,356	7,343	1,356

Total operating expenses	28,616	38,053	88,530	74,694

Operating loss	(2,898)	(20,429)	(16,775)	(24,199)
Royalty and other income, net	882	934	4,999	1,094

Loss before taxes	(2,016)	(19,495)	(11,776)	(23,105)
Income tax expense (benefit)	190	(16,116)	664	(15,770)

Net loss	$(2,206)	$(3,379)	$(12,440)	$(7,335)

Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.22)	$(0.20)

Weighted average shares used to compute net loss per share	55,373	55,479	55,420	37,136

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(12,440)	$(7,335)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,556	6,352
Share-based compensation	4,148	4,528
Change in fair value of contingent consideration liabilities	10	—
Prepaid contingent compensation amortization	637	—
Release of valuation allowance against deferred income taxes	—	(16,481)
Deferred income taxes	270	391
Other	1,009	(678)
Changes in operating assets and liabilities:
Trade receivables	18,025	31,777
Prepaid expense and other current assets	525	1,076
Other assets	(174)	(478)
Accounts payable	(1,473)	1,650
Accrued liabilities, compensation and benefits	(10,353)	(8,640)
Deferred revenue	7,511	(16,147)

Net cash provided by (used in) operating activities	26,251	(3,985)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(9,863)	74,467
Equity issuance costs in connection with Symyx merger	—	(783)
Increase in acquisition related prepaid contingent compensation	(2,000)	—
Net decrease in restricted cash	414	—
Purchases of property and equipment, net	(2,974)	(1,312)
Purchase of software license	—	(113)
Purchases of marketable securities	(94,289)	—
Proceeds from maturities and sales of marketable securities	61,315	12,700

Net cash (used in) provided by investing activities	(47,397)	84,959
Cash flows from financing activities:
Proceeds from issuance of common stock	2,048	1,419
Common stock tendered for payment of withholding taxes	(893)	(646)
Repurchases of common stock	(7,000)	—

Net cash (used in) provided by financing activities	(5,845)	773
Effect of changes in exchange rates on cash and cash equivalents	50	787

(Decrease) increase in cash and cash equivalents	(26,941)	82,534
Cash and cash equivalents at beginning of period	86,316	60,429

Cash and cash equivalents at end of period	$59,375	$142,963

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Basis of Presentation and Significant Accounting Policies

Financial Statement Preparation

The condensed consolidated financial statements of Accelrys, Inc. (“Accelrys”, “we”, “our” or “us”) as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 are unaudited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Transition Report on Form 10-KT for the nine month transition period from April 1, 2010 through December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2011 (the “Form 10-KT”).

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

Our business is subject to seasonal variations. Historically, we have received approximately two-thirds of our annual customer orders in the fiscal quarters ended December 31 and March 31. In accordance with our revenue recognition policies, the revenue associated with these orders is generally recognized over the contractual license term. Therefore, because our policy is to accrue and expense sales commissions and royalties upon the invoicing of customer orders, we have historically experienced an increase in operating costs and expenses and a decrease in income during the fiscal quarters ended March 31 and December 31. As a result of these and other seasonal variations, we believe that sequential quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and that the interim financial results for the periods presented in this quarterly report are not necessarily indicative of results for a full year or for any subsequent interim period.

Change In Fiscal Year

On August 3, 2010, our board of directors approved a change in our fiscal year-end from March 31 to December 31. The fiscal year-end change was effective December 31, 2010 and resulted in a nine month transition period from April 1, 2010 to December 31, 2010. Accordingly, the financial statements and financial comparisons included in this Form 10-Q relate to the three and nine month periods ended September 30, 2011 and 2010 and the financial results for the three and nine month periods ended September 30, 2010 have been recast to allow for comparison based on our new fiscal periods.

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

The aforementioned amounts have been reclassified in our condensed consolidated statements of operations for the nine months ended September 30, 2010 as follows:

	Nine Months Ended September 30, 2010
	Original	As reclassified
Revenue	$69,634	$69,634
Cost of revenue	18,814	19,139

Gross profit	50,820	50,495

Operating expenses:
Product development	17,107	17,602
Sales and marketing	31,879	32,615
General and administrative	12,304	10,046
Business consolidation, transaction and restructuring costs	12,373	13,075
Purchased intangible asset amortization	1,356	1,356

Total operating expenses	75,019	74,694

Operating loss	$(24,199)	$(24,199)

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

Deferred Costs

Occasionally we enter into professional service arrangements under which resulting revenue is deferred until certain elements of the arrangements are delivered. As a result, if deemed material, we defer the direct variable expense, not exceeding the revenue deferred, in other current assets on the balance sheet until the period when revenue is recognized. Direct and incremental variable expenses include direct labor costs and direct services contracts with third parties working on the software service arrangements. As of September 30, 2011 and December 31, 2010, we deferred approximately $0.8 million and $0.5 million, respectively, of direct and incremental variable costs related to software service arrangements where the revenue is deferred until future periods.

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

Interest and penalties related to income tax matters are recognized in income tax expense. During the three and nine months ended September 30, 2011 we incurred approximately $20,000 and $0.1 million, respectively, in interest and penalties. We did not incur any interest or penalties during the three and nine months ended September 30, 2010.

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

Actual and Pro Forma Impact of the Merger

The following unaudited pro forma information presents the consolidated results of Accelrys and Symyx for the three and nine months ended September 30, 2010, with adjustments to give effect to pro forma events that are directly attributable to the Merger and have a continuing impact, but exclude the impact of pro forma events that are directly attributable to the Merger and are one-time occurrences. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods, the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results of operations that the combined company will experience after the Merger. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the Merger. The unaudited pro forma information also does not include any integration costs, dis-synergies or remaining future transaction costs that the companies may incur as a result of the Merger and combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the Merger had occurred on January 1, 2010 are as follows:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Unaudited pro forma consolidated results:
Revenue	$29,114	$111,429
Net loss from continuing operations	$(3,379)	$(23,419)

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

The total consideration for the net assets acquired is up to $11.1 million, consisting of an initial cash payment of $10.6 million, which was paid in connection with the signing and simultaneous closing of the acquisition, and additional consideration of up to $0.5 million upon the achievement of certain agreed-upon performance milestones, payable in equal increments upon each of the first and second anniversaries of the date of the acquisition. In accordance with the term of the Purchase Agreement, we deposited $0.5 million in an escrow account in our name on the acquisition date for the potential payments for the contingent consideration obligation. These funds are included in the restricted cash line item in the condensed consolidated balance sheet as of September 30, 2011.

We funded the purchase price with cash on hand. All acquisition costs related to the transaction were expensed as incurred. The total acquisition date fair value of the consideration was estimated at approximately $11.0 million as follows (in thousands):

Initial cash payment to Contur	$10,624
Estimated fair value of contingent milestone consideration	335

Total consideration	$10,959

As of the acquisition date, a liability of $0.3 million was recognized for the estimated fair value of the contingent milestone consideration. Any change in the fair value of the liability subsequent to the acquisition date will be recognized in earnings. We have determined the fair value of the contingent consideration obligation based on a discounted probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving the milestone criteria.

The preliminary allocation of the purchase price is as follows:

(in thousands)
Fair Value of Consideration Transferred	$10,959
Less: Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	761
Accounts receivable	641
Other current assets	240
Property, plant and equipment	51
Intangible assets	4,380
Other current liabilities	(727)
Deferred tax liabilities	(1,304)
Deferred revenue	(353)

Goodwill	$7,270

The above purchase price allocation is considered preliminary and is subject to revision during the measurement period.

In addition to the initial purchase price, we have deposited $2.0 million in an escrow account in the name of the six former equity holders of Contur. The escrowed funds will be released upon satisfaction of certain representations and warranties for a period of two years following the acquisition date, in $1.0 million increments upon each of the first and second anniversaries of the date of the acquisition if, and to the extent that, no breaches of the representations and warranties have occurred. The $2.0 million is also subject to forfeiture in equal amounts by each of the former equity holders if employment is terminated prior to a two year retention period. Accordingly, the payment was determined to be compensation for post-acquisition service, the cost of which will be recognized as contingent compensation expense over the two year retention period.

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

As we reported a net loss for the three and nine months ended September 30, 2011 and 2010, basic and diluted net loss per share were the same. Potentially dilutive securities outstanding totaling 7.1 million and 7.4 million shares were not included in the computation of diluted net loss per share for the three and nine months ended September 30, 2011 and 2010, respectively, because to do so would have been anti-dilutive.

4.     Share-Based Payments

2011 Stock Incentive Plan

On August 3, 2011, our stockholders approved the adoption of our 2011 Stock Incentive Plan (the “2011 Plan”). The total number of shares of our common stock that are reserved for issuance under the 2011 Plan is 17.75 million shares. The 2011 Plan also provides that the following shares of our common stock will not be returned to the 2011 Plan or otherwise become available for issuance under the 2011 Plan: (i) shares of common stock tendered by participants as full or partial payment to the Company upon exercise of options granted under the 2011 Plan; (ii) shares of common stock withheld by, or otherwise remitted to, the Company to satisfy a participant’s tax withholding obligations; and (iii) shares of common stock covered by the portion of any SAR that is exercised (whether or not such shares of common stock are actually issued to a participant upon exercise of the SAR).

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

Share-Based Award Activity

Our stock options generally vest over four years and have a contractual term of seven to ten years. A summary of stock option activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(In thousands, except per share amounts)
Outstanding at December 31, 2010	5,858	$9.42
Granted	1,134	7.05
Exercised	(271)	5.13
Expired/Forfeited	(673)	16.94

Outstanding at September 30, 2011	6,048	8.32	1,367	5.99

Exercisable at September 30, 2011	3,506	9.60	1,050	4.03

The aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2011 was based on the closing price of our common stock on September 30, 2011 of $6.06 per share. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2011 was $28,000 and $0.6 million, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2010 was $49,000 and $0.3 million, respectively.

Restricted stock units (“RSUs”) granted under our Amended and Restated 2004 Stock Incentive Plan , as amended (the “2004 Plan”), the 2007 Plan and the 2011 Plan generally vest annually over three years and, once vested, do not expire. Upon vesting of an RSU, employees are generally issued an equivalent number of shares of our common stock. A summary of RSU activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands, except per share amounts)
Unvested at December 31, 2010	1,020	$6.32
Granted	458	7.03
Vested	(362)	5.96
Forfeited	(38)	6.08

Unvested at September 30, 2011	1,078	$6.67

Included in the vested shares for the period are approximately 0.1 million shares tendered to us by employees for payment of minimum income tax obligations upon vesting of RSUs.

Share-Based Compensation Expense

The estimated fair value of our share-based awards is recognized as a charge against income on a straight-line basis over the requisite service period, which is typically the vesting period of the award. Total share-based compensation expense recognized in our consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Cost of revenue	$79	$51	$216	$181
Product development	356	306	823	768
Sales and marketing	425	334	1,310	968
General and administrative	665	480	1,808	1,407
Business consolidation, transaction and restructuring costs	(61)	1,204	(9)	1,204

Total share-based compensation expense	$1,464	$2,375	$4,148	$4,528

No share-based compensation expense was capitalized in the periods presented. At September 30, 2011, the gross amount of unrecognized share-based compensation expense relating to unvested share-based awards was approximately $9.5 million, which we anticipate recognizing as a charge against operations over a weighted average period of 2.6 years. The total fair value of RSUs vested was $1.8 million and $2.7 million for the three and nine months ended September 30, 2011, respectively. The total fair value of RSUs vested was $1.7 million and $2.3 million for the three and nine months ended September 30, 2010.

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

On March 11, 2011, we entered into a second stock repurchase plan (the “Second Repurchase Plan”) with a broker in accordance with Rule 10b5-1 of Exchange Act. Pursuant to the Second Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we instructed the broker to purchase for our account up to an additional $4.0 million worth of our common stock by September 30, 2011. During the second quarter of fiscal 2011 we repurchased 253,624 shares of our common stock for $2.0 million pursuant to the Second Repurchase Plan. In July 2011, we completed the repurchase of the remaining $2.0 million of our common stock by repurchasing 273,141 shares at an average cost of $7.29 per share. As of September 30, 2011 we have repurchased a total of 1,231,273 shares for $10.0 million under both repurchase plans. All of the shares repurchased under the Repurchase Plan and Second Repurchase Plan have been recorded as treasury stock.

On August 3, 2011, our board of directors authorized the Company to commit up to $8.0 million during the next four fiscal quarters, not to exceed up to $2.0 million per quarter, for the repurchase of the Company’s common stock pursuant to a program to be executed in accordance with a Rule 10b5-1 trading plan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net loss	$(2,206)	$(3,379)	$(12,440)	$(7,335)
Foreign currency translation adjustment	(1,159)	(546)	(1,879)	26
Unrealized gain (loss) on marketable securities, net of tax	(98)	—	67	—

Total comprehensive loss	$(3,463)	$(3,925)	$(14,252)	$(7,309)

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

Marketable securities as of September 30, 2011 and December 31, 2010 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2011:
Short-Term Marketable Securities:
U.S. Treasury securities	$3,731	$5	$—	$3,736
U.S. government and agency securities	12,142	5	(1)	12,146
Commercial paper and certificate of deposits	4,097	1	—	4,098
Corporate debt securities	32,601	14	(33)	32,582
Municipal debt securities	4,495	—	—	4,495

Total Short-Term Marketable Securities	$57,066	$25	$(34)	$57,057

Long-Term Marketable Securities:
U.S. Treasury securities	$4,607	$55	$—	$4,662
U.S. government and agency securities	4,674	35	—	4,709
Corporate debt securities	14,000	16	(33)	13,983
Certificates of deposits	550	—	(2)	548

Total Long-Term Marketable Securities	$23,831	$106	$(35)	$23,902

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2010:
Short-Term Marketable Securities:
U.S. Treasury securities	$5,519	$—	$—	$5,519
U.S. government and agency securities	6,348	—	(2)	6,346
Commercial paper and certificates of deposit	9,268	1	(1)	9,268
Corporate debt securities	6,243	2	(3)	6,242
Municipal debt securities	4,900	—	—	4,900

Total Short-Term Marketable Securities	$32,278	$3	$(6)	$32,275

Long-Term Marketable Securities:
U.S. Treasury securities	$798	$—	$(1)	$797
U.S. government and agency securities	4,610	—	(7)	4,603
Corporate debt securities	11,554	1	(19)	11,536

Total Long-Term Marketable Securities	$16,962	$1	$(27)	$16,936

As of September 30, 2011 and December 31, 2010, we did not have any investments in marketable securities that were in an unrealized loss position for twelve months or greater.

We assess our marketable securities for impairment under the guidance provided by ASC Topic 320. Accordingly, we review the fair value of our marketable securities at least quarterly to determine if declines in the fair value of individual securities are other-than-temporary in nature. If we believe the decline in the fair value of an individual security is other-than-temporary, we write-down the carrying value of the security to its estimated fair value, with a corresponding charge against income. To determine if a decline in the fair value of an investment is other-than-temporary, we consider several factors including, among others, the period of time and extent to which the estimated fair value has been less than cost, overall market conditions, the historical and projected future financial condition of the issuer of the security and our ability and intent to hold the security for a period of time sufficient to allow for a recovery of the market value. The unrealized losses related to our marketable securities held as of September 30, 2011 and December 31, 2010 were primarily caused by recent fluctuations in market interest rates, and not the credit quality of the issuer, and we have the ability and intent to hold these securities until a recovery of fair value, which may be at maturity. As a result, we do not believe these securities to be other-than-temporarily impaired as of September 30, 2011.

7.     Long Term Investments

Our long term investments consist of equity investments in privately held companies. We determine the accounting method used to account for investments in equity securities of other business entities in which we do not have a controlling interest primarily based on our ownership of each such business entity and whether we have the ability to exercise significant influence over the strategic, operating, investing, and financing activities of each such business entity. As we do not have a controlling interest or have the ability to exercise significant influence over the companies, we account for our investments using the cost method of accounting. We monitor these investments for impairment by considering current factors including economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment. We have determined that as of September 30, 2011, these investments were not impaired.

Freeslate

We have determined that one of the entities, Freeslate Inc. (“Freeslate”), in which we carry an approximately 19.5% equity interest, is a variable interest entity in which we are not the primary beneficiary. The key factors in our assessment were that Freeslate’s management team and board of directors were solely responsible for all economic aspects of the entity, including key business decisions that impact Freeslate’s economic performance and we do not have power, through our variable interest, to direct the activities that most significantly impact the economic performance of Freeslate. We also do not hold any seats on Freeslate’s board of directors. Accordingly, we account for our investment in Freeslate as a cost method investment. The carrying value of our investment in Freeslate was $1.0 million as of September 30, 2011 and December 31, 2010, respectively. In addition to our equity interest, we have a warrant allowing us to retain our 19.5% interest in the event of dilution through future stock issuances under Freeslate’s existing stock plans.

We also hold an unsecured promissory note receivable with a face value of $10.0 million from Freeslate, which bears interest at 8% per annum payable annually in arrears. The note requires principal payments in the amount of $1.0 million starting on March 1, 2014 and continuing annually until March 1, 2019, with the final principal payment of $4.0 million due on March 1, 2020. As the note receivable was acquired in the Merger with Symyx, it was revalued in purchase accounting to its then fair value of $8.8 million. The note receivable is not measured at fair value on a recurring basis, but is periodically reviewed for possible impairment. The note receivable is included in other assets in the condensed consolidated balance sheet and has a carrying amount of $9.0 million and $8.9 million as of September 30, 2011 and December 31, 2010, respectively.

Our maximum exposure to loss as a result of our interests in Freeslate is limited to the aggregate of the carrying value of our equity investment and promissory note receivable. There were no future funding commitments as of September 30, 2011 related to Freeslate.

Intermolecular

On July 28, 2011, Symyx entered into an agreement (the “IM Agreement”) with Intermolecular, Inc. (“IM”). Symyx is currently a stockholder of IM, holding 7,936,409 shares of IM common stock on an as-converted to common stock basis as of July 15, 2011. By virtue of its stock ownership, pursuant to a voting agreement, Symyx is also entitled to appoint one member of the IM board of directors.

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

As consideration for the foregoing, IM is obligated to: (i) use its commercially reasonable efforts to allow Symyx to be included as a selling stockholder in the initial public offering (the “IPO”) with respect to not less than all of the IM shares held by Symyx (and Symyx is obligated to sell such shares); (ii) to the extent the gross proceeds from Symyx’s sale of all of its IM shares in the IPO are less than $67 million, issue a secured promissory note to Symyx upon the consummation of the IPO in an amount equal to such shortfall; and (iii) reimburse Symyx for 50% of the underwriting discounts and commission payable by Symyx with respect to the sale of such shares in the IPO. The promissory note, if issued, would have a term of 24 months and an interest rate equal to 4%.

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

We recorded an acquisition-related liability for contingent consideration representing the amounts payable to former Contur shareholders, as outlined under the terms of the Purchase Agreement, upon the achievement of certain agreed-upon performance milestones. The fair value of this Level 3 liability is estimated based on a discounted probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving the milestone criteria. Subsequent changes in the fair value of the contingent consideration liability will be recorded in the statement of operations. As discussed in Note 2, the valuation of this contingent liability is included in our preliminary purchase price allocation and is subject to change during the measurement period. We have recognized a $10,000 increase to the recognized amount of the liability for contingent consideration from the acquisition date through September 30, 2011.

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy:

	Carrying Value at September 30, 2011	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2011:
Cash equivalents (1)	$26,622	23,623	$2,999	—
Short-Term Marketable Securities:
U.S. Treasury securities	3,736	3,736	—	—
U.S. government and agency securities	12,146	—	12,146	—
Commercial paper and certificates of deposit	4,098	—	4,098	—
Corporate debt securities	32,582	—	32,582	—
Municipal debt securities	4,495	—	4,495	—
Long-Term Marketable Securities:
U.S. Treasury securities	$4,662	4,662	—	—
U.S. government and agency securities	4,709	—	4,709	—
Corporate debt securities	13,983	—	13,983	—
Certificates of deposit	548	—	548	—

Total assets at fair value	$107,581	$32,021	$75,560	—

Liabilities:
Acquisition related contingent consideration	345	—	—	345

Total liabilities at fair value	345	—	—	345

(1)	Cash equivalents are included in the Cash and cash equivalents line in the consolidated balance sheet

There were no transfers between Level 1 and Level 2 securities during the three and nine months ended September 30, 2011.

	Carrying Value at December 31, 2010	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2010:
Cash equivalents (1)	$59,751	$53,146	$6,605	—
Short-Term Marketable Securities:
U.S. Treasury securities	5,519	5,519	—	—
U.S. government and agency securities	6,346	—	6,346	—
Commercial paper and certificates of deposit	9,268	—	9,268	—
Corporate debt securities	6,242	—	6,242	—
Municipal debt securities	4,900	—	4,900	—
Long-Term Marketable Securities:
U.S. Treasury securities	797	797	—	—
U.S. government and agency securities	4,603	—	4,603	—
Corporate debt securities	11,536	—	11,536	—

Total	$108,962	$59,462	$49,500	—

(1)	Cash equivalents are included in the Cash and cash equivalents line in the consolidated balance sheet

The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2011 (in thousands):

Contingent consideration obligation related to acquisition of Contur as of May 19, 2011	335
Expenses recorded due to changes in fair value	10

Balance at September 30, 2011	$345

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

9.     Goodwill and Purchased Intangible Assets

Intangible assets consist of the following as of September 30, 2011 and December 31, 2010.

	September 30, 2011			December 31, 2010
	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization
		(In thousands)			(In thousands)
Intangible assets subject to amortization:
Purchased technology	8	$54,518	$20,578	8	$52,650	$12,668
Purchased customer relationships	7	21,646	6,817	7	19,750	2,953
Purchased backlog	3	6,340	3,505	3	6,340	852
Purchased contract base	5	50	50	5	50	50
Purchased intellectual property	5	1,998	1,331	5	1,998	1,028
Purchased trademark/tradename	5	5,600	1,534	5	5,600	589

		$90,152	$33,815		$86,388	$18,140

Intangible assets not subject to amortization:
Purchased trademark/tradename		$2,807			$2,500

As discussed in Note 2, intangible assets related to the Contur acquisition are included in our preliminary purchase price allocation and are subject to change during the measurement period. Intangible assets are amortized over their estimated useful lives either on a straight-line or accelerated basis that reflects the pattern in which the economic benefits of the intangible assets are expected to be realized, which range from two to fifteen years, with no residual value. Intangible asset amortization expense was $5.4 and $15.7 million for the three and nine months ended September 30, 2011, respectively. Intangible asset amortization expense was $4.4 million and $4.7 million for the three and nine months ended September 30, 2010, respectively.

Future estimated amortization expense for intangible assets as of September 30, 2011 and for each of the succeeding five years is as follows is subject to change as a result of measurement period adjustments. (in thousands):

Three months ended December 31, 2011	$5,481
2012	18,017
2013	12,575
2014	9,208
2015	5,059

Total	$50,340

The changes to the carrying amount of goodwill for the nine months ended September 30, 2011, are as follows (in thousands):

Balance at December 31, 2010	$69,356
Goodwill acquired in the Contur acquisition	7,270
Goodwill measurement period adjustments	326	(1)
Effect of foreign exchange	(506)

Total	$76,446

(1)	As discussed in Note 2, we made measurement period adjustments related to the Merger totaling $0.3 million to accrued liabilities and accrued income tax balances.

10.    Guarantees

Guarantee of Lease Obligation of Others

On April 30, 2004, we spun-off our drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. (“PDD”), into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. The landlords of our New Jersey facilities, which were used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $11.4 million as of September 30, 2011. In the event that PDD defaults on its lease commitment, we are permitted under the guarantee to sublease the facility in order to mitigate our lease obligation. In fiscal year 2005, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair market value of the guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. The liability for our guarantee of the lease obligation was $0.3 million at September 30, 2011 and December 31, 2010.

Other Guarantees and Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of September 30, 2011.

11.    Restructuring Activities

The following summarizes the changes in our accrued restructuring charges liability:

	Severance and Related Costs	Lease Obligation Exit and Facility Closure Costs	Total
	(In thousands)
Balance at March 31, 2009	$175	$817	$992
Additional severance and lease abandonment charges	(74)	(12)	(86)
Adjustments to liability	(61)	142	81
Cash payments	(43)	(370)	(413)
Effect of foreign exchange	3	63	66

Balance at March 31, 2010	—	640	640
Symyx acquired balance	138	5,860	5,998
Additional severance and lease abandonment charges	4,500	230	4,730
Adjustments to liability	—	40	40
Cash payments	(1,763)	(5,549)	(7,312)
Effect of foreign exchange	(9)	20	11

Balance at December 31, 2010	$2,866	$1,241	$4,107
Additional severance and lease abandonment charges	1,584	187	1,771
Adjustments to liability	(36)	(67)	(103)
Cash payments	(3,000)	(445)	(3,445)
Effect of foreign exchange	4	6	10

Balance at September 30, 2011	$1,418	$922	$2,340

On April 28, 2011, we renegotiated a sublease for a facility in the UK that was abandoned in 2006 and for which the tenant had exercised a break clause, whereby the tenant reduced the amount of floor space sublet. Additionally, we are currently negotiating the sublease of the remaining floor space with another party. As a result of the change in estimate of sublease income for this facility, we recorded an additional $0.2 million in restructuring expense during the quarter ended June 30, 2011.

On April 28, 2011, we committed to the implementation of a reduction in force of approximately 10-15 employees, in connection with the streamlining of our operations and integrating our Content business. As a result, we incurred total severance charges of approximately $0.9 million during the nine months ended September 30, 2011 of which $0.4 million have been paid with the remaining balance expected to be paid during the year ending December 31, 2011 and the first quarter of fiscal 2012.

In July 2010, as a result of the Merger, we implemented a plan to terminate the employment of approximately 80 employees in the U.S., Europe and Asia-Pacific. As a result of the terminations, we have incurred total severance charges of approximately $5.2 million, with $0.7 million incurred during the nine months ended September 30, 2011 and $4.5 million incurred during the fiscal period ended December 31, 2010, respectively. As of September 30, 2011, $4.4 million in cash payments had been made, and the remaining $0.8 million will be paid during the year ending December 31, 2011 and the first half of fiscal 2012.

Prior to the Merger, Symyx had implemented various restructuring plans under which lease obligations of approximately $0.3 million remains as of September 30, 2011. Additionally, prior to 2007, we had implemented a restructuring plan under which our lease obligation remains. Our remaining lease obligations terminate in 2012, 2016 and 2022, respectively.

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

Royalty and other income, net consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In thousands)
Royalty income, net	$1,183	$665	$4,638	$665
Interest Income, net	275	303	1,022	432
Foreign currency transaction gain (loss)	(128)	504	900	544
Purchased intangible assets amortization	(591)	(623)	(1,773)	(623)
Rental Income	158	—	158	—
Other	(15)	85	54	76

Total royalty and other income, net	$882	$934	$4,999	$1,094

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

14.    Recent Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”) that gives an entity the option of performing a qualitative assessment to determine whether it is necessary to perform step 1 of the annual goodwill impairment test. An entity is required to perform step 1 only if it concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit in any period and proceed directly to step 1 of the impairment test. This new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect the adoption of this accounting pronouncement to have a material effect on our financial statements when implemented.

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

Overview

On July 1, 2010, pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub merged with and into Symyx, with Symyx surviving as our wholly-owned subsidiary. Symyx’s operating results are included in our results of operations beginning July 1, 2010. The financial statements and financial comparisons included in this Report relate to the three and nine month periods ended September 30, 2011 and 2010. The financial results for the three and nine month periods ended September 30, 2010 have been recast to allow for comparison based on our recent change in fiscal year-end from March 31 to December 31.

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

Comparison of the Three Months Ended September 30, 2011 and 2010

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Three Months Ended September 30,
	2011	2010
Revenue:
License and subscription revenue	56%	60%
Maintenance on perpetual licenses	25%	17%
Content	12%	11%
Professional services and other	7%	12%

Total revenue	100%	100%

Cost of revenue:
Cost of revenue	23%	31%
Amortization of completed technology	6%	8%

Total cost of revenue	29%	39%

Gross profit	71%	61%
Operating expenses:
Product development	23%	32%
Sales and marketing	32%	42%
General and administrative	11%	16%
Business consolidation, transaction and restructuring costs	6%	37%
Purchased intangible asset amortization	7%	5%

Total operating expenses	79%	131%

Operating loss	(8)%	(70)%
Royalty and other income, net	2%	3%

Loss before income taxes	(6)%	(67)%
Income tax expense (benefit)	1%	(55)%

Net loss	(6)%	(12)%

Due to rounding to the nearest percent, totals may not equal the sum of the line items in the table above.

Revenue

Total revenue increased to $36.3 million for the three months ended September 30, 2011, as compared to $29.1 million for the three months ended September 30, 2010. The increase in revenue during the quarter ended September 30, 2011 was attributable to the reduction in fair value adjustment to deferred revenue as a result of the Merger.

License and subscription revenue. License and subscription revenue increased to $20.1 million for the three months ended September 30, 2011, as compared to $17.4 for the three months ended September 30, 2010. As a percentage of total revenue, license and subscription revenue was 56% for the three months ended September 30, 2011, as compared to 60% for the three months ended September 30, 2010. The increase in license and subscription revenue during the quarter ended September 30, 2011 was attributable to the reduction in fair value adjustment to deferred revenue as a result of the Merger.

Maintenance on perpetual licenses. Maintenance on perpetual licenses revenue increased to $9.2 million for the three months ended September 30, 2011, as compared to $4.9 million for the three months ended September 30, 2010. As a percentage of total revenue, revenue from maintenance on perpetual licenses increased to 25% for the three months ended September 30, 2011, as compared to 17% for the three months ended September 30, 2010. The increase in revenue from maintenance on perpetual licenses during the quarter ended September 30, 2011 was attributable to the reduction in fair value adjustment to acquired deferred revenue as a result of the Merger.

Content. Content revenue was $4.2 million for the three months ended September 30, 2011 compared to $3.3 million for the three months ended September 30, 2010. As a percentage of total revenue, content revenue increased slightly to 12% for the three months ended September 30, 2011, as compared to 11% for the three months ended September 30, 2010. The increase in content revenue during the quarter ended September 30, 2011 was attributable to the reduction in fair value adjustment to acquired deferred revenue as a result of the Merger.

Professional services and other. Professional services and other revenue decreased to $2.7 million for the three months ended September 30, 2011, as compared to $3.5 million for the three months ended September 30, 2010. As a percentage of total revenue, professional services and other revenue decreased to 7% for the three months ended September 30, 2011 as compared to 12% for the three months ended September 30, 2010. The reduction in professional services and other revenue during the quarter ended September 30, 2011 was attributable to a reduction in orders for professional services.

Total Cost of Revenue

Cost of Revenue. Cost of revenue decreased to $8.3 million for the three months ended September 30, 2011, as compared to $9.1 million for the three months ended September 30, 2010. As a percentage of revenue, cost of revenue decreased to 23% for the three months ended September 30, 2011 as compared to 31% for the three months ended September 30, 2010. The decrease in cost of revenue during the quarter ended September 30, 2011 was primarily attributable to a decrease in software and content royalties of approximately $0.4 million, a decrease in professional fees of approximately $0.2 million, and a decrease in overhead expense of approximately $0.2 million.

Amortization of Completed Technology. Amortization of completed technology was $2.2 million for the three months ended September 30, 2011, as compared to $2.4 for the three months ended September 30, 2010. As a percentage of revenue, amortization of completed technology decreased slightly to 6% for the three months ended September 30, 2011 as compared to 8% for the three months ended September 30, 2010. The amortization of completed technology is related primarily to intangible assets acquired in the Merger.

Operating Expenses

Product Development Expenses. Product development expenses decreased to $8.3 million for the three months ended September 30, 2011, as compared to $9.2 million for the three months ended September 30, 2010. As a percentage of revenue, product development expenses decreased to 23% for the three months ended September 30, 2011 as compared to 32% for the three months ended September 30, 2010. The decrease in product development expenses during the quarter ended September 30, 2011 was primarily attributable to a decrease in personnel and related expenses of approximately $0.5 million and a decrease in professional fees of approximately $0.4 million.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $11.5 million for the three months ended September 30, 2011, as compared to $12.2 million for the three months ended September 30, 2010. As a percentage of revenue, sales and marketing expenses decreased to 32% for the three months ended September 30, 2011 as compared to 42% for the three months ended September 30, 2010. The decrease in sales and marketing expenses during the quarter ended September 30, 2011 was primarily attributable to a decrease in personnel and related expenses of approximately $0.4 million, a decrease in professional fees of approximately $0.1 million and a decrease in overhead expense of approximately $0.1 million.

General and Administrative Expenses. General and administrative expenses decreased to $4.1 million for the three months ended September 30, 2011, as compared to $4.6 million for the three months ended September 30, 2010. As a percentage of revenue, general and administrative expenses decreased to 11% for the three months ended September 30, 2011 as compared to 16% for the three months ended September 30, 2010. The decrease in general and administrative expenses during the quarter ended September 30, 2011 was primarily attributable to a decrease in personnel and related expenses of approximately $0.3 million, a decrease in professional fees of approximately $0.2 million and a decrease in overhead expense of approximately $0.1 million.

Business Consolidation, Transaction and Restructuring Costs. Business consolidation, transaction and restructuring costs of $2.2 million for the three months ended September 30, 2011, consisted of $1.9 million in business consolidation costs and $0.3 million in restructuring costs. As a percentage of revenue, business consolidation, transaction and restructuring costs were 6% for the three months ended September 30, 2011 as compared to 37% for the three months ended September 30, 2010. We have classified all transaction and integration related costs to business consolidation costs, which include personnel costs of $0.6 million related to employees who were notified that their employment with us was being terminated, $0.5 million of acquisition related contingent compensation related to the Contur acquisition and professional service and other costs of $0.8 million directly related to our acquisition activities, including the integration of Symyx’s and Contur’s businesses into ours. Business consolidation, transaction and restructuring costs of $10.7 million for the three months ended September 30, 2010, consisted of $3.5 million in restructuring costs and $7.1 million in business consolidation costs, including $3.7 million related to employees who were notified that their employment with us was being terminated and professional service and other costs of $3.4 million directly related to the Merger and integration of Symyx’s business into ours.

Purchased Intangible Asset Amortization. Purchased intangibles assets amortization was $2.6 million for the three months ended September 30, 2011, as compared to $1.4 million for the three months ended September 30, 2010. As a percentage of revenue, amortization of purchased intangible assets was 7% for the three months ended September 30, 2011, as compared to 5% for the three months ended September 30, 2010, and was related solely to the amortization of backlog, customer relationship and trademark intangible assets acquired in the Merger and the acquisition of Contur.

Royalty and Other Income, net

Royalty and other income, net decreased slightly to $0.8 million for the three months ended September 30, 2011 as compared to $0.9 million for the three months ended September 30, 2010. Significant components of royalty and other income, net for the three months ended September 30, 2011 included net interest income of $0.3 million, royalty revenue of $1.3 million, rental income of $0.2 million, partially offset by a foreign currency exchange loss of $0.1 million, royalty expense of $0.1 million and amortization of purchased intangible assets of $0.6 million. Significant components of royalty and other income, net for the three months ended September 30, 2010 included net interest income of $0.3 million, royalty revenue of $0.8 million and foreign currency exchange gain of $0.5 million, partially offset by a royalty expense of $0.2 million and amortization of purchased intangible assets of $0.6 million.

Income Tax Expense (Benefit)

Income tax expense was $0.2 million for the three months ended September 30, 2011, as compared to income tax benefit of $16.1 million for the three months ended September 30, 2010. The income tax benefit during the quarter ended September 30, 2010 was related to a release of our valuation allowance against our deferred tax assets, as we have concluded that our NOLs can be utilized against the deferred tax liabilities assumed in connection with the Merger.

Comparison of the Nine Months Ended September 30, 2011 and 2010

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Nine Months Ended September 30,
	2011	2010
Revenue:
License and subscription revenue	56%	70%
Maintenance on perpetual licenses	24%	14%
Content	12%	5%
Professional services and other	8%	11%

Total revenue	100%	100%

Cost of revenue:
Cost of revenue	25%	24%
Amortization of completed technology	6%	4%

Total cost of revenue	31%	27%

Gross profit	69%	73%
Operating expenses:
Product development	24%	25%
Sales and marketing	36%	47%
General and administrative	12%	14%
Business consolidation, transaction and restructuring costs	6%	19%
Purchased intangible asset amortization	7%	2%

Total operating expenses	85%	107%

Operating loss	(16)%	(35)%
Royalty and other income, net	5%	2%

Loss before income taxes	(11)%	(33)%
Income tax expense (benefit)	1%	(23)%

Net loss	(12)%	(11)%

Due to rounding to the nearest percent, totals may not equal the sum of the line items in the table above.

Revenue

Total revenue increased to $104.6 million for the nine months ended September 30, 2011, as compared to $69.6 million for the nine months ended September 30, 2010. The increase in revenue during the nine months ended September 30, 2011 was attributable to the Merger.

License and subscription revenue. License and subscription revenue increased to $58.2 million for the nine months ended September 30, 2011, as compared to $48.7 million for the nine months ended September 30, 2010. As a percentage of total revenue, license and subscription revenue was 56% for the nine months ended September 30, 2011, as compared to 70% for the nine months ended September 30, 2010. The increase in license and subscription revenue during the nine months ended September 30, 2011 was attributable to the Merger.

Maintenance on perpetual licenses. Maintenance on perpetual licenses revenue increased to $25.6 million for the nine months ended September 30, 2011, as compared to $10.0 million for the nine months ended September 30, 2010. As a percentage of total revenue, revenue from maintenance on perpetual licenses increased to 24% for the nine months ended September 30, 2011, as compared to 14% for the nine months ended September 30, 2010. The increase in revenue from maintenance on perpetual licenses was attributable to the Merger.

Content. Content revenue was $12.6 million for the nine months ended September 30, 2011 compared to $3.3 million for the nine months ended September 30, 2010. As a percentage of total revenue, content revenue increased to 12% for the nine months ended September 30, 2011, as compared to 5% for the nine months ended September 30, 2010. The increase in content revenue during the nine months ended September 30, 2011 was attributable to the Merger

Professional services and other. Professional services and other revenue increased to $8.3 million for the nine months ended September 30, 2011, as compared to $7.7 million for the nine months ended September 30, 2010. As a percentage of total revenue, professional services and other revenue decreased slightly to 8% for the nine months ended September 30, 2011, as compared to 11% for the nine months ended September 30, 2010. The increase in professional services and other revenue during the nine months ended September 30, 2011 was attributable to the Merger, partially offset by a reduction in orders for professional services.

Total Cost of Revenue

Cost of Revenue. Cost of revenue increased to $26.6 million for the nine months ended September 30, 2011, as compared to $16.7 million for the nine months ended September 30, 2010. As a percentage of revenue, cost of revenue increased to 25% for the nine months ended September 30, 2011, as compared to 24% for the nine months ended September 30, 2010. The increase in cost of revenue during the nine months ended September 30, 2011 was primarily attributable to an increase in software and content royalties of approximately $1.8 million, an increase in personnel and related expenses in our services department of approximately $5.2 million, an increase in professional fees of approximately $0.8 million and an increase in overhead expense of approximately $2.0 million, each as a result of the Merger.

Amortization of Completed Technology. Amortization of completed technology increased to $6.3 million for the nine months ended September 30, 2011, as compared to $2.5 for the nine months ended September 30, 2010. As a percentage of revenue, amortization of completed technology increased to 6% for the nine months ended September 30, 2011, as compared to 4% for the nine months ended September 30, 2010. The increase in amortization of completed technology was due to amortization of completed technology intangible assets acquired in the Merger and the acquisition of Contur.

Operating Expenses

Product Development Expenses. Product development expenses increased to $25.2 million for the nine months ended September 30, 2011, as compared to $17.6 million for the nine months ended September 30, 2010. As a percentage of revenue, product development expenses decreased to 24% for the nine months ended September 30, 2011, as compared to 25% for the nine months ended September 30, 2010. The increase in product development expenses during the nine months ended September 30, 2011 was primarily attributable to an increase in personnel and related expenses of approximately $4.4 million, an increase in professional fees of approximately $0.9 million and an increase in overhead expense of approximately $2.3 million, each as a result of the Merger.

Sales and Marketing Expenses. Sales and marketing expenses increased to $37.3 million for the nine months ended September 30, 2011, as compared to $32.6 million for the nine months ended September 30, 2010. As a percentage of revenue, sales and marketing expenses decreased to 36% for the nine months ended September 30, 2011, as compared to 47% for the nine months ended September 30, 2010. The increase in sales and marketing expenses during the nine months ended September 30, 2011 was primarily attributable to an increase in personnel and related expenses of approximately $3.1 million and an increase in overhead expense of approximately $1.6 million, each as a result of the Merger.

General and Administrative Expenses. General and administrative expenses increased to $12.4 million for the nine months ended September 30, 2011, as compared to $10.0 million for the nine months ended September 30, 2010. As a percentage of revenue, general and administrative expenses decreased to 12% for the nine months ended September 30, 2011, as compared to 14% for the nine months ended September 30, 2010. The increase in general and administrative expenses during the nine months ended September 30, 2011 was primarily attributable to an increase in personnel and related expenses of approximately $1.2 million, an increase in professional fees of approximately $0.1 million, and an increase in overhead expense of approximately $1.1 million, each as a result of the Merger.

Business Consolidation, Transaction and Restructuring Costs. Business consolidation, transaction and restructuring costs of $6.2 million for the nine months ended September 30, 2011, consisted of $4.5 million in business consolidation costs and $1.7 million in restructuring costs. As a percentage of revenue, business consolidation, transaction and restructuring costs were 6% for the nine months ended September 30, 2011 as compared to 19% for the nine months ended September 30, 2010. We have classified all transaction and integration related costs to business consolidation costs, which include personnel costs of $1.7 million related to employees who were notified that their employment with us was being terminated, $0.6 million of acquisition related contingent compensation related to the Contur acquisition and professional service and other costs of $2.2 million directly related to our acquisition activities, including the Merger and integration of Symyx’s business into ours. Business consolidation, transaction and restructuring costs of $13.1 million for the nine months ended September 30, 2010, consisted of $3.5 million in restructuring costs, and $9.6 million in business consolidation and transaction costs, including $3.8 million related to employees who were notified that their employment with us was being terminated and professional service and other costs of $5.8 million directly related to the Merger and integration of Symyx’s business into ours.

Purchased Intangible Asset Amortization. Purchased intangibles assets amortization was $7.3 million for the nine months ended September 30, 2011, as compared to $1.4 million for the nine months ended September 30, 2010. As a percentage of revenue, amortization of purchased intangible assets was 7% for the nine months ended September 30, 2011, as compared to 2% for the nine months ended September 30, 2010 and was related solely to the amortization of backlog and customer relationship and trademark intangible assets acquired in the Merger.

Royalty and Other Income, net

Royalty and other income, net increased to $5.0 million for the nine months ended September 30, 2011, as compared to $1.1 million for the nine months ended September 30, 2010. Significant components of royalty and other income, net for the nine months ended September 30, 2011 included interest income of $1.0 million, royalty revenue of $5.1 million, and a foreign currency exchange gain of $0.9 million, partially offset by royalty expense of $0.4 million and amortization of purchased intangible assets of $1.8 million. Significant components of royalty and other income, net for the nine months ended September 30, 2010 included net interest income of $0.4 million, royalty revenue of $0.8 million and foreign currency exchange gain of $0.5 million, partially offset by a royalty expense of $0.2 million and amortization of purchased intangible assets of $0.6 million.

Income Tax Expense (Benefit)

Income tax expense was $0.7 million for the nine months ended September 30, 2011, as compared to income tax benefit of $15.8 million for the nine months ended September 30, 2010. In connection with the Merger, we released $16.5 million of our valuation allowance against our deferred tax assets, as we have concluded that our NOLs can be utilized against the deferred tax liabilities assumed in connection with the Merger.

Liquidity and Capital Resources

We had cash, cash equivalents, marketable securities, and restricted cash of $145.5 million as of September 30, 2011, as compared to $141.1 million as of December 31, 2010, an increase of $4.4 million. The increase in cash, cash equivalents, marketable securities and restricted cash during the nine months ended September 30, 2011 was primarily attributable to cash provided by operations of $26.3 million, proceeds from the sale of common stock of $1.2 million upon exercise of stock options and vesting of RSUs, net of shares tendered for payment of withholding tax, partially offset by cash paid for the Contur acquisition of $12.4 million, net of acquired cash of $0.8 million, purchases of capital equipment of 3.0 million and repurchases of our common stock of $7.0 million.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
Net cash provided by (used in) operating activities	$26,251	$(3,985)
Net cash (used in) provided by investing activities	(47,397)	84,959
Net cash (used in) provided by financing activities	(5,845)	737

Net cash provided by operating activities was $26.3 million for the nine months ended September 30, 2011, as compared to net cash used in operating activities of approximately $4.0 million for the nine months ended September 30, 2010. The increase in cash provided by operating activities was primarily attributable to changes in working capital, offset by our net loss for the nine months ended September 30, 2011.

Net cash used by investing activities was $47.4 million for the nine months ended September 30, 2011, as compared to net cash provided by investing activities of approximately $85.0 million for the nine months ended September 30, 2010. Significant components of cash flows from investing activities for the nine months ended September 30, 2011 included cash paid for the Contur acquisition of $9.9 million, funding of acquisition related restricted cash of $0.5 million and an acquisition related prepaid contingent compensation of $2.0 million, net purchases of property and equipment of $3.0 million, purchases of marketable securities of approximately $94.3 million, partially offset by proceeds from maturities of marketable securities of approximately $61.3 million and decrease of restricted cash of $ 0.9 million. Significant components of cash flows from investing activities for the nine months ended September 30, 2010 included cash of $74.5 million acquired in the Merger, proceeds from maturities of marketable securities of approximately $12.7 million partially offset by net purchases of property and equipment of $1.3 million, equity issuance costs of $0.8 million and purchases of software licenses of $0.1 million.

Net cash used in financing activities was $5.8 million for the nine months ended September 30, 2011, as compared to net cash provided by financing activities of $0.8 million for the nine months ended September 30, 2010. Significant components of cash flows from financing activities for the nine months ended September 30, 2011 included repurchases of our common stock of $7.0 million, offset by $1.2 million of proceeds from the issuance of our common stock under employee stock plans, reduced by payments made to taxing authorities on behalf of our employees when tendering stock to us for settlement of minimum income tax liability upon vesting of RSUs. Cash flows from financing activities for the nine months ended September 30, 2010 consisted solely of proceeds from the issuance of our common stock under employee stock plans, reduced by the aforementioned payments to taxing authorities on behalf of our employees upon vesting of RSUs.

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

On August 3, 2011, our board of directors authorized the Company to commit up to $8.0 million beginning October 1, 2011 and concluding September 30, 2012, not to exceed $2 million per quarter, for the repurchase of the Company’s common stock pursuant to a program to be executed in accordance with a Rule 10b5-1 trading plan.

We anticipate that our existing capital resources will be adequate to fund our operations for at least the next twelve months. However, there can be no assurance that changes will not occur that would consume our available capital resources before that time. Our capital requirements depend on numerous factors, including our ability to continue to generate software sales, the purchase of additional capital equipment and acquisitions of other businesses or technologies. There can be no assurance that additional funding, if necessary, will be available to us on favorable terms, if at all. Our forecast for the period of time through which our financial resources will be adequate to support our operations is forward-looking information, and actual results could vary.

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

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, such controls.

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

Our insurance coverage may not be sufficient to avoid a material impact on our financial position or results of operations resulting from claims or liabilities against us, and we may not be able to obtain insurance coverage in the future. We maintain insurance coverage for protection against many risks of liability. The extent of our insurance coverage is under continuous review and is modified as we deem it necessary. Although we have insurance, it is possible that claims or liabilities against us may have a material adverse impact on our financial position or results of operations. In addition, we may not be able to obtain any insurance coverage, or adequate insurance coverage, when our existing insurance coverage expires. For example, we do not carry earthquake insurance for our facilities in Tokyo, Japan, San Ramon, California, Santa Clara, California or San Diego, California, because we do not believe the costs of such insurance are reasonable in relation to the potential risk.

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

	Nine Months Ended December 31, 2010	Years Ended
Region		March 31, 2010	March 31, 2009
U.S.	49%	46%	48%
Europe	28%	30%	28%
Asia-Pacific	23%	24%	24%

Other potential risks inherent in our international business include:

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	currency exchange rate fluctuations;

•	import and export license requirements;

•	tariffs and other barriers;

•	political unrest, terrorism and economic instability;

•	disruption of our operations due to local labor conditions;

•	limited intellectual property protection;

•	difficulties in collecting trade receivables;

•	difficulties in managing distributors or representatives;

•	difficulties in managing an organization spread over various countries;

•	difficulties in staffing foreign subsidiary or joint venture operations; and

•	potentially adverse tax consequences.

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

We may be required to indemnify PDD, or may not be able to collect on indemnification rights from PDD. On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of the spin-off, we agreed to indemnify the indebtedness, liabilities and obligations of PDD. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under certain facility leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be as significant as the remaining future minimum lease payments, which totaled approximately $11.4 million as of September 30, 2011. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any failure by PDD to satisfy its obligations and any required payment by us could have a material adverse effect on our business.

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

As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares. As of October 28, 2011, the top ten institutional holders of our common stock held approximately 57% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

Anti-takeover provisions under the Delaware General Corporation Law, provisions in our certificate of incorporation and bylaws, and our stockholder rights plan may make the accomplishment of mergers or the assumption of control by a principal stockholder more difficult, thereby making the removal of management more difficult. Certain provisions of the Delaware General Corporation Law may delay or deter attempts to secure control of our company without the consent of our management. Also, our governing documents provide for a staggered board of directors, which will make it more difficult for a potential acquirer to gain control of our board of directors. In 2002, we adopted a stockholder rights plan, which is triggered upon commencement or announcement of a hostile tender offer or when any one person or group acquires 15% or more of our common stock. The rights plan, once triggered, enables our stockholders (other than the stockholder responsible for triggering the rights plan) to purchase our common stock at reduced prices. These provisions of our governing documents and stockholder rights plan, and of Delaware law, could have the effect of delaying, deferring or preventing a change of control, including without limitation a proxy contest, making the acquisition of a substantial block of our common stock more difficult. The provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. Further, the existence of these anti-takeover measures may cause potential bidders to look elsewhere, rather than initiating acquisition discussions with us.

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

A patent issued to us may not be sufficiently broad to protect adequately our rights in intellectual property to which the patent relates. Due to cost and other considerations, we generally do not rely on patent protection to enforce our intellectual property rights, and have filed only a limited number of patent applications. Even if patents are issued to us, these patents may not sufficiently protect our interest in our software or other technologies because the scope of protection provided by any patents issued to or licensed by us are subject to the uncertainty inherent in patent law. Third parties may be able to design around these patents or develop unique products providing effects similar to our products. In addition, others may discover uses for our software or technologies other than those uses covered by our patents, and these other uses may be separately patentable. A number of pharmaceutical and biotechnology companies, software organizations and research and academic institutions, have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, patent applications or patents may conflict with our technologies, patent applications or patents. These conflicts could also limit the scope of patents, if any, that we may be able to obtain, or result in the denial of our patent applications.

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

The combined company’s future results will suffer if the combined company does not effectively manage its expanded operations following the Merger. The size of the combined company’s business is significantly larger than businesses of Accelrys and Symyx as stand-alone entities prior to the Merger. The combined company’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for the combined company’s management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We cannot assure you that the combined company will be successful or will realize the expected operating efficiencies, annual net operating synergies, revenue enhancements and other benefits anticipated to result from the Merger.

The Merger may not be accretive and may cause dilution to the combined company’s earnings per share, which may negatively impact the price of the common stock of the combined company following the completion of the Merger. We anticipate that the Merger will be accretive to the earnings per share of the combined company for our 2011 fiscal year. This expectation is based on preliminary estimates and assumes certain synergies expected to be realized by the combined company during such time. These estimates and assumptions could materially change due to additional transaction-related costs, the failure to realize any or all of the benefits expected from the Merger or other factors beyond the our control. All of these factors could delay, decrease or eliminate the expected accretive effect of the Merger and cause resulting dilution to the combined company’s earnings per share or to the price of the common stock of the combined company.

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

On March 11, 2011, we entered into a Second Stock Repurchase Plan in accordance with Rule 10b5-1 of Exchange Act. Pursuant to the Second Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we instructed the broker named therein to purchase for our account up to an additional $4.0 million worth of our common stock by September 30, 2011. During the second quarter of fiscal 2011 we repurchased 253,624 shares of our common stock for $2.0 million pursuant to the Second Repurchase Plan. In July 2011 we completed the repurchase of the remaining $2.0 million of our common stock by repurchasing 273,141 shares at an average cost of $7.29 per share. All of the shares repurchased under the Repurchase Plan and Second Repurchase Plan have been recorded as treasury stock.

The following table sets forth information concerning purchases of our common stock, in each fiscal month during the three months ended September 30, 2011, which upon repurchase are classified as treasury shares available for general corporate purposes:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan or programs
(In thousands)
7/1/2011 – 7/31/2011	273,141	$7.29	273,141	$—
8/1/2011 – 8/31/2011	—	—	—	—
9/1/2011 – 9/30/2011	—	—	—	—

Item 6.	Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated April 5, 2010, by and among Accelrys, Inc., Alto Merger Sub, Inc. and Symyx Technologies, Inc. (incorporated by reference to Exhibit 2.1 of Accelrys, Inc.’s Current Report on Form 8-K filed on April 6, 2010).

2.2	Asset Purchase Agreement, dated as of July 28, 2011, by and between Symyx Technologies, Inc. and Intermolecular, Inc. (incorporated by reference to Exhibit 2.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on July 29, 2011).

3.1	Restated Certificate of Incorporation of Pharmacopeia, Inc., as amended (including a Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock) (incorporated by reference to Exhibit 3.2 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

3.2	Certificate of Amendment of Amended and Restated Certificate of Accelrys, Inc. (incorporated by reference to Exhibit 3.4 to Accelrys, Inc.’s Quarterly Report Form 10-Q for the quarter ended September 30, 2007).

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Accelrys, Inc. (incorporated by reference to Exhibit 3.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on July 2, 2010).

3.4	Amended and Restated Bylaws of Accelrys, Inc. as amended on June 9, 2005 (incorporated by reference to Exhibit 3.3 to Accelrys, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

4.1	Rights Agreement, dated as of September 6, 2002, between Pharmacopeia, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A thereto the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and Exhibit B thereto the Form of Right Certificate (incorporated by reference to Exhibit 4.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on September 4, 2002).

4.2	First Amendment to Rights Agreement, dated as of April 5, 2010 (incorporated by reference to Exhibit 4.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on April 6, 2010).

10.1	Accelrys, Inc. 2011 Stock Incentive Plan (incorporated by reference to Annex A to Accelrys, Inc.’s Definitive Proxy Statement filed on June 17, 2011).

31.1*	Section 302 Certification of the Principal Executive Officer

31.2*	Section 302 Certification of the Principal Financial Officer

32.1*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

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

Date: November 9, 2011