Form 10-K
period 2011-12-31
ACCELRYS, INC.
filed 2012-03-13
CIK 1002388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 was $237 million (based upon the June 30, 2011 closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Market). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 21, 2012 was 53,739,072, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part II of this Form 10-K and Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the registrant’s definitive proxy statement filed pursuant to Regulation 14A in connection with the registrant’s 2012 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

The Exhibit Index (Item No. 15) lists several documents incorporated by reference.

ACCELRYS, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2011

Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. These statements are often identified by the use of words such as “expect”, “believe”, “anticipate”, “estimate”, “intend”, “plan” and similar expressions and variations or negatives of these words These forward-looking statements may include statements addressing our future financial and operating results. We have based these forward-looking statements on our current expectations about future events. Such statements are subject to certain risks and uncertainties including those related to the execution of our strategic plans, the successful release and acceptance of new products, the demand for new and existing products, additional competition, changes in economic conditions and those described in documents we have filed with the Securities and Exchange Commission (the “SEC”), including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and subsequent reports on Form 10-Q. All forward-looking statements in this document are qualified entirely by the cautionary statements included in this document and such other filings. These forward-looking statements speak only as of the date of this document. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Unless the context requires otherwise, in this Report the terms “we,” “us” and “our” refer to Accelrys, Inc. and its wholly owned or indirect subsidiaries, and their predecessors.

PART I

Item 1.	Business

Change in Fiscal Year

On August 3, 2010, our board of directors approved a change in our fiscal year end from March 31 to December 31. The fiscal year end change was effective December 31, 2010 and resulted in a nine- month reporting period from April 1, 2010 to December 31, 2010. All references to “years”, unless otherwise noted, refer to the twelve-month fiscal year, which prior to April 1, 2010, ended on March 31, and beginning with January 1, 2011, ends on December 31, of each year.

Overview

On July 1, 2010, pursuant to the terms of the Agreement and Plan of Merger and Reorganization, dated April 5, 2010 (the “Merger Agreement”), by and among us, Alto Merger Sub, Inc., our wholly-owned subsidiary (“Merger Sub”), and Symyx Technologies, Inc. (“Symyx”), Merger Sub merged with and into Symyx, with Symyx surviving as our wholly-owned subsidiary (the “Symyx Merger”). Symyx’s operating results are included in our consolidated financial statements and results of operations beginning July 1, 2010.

On May 19, 2011, we completed the acquisition of Contur Software AB (“Contur”), whereby Contur became our wholly owned subsidiary (the “Contur Acquisition”). Contur’s operating results are included in our consolidated financial statements and results of operations beginning May 19, 2011.

On December 30, 2011 we completed the acquisition of VelQuest Corporation (“VelQuest”), whereby VelQuest became our wholly owned subsidiary (the “VelQuest Acquisition” and, together with the Symyx Merger and the Contur Acquisition, the “Acquisitions”). VelQuest’s operating results are included in our consolidated financial statements and results of operations beginning December 30, 2011.

Our Business

We develop and commercialize scientific informatics software products and services for industries and organizations that rely on scientific innovation to differentiate themselves in the marketplace. Historically, our products were primarily utilized by our customers’ research organizations. As a result of the Acquisitions, we increased the breadth and depth of our scientific product portfolio by adding a set of complementary scientific applications, content databases, technologies and domain expertise. In addition, we have expanded our focus to include products that are utilized by our customers’ development and early manufacturing organizations. In particular, the addition of the VelQuest suite of products gives us even greater capability downstream, extending our solutions into the quality assurance and quality control areas in large pharmaceutical companies. Collectively, our products and services are intended to optimize our customers’ research and development value chain, from early research through development into early manufacturing. Our software is used by our customers’ scientists, biologists, chemists and information technology professionals to design, execute and manage scientific experiments in-silico or in the lab and to aggregate, mine, manage, analyze and interactively report on the scientific data from those experiments. Our solutions also enable the development process to scale more effectively and bring increased automation to the transition from development to early manufacturing. The ability to integrate and access data from diverse data sources and to make that information accessible throughout the scientific value chain enables our customers to reduce costs, enhance productivity and more efficiently provide innovative and effective products to their customers.

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

Our overall strategy is to extend beyond our historically strong presence in research downstream into development and early manufacturing, covering the entire research and development value chain; to move into new scientific domains, including biology; and to expand our presence outside of the pharmaceutical and biotech industries into other key industries such as food and beverage, fine and specialty chemicals and aerospace. We do this by addressing the core challenges faced by research and development organizations, offering them an open enterprise-scale scientific software platform and a broad portfolio of scientific software applications leveraging our deep domain expertise in chemistry, biology and the materials sciences. We believe the combination of our enterprise R&D platform and associated set of applications, including the Electronic Lab Notebook (“ELN”), computer aided design modeling and simulation software, data management and informatics software, content and professional services, help optimize our customers’ scientific value chain.

We believe that the combination of Accelrys products with the products and domain expertise we acquired as a result of the Acquisitions (most significantly the ELN and the VelQuest product suite) enables us to provide greater value to the development and early manufacturing functions of our customers’ organizations. Our plan is to continue to integrate and augment our offerings in order to further enhance the value of the products we acquired and the value of our products’ collective portfolio to these organizations, thus enabling us to expand upon our presence in the research and development organizations of our existing customers. The VelQuest acquisition extended our software portfolio into pharmaceutical development quality assurance and quality control, offering significant productivity improvements, faster cycle times, lower operational costs and reduced compliance risks for regulated life sciences organizations. We also intend to continue to develop advanced analysis, scientific and reporting component collections in order to extend our platform’s value to and use by our customers

Our strategy also includes offering professional services to further tailor our enterprise R&D platform to our customers’ individual business needs, thereby increasing its utility and value. Because our enterprise R&D platform is the underlying operating platform for many products in our broad portfolio, and integration with the applications obtained as part of our Acquisitions continues to be a development priority, we expect the use of these products to expand as the use of our platform grows, thus further increasing our sales and value to our customers.

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

Products and Services

The following is a brief description of each of our product lines:

Pipeline Pilot, Accelrys Enterprise R&D Platform. Our enterprise R&D platform forms the basis of our software and services offerings. Its open service-oriented architecture allows users to aggregate, integrate and mine the vast quantities of both structured and unstructured scientific data, such as chemical structures, biological sequences and complex digital images. It also filters, normalizes and performs statistical analysis on this scientific data and provides interactive visual reports to both scientists and scientific managers. We continue to develop component collections that operate with our enterprise R&D platform to offer our customers advanced scientific functions such as image, text and chemical analysis. In addition, our enterprise R&D platform provides the underlying platform on which we have built many of our modeling and simulation and informatics solutions. We are integrating many of the products we acquired through the Symyx Merger in order to enhance the value of both these products and our platform. The openness of the enterprise R&D platform allows our users to integrate not only Accelrys solutions, but also best of breed scientific applications they have built themselves, or solutions they have acquired from academic collaborators or other commercial independent software vendors (“ISVs”). We have built an ecosystem of scientific innovation by partnering with many ISVs who build scientific and technology solutions based on our enterprise R&D platform.

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

We continue to develop domain-specific capabilities for scientists engaged in discovery, process, analytical, formulations and biology functions that are designed with their specific functions in mind. The Contur Acquisition has given us the ability to address an even broader portion of the ELN market. Contur is focused on serving organizations that need an easy to deploy, web enabled flexible tool for moving their scientists from the paper notebook to an electronic approach. Contur`s product can be deployed in a traditional on premise software model, but is also available as a cloud delivered service. Whether customers deploy the ELN from Accelrys or our new Contur product, they see significant productivity gains resulting from the development of domain-specific capabilities that optimize the use of research data across the scientific enterprise, improve data and documentation quality and ensure compliance with standard operating procedures.

Lab Execution Systems. The VelQuest Acquisition has allowed us to broaden our solutions in the development and early manufacturing segments. The VelQuest lab execution and instrument data capture software is sold primarily to pharmaceutical and medical device manufacturers. VelQuest solutions for lab information management, lab execution, batch record execution, and electronic data capture replace manual paper-based documentation processes, helping manufacturers to improve efficiency and reduce Good Manufacturing Practices compliance risks in quality control and manufacturing operations. This is a natural extension of our current ELN activities and is key to our strategy to move more effectively downstream from research to development and early manufacturing.

Content Databases. To support their research activities, scientists can access our comprehensive, integrated and cross-referenced collection of factual databases and reference works covering bioactivity, chemical sourcing, molecular properties, synthetic methodology, metabolism and toxicology information. These resources can be accessed easily through the ELN, data management and informatics applications or via the Internet through the Discovery Gate portal and chemicals marketplace.

Data Management & Informatics Software. We are a leading provider of software-based solutions designed to capture, store, manage and mine scientific data information. Our data management and informatics software is based on standard database architectures such as Oracle ®. As leaders in the space prior to the Symyx Merger, we have developed a go-forward roadmap that leverages the best technology from each of the product portfolios. This roadmap preserves our customers’ investments, while offering a solution that addresses the needs of today’s scientific organizations. Through this combined portfolio, we provide comprehensive data visualization and analysis software components based on a services oriented architecture enabling users to search, retrieve and use chemical structures, biological and chemical data, experimental data and registration information. Many of these tools use industry standard software components and are compatible with applications such as Microsoft Excel ® and Microsoft SharePoint ® , allowing chemists to interact with chemical data within familiar productivity tools. We also use this component technology, combined with our enterprise R&D platform and our database architectures, to build enterprise-wide systems for our clients.

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

Our contract research services team provides solutions to clients’ proprietary business-critical scientific problems. The world-wide client base for this service ranges from those who do not have expert modeling resources on staff to those who have expert modelers, but need to accommodate peaks in resource requirements or to fill a special skill set. We work on a project-by-project basis, or provide longer term resources that are located at client sites for a year or more. This scientific collaboration enhances our partnerships with our clients and helps them achieve their research goals. Our value is enhanced by the broad set of scientific domain expertise among our staff, our years of experience solving industrial “real-world” application problems, our commitment to maintaining confidentiality and to protecting our clients’ intellectual property, the accessibility we offer to the extensive Accelrys ecosystem and all of our modeling tools.

Both internally and through our distribution channels, we offer training conducted by staff knowledgeable in both the theory and application of our products. Our implementation and training services ensure that our clients are able to quickly install our products and become expert users of our solutions. We offer onsite training and implementation services, web-based training and data migration services.

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

Customers

Our customer base consists of companies that differentiate themselves from the competition on the basis of scientific innovation. These customers include commercial, governmental and academic organizations, including many of the world’s largest pharmaceutical, biotechnology, energy, chemicals, aerospace, consumer packaged goods and industrial products companies. No single customer accounted for more than 10% of our revenue during any of the three most recently completed fiscal years. Our three largest customers accounted for approximately 14% of total revenue during the year ended December 31, 2011.

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

Sales and Marketing

We market our products and services worldwide. During the year ended December 31, 2011, we generated 47%, 29% and 24% of our revenues from the U.S., Europe and the Asia/Pacific region, respectively. Please refer to Note 2 to our consolidated financial statements included elsewhere in this Report for a breakdown of revenues and long-lived assets by geographic region. Our continuing reliance on sales in international markets exposes us to risks attendant to foreign sales, as described more fully in Item 1A of this Report.

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

We develop most of our products internally and, during the year ended December 31, 2011 and the nine months ended December 31, 2010, we incurred product development expenses of $34.0 and $22.1 million, respectively, and during each of the years ended March 31, 2010 and 2009, we incurred product development expenses totaling approximately $16.0 million. We have also licensed products or have otherwise acquired products, or portions of our products, from the open source community, as well as corporate, governmental and academic institutions. These arrangements sometimes involve joint development efforts and frequently require the payment of royalties by us. The development and royalty obligations, scope of distribution rights, duration and other terms of these arrangements vary depending on the product, the market, resource requirements, the other parties with which we contract and other factors. We intend to continue to license or otherwise acquire technology or products from third parties.

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

The markets for our informatics software products and our computer aided design modeling and simulation products for the pharmaceutical and biotechnology industries are mature and intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our competitors offer a variety of products and services to address this market. We believe that the principal competitive factors in this market are product quality, flexibility, ease-of-use, scientific validation and performance, functionality and features, open architecture, quality of support and service, reputation and price. Competition currently comes from open source software, our customers’ internal tools, and the following commercial software vendors (listed by product type and competitors that supply such products): other software packages for analysis of chemical and biological data (IDBS); desktop software applications (Perkin Elmer/CambridgeSoft and Tripos), including chemical drawing applications (Perkin Elmer/CambridgeSoft); molecular modeling and analytical data simulation applications (Chemical Computing Group, OpenEye, Schrodinger and Tripos); and database management systems and information technology (IDBS).

Our ELN solutions face competition from commercial software vendors in two primary areas: enterprise-wide deployments (Perkin Elmer/CambridgeSoft and IDBS); and smaller, department-focused initiatives (Perkin Elmer/CambridgeSoft, IDBS and Recentris).

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

Backlog of Committed Revenue

As of December 31, 2011, our backlog was approximately $216.0 million, compared with $145.0 million as of December 31, 2010. We expect to recognize approximately $94.7 million of our December 31, 2011 backlog during fiscal 2012. Our backlog consists of contractual commitments from our customers for products to be shipped, research, consulting and maintenance services to be provided, and license and content revenue. Because of the occasional customer-driven changes in delivery schedules or cancellation of orders without significant penalty, we do not believe our backlog, as of any particular date, is necessarily indicative of actual revenue for any future period.

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also have 116 U.S. and foreign patents and several pending patent applications. Some of our patents begin to expire as early as 2012. We believe that factors such as the technological and creative skills of our personnel, new product development, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technological leadership position. There can be no assurance that our means of protecting our proprietary rights in the U.S. or abroad will be adequate. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Further, there can be no assurance that our patents will offer any protection or that they will not be challenged, invalidated or circumvented.

Employees

As of December 31, 2011, we had 601 full-time employees. None of our employees are covered by collective bargaining agreements. Substantially all of our employees, other than certain of our executive officers and employees with customary employment arrangements within Europe and Asia are at will employees, which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her at any time. We offer industry competitive wages and benefits and are committed to maintaining a workplace environment that promotes employee productivity and satisfaction. We believe our relations with our employees are good.

Website Access to SEC Filings

We are subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, we are required to file reports and information with the SEC, including reports on the following forms: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports and other information concerning us may be accessed through the SEC’s website at http://www.sec.gov and on our website at www.accelrys.com. Such filings are placed on our website as soon as reasonably practical after they are filed with the SEC. Any information contained in, or that can be accessed through our website, is not incorporated by reference into, nor is it in any way part of this Report.

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

Certain Risks Related to Our Marketplace and Environment

Our revenue from the sale of computer aided design modeling and simulation software to the life science discovery research marketplace, which has historically constituted a significant portion of our overall revenue, has been declining over the past several years and may continue to decline in future years. Historically we have derived a significant portion of our revenue from the sale of computer aided design modeling and simulation software to the discovery research departments in pharmaceutical and biotechnology companies. Based on recurring analyses of incoming orders typically conducted by our sales and marketing departments, we estimate that orders for our computer aided design modeling and simulation software for the life science industry declined approximately 18% between fiscal year 2008 and 2009, approximately 16% between fiscal year 2009 and 2010, approximately 21% during the nine months ended December 31, 2010 . While there is not a linear correlation between product orders and resulting revenue, we believe that our estimates of decreased product orders ultimately reflect a decline in revenue attributable to sales of our computer aided design modeling and simulation software products. We believe this decline is due to several factors, including industry consolidation, a general reduction in the level of discovery research activity by our customers, increased competition, including competition from open source software, and reductions in profit and related information technology spending by our customers. If such declines continue and we do not increase the revenue we derive from our other product and service offerings, our business could be adversely impacted.

Our ability to sustain or increase revenues will depend upon our success in entering new markets and in deriving additional revenues from our existing customers. Our products are currently used primarily by molecular modeling and simulation specialists in discovery research organizations. One component of our overall business strategy is to derive more revenues from our existing customers by expanding their usage of our products and services. Such strategy would have our customers utilize our scientific informatics platform and our tools and components to leverage vast amounts of information stored in both corporate databases and public data sources in order to make informed scientific and business decisions during the research and development process. In addition, we seek to expand into new markets and new areas within our existing markets by acquiring businesses in these markets, attracting and retaining personnel knowledgeable in these markets, identifying the needs of these markets and developing marketing programs to address these needs. If successfully implemented, these strategies would increase the usage of our software and services by biologists, chemists, engineers and informaticians operating within our existing pharmaceutical and biotechnology customers, as well as by new customers in other industries. However, if our strategies are not successfully implemented, our products and services may not achieve market acceptance or penetration in targeted new departments within our existing customers or in new industries. As a result, we may incur additional costs and expend additional resources without being able to sustain or increase revenue.

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

Increasing competition and increasing costs within the pharmaceutical and biotechnology industries may affect the demand for our products and services, which may affect our results of operations and financial condition. Our pharmaceutical and biotechnology customers’ demand for our products is impacted by continued demand for their products and by our customers’ research and development costs. Demand for our customers’ products could decline, and prices charged by our customers for their products may decline, as a result of increasing competition, including competition from companies manufacturing generic drugs. In addition, our customers’ expenses could continue to increase as a result of increasing costs of complying with government regulations and other factors. A decrease in demand for our customers’ products, pricing pressures associated with the sales of these products and additional costs associated with product development could cause our customers to reduce research and development expenditures. Because our products and services depend on such research and development expenditures, our revenues may be significantly reduced.

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

We face strong competition in the life science market for computer aided design modeling and simulation software and for cheminformatics products. The market for our computer aided design modeling and simulation software products for the life science market is intensely competitive. We currently face competition from other scientific software providers, larger technology and solutions companies, in-house development by our customers and academic and government institutions and the open source community.

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

There can be no assurance that our current or potential competitors will not develop products, services or technologies that are comparable to, superior to or render obsolete, the products, services and technologies we offer. There can be no assurance that our competitors will not adapt more quickly than us to technological advances and customer demands, thereby increasing such competitors’ market share relative to ours. Any material decrease in demand for our technologies or services may have a material adverse effect on our business, financial condition and results of operations.

We are subject to pricing pressures in some of the markets we serve. The market for computer aided design modeling and simulation products for the life science industry is intensely competitive, which has led to significant pricing pressure and declines in average selling price over the past several years. Based on recurring analyses of incoming orders typically conducted by our sales and marketing departments, we estimate that the average sales price of our computer aided design modeling and simulation products for the life science industry declined approximately 10% between fiscal year 2008 and 2009, approximately 14% between fiscal year 2009 and 2010. While there is not a linear correlation between our product pricing and competition in the marketplace, we believe that our estimates of decreased prices ultimately reflect increased competition that has led and may continue to lead to pricing pressure with respect to sales of these products. In response to such increased competition and general adverse economic conditions in this market, we may be required to further modify our pricing practices. Changes in our pricing model could adversely affect our revenue and earnings.

Revenue from our database content business has been declining and may continue to decline. As a result of the Symyx Merger, we have acquired a database content business. This business faces intense competition from both third parties and the increasing availability of freely-available content databases. As a result, revenue from this database content business has been declining. If we are unable to reverse the decline in this business or to increase revenues from our other businesses in order to offset the decline, our revenues and results of operations may suffer.

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

We are subject to risks associated with the operation of a global business. We derive a significant portion of our total revenue from our operations in international markets. During the year ended December 31, 2011, nine months ended December 31, 2010 and in fiscal years 2010 and 2009, 53%, 51%,54% and 52%, respectively, of our total revenue was derived from our international operations. Our global business may be affected by local economic conditions, including inflation, recession and currency exchange rate fluctuations. In addition, political and economic changes throughout the world may interfere with our or our customers’ activities in particular locations and result in a material adverse effect on our business, financial condition and operating results. We anticipate that revenue from operations in international markets will continue to account for a significant percentage of future revenue. The following table depicts our region-specific revenue as a percentage of total revenue for the periods referenced:

	Year Ended	Nine Months Ended	Years Ended
Region	December 31, 2011	December 31, 2010	March 31, 2010	March 31, 2009
U.S.	47%	49%	46%	48%
Europe	29%	28%	30%	28%
Asia-Pacific	24%	23%	24%	24%

Other potential risks inherent in our international business include:

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	currency exchange rate fluctuations;

•	import and export license requirements;

•	tariffs and other barriers;

•	political unrest, terrorism and economic instability;

•	disruption of our operations due to local labor conditions;

•	limited intellectual property protection;

•	difficulties in collecting trade receivables;

•	difficulties in managing distributors or representatives;

•	difficulties in managing an organization spread over various countries;

•	difficulties in staffing foreign subsidiary or joint venture operations; and

•	potentially adverse tax consequences.

Our success depends, in part, on our ability to anticipate and address these risks. There can be no assurance that we will do so effectively, or that these or other factors relating to our international operations will not adversely affect our business or operating results.

In order to improve our financial position, we have reduced our headcount, both prior to and as a result of the Symyx Merger, which could negatively impact our business. We have undergone several reductions-in-force over the past several years, and our workforce has declined approximately 25% from March 31, 2006 to July 1, 2010 when we completed the Symyx Merger. In addition, as a result of the Symyx Merger, we implemented a reduction in force of approximately 15% of the combined employee workforce after the Symyx Merger. We do not believe that these reductions have had a material adverse effect on our operations or our ability to generate revenue to date. However, while we believe we have sufficient staff to operate our business, we do not have duplicative or redundant resources in many of our functions or operations. As a result, there can be no assurance that further attrition will not impact our ability to operate our business, or adversely impact our revenues.

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

Recent acquisitions and potential future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources. Since July 2010, we have acquired three companies: Symyx, Contur and VelQuest. We continually evaluate opportunities to acquire new businesses as part of our ongoing strategy and we may in the future acquire additional businesses that we believe could complement or expand our business or increase our customer base. We do not know if we will be able to complete any future acquisitions, or whether we will be able to successfully integrate any acquired businesses, operate them profitably or retain their key employees. Integrating the operations of acquired businesses successfully or otherwise realizing any of the anticipated benefits of any acquisitions, including anticipated cost savings and additional revenue opportunities, involves a number of potential challenges. The failure to meet these integration challenges could seriously harm our financial condition and results of operations. Realizing the benefits of the Acquisitions or any future acquisitions depends in part on the integration of operations and personnel. These integration activities are complex, expensive and time-consuming and we may encounter unexpected difficulties or incur unexpected costs, including:

•	our inability to achieve the operating synergies anticipated in the acquisitions;

•	lost sales and customers as a result of our customers or customers of any acquired company deciding not to do business us;

•	complexities associated with managing the larger, more complex, combined business;

•	integrating personnel from acquired companies while maintaining focus on providing consistent, high quality products;

•	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with acquisitions; and

•	diversion of management attention from ongoing business concerns to integration matters.

Acquired businesses may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairment in the future that could harm our financial results. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate.

In addition, in order to finance any acquisition, we may utilize our existing funds, thereby lowering the amount of funds we currently have, or might need to raise additional funds through public or private equity or debt financings. Prolonged tightening of the financial markets may impact our ability to obtain financing to fund future acquisitions and we could be forced to obtain financing on less than favorable terms. Additionally, equity financings may result in dilution to our stockholders, which could affect the market price of our stock.

Our ability to utilize our net operating loss (“NOL”) and tax credit carryforwards in the future is limited by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOL and tax credit carryforwards to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (which is generally three years). The amount of the annual limitation is generally equal to the value of the stock of the corporation immediately prior to the ownership change, multiplied by the adjusted federal tax-exempt rate set by the Internal Revenue Service.

As a result of the Symyx Merger, Accelrys and Symyx have undergone an “ownership change” for purposes of Section 382 of the Code. Accordingly, the combined company’s ability to utilize Accelrys’s and Symyx’s

NOLs and tax credit carryforwards will be limited as described in the preceding paragraph. These limitations could in turn result in increased future tax payments for the combined company, which could have a material adverse effect on the business, financial condition or results of operations of the combined company.

Certain Risks Related To Our Financial Performance

We have a history of losses and our future profitability is uncertain. We generated net losses for the nine months ended December 31, 2010, and the years ended March 31, 2007 and 2006. Although we generated net income for the years ended December 31, 2011, March 31, 2010, 2009 and 2008, we may experience future net losses which may limit our ability to fund our operations and we may not generate income from operations in the future. Our future profitability depends upon many factors, including several that are beyond our control. These factors include without limitation:

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

If we are unable to license software to, or collect receivables from, our customers, our operating results may be adversely affected. While the majority of our current customers are well-established, large companies and universities, we also provide products and services to smaller companies. Our financial success depends upon the creditworthiness and ultimate collection of amounts due from our customers, including our smaller customers with fewer financial resources. While we have not experienced significant customer defaults during the 2009, 2010 and 2011 fiscal years and the nine months ended December 31, 2010, if we are not able to collect from our customers, we may be required to write-off significant accounts receivable and recognize bad debt expenses which could materially and adversely affect our operating results.

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

We may be required to indemnify Pharmacopeia Drug Discovery, Inc. (“PDD”), or may not be able to collect on indemnification rights from PDD. On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of the spin-off, we agreed to indemnify the indebtedness, liabilities and obligations of PDD. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under certain facility leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be as significant as the remaining future minimum lease payments, which totaled approximately $10.8 million as of December 31, 2011. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any failure by PDD to satisfy its obligations and any required payment by us could have a material adverse effect on our business.

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

If we consume cash more quickly than expected, we may be unable to raise additional capital and we may be forced to curtail operations. We anticipate that our existing capital resources will be adequate to fund our operations for at least the next twelve months. However, our capital requirements will depend on many factors, including potential acquisitions of other businesses or technologies. If we determine that we must raise additional capital, we may attempt to do so through public or private financings involving debt or equity. However, additional capital may not be available on favorable terms, or at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

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

As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares. As of February 21, 2012, the top ten institutional holders of our common stock held approximately 57% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The following is a summary of our principal business locations:

Location	Principal activities	Lease Ends	Square Feet
U.S
San Diego, California,	Corporate headquarters, sales, customer support, marketing, product development and administration	2013	68,436
San Ramon, California	Product development and administration	2016	64,409

Location	Principal activities	Lease Ends	Square Feet
Santa Clara, California	Sales and administration	2013	3,046
Bend, Oregon	Product development and administration	2014	7,292
Bedminster, New Jersey	Product development and administration	2015	7,855
Burlington, Massachusetts	Sales	2014	4,830
Hopkinton, Massachusetts	Sales, product development, finance and administration	2012	12,202

Europe
Cambridge, U.K.	Sales, customer support, marketing, product development and administration	2022	24,451
Paris, France	Sales and administration	2015	2,486
Basel, Switzerland	Sales, customer support	2013	8,148
Cologne, Germany	Sales, customer support	2012	2,325
Stockholm, Sweden	Sales, product development, finance and administration	2014	3,014

Asia
Tokyo, Japan	Sales, customer support and administration	2012	9,001
Bangalore, India	Sales and administration	2013	2,500

We believe our existing properties, including both owned and leased sites, are in good condition and are adequate to meet our current and reasonably foreseeable future requirements.

Item 3.	Legal Proceedings

Prior to the completion of the Symyx Merger, several lawsuits were filed against Symyx, the members of the Symyx board of directors and certain executive officers of Symyx, Accelrys and Merger Sub in purported class action lawsuits brought by individual Symyx stockholders challenging the Symyx Merger. The first of such lawsuits was a class action lawsuit filed in the Superior Court of the State of California, County of Santa Clara, purportedly on behalf of the stockholders of Symyx, against Symyx and its directors and chief financial officer, as well as Accelrys and Merger Sub, alleging, among other things, that Symyx’s directors breached their fiduciary duties to the stockholders of Symyx in connection with the proposed Symyx Merger. Subsequent to the filing of such lawsuit, several additional suits were filed, also in Santa Clara County, each of which was substantially similar to the first lawsuit. The lawsuits were ultimately consolidated into a single action and on May 20, 2010, the plaintiffs filed a single consolidated complaint (the “Complaint”). The Complaint served as the only complaint in the combined litigation going forward (the “Consolidated Action”), which was pending in the Superior Court for the County of Santa Clara (the “Court”). The Complaint, like the previously filed complaints, alleged, among other things, that Symyx’s directors breached their fiduciary duties to the stockholders of Symyx in connection with the Symyx Merger, and was seeking, among other things, to enjoin the defendants from completing the Symyx Merger pursuant to the terms of the Merger Agreement.

On June 22, 2010, the defendants entered into a memorandum of understanding (the “MOU”) with the plaintiffs, pursuant to which the defendants and the plaintiffs agreed to settle the Consolidated Action. Subject to court approval and further definitive documentation the MOU resolves the allegations by the plaintiffs against the defendants made in connection with the Merger and the Merger Agreement, and provides a release and settlement by the purported class of Symyx stockholders with prejudice of all asserted claims against the defendants without costs to any defendant (other than as expressly provided in the MOU), in exchange for Symyx’s agreement to provide additional supplemental disclosures to the joint proxy statement/prospectus issued by Accelrys and Symyx in connection with the Symyx Merger. Accelrys and Symyx made the appropriate supplemental disclosures on June 23, 2010. On January 28, 2011 the plaintiffs filed the Unopposed Notice of Motion for Preliminary Approval of a Class Action Settlement and supporting documents. On February 25, 2011, the Court signed a preliminary approval order, which granted preliminary certification of a non-opt out class and set a settlement hearing for May 6, 2011 to determine whether a final order and judgment should be granted to settle this matter. On July 15, 2011, the Court approved the settlement amount of $0.3 million, which was paid by our insurance carrier.

In addition to the foregoing, we are subject to various claims and legal proceedings arising in the ordinary course of our business. While any legal proceeding has an element of uncertainty, management believes that the disposition of such matters, in the aggregate, will not have a material effect on our results of operations.

Item 4.	Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock trades on the NASDAQ Global Market under the symbol “ACCL”. The following table sets forth, for the periods indicated, the range of high and low sale prices per share of our common stock:

	High	Low
Year Ended December 31, 2011
First Quarter	$8.90	$7.00
Second Quarter	$8.16	$6.65
Third Quarter	$7.57	$5.80
Fourth Quarter	$7.17	$5.68
Nine Months Ended December 31, 2010
Quarter Ended June 30, 2010	$7.55	$6.15
Quarter Ended September 30, 2010	$7.29	$5.96
Quarter Ended December 31, 2010	$8.95	$6.50
Year Ended March 31, 2010
First Quarter	$6.25	$3.85
Second Quarter	$6.28	$5.43
Third Quarter	$5.88	$4.92
Fourth Quarter	$6.75	$5.33
Year Ended March 31, 2009
First Quarter	$7.03	$4.81
Second Quarter	$5.73	$4.24
Third Quarter	$5.63	$2.63
Fourth Quarter	$4.56	$3.05

From the date of our initial public offering on December 5, 1995 until February 26, 2004, our stock traded under the symbol “PCOP”. Since February 27, 2004, our common stock has traded under the symbol “ACCL”.

Holders of Record

As of February 21, 2012, there were 390 holders of record of our common stock.

Dividends

No cash dividends have been paid on the common stock to date, nor do we anticipate paying dividends in the foreseeable future.

Equity Compensation Plan Information

The information required by Item 201(d) of Regulation S-K will be included in the definitive proxy statement for our 2012 annual meeting of stockholders or an amendment to this Report (either of the foregoing, a “Subsequent Filing”) to be filed with the SEC within 120 days after our fiscal period ended December 31, 2011, and is incorporated into this Report by reference.

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

On March 11, 2011, we entered into a second Stock Repurchase Plan with a broker (the “Second Repurchase Plan” and together with the Repurchase Plan, the “Repurchase Plans”) in accordance with Rule 10b5-1 of Exchange Act. Pursuant to the Second Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we instructed the broker to purchase for our account up to an additional $4.0 million worth of our common stock by September 30, 2011. On the basis of the foregoing, we purchased $2.0 million worth of our common stock in each of the quarters ended June 30, 2011 and September 30, 2011. All of the shares repurchased under the Repurchase Plans have been classified as treasury shares available for general corporate purposes.

The following table sets forth information concerning purchases of our common stock, in each fiscal month during the year ended December 31, 2011:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan or programs
				(in thousands)
On January 1, 2011				$3,000
1/1/2011 – 1/31/2011	268,652	$8.49	268,652	709
2/1/2011 – 2/28/2011	81,901	8.64	81,901	—
3/1/2011 – 3/31/2011	—	—	—	4,000
4/1/2011 – 4/30/2011	253,624	7.86	253,624	2,000
5/1/2011 – 5/31/2011	—	—	—	2,000
6/1/2011 – 6/30/2011	—	—	—	2,000
7/1/2011 – 7/31/2011	273,141	7.29	273,141	—
8/1/2011 – 8/31/2011	—	—	—	—
9/1/2011 – 9/30/2011	—	—	—	—
10/1/2011 – 10/31/2011	—	—	—	—
11/1/2011 – 11/30/2011	—	—	—	—
12/1/2011 – 12/31/2011	—	—	—	—

Comparison of Stockholder Return

The following information shall not be deemed to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

The following graph compares the five-year cumulative total return through December 31, 2011 for our common stock, which is traded under the symbol “ACCL” on the NASDAQ Global Market, to a broad market index, namely the NASDAQ U.S. Composite Index (the “NASDAQ Index”) and an industry index, namely the NASDAQ Computer and Data Processing Services Index (the “Industry Index”). This graph assumes an investment of $100 was made in both our common stock and in each index on March 31, 2006 and further assumes that all dividends were reinvested. The stock price performance on the graph is not necessarily indicative of future stock price performance.

	Accelrys, Inc.	NASDAQ Index	Industry Index
March 31, 2006	100.00	100.00	100.00
March 31, 2007	87.76	103.69	109.11
March 31, 2008	75.38	96.72	107.49
March 31, 2009	54.75	66.55	79.41
March 31, 2010	84.73	104.39	126.15
December 31, 2010	114.17	117.20	142.55
December 31, 2011	92.43	117.84	138.16

Item 6.	Selected Consolidated Financial Data

Change in Fiscal Year End

On August 3, 2010, our board of directors approved a change in our fiscal year end from March 31 to December 31. The fiscal year end change was effective December 31, 2010 and resulted in a nine-month reporting period from April 1, 2010 to December 31, 2010, which is included in the accompanying consolidated financial statements. All references to “years,” unless otherwise noted, refer to the twelve-month fiscal year, which prior to April 1, 2010, ended on March 31, and beginning with January 1, 2011, ends on December 31, of each year.

The following selected consolidated financial data have been derived from our audited consolidated financial statements. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Report. The following table sets forth our selected consolidated financial data as of and for the year ended December 31, 2011, the nine months ended December 31, 2010 and each of the years ended March 31, 2010, 2009 and 2008.

	For the Year Ended	For the Nine Months Ended	For the Years Ended
	December 31, 2011	December 31, 2010	March 31, 2010	March 31, 2009	March 31, 2008
Consolidated Statements of Operations:
Revenue:
License and subscription revenue	$79,425	$50,458	$64,854	$62,426	$60,769
Maintenance on perpetual licenses	34,862	13,057	10,499	11,093	12,219
Content	16,838	6,592	—	—	—
Professional services and other	13,214	10,098	7,606	7,462	6,751

Total revenue	144,339	80,205	82,959	80,981	79,739

Cost of revenue:
Cost of revenue	36,065	23,528	14,136	14,749	14,376
Amortization of completed technology	8,393	4,887	844	1,524	1,524

Total cost of revenue	44,458	28,415	14,980	16,273	15,900

Gross profit	99,881	51,790	67,979	64,708	63,839
Operating expenses:
Product development	33,977	22,080	16,045	15,978	18,832
Sales and marketing	51,517	34,848	38,042	36,083	34,552
General and administrative	16,467	11,697	12,479	12,070	11,131
Business consolidation, transaction and restructuring costs (recoveries)	7,775	16,493	(86)	896	179
Purchased intangible asset amortization	9,846	2,712	—	—	—

Total operating expenses	119,582	87,830	66,480	65,027	64,694

Operating income (loss)	(19,701)	(36,040)	1,499	(319)	(855)
Net gain on sale of cost method investment	18,970	—	—	—	—
Royalty and other income, net	1,740	1,377	914	1,608	3,237

Income (loss) before taxes	1,009	(34,663)	2,413	1,289	2,382
Income tax expense (benefit)	(756)	(14,055)	1,218	1,195	1,061

Net income (loss)	$1,765	$(20,608)	$1,195	$94	$1,321

Basic and diluted net income (loss) per share amounts:	$0.03	$(0.44)	$0.04	$0.00	$0.05
Weighted average shares used to compute net income (loss) per share:
Basic	55,489	46,446	27,504	27,093	26,692
Diluted	56,037	46,446	27,760	27,203	27,185

	December 31, 2011	December 31, 2010	March 31, 2010	March 31, 2009	March 31, 2008
Consolidated Balance Sheet Data:
Cash, cash equivalents, marketable securities and restricted cash and marketable securities	$143,624	$141,052	$93,082	$81,769	$76,381
Promissory note receivable	34,720	—	—	—	—
Total assets	407,886	363,282	171,205	160,614	156,091
Total deferred revenue	86,012	67,459	61,325	57,224	58,341
Deferred gain on sale of intellectual property	25,974	—	—	—	—
Noncurrent liabilities(1)	10,634	11,331	6,953	7,204	8,140
Accumulated deficit	(198,208)	(199,973)	(179,365)	(180,560)	(180,654)
Total stockholders’ equity	248,684	247,646	86,104	80,759	74,882

(1)	Noncurrent liabilities primarily consist of long-term, lease-related liabilities and accrued income tax.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

On July 1, 2010, pursuant to the terms of the Merger Agreement by and among us, Merger Sub, , and Symyx), Merger Sub merged with and into Symyx, with Symyx surviving as our wholly -owned subsidiary ). Symyx’s operating results are included in our consolidated financial statements and results of operations beginning July 1, 2010.

On May 19, 2011, we completed the contur Acquisition whereby Contur became a wholly -owned subsidiary”). Contur’s operating results are included in our consolidated financial statements and results of operations beginning May 19, 2011.

On December 30, 2011, we completed the VelQuest Acquisition whereby VelQuest became our wholly owned subsidiary VelQuest’s operating results are included in our consolidated financial statements and results of operations beginning December 30, 2011.

Our Business

We develop and commercialize scientific informatics software products and services for industries and organizations that rely on scientific innovation to differentiate themselves in the marketplace. Historically, our products were primarily utilized by our customers’ research organizations. As a result of the Acquisitions, we increased the breadth and depth of our scientific product portfolio by adding a set of complementary scientific applications, content databases, technologies and domain expertise. In addition, we have expanded our focus to include products that are utilized by our customers’ development and early manufacturing organizations. In particular, the addition of the VelQuest suite of products gives us even greater capability downstream, extending our solutions into the quality assurance and quality control areas in large pharmaceutical companies. Collectively, our products and services are intended to optimize our customers’ research and development value chain, from early research through development into early manufacturing. Our software is used by our customers’ scientists, biologists, chemists and information technology professionals to design, execute and manage scientific experiments in-silico or in the lab and to aggregate, mine, manage, analyze and interactively report on the scientific data from those experiments. Our solutions also enable the development process to scale more effectively and bring increased automation to the transition from development to early manufacturing. The ability to integrate and access data from diverse data sources and to make that information accessible throughout the scientific value chain, enables our customers to reduce costs, enhance productivity and more efficiently provide innovative and effective products to their customers.

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

Our overall strategy is to extend beyond our historically strong presence in research downstream into development and early manufacturing, covering the entire research and development value chain; to move into new scientific domains, including biology; and to expand our presence outside of the pharmaceutical and biotech industries into key industries such as food and beverage, fine and specialty chemicals and aerospace. We do this by addressing the core challenges faced by research and development organizations, offering them an open enterprise-scale scientific software platform and a broad portfolio of scientific software applications leveraging our deep domain expertise in chemistry, biology and the materials sciences. We believe the combination of our enterprise R&D platform and associated set of applications, including the ELN, computer aided design modeling and simulation software, data management and informatics software, content and professional services, help optimize our customers’ scientific value chain.

We believe that the combination of Accelrys products with the products and domain expertise we acquired as a result of the Acquisitions (most significantly the ELN and the VelQuest product suite) enables us to provide greater value to the development and early manufacturing functions of our customers’ organizations. Our plan is to continue to integrate and augment our offerings in order to further enhance the value of the products we acquired and the value of our products’ collective portfolio to these organizations, thus enabling us to expand upon our presence in the research and development organizations of our existing customers. The VelQuest Acquisition extended our software portfolio into pharmaceutical development quality assurance and quality control, offering significant productivity improvements, faster cycle times, lower operational costs and reduced compliance risks for regulated life sciences organizations. We also intend to continue to develop advanced analysis, scientific and reporting component collections in order to extend our platform’s value to and use by our customers.

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

Professional Services. We provide certain services to our customers, including non-complex product training, installation, implementation and other professional services which are non-essential to the operation of the software. We also perform professional services for our customers designed to enhance the value of our software products by creating extensions to functionality to address a client’s specific business needs. When sold separately, revenue from these services is generally recognized as the services are delivered under the proportional performance when we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. For service arrangements that include provisions that create significant uncertainties (e.g. customer acceptance) or service deliverables wherein the level of effort to complete the services cannot be reasonably estimated, the associated revenue is recognized using the completed performance method.

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

Valuation of Goodwill

Our goodwill resulted from acquisitions in fiscal years 1999 through 2011. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other (“ASC Topic 350”), we review goodwill for impairment at least annually and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of the reporting unit to which the goodwill has been assigned below its carrying value. Examples of such events or circumstances include: a significant adverse change in legal factors or in the business climate, a significant decline in our stock price, a significant decline in our projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel or the presence of other indicators that would indicate a reduction in the fair value of a reporting unit.

Our goodwill is considered to be impaired if we determine that the carrying value of the reporting unit to which the goodwill has been assigned exceeds its estimated fair value. We completed our annual goodwill impairment test as of December 31, 2011 and concluded that our goodwill was not impaired. Based on the guidance provided by ASC Topic 350 and ASC Topic 280, Segment Reporting, management has determined that our company consists of one reporting unit given the similarities of economic characteristics between our operations and the common nature of our products, services and customers. Because we have only one reporting unit, and because we are publicly traded, we determine the fair value of the reporting unit based on our market capitalization as we believe this represents the best evidence of fair value. Our conclusion that goodwill was not impaired was based on a comparison of our net assets as of December 31, 2011 to our market capitalization.

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

Our indefinite-lived intangible asset is considered to be impaired if we determine that the carrying value of the asset exceeds its estimated fair value. We completed our annual indefinite-lived intangible asset impairment test as of December 31, 2011 and concluded that our indefinite-lived intangible asset was not impaired. We estimated the fair value of our indefinite-lived intangible asset utilizing a discounted cash flow analysis which considers the estimated future customer orders for our scientific informatics platform and the associated direct and incremental selling, marketing, and product development costs. Key assumptions included in the discounted cash flow analysis include projections of future customer order growth for our scientific informatics platform and developing an appropriate discount rate.

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

Valuation of Marketable Securities

We invest in various types of securities, including obligations of U.S. government sponsored enterprises, commercial paper, certificates of deposits, corporate and municipal debt. In accordance with the accounting standard for fair value measurements, we classify our investments as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices that are observable for the asset or liability, either directly or indirectly. Fair values determined by Level 2 inputs utilize data points that are observable, and have active markets, for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means. Fair values determined by Level 3 inputs utilize model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable. As noted in note “7. Fair Value Measurements” in Part II, Item 8 of this Form 10-K, a majority of our security holdings have been classified as Level 2.

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

Long Term Investments

We determine the accounting method used to account for investments in equity securities of other business entities in which we do not have a controlling interest primarily based on our ownership of each such business entity and whether we have the ability to exercise significant influence over the strategic, operating, investing and financing activities of each such business entity. We monitor these investments for impairment by considering current factors including economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment.

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

Change in Fiscal Year and Comparative Financial Information

On August 3, 2010, our board of directors approved a change in our fiscal year end from March 31 to December 31. The fiscal year end change was effective December 31, 2010 and resulted in a nine-month reporting period from April 1, 2010 to December 31, 2010, which is included in the accompanying consolidated financial statements. All references to “years”, unless otherwise noted, refer to the twelve-month fiscal year, which prior to April 1, 2010, ended on March 31, and beginning with January 1, 2011, ends on December 31, of each year. As a result of the fiscal year change, the unaudited comparative information for the nine months ended December 31, 2009 is included in the consolidated statement of operations and consolidated statement of cash flows.

Results of Operations

The following table sets forth the consolidated statements of operations data for the periods presented (amounts in thousands, except per share data). Financial information for the year ended December 31, 2011, the nine month transition period ended December 31, 2010 and the years ended March 31, 2010 and 2009, respectively, were derived from audited financial statements. Financial information for the year ended December 31, 2010 and the nine months ended December 31, 2009 were derived from unaudited financial statements.

	For the Year Ended	For the Year Ended	For the Nine Months Ended		For the Years Ended
	December 31, 2011	December 31, 2010	December 31, 2010	December 31, 2009	March 31, 2010	March 31, 2009
		(unaudited)		(unaudited)
Consolidated Statements of Operations:
Revenue:
License and subscription revenue	$79,425	$66,363	$51,003	$48,949	$64,854	$62,426
Maintenance on perpetual licenses	34,862	15,717	12,512	7,839	10,499	11,093
Content	16,838	6,592	6,592	—	—	—
Professional services and other	13,214	12,292	10,098	5,412	7,606	7,462

Total revenue	144,339	100,964	80,205	62,200	82,959	80,981

Cost of revenue:
Cost of revenue	36,065	27,140	23,528	10,524	14,136	14,749
Amortization of completed technology	8,393	4,928	4,887	803	844	1,524

Total cost of revenue	44,458	32,068	28,415	11,327	14,980	16,273

Gross profit	99,881	68,896	51,790	50,873	67,979	64,708
Operating expenses:
Product development	33,977	26,492	22,080	11,633	16,045	15,978
Sales and marketing	51,517	46,522	34,848	26,338	38,042	36,083
General and administrative	16,467	14,528	11,697	8,946	12,479	12,070
Business consolidation, transaction and restructuring costs (recoveries)	7,775	17,199	16,493	(90)	(86)	896
Purchased intangible asset amortization	9,846	2,712	2,712	—	—	—

Total operating expenses	119,582	107,483	87,830	46,827	66,480	65,027

Operating income (loss)	(19,701)	(38,587)	(36,040)	4,046	1,499	(319)
Net gain on sale of cost method investment	18,970	—	—	—	—	—
Royalty and other income, net	1,740	1,671	1,377	620	914	1,608

Income (loss) before taxes	1,009	(39,916)	(34,663)	4,666	2,413	1,289
Income tax expense (benefit)	(756)	(13,934)	(14,055)	1,097	1,218	1,195

Net income (loss)	$1,765	$(22,982)	$(20,608)	$3,569	$1,195	$94

Net income (loss) per share amounts:
Basic	$0.03	$(0.55)	$(0.44)	$0.13	$0.04	$0.00
Diluted	$0.03	$(0.55)	$(0.44)	$0.13	$0.04	$0.00
Weighted average shares used to compute net income (loss) per share:
Basic	55,489	41,823	46,446	27,470	27,504	27,093
Diluted	56,037	41,823	46,446	27,704	27,760	27,203

Comparison of the Year Ended December 31, 2011 and 2010

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Year Ended December 31,
	2011	2010
		(unaudited)
Revenue:
License and subscription revenue	55%	66%
Maintenance on perpetual licenses	24%	16%
Content	12%	7%
Professional services and other	9%	12%

Total revenue	100%	100%

Cost of revenue:
Cost of revenue	25%	27%
Amortization of completed technology	6%	5%

Total cost of revenue	31%	32%

Gross profit	69%	68%
Operating expenses:
Product development	24%	26%
Sales and marketing	36%	46%
General and administrative	11%	14%
Business consolidation, transaction and restructuring costs	5%	17%
Purchased intangible asset amortization	7%	3%

Total operating expenses	83%	106%

Operating loss	(14)%	(38)%
Net gain on sale of cost method investment	13%	—
Royalty and other income, net	1%	2%

Loss before income taxes	1%	(37)%
Income tax benefit	(1)%	(14)%

Net income (loss)	1%	(23)%

Due to rounding to the nearest percent, totals may not equal the sum of the line items in the table above.

Revenue

Total revenue increased 43% to $144.3 million for the year ended December 31, 2011, as compared to approximately $101.0 million for the year ended December 31, 2010. The increase in revenue was attributable to the Symyx Merger.

License and subscription revenue. License and subscription revenue increased to $79.4 million for the year ended December 31, 2011, as compared to $66.4 million for the year ended December 31, 2010. As a percentage of revenue, license and subscription revenue decreased to 55% for the year ended December 31, 2011, as compared to 66% for the year ended December 31, 2010. The increase in license and subscription revenue was attributable to the Symyx Merger.

Maintenance on perpetual licenses. Maintenance on perpetual licenses revenue increased to $34.9 million for the year ended December 31, 2011, as compared to $15.7 million for the year ended December 31, 2010. As a percentage of revenue, revenue from maintenance on perpetual licenses increased to 24% for the year ended December 31, 2011, as compared to 16% for the year ended December 31, 2010. The increase in revenue from maintenance on perpetual licenses was attributable to the Symyx Merger.

Content. Content revenue increased to $16.8 million for the year ended December 31, 2011, as compared to $6.6 million for the year ended December 31, 2010. As a percentage of revenue, content revenue increased to 12% for the year ended December 31, 2011, as compared to 7% for the year ended December 31, 2010. The increase in content revenue was attributable to the Symyx Merger.

Professional services and other. Professional services and other revenue increased to $13.2 million for the year ended December 31, 2011, as compared to $12.3 million for the year ended December 31, 2010. As a percentage of revenue, professional services and other revenue decreased to 9% for the year ended December 31, 2011, as compared to 12% for the year ended December 31, 2010. The increase in professional services and other revenue was attributable to the Symyx Merger.

Total Cost of Revenue

Cost of Revenue. Cost of revenue increased to $36.1 million for the year ended December 31, 2011, as compared to $27.1 million for the year ended December 31, 2010. As a percentage of revenue, cost of revenue decreased to 25% for the year ended December 31, 2011, as compared to 27% for the year ended December 31, 2010. The increase in cost of revenue was primarily attributable to an increase in software and content royalties of approximately $1.4 million, an increase in personnel and related expenses in our services department of approximately $5.3 million, an increase in professional fees of approximately $0.7 million and an increase in overhead expense of approximately $1.6 million, each as a result of the Symyx Merger.

Amortization of Completed Technology. Amortization of completed technology increased to $8.4 million for the year ended December 31, 2011, as compared to $4.9 million for the year ended December 31, 2010. As a percentage of revenue, amortization of completed technology increased to 6% for the year ended December 31, 2011, as compared to 5% for the year ended December 31, 2010. The increase in amortization of completed technology was due to amortization of completed technology intangible assets acquired in the Symyx Merger and the Contur Acquisition.

Operating Expenses

Product Development Expenses. Product development expenses increased to approximately $34.0 million for the year ended December 31, 2011, as compared to $26.5 million for the year ended December 31, 2010. As a percentage of revenue, product development expenses decreased to 24% for the year ended December 31, 2011, as compared to 26% for the year ended December 31, 2010. The increase in product development expenses was primarily attributable to an increase in personnel and related expenses of approximately $4.8 million, an increase in professional fees of approximately $0.4 million and an increase in overhead expense of approximately $2.3 million, each as a result of the Symyx Merger.

Sales and Marketing Expenses. Sales and marketing expenses increased to $51.5 million for the year ended December 31, 2011, as compared to $46.6 million for the year ended December 31, 2010. As a percentage of revenue, sales and marketing expenses decreased to 36% for the year ended December 31, 2011, as compared to 46% for the year ended December 31, 2010. The increase in sales and marketing expenses was primarily attributable to an increase in personnel and related expenses of approximately $3.4 million and an increase in overhead expense of approximately $1.5 million, partially offset by a decrease in professional fees of approximately $0.1 million, each as a result of the Symyx Merger.

General and Administrative Expenses. General and administrative expenses increased to $16.5 million for the year ended December 31, 2011, as compared to $14.5 million for the year ended December 31, 2010. As a percentage of revenue, general and administrative expenses decreased to 11% for the year ended December 31, 2011, as compared to 14% for the year ended December 31, 2010. The increase in general and administrative expenses was primarily attributable to an increase in personnel and related expenses of approximately $1.2 million, an increase in professional fees of approximately $0.2 million and an increase in overhead expense of approximately $0.6 million, each as a result of the Symyx Merger.

Business Consolidation, Transaction and Restructuring Costs. Business consolidation, transaction and restructuring costs of $7.8 million for the year ended December 31, 2011 consisted of $5.9 million in business consolidation and transaction costs and $1.9 million in restructuring costs. As a percentage of revenue, business consolidation, transaction and restructuring costs decreased to 5% for the year ended December 31, 2011, as compared to 17% for the year ended December 31, 2010. We have classified all transaction and integration related costs to business consolidation costs, which include personnel costs of $1.9 million related to employees who were notified that their employment with us was being terminated, $0.9 million of acquisition related contingent compensation related to the Contur Acquisition and professional service and other costs of $3.1 million directly related to our acquisition activities, including the Symyx Merger and Contur Acquisition, related integrations of Symyx’s and Contur’s businesses into ours and other non-operating investing activities. Business consolidation, transaction and restructuring costs of $17.2 million for the year ended December 31, 2010 consisted of $4.6 million in restructuring costs and $12.6 million in business consolidation and transaction costs, including $5.4 million related to employees who were notified that their employment with us was being terminated and professional service and other costs of $7.2 million directly related to the Symyx Merger and related integration of Symyx’s business into ours.

Purchased Intangible Asset Amortization. Purchased intangible assets amortization increased to $9.8 million for the year ended December 31, 2011, as compared to $2.7 million for the year ended December 31, 2010. As a percentage of revenue, purchased intangible asset amortization increased to 7% for the year ended December 31, 2011, as compared to 3% for the year ended December 31, 2010 and was related solely to the amortization of backlog and customer relationship and trademark intangible assets acquired in the Symyx Merger.

Net gain on sale of cost method investment. Pursuant to the terms of our July 28, 2011 agreement between Symyx and Intermolecular, Inc. (“IM”), we sold our equity interest in IM in their November 18, 2011 IPO. Upon consummation of the IPO, we received proceeds of approximately $37.3 million, net of transaction and consulting costs and commissions of $2.4 million. The carrying value of our investment in IM prior to the IPO was $18.3 million. As a result, during the fourth quarter of fiscal 2011, we recognized a net gain of approximately $19.0 million on the sale of our equity investment in IM.

Royalty and Other Income, net. Royalty and other income, net was approximately $1.7 million for both the year ended December 31, 2011 and 2010. Significant components of royalty and other income, net for the year ended December 31, 2011 included interest income of $1.5 million, royalty revenue of $6.8 million and a foreign currency exchange gain of $0.5 million, partially offset by a $4.3 million write-off of intangible assets in connection with the sale of intellectual property and related deferred gain on sale as described in detail in Note 2 to the consolidated financial statements under “Long Term Investments” included elsewhere in this Report, royalty expense of $0.6 million and amortization of purchased intangible assets of $2.4 million. Significant components of royalty and other income, net for the year ended December 31, 2010 included net interest income of $0.8 million, royalty revenue of $2.0 million and foreign currency exchange gain of $0.4 million, partially offset by royalty expense of $0.3 million and amortization of purchased intangible assets of $1.2 million.

Income Tax Benefit

Income tax benefit was $0.8 million for the year ended December 31, 2011, as compared to income tax benefit of $13.9 million for the year ended December 31, 2010. In connection with the Symyx Merger, we released $14.9 million of our valuation allowance against our deferred tax assets, as we have concluded that a portion of our NOLs can be utilized against the deferred tax liabilities assumed in connection with the Symyx Merger.

Comparison of the Nine Months Ended December 31, 2010 and 2009

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Nine Months Ended December 31,
	2010	2009
		(unaudited)
Revenue	100%	100%
Cost of revenue:
Cost of revenue	29%	17%
Amortization of completed technology	6%	1%

Total cost of revenue	35%	18%

Gross profit	65%	82%
Operating expenses:
Product development	28%	19%
Sales and marketing	43%	42%
General and administrative	15%	14%
Business consolidation, transaction and restructuring costs (recoveries)	21%	* %
Purchased intangible asset amortization	3%	—

Total operating expenses	110%	75%

Operating income (loss)	(45)%	7%
Royalty and other income, net	2%	1%

Income (loss) before income taxes	(43)%	8%
Income tax expense (benefit)	(18)%	2%

Net income (loss)	(25)%	6%

*	Less than 1%.

Revenue

Revenue increased 29% to $80.2 million for the nine months ended December 31, 2010 compared to $62.2 million for the nine months ended December 31, 2009. The increase in revenue was primarily attributable to the Symyx Merger, and includes Symyx revenue of approximately $17.9 million.

Total Cost of Revenue

Cost of Revenue. Cost of revenue increased to $23.5 million for the nine months ended December 31, 2010, as compared to $10.5 million for the nine months ended December 31, 2009. As a percentage of revenue, cost of revenue increased to 29% for the nine months ended December 31, 2010, as compared to 17% for the nine months ended December 31, 2009. The increase in cost of revenue was primarily attributable to an increase in software and content royalties of approximately $3.9 million, an increase in personnel and related expenses in our services department of approximately $4.8 million, an increase in professional fees of approximately $0.9 million and an increase in overhead allocated expense of approximately $3.4 million, each as a result of the Merger.

Amortization of Completed Technology. Amortization of completed technology increased to $4.9 million for the nine months ended December 31, 2010, as compared to $0.8 million for the nine months ended December 31, 2009. As a percentage of revenue, amortization of completed technology increased to 6% for the nine months ended December 31, 2010, as compared to 1% for the nine months ended December 31, 2009. The increase in amortization of completed technology was due to amortization of completed technology intangible assets acquired in the Symyx Merger.

Operating Expenses

Product Development Expenses. Product development expenses increased to $22.1 million for the nine months ended December 31, 2010, as compared to $11.6 million for the nine months ended December 31, 2009. As a percentage of revenue, product development expenses increased to 28% for the nine months ended December 31, 2010, as compared to 19% for the nine months ended December 31, 2009. The increase in product development expenses was primarily attributable to an increase in personnel and related expenses of approximately $5.3 million, an increase in professional fees of approximately $2.3 million and an increase in overhead expense of approximately $2.9 million, each as a result of the Symyx Merger.

Sales and Marketing Expenses. Sales and marketing expenses increased to $34.8 million for the nine months ended December 31, 2010, as compared to $26.3 million for the nine months ended December 31, 2009. As a percentage of revenue, sales and marketing expenses increased to 43% for the nine months ended December 31, 2010, as compared to 42% for the nine months ended December 31, 2009. The increase in sales and marketing expenses was primarily attributable to an increase in personnel and related expenses of approximately $5.7 million, an increase in professional fees of approximately $0.9 million and an increase in overhead expense of approximately $2.0 million, each as a result of the Symyx Merger.

General and Administrative Expenses. General and administrative expenses increased to $11.7 million for the nine months ended December 31, 2010, as compared to $8.9 million for the nine months ended December 31, 2009. As a percentage of revenue, general and administrative expenses increased to 15% for the nine months ended December 31, 2010, as compared to 14% for the nine months ended December 31, 2009. The increase in general and administrative expenses was primarily attributable to an increase in personnel and related expenses of approximately $3.0 million, an increase in professional fees of approximately $1.5 million and an increase in overhead expenses of approximately $1.8 million, each as a result of the Symyx Merger.

Business Consolidation, Transaction and Restructuring Costs. Business consolidation, transaction and restructuring costs of $16.5 million for the nine months ended December 31, 2010, were comprised of $11.8 million in business consolidation costs and $4.7 million in restructuring costs. As a percentage of revenue, business consolidation, transaction and restructuring costs were 21% for the nine months ended December 31, 2010. We have classified all transaction and integration related costs to business consolidation costs, which includes personnel costs of $5.4 million related to current employees who have been terminated or notified that their employment with us was being terminated and professional service and other costs of $6.4 million directly related to the Symyx Merger and integration of Symyx’s business into ours.

Purchased Intangible Asset Amortization. Purchased intangible asset amortization was $2.7 million for the nine months ended December 31, 2010. As a percentage of revenue, purchased intangible asset amortization was 3% for the nine months ended December 31, 2010, and was related solely to the amortization of backlog and customer relationship and trademark intangible assets acquired in the Symyx Merger.

Royalty and Other Income, net

Royalty and other income, net was $1.4 million for the nine months ended December 31, 2010, as compared to $0.6 million for the nine months ended December 31, 2009. Significant components of interest and other income, net for the nine months ended December 31, 2010 included interest income of $0.7 million, royalty income of $2.0 million and a foreign currency exchange gain of $0.2 million, partially offset by royalty expense of $0.3 million and amortization of purchased intangible assets of $1.2 million. Significant components of interest and other income, net for the nine months ended December 31, 2009 included interest income of $0.2 million, foreign currency exchange gain of $0.2 million and a gain on our auction rate securities of $0.2 million.

Income Tax Expense (Benefit)

Income tax benefit was $14.1 million for the nine months ended December 31, 2010, as compared to income tax expense of $1.1 million for the nine months ended December 31, 2009. In connection with the Symyx Merger, we released $14.9 million of our valuation allowance against our deferred tax assets, as we have concluded that our NOLs can be utilized against the deferred tax liabilities assumed in connection with the Symyx Merger.

Comparison of the Years Ended March 31, 2010 and 2009

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Years Ended March 31,
	2010	2009
Revenue	100%	100%
Cost of revenue:
Cost of revenue	17%	18%
Amortization of completed technology	1%	2%

Total cost of revenue	18%	20%

Gross profit	82%	80%
Operating expenses:
Product development	19%	20%
Sales and marketing	46%	45%
General and administrative	15%	15%
Business consolidation, transaction and restructuring costs (recoveries)	* %	1%

Total operating expenses	80%	80%

Operating income	2%	* %
Interest and other income, net	1%	2%

Income before income taxes	3%	2%
Income tax expense	1%	1%

Net income	1%	* %

*	Less than 1%.

Revenue

Revenue increased 2% to $83.0 million for the year ended March 31, 2010, as compared to $81.0 million for the year ended March 31, 2009. The increase was due to an increase in software revenue of approximately $2.4 million and an increase in service revenue of approximately $0.3 million, partially offset by a decrease in maintenance and other revenue of approximately $0.7 million.

Total Cost of Revenue

Cost of Revenue. Cost of revenue decreased 4% to $14.1 million for the year ended March 31, 2010, as compared to $14.7 million for the year ended March 31, 2009. As a percentage of revenue, cost of revenue decreased to 17% for the year ended March 31, 2010, as compared to 18% for the year ended March 31, 2009.

The decrease in cost of revenue was primarily attributable to a decrease in distributor commissions of $0.4 million and lower personnel costs in our service departments of $0.4 million, partially offset by an increase in professional fees of $0.3 million.

Amortization of Completed Technology. Amortization of completed technology decreased to $0.8 million for the year ended March 31, 2010, as compared to $1.5 million for the year ended March 31, 2009. As a percentage of revenue, amortization of completed technology decreased to 1% for the year ended March 31, 2010, as compared to 2% for the for the year ended March 31, 2009. The decrease in amortization of completed technology was due solely to amortization of completed technology intangible assets during the year ended March 31, 2010.

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

Sales and Marketing Expenses. Sales and marketing expenses increased 5% to $38.0 million for the year ended March 31, 2010, as compared to $36.1 million for the year ended March 31, 2009. As a percentage of revenue, sales and marketing expenses increased to 46% for the year ended March 31, 2010, as compared to 45% for the year ended March 31, 2009. The increase in sales and marketing expenses was primarily attributable to additional personnel and incentive compensation of approximately $1.3 million, as well as an increase in professional fees of $0.6 million related to new marketing initiatives.

General and Administrative Expenses. General and administrative expenses increased 3% to $12.5 million for the year ended March 31, 2010, as compared to $12.1 million for the year ended March 31, 2009. As a percentage of revenue, general and administrative expenses were consistent at 15% for each of the years ended March 31, 2010 and 2009. The increase in general and administrative expenses was primarily attributable to an increase in merger and acquisition related costs of $0.7 million, partially offset by a decrease in personnel related costs of $0.4 million.

Interest and Other Income, net

Interest and other income, net was $0.9 million for the year ended March 31, 2010, as compared to $1.6 million for the year ended March 31, 2009. Interest and other income, net were primarily affected by a decrease in interest income of $1.0 million and a decrease in other income of $0.2 million, partially offset by a prior year unrealized loss on our auction rate securities portfolio of $0.2 million shifting to an unrealized gain of $0.2 million during the year ended March 31, 2010.

Income Tax Expense

Income tax expense was consistent at $1.2 million for each of the years ended March 31, 2010 and 2009.

Liquidity and Capital Resources

We had cash, cash equivalents, marketable securities and restricted cash of $143.6 million as of December 31, 2011, as compared to $141.1 million as of December 31, 2010, an increase of $2.5 million. The increase in cash, cash equivalents, marketable securities and restricted cash during the year ended December 31, 2011 was primarily attributable to cash provided by operations of $20.7 million, cash received from the sale of our investment of IM of $37.3 million and proceeds from the sale of common stock of $2.1 million upon exercise of stock options and vesting of restricted stock units (“RSUs”), net of shares tendered for payment of withholding tax, partially offset by cash paid for the VelQuest Acquisition of $34.7 million, net of acquired cash of $ 0.3 million, cash paid for the Contur Acquisition of $12.4 million, net of acquired cash of $0.8 million, purchases of capital equipment of 3.9 million and repurchases of our common stock of $7.0 million.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31, 2011	Nine Months Ended December 31, 2010
Net cash provided by (used in) operating activities	$23,735	$(24,133)
Net cash (used in) provided by investing activities	(35,509)	33,091
Net cash used in financing activities	(4,754)	(652)

Net cash provided by operating activities was $23.7 million for the year ended December 31, 2011, as compared to net cash used in operating activities of 24.1 million for the nine months ended December 31, 2010. The increase in cash provided by operating activities was primarily attributable to changes in working capital and our net income for the year ended December 31, 2011.

Net cash used in investing activities was $35.5 million for the year ended December 31, 2011, as compared to net cash provided by investing activities of approximately $33.1 million for the nine months ended December 31, 2010. Significant components of cash flows from investing activities for the year ended December 31, 2011 included cash paid for the VelQuest Acquisition of $35.0 million, cash paid for the Contur Acquisition of $9.9 million, funding of acquisition related restricted cash of $0.5 million and an acquisition related prepaid contingent compensation of $2.0 million, net of purchases of property and equipment of $3.9 million and purchases of marketable securities of approximately $104.1 million, partially offset by proceeds from the sale of our equity interest in IM in their IPO of $37.3 million, net of transaction and consulting costs and commissions of $2.4 million, proceeds from maturities of marketable securities of approximately $81.5 million and net decrease of restricted cash of $ 0.3 million. Significant components of cash flows from investing activities for the nine months ended December 31, 2010 included cash of $74.5 million acquired in the Symyx Merger, a net increase in our marketable securities portfolio of $37.6 million, net purchases of property and equipment of $3.1 million and equity issuance costs of $0.8 million.

Net cash used in financing activities was $4.8 million for the year ended December 31, 2011, as compared to $0.7 million for the nine months ended December 31, 2010. Significant components of cash flows from financing activities for the year ended December 31, 2011 included repurchases of our common stock of $7.0 million partially offset by $0.2 million excess tax benefit from exercise of stock options and $2.1 million in proceeds from the issuance of our common stock under employee stock plans, reduced by payments made to taxing authorities on behalf of our employees when tendering stock to us for settlement of minimum income tax liability upon vesting RSUs. Significant components of cash flows from financing activities for the nine months ended December 31, 2010 included repurchases of the our common stock of $3.0 million, partially offset by $2.3 million in proceeds from the issuance of our common stock under employee stock plans, reduced by payments made to taxing authorities on behalf of our employees when tendering stock to us for settlement of minimum income tax liability upon vesting of RSUs.

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

On August 3, 2011, our board of directors authorized the Company to commit up to $8.0 million for the repurchase of the Company’s common stock pursuant to a program to be executed in accordance with a Rule 10b5-1 trading plan. On February 29, 2012, our board of directors authorized the Company to commit up to an additional $2.0 million for a total repurchase of up to $10.0 million of the Company’s common stock during fiscal 2012 pursuant to a program to be executed in accordance with a Rule 10b5-1 trading plan. We have not made any purchases under these authorizations.

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

Contractual Obligations

Our long-term contractual obligations as of December 31, 2011 are as follows (in thousands):

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Operating leases, net of subleases	$25,658	$6,440	$7,876	$4,237	$7,105
Minimum royalty payments(1)	4,828	1,399	872	872	1,685

Total	$30,486	$7,839	$8,748	$5,109	$8,790

(1)	Includes indefinite-lived contractual minimum royalty payments due in the ten fiscal years following December 31, 2011.

We are obligated to pay royalties for licenses to enhance and market certain software used in connection with our product offerings. In addition to the contractual minimum royalties included in the table above, we have several royalty agreements that are long term or perpetual in nature with royalty obligations that are generally based on a percentage of revenues derived from certain software license sales and associated sales of PCS. The royalty agreements require quarterly payments and generally do not limit the maximum royalties owed. We incurred royalty related expenses of $5.9 million, $4.6 million and $1.8 million for the year ended December 31, 2011 and the nine months ended December 31, 2010 and 2009, respectively, and $2.2 million in each of the years ended March 31, 2010 and 2009. Our future annual royalty obligations will vary based on the volume and mix of our product sales and, as a result, may increase in the future.

On April 30, 2004, in connection with the spin-off of PDD, the landlords of our New Jersey facilities, which were used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately 10.8 million as of December 31, 2011. In accordance with ASC Topic 460, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair market value of the guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. The liability for our guarantee of the lease obligation was $0.3 million at both December 31, 2011 and 2010.

Off-Balance Sheet Arrangements and Related Party Transactions

As of December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Recently Issued Accounting Standards

See Note 1 to our audited consolidated financial statements included elsewhere in this Report for recently issued accounting standards, including the expected dates of adoption and expected impact on our consolidated financial statements upon adoption.

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05(“ASU 2011-12”). In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires retrospective application, and both ASU’s are effective for annual reporting periods beginning after December 15, 2011 and the interim reporting periods within those years. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 requires entities to report all non-owner changes in stockholders’ equity in either a single continuous statement of comprehensive income, or in two separate, but consecutive statements. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, or when an item must be reclassified to net income. ASU 2011-12 defers the changes in ASU 2011-05 that pertain to how, when and where reclassification adjustments are presented. We do not expect the adoption of these standards to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”) , which gives an entity the option of performing a qualitative assessment to determine whether it is necessary to perform step 1 of the annual goodwill impairment test. An entity is required to perform step 1 only if it concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit in any period and proceed directly to step 1 of the impairment test. This new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect the adoption of this accounting pronouncement to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”), which amends ASC Topic 350 and clarifies the requirement to test for impairment of goodwill. ASC Topic 350 requires that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative, an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and the interim periods within those years. Early adoption is not permitted. This new guidance is not expected to have a material impact on our consolidated financial statements.

Common Stock Repurchases

On November 10, 2010, we entered into the Repurchase Plan in accordance with Rule 10b5-1 of the Exchange Act. Pursuant to the Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we instructed the broker to purchase for our account up to $6.0 million worth of our common stock by March 31, 2011. We purchased 353,955 shares of our common stock for approximately $3.0 million at an average cost of $8.40 per share during the quarter ended December 31, 2010, and we completed the repurchase of the remaining $3.0 million of our common stock by purchasing 350,553 shares at an average cost of $8.50 per share during the first quarter ended March 32, 2011.

On March 11, 2011, we entered into the Second Repurchase Plan in accordance with Rule 10b5-1 of Exchange Act. Pursuant to the Second Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we instructed the broker to purchase for our account up to an additional $4.0 million worth of our common stock by September 30, 2011. We purchased 253,624 shares of our common stock for $2.0 million during the quarter ended June 30, 2011, and we completed the repurchase of the remaining $2.0 million of our common stock by purchasing 273,141 shares at an average cost of $7.29 per share during the quarter ended September 30, 2011. As of September 30, 2011, we have repurchased a total of 1,231,273 shares for $10.0 million under Repurchase Plans. All of the shares repurchased under the Repurchase Plans have been classified as treasury shares available for general corporate.

On August 3, 2011, our board of directors authorized the Company to commit up to $8.0 million for the repurchase of the Company’s common stock pursuant to a program to be executed in accordance with a Rule 10b5-1 trading plan. On February 29, 2012, our board of directors authorized the Company to commit up to an additional $2.0 million for a total repurchase of up to $10.0 million of the Company’s common stock during fiscal 2012 pursuant to a program to be executed in accordance with a Rule 10b5-1 trading plan. We have not made any purchases under these authorizations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In addition to our U.S. operations, we have operations in Europe and the Asia/Pacific region. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates, particularly fluctuations in the pound sterling, euro and yen exchange rates. Many of our reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because the receivables and payables may become worth more or less than they were worth at the time we entered into the transaction due to changes in currency exchange rates. The majority of our software license agreements are denominated in U.S. dollars. Both realized and unrealized gains or losses on the value of these receivables and payables, along with the settlement of certain intercompany transactions, are included in the determination of net income.

To mitigate our risk from foreign currency fluctuations, we launched a foreign currency hedging program in December 2011 whereby we will periodically enter into currency derivative contracts, principally forward contracts with short term maturities. Our intent is to offset gains and losses that occur from the underlying exposure with gains and losses on the derivative contracts used to offset them. We do not hold or purchase any foreign currency contracts for trading or speculative purposes and we do not designate these forward contracts or swaps as hedging instruments. Accordingly, we report the fair value of these contracts in the consolidated balance sheet with changes in fair value recorded in the consolidated statements of operations. The fair value of foreign currency contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Accelrys, Inc.

We have audited the accompanying consolidated balance sheets of Accelrys, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2011, the nine month period ended December 31, 2010, and for each of the two years in the period ended March 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accelrys, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the year ended December 31, 2011, the nine month period ended December 31, 2010, and for each of the two years in the period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Accelrys, Inc.’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 13, 2012

Accelrys, Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$69,610	$86,316
Marketable securities	52,976	32,275
Trade receivables, net of allowance for doubtful accounts of $143 and $163 as of December 31, 2011 and December 31, 2010, respectively	40,706	29,489
Promissory note receivable	921	—
Prepaid expenses, deferred tax assets and other current assets	11,090	10,709

Total current assets	175,303	158,789
Marketable securities, net of current portion	17,224	16,936
Restricted cash	3,814	5,525
Property and equipment, net	12,108	11,969
Goodwill	100,429	69,356
Purchased intangible assets, net	60,361	70,748
Long-term investments	1,010	18,510
Promissory note receivable, net of current portion	33,799	—
Other assets	3,838	11,449

Total assets	$407,886	$363,282

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,527	$4,124
Accrued liabilities	19,361	16,849
Accrued compensation and benefits	12,372	12,239
Current portion of accrued restructuring charges	1,322	3,634
Current portion of deferred gain on sale of intellectual property	921	—
Current portion of deferred revenue	81,151	63,888

Total current liabilities	118,654	100,734
Deferred revenue, net of current portion	4,861	3,571
Accrued income tax	8,095	7,220
Deferred gain on sale of intellectual property, net of current portion	25,053	—
Accrued restructuring charges, net of current portion	388	472
Lease-related liabilities, net of current portion	2,151	3,639
Stockholders’ equity:
Preferred stock, $.0001 par value; 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000 shares authorized; 57,588 and 56,733 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	6	6
Additional paid-in capital	465,701	457,883
Lease guarantee	(273)	(336)
Treasury stock; 1,875 and 998 shares at December 31, 2011 and December 31, 2010, respectively	(18,340)	(11,340)
Accumulated deficit	(198,208)	(199,973)
Accumulated other comprehensive (loss) income	(202)	1,406

Total stockholders’ equity	248,684	247,646

Total liabilities and stockholders’ equity	$407,886	$363,282

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Year Ended	For the Nine Months Ended		For the Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009	March 31, 2010	March 31, 2009
			(unaudited)
Revenue:
License and subscription revenue	$79,425	$51,003	$48,949	$64,854	$62,426
Maintenance on perpetual licenses	34,862	12,512	7,839	10,499	11,093
Content	16,838	6,592	—	—	—
Professional services and other	13,214	10,098	5,412	7,606	7,462

Total revenue	144,339	80,205	62,200	82,959	80,981

Cost of revenue:
Cost of revenue	36,065	23,528	10,524	14,136	14,749
Amortization of completed technology	8,393	4,887	803	844	1,524

Total cost of revenue	44,458	28,415	11,327	14,980	16,273

Gross profit	99,881	51,790	50,873	67,979	64,708
Operating expenses:
Product development	33,977	22,080	11,633	16,045	15,978
Sales and marketing	51,517	34,848	26,338	38,042	36,083
General and administrative	16,467	11,697	8,946	12,479	12,070
Business consolidation, transaction and restructuring costs (recoveries)	7,775	16,493	(90)	(86)	896
Purchased intangible asset amortization	9,846	2,712	—	—	—

Total operating expenses	119,582	87,830	46,827	66,480	65,027

Operating income (loss)	(19,701)	(36,040)	4,046	1,499	(319)
Net gain on sale of cost method investment	18,970	—	—	—	—
Royalty and other income, net	1,740	1,377	620	914	1,608

Income (loss) before taxes	1,009	(34,663)	4,666	2,413	1,289
Income tax expense (benefit)	(756)	(14,055)	1,097	1,218	1,195

Net income (loss)	$1,765	$(20,608)	$3,569	$1,195	$94

Net income (loss) per share amounts:
Basic	$0.03	$(0.44)	$0.13	$0.04	$0.00
Diluted	$0.03	$(0.44)	$0.13	$0.04	$0.00
Weighted average shares used to compute net income (loss) per share:
Basic	55,489	46,446	27,470	27,504	27,093
Diluted	56,037	46,446	27,704	27,760	27,203

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In Capital	Lease Guarantee	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at March 31, 2009	27,871	3	268,194	(446)	644	(8,340)	(180,560)	1,908	80,759
Comprehensive income:
Net income	—	—	—	—	—	—	1,195	—	1,195
Foreign currency translation adjustment	—	—	—	—	—	—	—	(470)	(470)
Realized gain on marketable securities	—	—	—	—	—	—	—	25	25

Total comprehensive income	—	—	—	—	—	—	—	—	750

Change in value of lease guarantee	—	—	—	63	—	—	—	—	63
Stock-based compensation expense	—	—	3,932	—	—	—	—	—	3,932
Issuance of common stock upon exercise of stock options and under employee stock purchase plan, net of shares tendered	538	—	600	—	—	—	—	—	600

Balance at March 31, 2010	28,409	$3	$272,726	$(383)	644	$(8,340)	$(179,365)	$1,463	$86,104
Comprehensive income:
Net loss	—	—	—	—	—	—	(20,608)	—	(20,608)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(28)	(28)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(29)	(29)

Total comprehensive loss	—	—	—	—	—	—	—	—	(20,665)

Change in value of lease guarantee	—	—	—	47	—	—	—	—	47
Stock-based compensation expense	—	—	4,298	—	—	—	—	—	4,298
Equity instruments issued in connection with the Symyx Merger	27,502	3	179,294	—	—	—	—	—	179,297
Equity issuance costs	—	—	(783)	—	—	—	—	—	(783)
Repurchase of common stock	—	—	—	—	354	(3,000)	—	—	(3,000)
Issuance of common stock upon exercise of stock options and under employee stock purchase plan, net of shares tendered	822	—	2,348	—	—	—	—	—	2,348

Balance at December 31, 2010	56,733	$6	$457,883	$(336)	998	$(11,340)	$(199,973)	$1,406	$247,646
Comprehensive income:
Net income	—	—	—	—	—	—	1,765	—	1,765
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,726)	(1,726)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	118	118

Total comprehensive loss	—	—	—	—	—	—	—	—	157

Change in value of lease guarantee	—	—	—	63	—	—	—	—	63
Stock-based compensation expense	—	—	5,572	—	—	—	—	—	5,572
Excess tax benefit from exercise of stock options	—	—	169	—	—	—	—	—	169
Repurchase of common stock	—	—	—	—	877	(7,000)	—	—	(7,000)
Issuance of common stock upon exercise of stock options and under employee stock purchase plan, net of shares tendered	855	—	2,077	—	—	—	—	—	2,077

Balance at December 31, 2011	57,588	$6	$465,701	$(273)	1,875	$(18,340)	$(198,208)	$(202)	$248,684

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended	For the Nine Months Ended			For the Years Ended
	December 31, 2011	December 31, 2010		December 31, 2009	March 31, 2010	March 31, 2009
				(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,765		$(20,608)	$3,569	$1,195	$94
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	24,816		11,376	2,269	2,755	3,766
Share-based compensation	5,572		4,298	2,916	3,932	3,460
Change in fair value of contingent consideration liabilities	78		—	—	—	—
Prepaid contingent compensation amortization	847		—	—	—	—
Amortization of premium on marketable debt securities	1,739		72	—	—	—
Unrealized losses on foreign currency forward contracts	117		—	—	—	—
Release of valuation allowance against deferred tax assets	(1,120)		(14,921)	—	—	—
Deferred income taxes	(2,105)		213	—	586	707
Excess tax benefit from exercise of stock options	(169)		—	—	—	—
Net gain on sale of cost method investment	(18,970)		—	—	—	—
Sale of intellectual property	4,303		—	—	—	—
Other	(545)		(599)	(408)	(1,138)	(547)
Changes in operating assets and liabilities:
Trade receivables	(6,304)		8,022	(8,646)	(233)	(2,136)
Prepaid expense and other current assets	1,578		1,619	(309)	(418)	368
Other assets	1,444		(453)	(77)	2,002	361
Accounts payable	(802)		1,187	(1,020)	423	290
Accrued liabilities, compensation and benefits	(2,579)		(4,371)	(895)	719	1,665
Deferred revenue	14,070		(9,968)	(2,889)	2,642	3,836

Net cash provided by (used in) operating activities	23,735		(24,133)	(5,490)	12,465	11,864
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(44,564)		74,497	—	—	—
Equity issuance costs in connection with the Symyx Merger	—		(783)	—	—	—
Acquisition related prepaid contingent compensation	(2,000)		—	—	—	—
Net decrease in restricted cash	275		—	—	—	—
Purchases of property and equipment, net	(3,908)		(3,061)	(472)	(665)	(920)
Purchases of software license	—		—	—	(113)	(1,885)
Purchases of marketable securities	(104,110)		(49,312)	(19,192)	(19,192)	(20,979)
Proceeds from maturities and sales of marketable securities	81,505		11,750	43,966	42,977	1,147
Net proceeds from sale of cost method investment	37,293		—	—	—	—

Total cash provided by (used in) investing activities	(35,509)		33,091	24,302	23,007	(22,637)
Cash flows from financing activities
Proceeds from issuance of common stock	2,991		3,027	615	1,140	984
Common stock tendered for payment of withholding taxes	(914)		(679)	(541)	(540)	(268)
Excess tax benefit from exercise of stock options	169		—	—	—	—
Repurchases of common stock	(7,000)		(3,000)	—	—	—

Net cash provided by (used in) financing activities	(4,754)		(652)	74	600	716
Effect of changes in exchange rates on cash and cash equivalents	(178)		889	948	454	(2,474)

Increase (decrease) in cash and cash equivalents	(16,706)		9,195	19,834	36,526	(12,531)
Cash and cash equivalents at beginning of period	86,316		77,121	40,595	40,595	53,126

Cash and cash equivalents at end of period	69,610		$86,316	$60,429	$77,121	$40,595

Supplemental cash flow information:
Cash (received) paid during the year for income taxes, net of refunds	$(1,181)		$280	$770	$831	$603
Non-cash investing and financing activities:
Equity instruments issued in connection with Merger	$—		$179,297	$—	$—	$—
Note receivable received in sale of intellectual property	$25,974		$—	$—	$—	$—
Deferred gain on sale of intellectual property	$(25,974)	$		$—	$—	$—

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Description of Business

Accelrys, Inc. (“we”, “our”, or “us”) develops and commercializes scientific business intelligence software and solutions that enable our customers to accelerate the discovery and development of new drugs and materials. Our customers include pharmaceutical, biotechnology and other life science companies, as well as companies that are in the energy, chemicals, aerospace and consumer packaged goods markets. Our software and service solutions are used by our customers’ scientists, biologists, chemists and information technology professionals in order to aggregate, mine, integrate, analyze, simulate, manage and interactively report scientific data. On July 1, 2010, Alto Merger Sub, Inc., our wholly owned subsidiary (“Merger Sub”), merged with and into Symyx Technologies, Inc. (“Symyx”), with Symyx surviving as our wholly owned subsidiary (the “Symyx Merger”). Symyx’s results of operations are included in our consolidated financial statements beginning July 1, 2010. On May 19, 2011, we completed the acquisition of Contur Software AB (“Contur”), whereby Contur became our wholly owned subsidiary (the “Contur Acquisition”). Contur’s operating results are included in our consolidated financial statements and results of operations beginning May 19, 2011. On December 30, 2011 we completed the acquisition of VelQuest Corporation (“VelQuest”), whereby VelQuest became our wholly owned subsidiary of Accelrys (the “VelQuest Acquisition”). VelQuest’s operating results are included in our consolidated financial statements and results of operations beginning December 30, 2011.

2.	Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

On August 3, 2010, our board of directors approved a change in our fiscal year end from March 31 to December 31. The fiscal year end change was effective December 31, 2010 and resulted in a nine month reporting period from April 1, 2010 to December 31, 2010, which is included in the accompanying consolidated financial statements. All references to “years”, unless otherwise noted, refer to the twelve-month fiscal year, which prior to April 1, 2010, ended on March 31, and beginning with January 1, 2011, ends on December 31, of each year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to share-based compensation, income taxes, contingent consideration, and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual future results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We invest our cash with financial institutions in money market funds and other investment grade securities such as certificates of deposits, commercial paper, corporate and municipal bonds and obligations of U.S. government sponsored enterprises

Marketable Securities

Our marketable securities consist of debt securities with original maturities of greater than three months and include obligations of U.S. government sponsored enterprises, commercial paper, certificates of deposits, corporate and municipal debt. We account for our investments in marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments—Debt and Equity Securities (“ASC Topic 320”). Accordingly, our marketable securities have been classified as available-for-sale and are recorded at their estimated fair value, with unrealized gains and losses recorded in stockholders equity and included in accumulated other comprehensive income. Realized gains and losses on the sale of available-for-sale marketable securities are recorded in royalty and other and other income, net. Available-for-sale marketable securities with original maturities greater than three months and remaining maturities of one year or less are classified as short-term available-for-sale marketable securities. Available-for-sale marketable securities with remaining maturities of greater than one year are classified as long-term available-for-sale marketable securities, as we intend to hold these securities until maturity. Unrealized losses which are not considered other than temporary and unrealized gains are included in accumulated other comprehensive income in stockholders’ equity. Unrealized losses which are determined to be other than temporary are recorded as a charge against income. The cost of marketable securities sold is determined based on the specific identification method.

Marketable securities as of December 31, 2011 and 2010 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2011:
Short-Term Marketable Securities:
U.S. Treasury securities	$2,505	$8	$—	$2,513
U.S. government and agency securities	9,516	10	—	9,526
Commercial paper and certificates of deposit	3,449	—	—	3,449
Corporate debt securities	33,780	35	(22)	33,793
Municipal debt securities	3,695	—	—	3,695

Total Short-Term Marketable Securities	$52,945	$53	$(22)	$52,976

Long-Term Marketable Securities:
U.S. Treasury securities	$3,307	$49	$—	$3,356
U.S. government and agency securities	1,759	25	—	1,784
Corporate debt securities	12,100	13	(29)	12,084

Total Long-Term Marketable Securities	$17,166	$87	$(29)	$17,224

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2010:
Short-Term Marketable Securities:
U.S. Treasury securities	$5,519	$—	$—	$5,519
U.S. government and agency securities	6,348	—	(2)	6,346
Commercial paper and certificates of deposit	9,268	1	(1)	9,268
Corporate debt securities	6,243	2	(3)	6,242
Municipal debt securities	4,900	—	—	4,900

Total Short-Term Marketable Securities	$32,278	$3	$(6)	$32,275

Long-Term Marketable Securities:
U.S. Treasury securities	$798	$—	$(1)	$797
U.S. government and agency securities	4,610	—	(7)	4,603
Corporate debt securities	11,554	1	(19)	11,536

Total Long-Term Marketable Securities	$16,962	$1	$(27)	$16,936

As of December 31, 2011 and 2010, we did not have any investments in marketable securities that were in an unrealized loss position for twelve months or greater.

We assess our marketable securities for impairment under the guidance provided by ASC Topic 320. Accordingly, we review the fair value of our marketable securities at least quarterly to determine if declines in the fair value of individual securities are other-than-temporary in nature. If we believe the decline in the fair value of an individual security is other-than-temporary, we write-down the carrying value of the security to its estimated fair value, with a corresponding charge against income. To determine if a decline in the fair value of an investment is other-than-temporary, we consider several factors including, among others, the period of time and extent to which the estimated fair value has been less than cost, overall market conditions, the historical and projected future financial condition of the issuer of the security and our ability and intent to hold the security for a period of time sufficient to allow for a recovery of the market value. The unrealized losses related to our marketable securities held as of December 31, 2011 were primarily caused by recent fluctuations in market interest rates, and not the credit quality of the issuer, and we have the ability and intent to hold these securities until a recovery of fair value, which may be at maturity. As a result, we do not believe these securities to be other-than-temporarily impaired as of December 31, 2011.The contractual maturities of our marketable securities at December 31, 2011 are as follows (in thousands):

Due within one year	$52,976
Due in one to five years	17,224

$70,200

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

Fair Value of Financial Instruments

We carry our cash equivalents, marketable securities, restricted marketable securities and foreign currency forward contracts at market value. The carrying amount of accounts receivable, accounts payable and accrued liabilities are considered to be representative of their respective fair values due to their short-term nature. Our investments in privately-held companies are carried at cost. Our notes receivable are carried at net realizable value. It is impracticable for us to estimate the fair value of these instruments on a recurring basis if there are no identified events or changes in circumstances that may have a significant adverse effect on their fair value.

Property and Equipment

Property and equipment consists of the following:

	Useful Life (Yrs)	December 31, 2011	December 31, 2010
		(In thousands)
Land		$—	$1,959
Buildings	20	—	2,351
Computers and software	1-3	14,984	12,595
Furniture and fixtures	1-3	1,228	1,124
Leasehold improvements	1-10	5,758	5,746

		21,970	23,775
Less accumulated depreciation and amortization		(14,155)	(11,806)
Land and Building held for sale		4,293	—

		$12,108	$11,969

During the year ended December 31, 2011 we committed to a plan to market and sell a property, encompassing land and an office building, located in Santa Clara, California. Accordingly, the real estate with a total carrying value of $4.3 million, which was determined to be lower than its estimated fair value, was reclassified as “held for sale” and is presented in “Property and Equipment, net” in the accompanying consolidated balance sheet for December 31, 2011.

During the year ended December 31, 2011, we wrote off fixed assets which were no longer in use with a total cost of $1.2 million and associated accumulated depreciation of $1.1 million, resulting in a loss of $0.1 million. During the nine months ended December 31, 2010 and December 31, 2009, we wrote off the cost and associated accumulated depreciation of approximately $3.6 million and $0.1 million (unaudited), respectively, of fully depreciated assets which were no longer in use. During fiscal year 2010 and 2009 we wrote off the cost and associated accumulated depreciation of approximately $1.2 and $0.7 million, respectively of fully depreciated assets which were no longer in use. Depreciation is recorded on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Repair and maintenance costs are charged to expense as incurred. Depreciation expense was $3.8 million for the year ended December 31, 2011. Depreciation expense was $2.2 million and $1.2 million (unaudited) for the nine months ended December 31, 2010 and 2009, respectively. Depreciation expense was $1.5 million and $1.9 million for the years ended March 31, 2010 and 2009, respectively.

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

At both December 31, 2011 and 2010, we had $2.0 million of capitalized software purchased from third parties. This amount is included in purchased intangible assets, net, in the accompanying consolidated balance sheet. These costs are being amortized to cost of revenue on a straight-line basis over their estimated useful life of five years. Amortization expense was $0.4 million for the year ended December 31, 2011. Amortization expense was $0.3 million for each of the nine months ended December 31, 2010 and 2009 (unaudited) and the year ended March 31, 2009, and $0.4 million for the year ended March 31, 2010.

Goodwill and Purchased Intangible Assets

Intangible assets consist of the following:

	December 31, 2011			December 31, 2010
	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization
		(In thousands)			(In thousands)
Intangible assets subject to amortization:
Purchased technology	8	$53,509	$22,160	8	$52,650	$12,668
Purchased customer relationships	7	25,906	8,158	7	19,750	2,953
Purchased backlog	3	7,740	4,390	3	6,340	852
Purchased contract base	5	50	50	5	50	50
Purchased intellectual property	5	1,998	1,448	5	1,998	1,028
Purchased trademark/tradename	5	6,410	1,848	5	5,600	589

		$95,613	$38,054		$86,388	$18,140

Intangible assets not subject to amortization:
Purchased trademark/tradename		$2,802			$2,500

As discussed in Note 3, intangible assets related to the VelQuest and the Contur Acquisitions are included in our preliminary purchase price allocation and are subject to change during the measurement period. Intangible assets are amortized over their estimated useful lives either on a straight-line or accelerated basis that reflects the pattern in which the economic benefits of the intangible assets are expected to be realized, which range from two to fifteen years, with no residual value. Intangible asset amortization expense was $21.0 million for the year ended December 31, 2011. Intangible asset amortization expense was $9.2 million and $1.1 million (unaudited) for the nine months ended December 31, 2010 and 2009, respectively. Intangible asset amortization expense was $1.2 million and $1.9 million for the years ended March 31, 2010 and 2009, respectively.

As discussed in detail below under “Long Term Investments,” intangible assets with a net book value of $4.3 million were written off in the quarter ended December 31, 2011 as a result of the sale of certain intellectual property to Intermolecular, Inc. (“IM”).

Future estimated amortization expense for intangible assets as of December 31, 2011 and for each of the succeeding five years is as follows and is subject to change as a result of measurement period adjustments (in thousands):

2012	17,238
2013	11,858
2014	8,546
2015	4,504
2016	2,059

Total	$44,205

The changes to the carrying amount of goodwill for the year ended December 31, 2011, are as follows (in thousands):

Balance at December 31, 2010	$69,356
Goodwill acquired in the Contur Acquisition	7,240
Goodwill acquired in the VelQuest Acquisition	23,833
Goodwill measurement period adjustments	604	(1)
Effect of foreign exchange	(604)

Total	$100,429

(1)	As discussed in Note 3, we made measurement period adjustments related to the Symyx Merger totaling $0.3 million to accrued liabilities and accrued income tax balances and measurement period adjustment of $0.3 million to deferred tax liability balances related to the Contur acquisition.

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

Our goodwill is considered to be impaired if we determine that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by ASC Topic 350 and ASC Topic 280, Segment Reporting, (“ASC Topic 280”) management has determined that our company consists of one reporting unit given the similarities in economic characteristics between our operations and the common nature of our products, services and customers. Because we have only one reporting unit, and because we are publicly traded, we determine the fair value of the reporting unit based on our market capitalization as we believe this represents the best evidence of fair value. In the fourth quarter of fiscal year 2011, we completed our annual goodwill impairment test for the fiscal year ended December 31, 2011 and concluded that our goodwill was not impaired. Our conclusion that goodwill was not impaired was based on a comparison of our net assets as of December 31, 2011 to our market capitalization.

Our indefinite-lived intangible asset is considered to be impaired if we determine that the carrying value of the asset exceeds its estimated fair value. In the quarter ended December 31, 2011, we completed our annual indefinite-lived intangible asset impairment test and concluded that our indefinite-lived intangible asset was not impaired. We estimated the fair value of our indefinite-lived intangible asset utilizing a discounted cash flow analysis which considers the estimated future customer orders for our scientific informatics platform product line and the associated direct and incremental selling, marketing and development costs. Key assumptions included in the discounted cash flow analysis include projections of future customer order growth for our scientific informatics platform product line and developing an appropriate discount rate.

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

Freeslate

We have determined that one of the entities, Freeslate Inc. (“Freeslate”), in which we carry an approximately 19.5% equity interest, is a variable interest entity in which we are not the primary beneficiary. The key factors in our assessment were that Freeslate’s management team and board of directors were solely responsible for all economic aspects of the entity, including key business decisions that impact Freeslate’s economic performance and we do not have power, through our variable interest, to direct the activities that most significantly impact the economic performance of Freeslate. We also do not hold any seats on Freeslate’s board of directors. Accordingly, we account for our investment in Freeslate as a cost method investment. The carrying value of our investment in Freeslate was $1.0 million as of both December 31, 2011 and 2010. In addition to our equity interest, we have a warrant allowing us to retain our 19.5% interest in the event of dilution through future stock issuances under Freeslate’s existing stock plans. We have determined that as of December 31, 2011, our investment in Freeslate is not impaired.

We also hold an unsecured promissory note receivable with a face value of $10.0 million from Freeslate, which bears interest at 8% per annum payable annually in arrears. The note requires principal payments in the amount of $1.0 million starting on March 1, 2014 and continuing annually until March 1, 2019, with the final principal payment of $4.0 million due on March 1, 2020. As the note receivable was acquired in the Symyx Merger, it was revalued in purchase accounting to its then fair value of $8.8 million. The note receivable is not measured at fair value on a recurring basis, but is periodically reviewed for possible impairment. The note receivable had a carrying amount of $8.7 million and $8.8 million as of December 31, 2011 and 2010, respectively.

Our maximum exposure to loss as a result of our interests in Freeslate is limited to the aggregate of the carrying value of our equity investment and promissory note receivable. There were no future funding commitments as of December 31, 2011 related to Freeslate.

Intermolecular

On July 28, 2011, Symyx entered into an agreement (the “IM Agreement”) with IM. Symyx was a stockholder of IM, holding 3,968,204 shares of IM common stock (on an as-converted to common stock basis), after giving effect to a 1-for-2 reverse stock split on November 15, 2011). By virtue of its stock ownership, pursuant to a voting agreement, Symyx was also entitled to appoint one member of the IM board of directors.

Pursuant to the terms of the IM Agreement, subject to the transactions contemplated thereby, Symyx agreed to: (i) terminate all royalty obligations of IM accruing after December 31, 2011 pursuant to an existing Alliance

Agreement and an existing Collaborative Development and License Agreement between Symyx and IM; and (ii) transfer to IM, subject to a license grant back to Symyx, certain patents relating to Symyx’s legacy high-throughput research business.

As consideration for the foregoing, IM agreed to: (i) use its commercially reasonable efforts to allow Symyx to be included as a selling stockholder in IM’s initial public offering (the “IPO”) with respect to not less than all of the IM shares held by Symyx (and Symyx is obligated to sell such shares); (ii) to the extent the gross proceeds from Symyx’s sale of all of its IM shares in the IPO are less than $67 million, issue a secured promissory note to Symyx upon the consummation of the IPO in an amount equal to such shortfall; and (iii) reimburse Symyx for 50% of the underwriting discounts and commission payable by Symyx with respect to the sale of such shares in the IPO. In addition, pursuant to the IM Agreement, IM agreed to continue to sublicense from Symyx its rights to certain patents and to assume certain royalty and license fee obligations relating thereto.

On November 18, 2011, IM filed its final prospectus relating to the IPO and began trading on the NASDAQ Global Select Market. As disclosed in the final prospectus, Symyx participated as a selling stockholder in the IPO by selling 3,968,204 shares of IM common stock at price per share equal to $10.00, resulting in aggregate proceeds of $39.7 million. In addition, IM reimbursed Symyx for 50% or $1.4 million, of the underwriting discounts and commissions payable by Symyx in connection with the IPO.

As a result of the sale of Symyx’s equity interest in IM in the IPO and the cash proceeds of $39.7 million, we recognized a gain on sale of approximately $19.0 million, net of transaction costs and commissions of $1.4 million related to the IPO and consulting costs of $1.0 million we incurred in connection with the IM Agreement. The gain on sale, offset by the transaction and consulting costs, is included in net gain on sale of cost method investment in the consolidated statement of operations.

Pursuant to the terms of the IM Agreement, IM issued to Symyx a secured promissory note receivable in a principal amount equal to $27.3 million, representing the difference between $67 million and the aggregate gross proceeds from Symyx’s sale of its IM common stock in the IPO. The note receivable has a term of 24 months and an interest rate equal to 4% and is payable in quarterly installments such that an amount equal to the greater of $500,000 per quarter or the amount of accrued interest for such quarter would be payable at the end of each such quarter, with a balloon payment due at maturity. The note is pre-payable by IM at any time without penalty or premium and is secured by a proportionate amount of IM’s tangible fixed assets, excluding intellectual property.

The note receivable was discounted to fair value of $26.0 million, representing the consideration for the patents transferred to IM, for which we carry a purchased technology intangible assets acquired in the Symyx Merger, and the termination of IM’s royalty obligations to Symyx. As such, the sale of the intellectual property resulted in a gain of $21.7M, after the write-off of intangible assets with a net book value of $4.3 million. Based on our assessment of the relevant revenue recognition guidance and other factors, the portion of the net gain equal to the fair value of the note receivable of $26.0 million was deferred as of December 31, 2011, comprising of a short term and a long term deferred gain of $0.9 million and $25.1 million, respectively. We will recognize this gain when principal payments become due on the note receivable. In addition, based on our evaluation of the contractual terms of the promissory note receivable and its collectability as of December 31, 2011, we believe the promissory note receivable meets the definition of a financial asset, therefore we have recorded the note receivable at expected net realizable value on our consolidated balance sheet with a current and a long term portion of $0.9 million and $25.1 million, respectively. The fair value of the note was based on comparable market interest rate of 6.89% for comparable instruments. In addition, the write-off of the net book value of the intangible assets related to the intellectual property sold of $4.3 million is recorded in royalty and other income in our consolidated statement of operations.

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

Professional Services. We provide certain services to our customers, including non-complex product training, installation, implementation and other professional services which are non-essential to the operation of the software. We also perform professional services for our customers designed to enhance the value of our software products by creating extensions to functionality to address a client’s specific business needs. When sold separately, revenue from these services is generally recognized as the services are delivered under the proportional performance when we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. For service arrangements that include provisions that create significant uncertainties (e.g. customer acceptance) or service deliverables wherein the level of effort to complete the services cannot be reasonably estimated, the associated revenue is recognized using the completed performance method.

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

Shipping Costs

The costs of shipping products to our customers are expensed as incurred and are included in cost of revenue in our consolidated statements of operations. We incurred shipping costs of $0.4 million during the year ended December 31, 2011. We incurred shipping costs of $0.6 million, $0.3 million (unaudited), $0.3 million and $0.4 million during the nine months ended December 31, 2010 and 2009, and the years ended March 31, 2010 and 2009, respectively.

Advertising Costs

The costs of advertising are expensed as incurred and are included in sales and marketing expenses in our consolidated statements of operations. We incurred advertising costs of $0.2 million during the year ended December 31, 2011. We incurred advertising costs of $0.1 million during each of the nine months ended December 31, 2010 and 2009 (unaudited), and the year ended March 31, 2009. We incurred advertising costs of $0.3 million during the year ended March 31, 2010.

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

Gains and losses resulting from the cash settlement of certain intercompany transactions as well as transactions with customers and vendors that are denominated in currencies other than the functional currency of each entity give rise to foreign exchange gains or losses. We realized foreign exchange gains of $0.5 million during the year ended December 31, 2011. We realized foreign exchange gains of $0.2 million and $0.1 million (unaudited) during the nine months ended December 31, 2010 and 2009, respectively, and $0.4 million and $0.3 million during the years ended March 31, 2010 and 2009, respectively. These amounts are included in royalty and other income, net in our consolidated statements of operations.

Foreign Currency Forward Contracts Not Designated as Hedges

We transact business in various currencies other than the U.S. dollar and have significant international sales, expenses and intercompany transactions denominated in currencies other than the U.S. dollar, subjecting us to currency exchange rate risks. To mitigate our risk from foreign currency fluctuations, we launched a foreign currency hedging program in November 2011, whereby we will periodically enter into currency derivative contracts, principally forward contracts with-short term maturities. Our intent is to offset gains and losses that occur from the underlying exposure with gains and losses on the derivative contracts used to offset them. We do not hold or purchase any foreign currency contracts for trading or speculative purposes and we do not designate these forward contracts or swaps as hedging instruments. Accordingly, we report the fair value of these contracts in the consolidated balance sheet with changes in fair value recorded in royalty and other income, net in the consolidated statement of operations. The fair value of foreign currency contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Royalty Income

We recognize royalty income based on reported sales by third party licensees of products containing the applicable licensed materials and intellectual property. Royalty revenue is recognized as these payments become due. Non-refundable royalties, for which there are no further performance obligations, are recognized when due under the terms of the applicable agreements.

Deferred Costs

Occasionally, we enter into professional service arrangements under which resulting revenue is deferred until certain elements of the arrangements are delivered. As a result, if deemed material, we defer the direct variable expense, not exceeding the revenue deferred, in other current assets on the balance sheet until the period when revenue is recognized. Direct and incremental variable expenses include direct labor costs and direct services contracts with third parties working on the software service arrangements. As of December 31, 2011 and 2010, we deferred approximately $0.9 million and $0.5 million, respectively, of direct and incremental variable costs related to software service arrangements where the revenue is deferred until future periods.

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

Interest and penalties related to income tax matters are recognized in income tax expense. During the year ended December 31, 2011, and the nine months ended December 31, 2010 we incurred approximately $0.1 million and $0.5 million, respectively, in interest and penalties which remained accrued as of December 31, 2011. During the nine months ended December 31, 2009 (unaudited) and the years ended March 31, 2010 and 2009, we did not incur any expense related to interest or penalties for income tax matters.

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

	Year Ended December 31,	Nine Months Ended December 31,		Years Ended March 31,
	2011	2010	2009 (unaudited)	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$1,765	$(20,608)	$3,569	$1,195	$94
Denominator:
Weighted average common shares outstanding	55,489	46,446	27,470	27,504	27,093
Dilutive potential common stock equivalents	548	—	234	256	110

Weighted average shares and dilutive potential common shares	56,037	46,446	27,704	27,760	27,203

Net income (loss) per share:
Basic	$0.03	$(0.44)	$0.13	$0.04	$—
Diluted	$0.03	$(0.44)	$0.13	$0.04	$—

Approximately 3.8 million shares potentially dilutive securities were not included in the computation of diluted EPS for the year ended December 31, 2011, because these were anti-dilutive. As we reported a net loss for the nine months ended December 31, 2010, basic and diluted net loss per share were the same. Potentially dilutive securities outstanding totaling 6.9 million shares were not included in the computation of diluted net loss per share for the nine months ended December 31, 2010 because to do so would have been anti-dilutive. Potentially dilutive common stock equivalents that were excluded from the diluted net income per share calculations since their effect would be anti-dilutive totaled approximately 3.1 million shares for the nine months ended December 31, 2009 and for each of the years ended March 31, 2010 and 2009.

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

Financial information by geographic region is as follows:

	Year Ended		Nine Months Ended				Years Ended
	December 31, 2011		December 31, 2010		December 31, 2009		March 31, 2010		March 31, 2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	Percentage of Total
					(In thousands, except percentages)
					(unaudited)
Revenues:
U.S.	$67,756	47%	$39,271	49%	$28,480	46%	$38,208	46%	$39,126	48%
Europe	42,339	29%	22,679	28%	19,276	31%	25,001	30%	22,754	28%
Asia-Pacific	34,244	24%	18,255	23%	14,444	23%	19,750	24%	19,101	24%

Total	$144,339	100%	$80,205	100%	$62,200	100%	$82,959	100%	$80,981	100%

	December 31, 2011		December 31, 2010		March 31, 2010
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(In thousands, except percentages)
Long-lived assets:
U.S.	$160,884	92%	$149,952	98%	$48,195	97%
Europe	12,204	7%	1,619	1%	1,285	3%
Asia-Pacific	1,802	1%	1,913	1%	363	—%

Total	$174,890	100%	$154,484	100%	$49,843	100%

Comprehensive Income (Loss)

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

	December 31, 2011	December 31, 2010	March 31, 2010
	(In thousands)
Foreign currency translation adjustment	$(291)	$1,435	$1,463
Unrealized gain (loss) on marketable securities	89	(29)	—

	$(202)	$1,406	$1,463

Guarantees

We account for guarantees in accordance with ASC Topic 460, Guarantees (“ASC Topic 460”). ASC Topic 460 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees and requires certain disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued.

Effect of New Accounting Standards

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05(ASU 2011-12”). In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires retrospective application, and both ASU’s are effective for annual reporting periods beginning after December 15, 2011 and the interim reporting periods within those years. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 requires entities to report all non-owner changes in stockholders’ equity in either a single continuous statement of comprehensive income, or in two separate, but consecutive statements. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, or when an item must be reclassified to net income. ASU 2011-12 defers the changes in ASU 2011-05 that pertain to how, when and where reclassification adjustments are presented. We do not expect the adoption of these standards to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which gives an entity the option of performing a qualitative assessment to determine whether it is necessary to perform step 1 of the annual goodwill impairment test. An entity is required to perform step 1 only if it concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit in any period and proceed directly to step 1 of the impairment test. This new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect the adoption of this accounting pronouncement to have a material impact on our consolidated financial statements.

In December of 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”)., which amends ASC Topic 350 and clarifies the requirement to test for impairment of goodwill. ASC Topic 350 requires that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted. This new guidance is not expected to have a material impact on our consolidated financial statements.

3.	Business Combinations

Symyx Merger

On July 1, 2010, we completed the Symyx Merger, whereby Symyx became our wholly owned subsidiary. Pursuant to the terms of the Agreement and Plan of Merger and Reorganization, dated April 5, 2010, by and among Accelrys, Merger Sub and Symyx (the “Merger Agreement”), Symyx stockholders received 0.7802 shares of our common stock (the “Exchange Ratio”) for each share of Symyx common stock held on July 1, 2010. As a result, we issued an aggregate of approximately 27.5 million shares of our common stock to Symyx stockholders on July 1, 2010. In addition, outstanding options to purchase Symyx common stock were assumed by us and converted into options to purchase 2,441,274 shares of our common stock based on the Exchange Ratio. Based on criteria under business combination accounting guidance, Accelrys was deemed to be the accounting acquirer.

As a result of the Symyx Merger, our U.S. federal deferred tax assets related to NOL carryforwards of $82.2 million as of December 31, 2011 are subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).

Fair Value of Consideration Transferred

(in thousands except exchange ratio, share and per share amounts )
Symyx common stock outstanding on June 30, 2010	35,118
Accelerated vesting of Symyx restricted stock units (“Symyx RSUs”) immediately prior to the Symyx Merger	132	(1)

Symyx common stock outstanding on June 30, 2010 (including Symyx RSUs)	35,250

Exchange ratio	0.7802

Number of shares of Accelrys stock issued in connection with the Symyx Merger	27,502
Per share closing price of Accelrys common stock on June 30, 2010	$6.45

Fair value of estimated shares of Accelrys common stock to be issued in connection with the Symyx Merger	$177,384
Fair value of exchanged equity awards	$1,913	(2)

Value of consideration transferred	$179,297

(1)	Represents unvested Symyx RSUs as of June 30, 2010. Pursuant to the Symyx 2007 Stock Incentive Plan, as amended (the “2007 Plan”) and associated grant agreements, unvested Symyx RSUs accelerated vesting upon a change of control (including the Symyx Merger).
(2)	Includes: (a) $1.5 million which represents the fair value of Symyx stock options, granted to Symyx employees in connection with services provided prior to the Symyx Merger that were exchanged for options to acquire 2,441,274 shares of Accelrys common stock in connection with the Symyx Merger and (b) $0.4 million which represents the fair value of the Symyx stock options which became fully vested on June 30, 2010 in accordance with change of control provisions included in the stock option agreements. The fair value of the vested stock options exchanged is included in the calculation of purchase consideration and was determined using the Black-Scholes option pricing model using an Accelrys share price of $6.45. The assumptions used were as follows:

Expected volatility	32% – 65%
Risk-free interest rate	0.22% – 1.4%
Expected option life in years	0.5 – 4.0
Expected dividend yield	0%

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

Actual and Pro Forma Impact of the Symyx Merger

The following unaudited pro forma information presents the consolidated results of Accelrys and Symyx for the nine months ended December 31, 2010 and 2009 and the year ended March 31, 2010, with adjustments to give effect to pro forma events that are directly attributable to the Symyx Merger and have a continuing impact, but exclude the impact of pro forma events that are directly attributable to the Symyx Merger and are one-time occurrences. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods, the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results of operations that the combined company will experience after the Symyx Merger. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the Symyx Merger. The unaudited pro forma information also does not include any integration costs, dis-synergies or remaining future transaction costs that the companies may incur as a result of the Symyx Merger and combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the Symyx Merger had occurred on April 1, 2009 are as follows:

	Nine Months Ended		Years Ended
	December 31, 2010	December 31, 2009	March 31, 2010
	(In thousands)
Unaudited pro forma consolidated results:
Revenue	$100,162	$129,058	$171,567
Net income (loss) from continuing operations	$(30,031)	$12,379	$10,923

Contur Acquisition

On May 19, 2011, by and through our subsidiary, Accelrys Software Inc., we entered into a Sale and Purchase Agreement (the “Purchase Agreement”) pursuant to which we acquired all outstanding equity interests in Contur. We acquired Contur as part of our strategy to expand our product portfolio to complement our current software offerings. Based in Stockholm, Sweden, Contur licenses electronic laboratory notebook software solutions which enable scientific organizations to document their research and development processes and to capture their intellectual property. Contur is a provider of electronic lab notebook capabilities via a software-as-a-service model.

The total consideration for the net assets acquired is up to $11.1 million, consisting of an initial cash payment of $10.6 million, which was paid in connection with the signing and simultaneous closing of the acquisition, and additional consideration of up to $0.5 million upon the achievement of certain agreed-upon performance milestones, payable in equal increments upon each of the first and second anniversaries of the date of the acquisition. In accordance with the term of the Purchase Agreement, we deposited $0.5 million in an escrow account in our name on the acquisition date for the potential payments for the contingent consideration obligation. These funds are included in the restricted cash line item in the consolidated balance sheet as of December 31, 2011.

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

The preliminary allocation of the purchase price is as follows:

(in thousands)
Fair Value of Consideration Transferred	$10,959
Less: Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	761
Accounts receivable	641
Other current assets	240
Property, plant and equipment	51
Intangible assets	4,410
Other current liabilities	(727)
Deferred tax liabilities	(1,582)
Deferred revenue	(353)

Goodwill	$7,518

We may adjust the preliminary purchase price allocation after obtaining more information regarding preliminary estimates of net deferred tax assets and potential limitations on their use. During the year ended December 31, 2011, we made measurement period adjustments totaling $0.3 million to accrued deferred income tax balances.

In addition to the initial purchase price, we have deposited $2.0 million in an escrow account in the name of the six former equity holders of Contur. The escrowed funds will be released upon satisfaction of certain representations and warranties for a period of two years following the acquisition date, in $1.0 million increments upon each of the first and second anniversaries of the date of the acquisition if, and to the extent that, no breaches of the representations and warranties have occurred. The $2.0 million is also subject to forfeiture in equal amounts by each of the former equity holders if employment is terminated prior to a two-year retention period. Accordingly, the payment was determined to be compensation for post-acquisition service, the cost of which will be recognized as compensation expense over the two-year retention period.

We have determined that the acquisition of Contur was a non-material business combination. As such, pro forma disclosures are not required and are not presented in this Annual Report on Form 10-K. The consolidated financial statements include the operating results of Contur from the date of acquisition.

VelQuest Acquisition

On December 30, 2011, we entered into an Agreement and Plan of Merger pursuant to which VelQuest became our wholly owned subsidiary. We acquired VelQuest as part of our strategy to expand our product portfolio to complement our current software offerings. Based in Hopkinton, Massachusetts, VelQuest extends our software portfolio into pharmaceutical development quality assurance and quality control, offering significant productivity improvements, faster cycle times, lower operational costs and reduced compliance risks for regulated life sciences organizations.

The total consideration for the net assets acquired was $35.0 million, consisting of an initial cash payment of $29.75 million, which was paid in connection with the signing and simultaneous closing of the acquisition, and additional consideration of $5.25 million which was deposited into an escrow account in the name of the selling shareholders on the acquisition date. The escrowed funds will be released upon satisfaction of certain representations and warranties for a period of 15 months following the acquisition date, if, and to the extent that, no breaches of the representations and warranties have occurred.

We funded the purchase price with cash on hand. All acquisition costs related to the transaction were expensed as incurred. The total acquisition date fair value of the consideration was $35.0 million.

The preliminary allocation of the purchase price is as follows:

(in thousands)
Fair Value of Consideration Transferred	$35,000
Less: Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	299
Accounts receivable	4,336
Other assets	23
Property, plant and equipment	14
Intangible assets	10,880
Other current liabilities	(955)
Deferred revenue	(3,430)

Goodwill	$23,833

Given the proximity of the acquisition to the year ended December 31, 2011, the above purchase price allocation is considered preliminary and is subject to revision during the measurement period. Management is awaiting the third party analysis of the valuation of acquired intangible assets and deferred revenue. Additionally, we are in the process of obtaining support for the net present value of accounts receivable and other assets, and obligations related to income tax and other liabilities.

We have determined that the acquisition of VelQuest was a non-material business combination. As such, pro forma disclosures are not required and are not presented in this Annual Report on Form 10-K. The consolidated financial statements include the operating results of VelQuest from the date of acquisition.

4.	Share-Based Payments

2011 Stock Incentive Plan

On August 3, 2011, our stockholders approved the adoption of our 2011 Stock Incentive Plan (the “2011 Plan”). The total number of shares of our common stock that are reserved for issuance under the 2011 Plan is 17.75 million shares of our common stock (i) less (x) that number of shares of our common stock subject to a stock option or stock appreciation right (“SAR”) granted after May 31, 2011 under the Company’s 2004 Stock Plan or 2007 Stock Plan (together, the “Prior Plans”) and (y) 2.22 shares of our common stock for every one share of our common stock that was subject to an award other than a stock option or SAR granted after May 31, 2011 under the Prior Plans, and (ii) plus (x) that number of shares of our common stock subject to a stock option or SAR, that in each case would, at any time after May 31, 2011, otherwise return to the available pool of unissued shares reserved for awards under any Prior Plan (ignoring the termination or expiration of such plans for the purpose of determining the number of shares available under the plan) and (y) 2.22 shares of our common stock for every one share of our common stock that was subject to an award other than a stock option or SAR, that in each case would, at any time after May 31, 2011, otherwise return to the available pool of unissued shares reserved for awards under any Prior Plan (ignoring the termination or expiration of such plans for the purpose of determining the number of shares available under the plan). The 2011 Plan also provides that the following shares of our common stock will not be returned to the 2011 Plan or otherwise become available for issuance under the 2011 Plan: (i) shares of common stock tendered by participants as full or partial payment to the Company upon exercise of options granted under the 2011 Plan; (ii) shares of common stock withheld by, or otherwise remitted to, the Company to satisfy a participant’s tax withholding obligations; and (iii) shares of common stock covered by the portion of any stock appreciation right (“SAR”) that is exercised (whether or not such shares of common stock are actually issued to a participant upon exercise of the SAR).

Notwithstanding the foregoing, any shares of common stock issued in connection with awards other than stock options and SARs will be counted against the total share limit reserved under the 2011 Plan by applying the Multiplier (as defined below) to the shares of common stock covered by each such award; conversely, shares of common stock returned to or deemed not to have been issued from the 2011 Plan under awards other than stock options and SARs will return to the share reserve at a rate determined by multiplying such number of shares by the Multiplier. The “Multiplier” for awards other than stock options and SARs will be 2.22 shares of common stock for every 1.0 share of common stock issued in connection with such award. For example, a grant of a restricted stock award for 1,000 shares would count as 2,220 shares against the reserve, and if returned to the 2011 Plan, would count as 2,220 shares returned to the 2011 Plan. As of December 31, 2011, there are approximately 15,047,000 shares of our common stock available for issuance under the 2011 Plan.

Share-Based Award Activity

Our stock options generally vest over four years and have a contractual term of seven to ten years. A summary of stock option activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(In thousands, except per share amounts)
Outstanding at December 31, 2010	5,858	$9.42
Granted	1,557	6.96
Exercised	(329)	5.14
Expired/Forfeited	(1,065)	17.14

Outstanding at December 31, 2011	6,021	7.64	$2,866	6.18

Exercisable at December 31, 2011	3,368	8.45	$2,138	4.09

The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2011 was based on the closing price of our common stock on December 31, 2011 of $6.72 per share. The total intrinsic value of stock options exercised was $1.0 million during each of the year ended December 31, 2011 and the nine months ended December 31, 2010. The total intrinsic value of stock options exercised during the nine months ended December 31, 2009 was $26,000 and was $0.1 million for each of the years ended March 31, 2010 and 2009.

RSUs granted under our Amended and Restated 2004 Stock Incentive Plan , as amended (the “2004 Plan”), the 2007 Plan and the 2011 Plan generally vest annually over three years and, once vested, do not expire. Upon vesting of an RSU, employees are generally issued an equivalent number of shares of our common stock. A summary of RSU activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands, except per share amounts)
Unvested at December 31, 2010	1,020	$6.32
Granted	935	6.88
Vested	(430)	5.84
Forfeited	(93)	6.59

Unvested at December 31, 2011	1,432	$6.82

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

Expected Award Life. We determine the expected life of an award by considering various relevant factors, including the vesting period and contractual term of the award, our employees’ historical exercise patterns and length of service and employee characteristics. We also consider the expected terms of comparable publicly traded companies. For Employee Stock Purchase Plan (“ESPP”) purchase rights, the expected life is equal to the current offering period under the ESPP.

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

The fair value of stock options and ESPP purchase rights granted during the year ended December 31, 2011, the nine months ended December 31, 2010 and 2009, and the years ended March 31, 2010 and 2009 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended		Nine Months Ended				Years Ended
	December 31, 2011		December 31, 2010		December 31, 2009		March 31, 2010			March 31, 2009
					(unaudited)
	Stock Options	ESPP Purchase Rights	Stock Options	ESPP Purchase Rights	Stock Options	ESPP Purchase Rights	Stock Options	ESPP Purchase Rights	Stock Options	ESPP Purchase Rights
Expected volatility	50%	35%	51%	28%	58%	64%	58%	64%	54%	68%
Risk-free interest rate	0.8%	0.1%	1.5%	0.2%	2.5%	0.3%	2.5%	0.3%	2.9%	1.1%
Expected option life in years	5	0.5	5	0.5	5	0.5	5	0.5	5	0.5
Expected dividend yield	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
Weighted average per share grant date fair value	$3.04	$1.72	$3.06	$1.64	$2.92	$1.22	$2.91	$1.22	$2.72	$1.46

The fair value of RSUs granted during the year ended December 31, 2011, the nine months ended December 31, 2010 and 2009, and the years ended March 31, 2010 and 2009 was based on the market price of our common stock on the date of grant.

Share-Based Compensation Expense

The estimated fair value of our share-based awards is recognized as a charge against income on a straight-line basis over the requisite service period, which is typically the vesting period of the award. Total share-based compensation expense recognized in our consolidated statements of operations for the year ended December 31, 2011, the nine months ended December 31, 2010 and 2009 and the years ended March 31, 2010 and 2009 was as follows:

	Year Ended December 31,	Nine Months Ended December 31,		Years Ended March 31,
	2011	2010	2009	2010	2009
			(unaudited)
		(In thousands)
Cost of revenue	$333	$179	$198	$276	$264
Product development	1,136	794	704	930	859
Sales and marketing	1,672	940	763	1,052	952
General and administrative	2,428	1,506	1,251	1,674	1,385
Business consolidation, transaction and restructuring costs	3	879	—	—	—

Total stock-based compensation expense	$5,572	$4,298	$2,916	$3,932	$3,460

No share-based compensation expense was capitalized in the periods presented. At December 31, 2011, the gross amount of unrecognized share-based compensation expense relating to unvested share-based awards was approximately $11.3 million, which we anticipate recognizing as a charge against income over a weighted average period of 2.5 years. The total fair value of RSUs vested was $3.0 million for the year ended December 31, 2011. The total fair value of RSUs vested was $2.3 million, $1.8 million, $1.9 million and $1.5 million for the nine months ended December 31, 2010 and 2009, and for the years ended March 31, 2010 and 2009, respectively.

Stock Repurchases

On November 10, 2010, we entered into a stock repurchase plan with a broker (the “Repurchase Plan”), in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to the Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we instructed the broker to purchase for our account up to $6.0 million worth of our common stock by March 31, 2011. As of December 31, 2010, we had repurchased 353,955 shares of our common stock for approximately $3.0 million at an average cost of $8.40 per share. We completed the repurchase of the remaining $3.0 million of our common stock by purchasing 350,553 shares at an average cost of $8.50 per share, during the quarter ended March 31, 2011.

On March 11, 2011, we entered into a second stock repurchase plan (the “Second Repurchase Plan” and, together with the Repurchase Plan, the “Repurchase Plans”) in accordance with Rule 10b5-1 of Exchange Act. Pursuant to the Second Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we instructed the broker to purchase for our account up to an additional $4.0 million worth of our common stock by September 30, 2011. We repurchased 253,624 shares of our common stock for $2.0 million during the quarter ended June 30, 2011, and we completed the repurchase of the remaining $2.0 million of our common stock by purchasing 273,141 shares at an average cost of $7.29 per share during the quarter ended September 30, 2011. As of December 31, 2011, we have repurchased a total of 1,231,273 shares for $10.0 million under the Repurchase Plans. All of the shares repurchased under the Repurchase Plans have been recorded as treasury stock.

On August 3, 2011, our board of directors authorized the Company to commit up to $8.0 million for the repurchase of the Company’s common stock pursuant to a program to be executed in accordance with a Rule 10b5-1 trading plan. On February 29, 2012, our board of directors authorized the Company to commit up to an additional $2.0 million for a total repurchase of up to $10.0 million of the Company’s common stock during fiscal 2012 pursuant to a program to be executed in accordance with a Rule 10b5-1 trading plan. We have not made any purchases under these authorizations.

5.    Income Taxes

Income (loss) from continuing operations before taxes was as follows:

	Year Ended December 31, 2011	Nine Months Ended		Years Ended
		December 31, 2010	December 31, 2009	March 31, 2010	March 31, 2009
		(In thousands)
U.S.	$3,372	$(32,841)	$3,668	$1,083	$1,131
Foreign	(2,363)	(1,822)	998	1,330	158

Total	$1,009	$(34,663)	$4,666	$2,413	$1,289

Income tax expense consists of the following:

	Year Ended December 31, 2011	Nine Months Ended		Years Ended
		December 31, 2010	December 31, 2009	March 31, 2010	March 31, 2009
			(In thousands)
			(unaudited)
Current:
Federal	$1,358	$—	$(15)	$(15)	$—
State	(152)	(336)	129	172	90
Foreign	950	454	419	431	308

Total current income tax expense (benefit)	$2,156	$118	$533	$588	$398

Deferred:
Federal	$(652)	$(11,366)	$530	$585	$707
State	(116)	(2,669)	—	—	—
Foreign	(2,144)	(138)	34	45	90

Total deferred income tax expense (benefit)	(2,912)	(14,173)	564	630	797

Total income tax expense (benefit)	$(756)	$(14,055)	$1,097	$1,218	$1,195

The following reconciles income taxes computed at the U.S. statutory federal tax rate to income tax expense (benefit):

	Year Ended December 31, 2011	Nine Months Ended		Years Ended
		December 31, 2010	December 31, 2009	March 31, 2010	March 31, 2009
	(In thousands)
			(unaudited)
Income tax at U.S. statutory rate	343	(11,786)	1,586	$821	$439
State income taxes, net of federal benefit	193	(1,692)	187	97	77
Foreign taxes	(26)	(49)	178	189	166
Transaction Costs	15	894	—	—	—
Indefinite life goodwill	540	—	439	585	707
Research and Developmental Credits	(1,047)	(1,072)	(674)	(898)	(1,262)
Equity compensation	145	(83)	35	46	156
Change in state rate and expired state NOL’s	(386)	(300)	2,125	2,834	—
Expired/Section382 limited net operating losses & credits	(185)	9,383	—	3,790	3,832
Other	141	747	2	2	(275)
Change in UK NOL	650
Reversal of uncertain tax positions	(433)
Interested related to uncertain tax positions	117
Installment sale interest	96
Contingent consideration	340
Change in UK branch loss benefit	1,719
Reduction in valuation allowance – expired net operating losses & credits	—	(9,383)	—	(3,790)	(3,832)
Tax benefit from business combination – reduction in valuation allowance	—	(14,921)	—	—	—
Change in valuation allowance – current year operating loss	(2,978)	14,207	(2,781)	(2,458)	1,187

Income tax expense (benefit)	(756)	(14,055)	1,097	$1,218	$1,195

Significant components of our deferred tax assets and liabilities are as follows:

	December 31, 2011	December 31, 2010	March 31, 2010
		(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$32,909	$43,565	$44,124
Goodwill and intangibles	3,277	4,385	4,402
Property and equipment	3,727	5,117	331
Unused tax credits	8,254	8,135	6,885
Accruals and reserves	20,664	18,388	7,424

Gross deferred tax assets	68,831	79,590	63,166

Deferred tax liabilities:
Intangible assets	16,357	26,867	1,051
Other deferred tax liabilities	1,719	24	—
Indefinite lived intangible assets	3,375	2,877	2,309
Land and Other Long Term Investments	712	1,666	—

Gross deferred tax liabilities	22,163	31,434	3,360
Total net deferred tax assets	46,668	48,156	59,806

Valuation allowance for deferred tax assets	(48,253)	(51,230)	(61,326)

Net deferred taxes	(1,585)	$(3,074)	$(1,520)

At December 31, 2011 and December 31, 2010, we had $3.4 million and $2.9 million, respectively, of net deferred tax liabilities in the U.S. related to indefinite-lived goodwill and intangible assets that are amortized for income tax purposes. For book purposes, the indefinite-lived goodwill and intangible assets will be charged to results of operations when they are determined to be impaired in accordance with ASC Topic 350. Because we cannot predict when these assets will be impaired and when the associated deferred tax liabilities will reverse, the deferred tax liabilities related to these assets are not considered a source of income to support the realization of our deferred tax assets. Additionally, we have deferred tax liabilities of $0.7 million related to the acquisition of Symyx for purchase price adjustments associated with land and other investments. Upon disposition, we will have a lower tax basis in these assets. As we cannot predict when these assets will be disposed of, the deferred tax liabilities associated with these assets are also not considered a source of income to support the realization of our deferred tax assets. We have provided a full valuation allowance for our remaining net U.S. deferred tax assets as we do not believe that the ultimate realization of such deferred tax assets is more-likely-than-not.

At December 31, 2011 and December 31, 2010, we also had $1.3 million and $1.0 million, respectively, of net deferred tax assets related to Accelrys, K.K. As of December 31, 2011, we also have $0.2 million and $0.5 million of deferred tax assets for Symyx KK and Symyx Switzerland, respectively. As of December 31, 2011, we have a $1.1 million deferred tax asset for Accelrys UK related to net operating loss carryforwards. We believe that the ultimate realization of these deferred tax assets is more-likely-than-not since our intercompany transfer pricing arrangements provide for Accelrys, K.K., Symyx KK , Symyx Switzerland and Accelrys UK to achieve an annual operating profit margin.

Due to uncertainties surrounding our ability to generate future taxable income, a valuation allowance has been established against our domestic deferred tax assets. As of December 31, 2011 the valuation allowance was $48.3 million. For the year ended December 31, 2011, the valuation allowance decreased by $3.0 million primarily as a result of the recognition of a deferred tax asset for net operating losses in the UK and the netting of deferred tax liabilities for land and other investments. For the nine months ended December 31, 2010, the valuation allowance decreased by $14.9 million as a result of net deferred tax liabilities recorded for the Symyx acquisition, which were considered a source of income to reduce the valuation allowance on our existing deferred tax assets. In addition, during the nine months ended December 31, 2010, the valuation allowance increased by $14.2 million as a result of operating losses for which no tax benefit was recorded and decreased by $9.4 million related to NOLs and tax credits which either expired or were limited under Internal Revenue Code section 382. For the year ended March 31, 2010, the valuation allowance decreased by $5.5 million principally as a result of the utilization of domestic NOL carryovers, the expiration of domestic NOL carryovers and a reduction in the state tax rate applied to deferred tax assets.

As of December 31, 2011, we had U.S. federal NOLs of approximately $82.3 million and tax credit carryforwards of approximately $2.7 million. We also had California NOLs of approximately $67.5 million and tax credit carryforwards of approximately $10.8 million. We also had approximately $6.6 million of UK NOLs. Approximately $46.7 million of the federal NOLs relate to stock option deductions which, upon realization, will result in an increase to paid-in capital and a decrease in income taxes payable. Approximately $8 million U.S. federal NOLs expired as of December 31, 2010. If not fully utilized, portions of our U.S. federal NOLs and tax credit carryforwards will expire in varying amounts from 2011 through 2029, and portions of our California NOLs will expire in varying amounts from 2011 through 2019. The California tax credit carryforwards do not expire. Realization of our NOLs and credits is dependent upon our generating sufficient taxable income prior to expiration of those attributes.

In addition to the NOLs reflected above, as of December 31, 2011, we had pre-acquisition NOLs of $39.7 million from acquisitions outside the U.S. which have been reserved as unrecognized tax benefits. The pre- acquisition NOLs, if ultimately realized, will result in an increase to income tax benefit. No pre-acquisition NOLs were utilized during the year ended December 31, 2011 , the nine months ended December 31, 2010 or the year ended March 31, 2010.

We recognize windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOLs resulting from windfall tax benefits. At December 31, 2011, deferred tax assets do not include $0.2 million of excess tax benefits from share-based compensation.

The future utilization of our NOLs to offset future taxable income may be subject to a substantial annual limitation as a result of changes in ownership by our stockholders that hold 5% or more of our common stock. An assessment of such ownership changes under Sections 382 and 383 of the Internal Revenue Code was completed through December 31, 2010. As a result of this assessment, we determined that we experienced an ownership change during 2010 related to the acquisition of Symyx which will limit the future utilization of our NOLs and credit carryforwards. U.S. federal NOLs of approximately $17.1 million will expire due to limitations under Sections 382 and U.S. federal R&D credits of approximately $2.2 million will expire due to limitations under Section 383. Future ownership changes may further impact the utilization of existing NOLs and tax credit carryforwards.

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

Following is a tabular reconciliation of the Unrecognized Tax Benefits (“UTB”) activity during the year ended December 31, 2011 (excluding interest and penalties):

(In thousands)
Beginning balance, April 1, 2009	$—
Additions based on tax positions related to prior years	10,800
Balance at March 31, 2010, excluding interest and penalties of $0	$10,800
Additions based on tax positions related to the current year	7,259
Reductions for tax positions of prior year	—
Settlements	—
Reductions due to lapse of applicable statute of limitations	(584)
Impact of foreign currency fluctuations	286

Ending Balance at December 31, 2010, excluding interest and penalties of $0.5 million	$17,761
Additions based on tax positions related to the current year	189
Reductions for tax positions of prior year
Settlements
Reductions due to lapse of applicable statute of limitations	(747)
Impact of foreign currency fluctuations	(1,559)

Ending Balance at December 31, 2011, excluding interest and penalties of $0.6 million	$15,644

Included in the balance of unrecognized tax benefits as of December 31, 2011, are $12.7 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2011, are $2.9 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company has approximately $0.6 million of accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes at December 31, 2011.

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

6.    Retirement Savings Plans

U.S. Based Employees

We have an employee savings and retirement plan (the “401(K) Plan”). The 401(K) Plan is intended to be a tax-qualified plan covering substantially all U.S.-based employees. Under the terms of the 401(K) Plan, employees may elect to contribute up to 20% of their compensation, or the statutory prescribed limit, if less. We may, at our discretion, match employee contributions up to a maximum of 4% of the employee’s compensation. Employer matching contributions totaled $1.3 million, $0.8 million and $0.5 million for the year ended December 31, 2011 and the nine months ended December 31, 2010 and 2009, respectively, and $0.6 million and $0.7 million for the years ended March 31, 2010 and 2009, respectively.

Non-U.S. Based Employees

We provide retirement benefits for employees located outside the U.S. commensurate with other similar companies in those respective locations. Employer contributions, in the form of cash, totaled $1.1 million, $0.6 million for the year ended December 31, 2011, $0.6 million for the nine months ended December 31, 2010 and the year ended March 31, 2010, and $0.5 million and $0.7 million for the nine months ended December 31, 2009 and the year ended March 31, 2009, respectively.

7.    Fair Value

Financial Assets and Liabilities

We carry our cash equivalents, marketable securities, restricted marketable securities and foreign currency forward contracts at market value. Cash equivalents are comprised of short-term, highly liquid investments including money market funds and other investment grade securities such as certificates of deposits, commercial paper, corporate and municipal bonds and obligations of U.S. government sponsored enterprises. Our marketable securities consist of debt securities with original maturities of greater than three months and include obligations of U.S. government sponsored enterprises, commercial paper, certificates of deposits and corporate and municipal debt.

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

We recorded an acquisition-related liability for contingent consideration representing the amounts payable to former Contur equity holders, as outlined under the terms of the Purchase Agreement, upon the achievement of certain agreed-upon performance milestones. The fair value of this Level 3 liability is estimated based on a discounted probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving the milestone criteria. Subsequent changes in the fair value of the contingent consideration liability will be recorded in the statement of operations. As discussed in Note 2, the valuation of this contingent liability is included in our preliminary purchase price allocation and is subject to change during the measurement period. We have recognized a $78,000 increase to the acquisition date liability for contingent consideration as of December 31, 2011.

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy:

	Carrying Value at December 31, 2011	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2011:
Cash equivalents(1)	$30,541	27,440	$3,101	—
Short-Term Marketable Securities:
U.S. Treasury securities	2,513	2,513	—	—
U.S. government and agency securities	9,526	—	9,526	—
Commercial paper and certificates of deposit	3,449	—	3,449	—
Corporate debt securities	33,793	—	33,793	—
Municipal debt securities	3,695	—	3,695	—
Long-Term Marketable Securities:
U.S. Treasury securities	$3,356	3,356	—	—
U.S. government and agency securities	1,784	—	1,784	—
Corporate debt securities	12,084	—	12,084	—

Total assets at fair value	$100,741	$33,309	$67,432	—

Liabilities:
Acquisition related contingent consideration	413	—	—	413
Foreign currency forward contracts not designated as hedges	117	—	117	—

Total liabilities at fair value	530	—	117	413

(1)	Cash equivalents are included in the Cash and cash equivalents line in the consolidated balance sheet

There were no transfers between Level 1 and Level 2 securities during the year ended December 31, 2011.

	Carrying Value at December 31, 2010	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2010:
Cash equivalents(1)	$59,751	$53,146	$6,605	—
Short-Term Marketable Securities:
U.S. Treasury securities	5,519	5,519	—	—
U.S. government and agency securities	6,346	—	6,346	—
Commercial paper and certificates of deposit	9,268	—	9,268	—
Corporate debt securities	6,242	—	6,242	—
Municipal debt securities	4,900	—	4,900	—
Long-Term Marketable Securities:
U.S. Treasury securities	797	797	—	—
U.S. government and agency securities	4,603	—	4,603	—
Corporate debt securities	11,536	—	11,536	—

Total	$108,962	$59,462	$49,500	—

(1)	Cash equivalents are included in the Cash and cash equivalents line in the consolidated balance sheet

The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the year ended December 31, 2011 (in thousands):

Contingent consideration obligation related to Contur Acquisition as of May 19, 2011	335
Expenses recorded due to changes in fair value	78

Balance at December 31, 2011	$413

The carrying amount of accounts receivable, accounts payable and accrued liabilities are considered to be representative of their respective fair values due to their short-term nature. Our investments in privately-held companies are carried at cost. Our notes receivable are carried at the expected net realizable value. It is impracticable for us to estimate the fair value of these instruments on a recurring basis if there are no identified events or changes in circumstances that may have a significant adverse effect on their fair value.

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

8.    Commitments and Contingencies

Operating Leases

We lease office space in several facilities under operating leases that expire through 2022. Certain of our lease agreements contain renewal options, rent holidays or rent escalation clauses. In accordance with ASC Topic 840, Leases , we recognize rent expense on a straight-line basis over the term of the related operating leases, accounting for scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy and including any cancelable option periods where failure to exercise such options would result in economic penalty. Rent expense recognized in excess of rent paid is reflected as a deferred rent liability, which is included in lease-related liabilities in the accompanying consolidated balance sheets. Rent expense under our operating leases was $6.2 million, $3.9 million and $2.5 million for the year ended December 31, 2011, and,-the nine months ended December 31, 2010 and 2009, respectively, and $3.3 million for each of the years ended March 31, 2010 and 2009.

Additionally, under the terms of the lease for our San Diego, California corporate office, we were required to obtain an irrevocable letter of credit for $6.6 million to ensure our performance under the lease agreement. The letter of credit requirement decreased to $3.5 million on September 1, 2011 and will expire upon termination of the lease on September 1, 2013. The letter of credit is fully secured by cash and cash equivalents, which are included in restricted cash and marketable securities in the accompanying consolidated balance sheets.

We sublease certain facilities abandoned in connection with previous restructuring activities, and sublease income is recorded as a reduction of the restructuring liability and related restructuring expense upon abandonment of the facility.

Future minimum lease commitments and future committed sublease income as of December 31, 2011 are as follows:

	Operating Lease Commitments	Sublease Income	Net
	(In thousands)
Fiscal year 2012	$7,885	$1,445	$6,440
Fiscal year 2013	5,985	1,305	4,680
Fiscal year 2014	4,351	1,155	3,196
Fiscal year 2015	4,008	1,060	2,948
Fiscal year 2016	1,630	341	1,289
Thereafter	7,105	—	7,105

	$30,964	$5,306	$25,658

Lease Guarantee

On April 30, 2004, we spun-off our drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. (“PDD”), into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. The landlords of our New Jersey facilities, which were used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $10.8 million as of December 31, 2011. In the event that PDD defaults on their lease obligation, we are permitted under the guarantee to sublease the facility in order to mitigate our lease obligation. In accordance with ASC Topic 460, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair market value of the guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. The liability for our guarantee of the lease obligation was $0.3 million at both December 31, 2011 and 2010.

Royalties

We are obligated to pay royalties for licenses to enhance and market certain software used in connection with our product offerings. Annual contractual minimum royalty payments as of December 31, 2011 are as follows (in thousands):

Fiscal year 2012	$1,399
Fiscal year 2013	436
Fiscal year 2014	436
Fiscal year 2015	436
Fiscal year 2016	436
Thereafter(1)	1,685

$4,828

(1)	For purposes of the contractual minimum royalty payments table, we have included indefinite-lived contractual minimum royalty payments due in the ten fiscal years following December 31, 2011.

In addition to the contractual minimum royalties included in the table above, we have several royalty agreements that are long term or perpetual in nature and the royalty obligations are generally based on a percentage of revenues derived from certain software license sales and associated sales of PCS. The royalty agreements require quarterly payments and generally do not limit the maximum royalties owed. We incurred royalty related expenses of $5.8 million, $4.6 million and $1.8 million (unaudited) for the year ended December 31, 2011 and the nine months ended December 31, 2010 and 2009, respectively, and $2.2 million for each of the years ended March 31, 2010 and 2009.

Litigation

Prior to the completion of the Symyx Merger, several lawsuits were filed against Symyx, the members of the Symyx board of directors and certain executive officers of Symyx, Accelrys and Merger Sub in purported class action lawsuits brought by individual Symyx stockholders challenging the Symyx Merger. The first of such lawsuits was a class action lawsuit filed in the Superior Court of the State of California, County of Santa Clara, purportedly on behalf of the stockholders of Symyx, against Symyx and its directors and chief financial officer, as well as Accelrys and Merger Sub, alleging, among other things, that Symyx’s directors breached their fiduciary duties to the stockholders of Symyx in connection with the proposed Symyx Merger. Subsequent to the filing of such lawsuit, several additional suits were filed, also in Santa Clara County, each of which was substantially similar to the first lawsuit. The lawsuits were ultimately consolidated into a single action and on May 20, 2010, the plaintiffs filed a single consolidated complaint (the “Complaint”). The Complaint served as the only complaint in the combined litigation going forward (the “Consolidated Action”), which was pending in the Superior Court for the County of Santa Clara (the “Court”). The Complaint, like the previously filed complaints, alleged, among other things, that Symyx’s directors breached their fiduciary duties to the stockholders of Symyx in connection with the Symyx Merger, and was seeking, among other things, to enjoin the defendants from completing the Symyx Merger pursuant to the terms of the Merger Agreement.

On June 22, 2010, the defendants entered into a memorandum of understanding (the “MOU”) with the plaintiffs, pursuant to which the defendants and the plaintiffs agreed to settle the Consolidated Action. Subject to court approval and further definitive documentation the MOU resolves the allegations by the plaintiffs against the defendants made in connection with the Merger and the Merger Agreement, and provides a release and settlement by the purported class of Symyx stockholders with prejudice of all asserted claims against the defendants without costs to any defendant (other than as expressly provided in the MOU), in exchange for Symyx’s agreement to provide additional supplemental disclosures to the joint proxy statement/prospectus issued by Accelrys and Symyx in connection with the Symyx Merger. Accelrys and Symyx made the appropriate supplemental disclosures on June 23, 2010. On January 28, 2011 the plaintiffs filed the Unopposed Notice of Motion for Preliminary Approval of a Class Action Settlement and supporting documents. On February 25, 2011, the Court signed a preliminary approval order, which granted preliminary certification of a non-opt out class and set a settlement hearing for May 6, 2011 to determine whether a final order and judgment should be granted to settle this matter. On July 15, 2011, the Court approved the settlement amount of $0.3 million, which was paid by our insurance carrier.

In addition to the foregoing, we are subject to various claims and legal proceedings arising in the ordinary course of our business. While any legal proceeding has an element of uncertainty, management believes that the disposition of such matters, in the aggregate, will not have a material effect on our results of operations.

Other Guarantees and Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and the likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of December 31, 2011.

9.    Restructuring Activities

The following summarizes the changes in our accrued restructuring charges liability:

	Severance and Related Costs	Lease Obligation Exit and Facility Closure Costs	Total
	(In thousands)
Balance at March 31, 2009	$175	$817	$992
Additional severance and lease abandonment charges	(74)	(12)	(86)
Adjustments to liability	(61)	142	81
Cash payments	(43)	(370)	(413)
Effect of foreign exchange	3	63	66

Balance at March 31, 2010	—	640	640
Symyx acquired balance	138	5,860	5,998
Additional severance and lease abandonment charges	4,500	230	4,730
Adjustments to liability	—	40	40
Cash payments	(1,763)	(5,549)	(7,312)
Effect of foreign exchange	(9)	20	11

Balance at December 31, 2010	$2,866	$1,241	$4,107
Additional severance and lease abandonment charges	1,765	187	1,952
Adjustments to liability	(36)	(155)	(191)
Cash payments	(3,563)	(600)	(4,163)
Effect of foreign exchange	5	—	5

Balance at December 31, 2011	$1,037	$673	$1,710

On April 28, 2011, we renegotiated a sublease for a facility in the UK that was abandoned in 2006 and for which the tenant had exercised a break clause, whereby the tenant reduced the amount of floor space sublet. Additionally, we negotiated the sublease of the remaining floor space with another party. As a result of the change in estimate of sublease income for this facility, we recorded a net additional $0.2 million in restructuring expense during the year ended December 31, 2011.

On April 28, 2011, we committed to the implementation of a reduction in force of approximately ten to fifteen employees, in connection with the streamlining of our operations and the integration of our Content business. As a result, we incurred total severance charges of approximately $1.0 million during the year ended December 31, 2011, of which $0.6 million have been paid and the remaining balance is expected to be paid during the first half of fiscal year 2012.

In July 2010, as a result of the Symyx Merger, we implemented a plan to terminate the employment of approximately 80 employees in the U.S., Europe and Asia-Pacific region. As a result of such terminations, we have incurred total severance charges of approximately $5.3 million, with $0.8 million incurred during the year ended December 31, 2011 and $4.5 million incurred during the nine months ended December 31, 2010. As of December 31, 2011, $2.9 million in cash payments had been made and the remaining $2.4 million will be paid during the first half of fiscal year 2012.

Prior to the Symyx Merger, Symyx had implemented various restructuring plans under which lease obligations of approximately $0.1 million remain as of December 31, 2011. Additionally, prior to 2007, we had implemented a restructuring plan under which our lease obligations remain. Our remaining lease obligations terminate in 2012, 2016 and 2022, respectively.

All amounts incurred in connection with the above activities are recorded in the “Business consolidation, transaction and restructuring costs (recoveries)” line in the accompanying consolidated statements of operations.

10.    Royalty and Other Income, Net

Royalty and other income, net includes non-operating items such as interest income, realized investment gains and losses, unrealized investment gains and losses related to securities determined to be other-than-temporarily impaired and foreign currency exchange gains and losses. It also includes royalty income (net of royalty expense) and amortization of purchased intangible assets related to products that are not part of current operations. As part of the Symyx Merger, we have retained the rights to receive royalty income related to the divestiture of the High Productivity Research business unit previously divested by Symyx.

Interest and other income, net consisted of the following:

	Year Ended	Nine Months Ended		Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009	March 31, 2010	March 31, 2009
	(In thousands)
			(unaudited)
Royalty income, net	$6,167	$1,722	—	$—	—
Interest Income	1,486	739	237	314	$1,348
Realized gain on investments	—	—	248	248	(248)
Foreign currency transaction gain	530	171	145	361	321
Purchased intangible assets amortization	(2,365)	(1,247)	—	—	—
Net Rental Income	311	—	—	—	—
Write-off of intangible asset in connection with the sale of intellectual property	(4,303)	—	—	—	—
Other	(86)	(8)	(10)	(9)	187

Total royalty and other income, net	$1,740	$1,377	620	$914	$1,608

Under our royalty income agreements, we have contractual minimum royalty income payments as follows (in thousands):

Fiscal year 2012	$4,500
Fiscal year 2013	6,000
Fiscal year 2014	5,000
Fiscal year 2015	5,000

$20,500

As these amounts are related to intellectual property acquired in the Symyx Merger as described above, they will be partially offset by amortization expense related to such intellectual property. The income related to these agreements for the year ended December 31, 2011 and the nine months ended December 31, 2010 is included in the $6.2 million and the $1.7 million, respectively, of net royalty income presented above.

11. Subsequent Events

On February 29, 2012, our board of directors authorized the Company to commit up to $2.0 million for the repurchase of the Company’s common stock pursuant to a program to be executed in accordance with a Rule 10b5-1 trading plan. With our previously announced August 3, 2011 authorization of up to $8.0 million, we can repurchase up to $10.0 million of the Company’s common stock during fiscal 2012 pursuant to a program to be executed in accordance with a Rule 10b5-1 trading plan. We have not made any purchases under these authorizations.

12.    Selected Quarterly Financial Information (unaudited)

The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of results for the periods presented (in thousands, except per share amounts).

	Year Ended December 31, 2011
	First Quarter(1)	Second Quarter(1)	Third Quarter	Fourth Quarter
Revenue:
License and subscription revenue	$19,480	$18,587	$20,127	$21,231
Maintenance on perpetual licenses	7,814	8,581	9,166	9,301
Content	4,048	4,272	4,248	4,270
Professional services and other	3,258	2,286	2,710	4,960

Total revenue	34,600	33,726	36,251	39,762

Cost of revenue:
Cost of revenue	9,380	8,835	8,349	9,501
Amortization of completed technology	2,037	2,037	2,184	2,135

Total cost of revenue	11,417	10,872	10,533	11,636

Gross profit	23,183	22,854	25,718	28,126
Operating expenses:
Product development	8,535	8,402	8,261	8,779
Sales and marketing	13,489	12,339	11,516	14,173
General and administrative	4,381	3,960	4,079	4,047
Business consolidation, transaction and restructuring costs	1,602	2,418	2,205	1,550
Purchased intangible asset amortization	2,394	2,394	2,555	2,503

Total operating expenses	30,401	29,513	28,616	31,052
Operating loss	(7,218)	(6,659)	(2,898)	(2,926)
Net gain on sale of cost method investment	—	—	—	18,970
Royalty and other (expense) income, net	2,280	1,837	882	(3,259)

Income (loss) before taxes	(4,438)	(4,822)	(2,016)	12,785
Income tax expense (benefit)	507	(33)	190	(1,420)

Net income (loss)	$(5,445)	$(4,789)	$(2,206)	$14,205

Basic net income (loss) per share	$(0.10)	$(0.09)	$(0.04)	$0.26
Diluted net income (loss) per share	$(0.10)	$(0.09)	$(0.04)	$0.25

	Nine Months Ended December 31, 2010
	Quarter Ended June	Quarter Ended September	Quarter Ended December
Revenue	$19,761	$29,114	$31,330
Cost of revenue:
Cost of revenue	3,955	9,117	10,456
Amortization of completed technology	41	2,373	2,473

Total cost of revenue	3,996	11,490	12,929

Gross profit	15,765	17,624	18,401
Operating expenses:
Product development	3,982	9,208	8,890
Sales and marketing	8,740	12,171	13,937
General and administrative	2,580	4,635	4,482
Business consolidation, transaction and restructuring costs	1,686	10,683	4,124
Purchased intangible asset amortization	—	1,356	1,356

Total operating expenses	16,988	38,053	32,789
Operating loss	(1,223)	(20,429)	(14,388)
Royalty and other (expense) income, net	(134)	934	577

Loss before taxes	(1,357)	(19,495)	(13,811)
Income tax expense (benefit)	225	(16,116)	1,836

Net loss	($1,582)	($3,379)	($15,647)

Basic and diluted net loss per share	($0.06)	($0.06)	($0.28)

	Year Ended March 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$20,141	$19,988	$22,071	$20,759
Cost of revenue:
Cost of revenue	3,219	3,112	4,193	3,611
Amortization of completed technology	381	381	41	42

Total cost of revenue	3,600	3,493	4,234	3,653

Gross profit	16,541	16,495	17,837	17,106
Operating expenses:
Product development	4,133	3,767	3,733	4,412
Sales and marketing	8,483	8,149	9,706	11,704
General and administrative	2,938	2,716	3,292	3,533
Restructuring charges (recoveries)	(91)	17	(16)	4

Total operating expenses	15,463	14,649	16,715	19,653
Operating income (loss)	1,078	1,846	1,122	(2,547)
Royalty and other (expense) income, net	(5)	273	352	294

Income (loss) before taxes	1,073	2,119	1,474	(2,253)
Income tax expense	329	273	495	121

Net income (loss)	$744	$1,846	$979	$(2,374)

Basic and diluted net income (loss) per share	$0.03	$0.07	$0.04	$(0.09)

	Year Ended March 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$20,300	$20,112	$20,609	$19,960
Cost of revenue:
Cost of revenue	3,242	3,317	4,143	4,047
Amortization of completed technology	381	381	381	381

Total cost of revenue	3,623	3,698	4,524	4,428

Gross profit	16,677	16,414	16,085	15,532
Operating expenses:
Product development	4,543	4,065	3,636	3,734
Sales and marketing	8,496	8,547	9,108	9,932
General and administrative	2,654	2,516	2,577	4,323
Restructuring costs	842	8	—	46

Total operating expenses	16,535	15,136	15,321	18,035
Operating income (loss)	142	1,278	764	(2,503)
Royalty and other income, net	273	350	423	562

Income (loss) before taxes	415	1,628	1,187	(1,941)
Income tax expense	329	401	177	288

Net income (loss)	$86	$1,227	$1,010	$(2,229)

Basic and diluted net income (loss) per share	$—	$0.05	$0.04	$(0.08)

(1)	During the quarter ended June 30, 2011, we corrected our cost of revenue due to an error related to over accrual of our royalty expense of $0.4 million for the nine months ended December 31, 2010 and $0.3 million for the three months ended March 31, 2011. In accordance with applicable guidance, management evaluated the materiality of the errors from a qualitative and quantitative perspective. Based on such evaluation, we concluded that correcting the error of $0.4 million and $0.3 million for the nine months ended December 31, 2010 and three months ended March 31, 2011, respectively, would be immaterial to the full year results for the year ended December 31, 2011 and correcting the error would not have had a material impact on any individual prior period financial statements or affect future financial results. This adjustment related to the over accrual of our royalty expenses in the quarter ended March 31, 2011 resulted in a $0.3 million favorable change to net loss and no change to basic and diluted net loss per common share in the quarter ended March 31, 2011.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such framework , our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Report, has also audited our internal control over financial reporting as of December 31, 2011, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, those controls.

Item 9B.	Other Information

None

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Accelrys, Inc.

We have audited Accelrys Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Accelrys, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Accelrys, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Accelrys, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2011, the nine month period ended December 31, 2010, and for each of the two years in the period ended March 31, 2010 of Accelrys, Inc. and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

San Diego, California

March 13, 2012

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the applicable Subsequent Filing to be filed within 120 days of our fiscal year ended December 31, 2011.

Item 11.	Executive Compensation

The information required by this item will be included in the applicable Subsequent Filing to be filed within 120 days of our fiscal year ended December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the applicable Subsequent Filing to be filed within 120 days of our fiscal year ended December 31, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the applicable Subsequent Filing to be filed within 120 days of our fiscal year ended December 31, 2011.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be included in the applicable Subsequent Filing to be filed within 120 days of our fiscal year ended December 31, 2011.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following Consolidated Financial Statements are included:

(a)(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2011	$143	$—	$—	$143
Nine months ended December 31, 2010	$163	$—	$—	$163
Year ended March 31, 2010	$172	$—	$9	$163
Year ended March 31, 2009	$200	$—	$28	$172

(1)	Represents write-offs, net of recoveries.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization dated September 13, 2004 by and among Accelrys, Inc., Nashville Acquisition Corporation, SciTegic, Inc., Mathew Hahn and David Rogers as Principal Shareholders, and Mathew Hahn as Shareholder Representative (incorporated by reference to Exhibit 2.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on September 16, 2004).

2.2	Agreement and Plan of Merger and Reorganization, dated April 5, 2010, by and among Accelrys, Inc., Alto Merger Sub, Inc. and Symyx Technologies, Inc. (incorporated by reference to Exhibit 2.1 of Accelrys, Inc.’s Current Report on Form 8-K filed on April 6, 2010).

2.3	Sale and Purchase Agreement Regarding All Shares in Contur Industry Holding AB and Warrants in Contur Software AB, dated 19 May 2011 (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on May 24, 2011).

Exhibit Number	Description

2.4	Asset Purchase Agreement, dated as of July 28, 2011, by and between Intermolecular, Inc. and Symyx Technologies, Inc. (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on July 29, 2011).

2.5	Agreement and Plan of Merger, dated as of December 30, 2011, by and among Accelrys, Inc., Velocity Acquisition Corp., VelQuest Corporation and Laurel Services, LLC (incorporated by reference to Exhibit 2.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on January 3, 2012).

3.1	Restated Certificate of Incorporation of Pharmacopeia, Inc., as amended (including a Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock) (incorporated by reference to Exhibit 3.2 to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2005).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Accelrys, Inc. (incorporated by reference to Exhibit 3.4 to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Accelrys, Inc. (incorporated by reference to Exhibit 3.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on July 2, 2010).

3.4	Amended and Restated Bylaws of Accelrys, Inc. (incorporated by reference to Exhibit 3.3 to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2005).

4.1	Rights Agreement, dated as of September 6, 2002, between Pharmacopeia, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A thereto the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and Exhibit B thereto the Form of Right Certificate (incorporated by reference to Exhibit 4.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on September 4, 2002).

4.2	First Amendment to Rights Agreement, dated as of April 5, 2010, by and between Accelrys, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on April 6, 2010).

10.1#	Amended 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.5 to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.1(a)#	Amendment No. 1 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(a) to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1(b)#	Amendment No. 2 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(b) to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1(c)#	Amendment No. 3 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.5(a) to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.1(d)#	Amendment No. 4 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(d) to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1(e)#	Amendment No. 5 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(e) to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1(f)#	Amendment No. 6 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(f) to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1(g)#	Amendment No. 7 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(g) to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000).

Exhibit Number	Description

10.1(h)#	Amendment No. 8 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.54 to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.1(i)#	Amendment No. 9 to the 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.1(i) to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.2#	1995 Director Option Plan (incorporated by reference to Exhibit 10.7 to Accelrys, Inc.’s Registration Statement on Form S-1 (Reg. No. 33-98246)).

10.2(a)#	Amendment No. 1 to 1995 Director Option Plan (incorporated by reference to Exhibit 10.3(a) to Accelrys, Inc.’s Annual Report on form 10-K for the year ended December 31, 2000).

10.2(b)#	Amendment No. 2 to the 1995 Director Option Plan (incorporated by reference to Exhibit 10.3(b) to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.3#	Accelrys, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.23 to Accelrys, Inc.’s Annual Report on form 10-K for the year ended December 31, 2000).

10.4#	Accelrys, Inc. 2004 New Hire Equity Incentive Plan (incorporated by reference to Exhibit 10.3(c) to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2005).

10.5#	Accelrys, Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 to Accelrys, Inc.’s Registration Statement on Form S-8 filed on August 26, 2005).

10.5(a)#	Accelrys, Inc. Amendment to Amended and Restated 2004 Stock Incentive Plan, dated August 28, 2008 (incorporated by reference to Exhibit 10.2 to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.6#	Form of Stock Option Award Agreement pursuant to Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to Accelrys, Inc.’s Registration Statement on Form S-8 filed on August 26, 2005).

10.7#	Form of SAR Award Agreement pursuant to Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to Accelrys, Inc.’s Registration Statement on Form S-8 filed on August 26, 2005).

10.8#	Form of Restricted Stock Award Agreement pursuant to Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to Accelrys, Inc.’s Registration Statement on Form S-8 filed on August 26, 2005).

10.9#	Form of Restricted Stock Unit Award Agreement pursuant to Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to Accelrys, Inc.’s Registration Statement on Form S-8 filed on August 26, 2005).

10.10#	Form of Director Restricted Stock Unit Award Agreement pursuant to Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on August 21, 2007).

10.11#	Form of Performance Based Restricted Stock Unit Award Agreement pursuant to Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.12#	Stock Option Agreement, dated June 15, 2009, between Max Carnecchia and Accelrys, Inc. (incorporated by reference to Exhibit 10.4 to Accelrys, Inc.’s Current Report on Form 8-K filed on June 16, 2009).

10.13#	Symyx Technologies, Inc. 2007 Stock Incentive Plan, as amended, and the forms of agreement related thereto (incorporated by reference to Exhibit 4.3 to Accelrys, Inc.’s Registration Statement on Form S-8 filed on August 9, 2010).

Exhibit Number	Description

10.14#	Intellichem, Inc. 2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.4 to Accelrys, Inc.’s Registration Statement on Form S-8 filed on August 9, 2010).

10.15#	Symyx Technologies, Inc. 2001 Nonstatutory Stock Option Plan, as amended (incorporated by reference to Exhibit 4.5 to Accelrys, Inc.’s Registration Statement on Form S-8 filed on August 9, 2010).

10.16#	Synthematix, Inc. Amended and Restated 2000 Equity Compensation Plan (incorporated by reference to Exhibit 4.6 to Accelrys, Inc.’s Registration Statement on Form S-8 filed on August 9, 2010).

10.17#	Symyx Technologies, Inc. 1997 Stock Plan, as amended (incorporated by reference to Exhibit 4.7 to Accelrys, Inc.’s Registration Statement on Form S-8 filed on August 9, 2010).

10.18#	Fiscal year 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.36 to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2009).

10.19#	First Quarter Fiscal Year 2011 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on April 15, 2010).

10.20#	2010 Management Incentive Plan for the period of July 1, 2010 through December 31, 2010 (incorporated by reference to Exhibit 10.7 to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.21	2011 Management Incentive Plan for the Calendar Year Ending December 31, 2011 (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on March 7, 2011).

10.22	Accelrys, Inc. 2011 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to Accelrys, Inc.’s Registration Statement on Form S-8 filed on August 10, 2011).

10.23	Lease, dated August 20, 2003, between Accelrys, Inc. and Eastpark at 8A (Building 1000) (incorporated by reference to Exhibit 10.35 to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.24	Lease, dated August 20, 2003, between Accelrys, Inc. and Eastpark at 8A (Building 3000) (incorporated by reference to Exhibit 10.36 to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.25	Sublease, dated May 18, 2004, between Accelrys, Inc. and Pfizer Inc. (incorporated by reference to Exhibit 10.18 to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.26	Lease, dated May 18, 2004, between Accelrys, Inc. and AGRRI Seaview, L.LC. (incorporated by reference to Exhibit 10.19 to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.27	Sublease, dated May 10, 2006, between Accelrys, Inc., Accelrys, Ltd., QUALCOMM Inc., and QUALCOMM UK Ltd. (incorporated by reference to Exhibit 10.33 to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2006).

10.28#	Form of Indemnity Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.48 to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.29#	Letter of Employment, dated September 29, 2005, between Accelrys, Inc. and Richard Murphy (incorporated by reference to Exhibit 99.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on October 19, 2005).

Exhibit Number	Description

10.30#	Terms of continuing employment of Matthew Hahn, dated as of August 12, 2005 (incorporated by reference to Exhibit 10.3 to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.31#	Letter of Employment, dated September 1, 2006, between Accelrys, Inc. and Rick E. Russo (incorporated by reference to Exhibit 99.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on September 6, 2006).

10.32#	Letter of Employment, dated September 6, 2006, between Accelrys, Inc. and Frank K. Brown, Ph.D. (incorporated by reference to Exhibit 99.3 to Accelrys, Inc.’s Current Report on Form 8-K filed on September 28, 2006).

10.33#	Second Amendment to Employment Agreement, dated September 26, 2006, between Accelrys, Inc. and Mathew Hahn, Ph.D. (incorporated by reference to Exhibit 99.2 to Accelrys, Inc.’s Current Report on Form 8-K filed on September 28, 2006).

10.34#	Form of Employment Agreement between Accelrys, Inc. and certain of its executives (incorporated by reference to Exhibit 10.5 to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006) .

10.35#	Letter of Employment, dated January 5, 2009, between Accelrys, Inc. and Todd Johnson (incorporated by reference to Exhibit 10.2 to Accelrys, Inc.’s Current Report on Form 8-K filed on January 5, 2009).

10.36	Agreement between Accelrys and UBS dated November 11, 2008 (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on November 11, 2008).

10.37#	Employment Agreement, dated June 15, 2009, between Max Carnecchia and Accelrys, Inc. (incorporated by reference to Exhibit 10.2 to Accelrys, Inc.’s Current Report on Form 8-K filed on June 16, 2009).

10.38#	Letter of Employment, dated June 15, 2009, between Max Carnecchia and Accelrys, Inc. (incorporated by reference to Exhibit 10.3 to Accelrys, Inc.’s Current Report on Form 8-K filed on June 16, 2009).

10.39#	Letter Agreement, dated July 15, 2009, between Todd Johnson and Accelrys, Inc. (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on July 20, 2009).

10.40#	Separation Agreement and Release, dated December 31, 2009, between Rick Russo and Accelrys, Inc. (incorporated by reference to Exhibit 10.4 to Accelrys, Inc.’s Current Report on Form 8-K filed on January 5, 2010).

10.41#	Letter of Employment, dated December 23, 2009, between Accelrys, Inc. and Michael Piraino (incorporated by reference to Exhibit 10.2 to Accelrys, Inc.’s Current Report on Form 8-K filed on January 5, 2010).

10.42#	Employment Agreement, dated January 5, 2010, between Michael Piraino and Accelrys, Inc. (incorporated by reference to Exhibit 10.3 to Accelrys, Inc.’s Current Report on Form 8-K filed on January 5, 2010).

10.43#	Separation Agreement and Release, dated as of April 21, 2010, by and between the Accelrys, Inc. and Ilene Vogt (incorporated by reference to Exhibit 10.3 to Accelrys, Inc.’s Current Report on Form 8-K filed on April 22, 2010).

10.44#	Offer Letter from Accelrys, Inc. to Todd Johnson (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on April 22, 2010).

Exhibit Number	Description

10.45#	Employment Agreement, dated as of April 21, 2010, by and between the Accerlys, Inc. and Todd Johnson (incorporated by reference to Exhibit 10.2 to Accelrys, Inc.’s Current Report on Form 8-K filed on April 22, 2010).

10.46#	Employment Agreement, dated as of April 4, 2010, by and between Accelrys, Inc. and Isy Goldwasser (incorporated by reference to Annex E to the joint proxy statement/prospectus forming part of Accelrys, Inc.’s Registration Statement on Form S-4 filed on May 5, 2010).

10.47#	Employment Agreement, dated as of April 4, 2010, by and between Accelrys, Inc. and Rex Jackson (incorporated by reference to Annex F to the joint proxy statement/prospectus forming part of Accelrys, Inc.’s Registration Statement on Form S-4 filed on May 5, 2010).

10.48#	Employment Agreement, dated as of April 4, 2010, by and between Accelrys, Inc. and Rick Rosenthal (incorporated by reference to Annex G to the joint proxy statement/prospectus forming part of Accelrys, Inc.’s Registration Statement on Form S-4 filed on May 5, 2010).

10.49#	Employment Agreement, dated as of April 4, 2010, by and between Accelrys, Inc. and Charles Haley (incorporated by reference to Annex H to the joint proxy statement/prospectus forming part of Accelrys, Inc.’s Registration Statement on Form S-4 filed on May 5, 2010).

10.50#	Separation Agreement and Release, dated as of July 19, 2010, by and between the Accelrys, Inc. and Paul Burrin (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on July 23, 2010).

10.51#	Separation Agreement and Release, dated as of December 27, 2011, by and between the Accelrys, Inc. and Trevor Heritage (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on December 27, 2011).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on February 5, 2005).

21.1*	Subsidiaries of Accelrys, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Section 302 Certification of the Principal Executive Officer

31.2*	Section 302 Certification of the Principal Financial Officer

32.1*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Database.

#	Represents a management contract or compensatory plan or arrangement.
*	Filed herewith

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELRYS, INC.

By:	/S/ MICHAEL A. PIRAINO
Michael A. Piraino Executive Vice President and Chief Financial Officer

Date: March 13, 2012

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ MAX CARNECCHIA Max Carnecchia	President and Chief Executive Officer (Principal Executive Officer)	February 29, 2012

/s/ MICHAEL A. PIRAINO Michael A. Piraino	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	February 29, 2012

/s/ CHRIS VAN INGEN Chris van Ingen	Chairman of the Board of Directors	February 29, 2012

/s/ JEFFREY RODEK Jeffrey Rodek	Director	February 29, 2012

/s/ RICARDO B. LEVY, Ph.D. Ricardo B. Levy, Ph.D.	Director	February 29, 2012

/s/ TIMOTHY HARKNESS Timothy Harkness	Director	February 29, 2012

/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	February 29, 2012

/s/ CHRISTOPHER J. STEFFEN Christopher J. Steffen	Director	March 8, 2012

/s/ LARRY FERGUSON Larry Ferguson	Director	February 29, 2012