Form 10-K/A
period 2011-12-31
ACCELRYS, INC.
filed 2012-04-18
CIK 1002388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Amendment No. 1)

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of April 16, 2012 was 55,626,305, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ACCELRYS, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2011

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K of Accelrys, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on March 13, 2012 (the “Original 10-K”). The Company is filing this Amendment solely to correct a clerical error in the Company’s disclosure of backlog. In Item 1 of the Original 10-K, under the heading “Backlog of Committed Revenue,” the Company indicated that its backlog as of December 31, 2011 was approximately $216.0 million, whereas the correct amount is approximately $145.1 million. In addition, the Company indicated that it expected to recognize approximately $94.7 million of its December 31, 2011 backlog during fiscal 2012, whereas the correct amount is approximately $110.9 million. The foregoing changes are reflected in this Amendment. Except as described above, no other changes have been made to the Original 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original 10-K. This Amendment does not reflect events that may have occurred subsequent to the filing date of the Original 10-K. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Item 1, as amended, is repeated in this Amendment.

Forward-Looking Statements

This Amendment (together with the Original 10-K, this “Report”) contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. These statements are often identified by the use of words such as “expect”, “believe”, “anticipate”, “estimate”, “intend”, “plan” and similar expressions and variations or negatives of these words These forward-looking statements may include statements addressing our future financial and operating results. We have based these forward-looking statements on our current expectations about future events. Such statements are subject to certain risks and uncertainties including those related to the execution of our strategic plans, the successful release and acceptance of new products, the demand for new and existing products, additional competition, changes in economic conditions and those described in documents we have filed with the SEC, including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and subsequent reports on Form 10-Q. All forward-looking statements in this document are qualified entirely by the cautionary statements included in this document and such other filings. These forward-looking statements speak only as of the date of this document. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Backlog of Committed Revenue

As of December 31, 2011, our backlog was approximately $145.1 million, compared with $145.0 million as of December 31, 2010. We expect to recognize approximately $110.9 million of our December 31, 2011 backlog during fiscal 2012. Our backlog consists of contractual commitments from our customers for products to be shipped, research, consulting and maintenance services to be provided, and license and content revenue. Because of the occasional customer-driven changes in delivery schedules or cancellation of orders without significant penalty, we do not believe our backlog, as of any particular date, is necessarily indicative of actual revenue for any future period.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(3) Exhibits:

Exhibit Number	Description
31.1*	Section 302 Certification of the Principal Executive Officer

31.2*	Section 302 Certification of the Principal Financial Officer

32.1*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Database.

**	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for Accelrys, Inc. for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 13, 2012. Pursuant to Rule 406T of Regulation S-T, this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
*	Filed herewith

(b)	Exhibits

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELRYS, INC.

By:	/S/ MICHAEL A. PIRAINO
Michael A. Piraino Executive Vice President and Chief Financial Officer

Date: April 18, 2012