Form 10-Q
period 2012-03-31
ACCELRYS, INC.
filed 2012-05-04
CIK 1002388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of April 20, 2012, was 55,563,955 net of treasury shares.

ACCELRYS, INC.

FORM 10-Q — QUARTERLY REPORT

For The Quarterly Period Ended March 31, 2012

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Accelrys, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,501	$69,610
Marketable securities	50,894	52,976
Trade receivables, net of allowance for doubtful accounts of $143 as of March 31, 2012 and December 31, 2011	28,387	40,706
Promissory note receivable	921	921
Prepaid expenses, deferred tax assets and other current assets	14,783	11,090

Total current assets	189,486	175,303
Marketable securities, net of current portion	16,627	17,224
Restricted cash	3,745	3,814
Property and equipment, net	7,808	12,108
Goodwill	100,762	100,429
Purchased intangible assets, net	55,776	60,361
Long-term investments	1,010	1,010
Promissory note receivable, net of current portion	33,838	33,799
Other assets	3,731	3,838

Total assets	$412,783	$407,886

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,643	$3,527
Accrued liabilities	14,168	19,361
Accrued compensation and benefits	9,214	12,372
Current portion of accrued restructuring charges	678	1,322
Current portion of deferred gain on sale of intellectual property	921	921
Current portion of deferred revenue	95,217	81,151

Total current liabilities	122,841	118,654
Deferred revenue, net of current portion	5,175	4,861
Accrued income tax	8,815	8,095
Deferred gain on sale of intellectual property, net of current portion	25,053	25,053
Accrued restructuring charges, net of current portion	385	388
Lease-related liabilities, net of current portion	1,922	2,151
Stockholders’ equity:
Preferred stock, $.0001 par value; 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000 shares authorized; 57,966 and 57,588 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	6	6
Additional paid-in capital	469,555	465,701
Lease guarantee	(257)	(273)
Treasury stock; 2,196 and 1,875 shares at March 31, 2012 and December 31, 2011, respectively	(20,908)	(18,340)
Accumulated deficit	(200,462)	(198,208)
Accumulated other comprehensive income (loss)	658	(202)

Total stockholders’ equity	248,592	248,684

Total liabilities and stockholders’ equity	$412,783	$407,886

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
License and subscription revenue	$21,697	$19,480
Maintenance on perpetual licenses	9,491	7,814
Content	3,543	4,048
Professional services and other	4,708	3,258

Total revenue	39,439	34,600

Cost of revenue:
Cost of revenue	9,878	9,649
Amortization of completed technology	2,081	2,037

Total cost of revenue	11,959	11,686

Gross profit	27,480	22,914
Operating expenses:
Product development	9,552	8,535
Sales and marketing	13,865	13,489
General and administrative	4,526	4,381
Business consolidation, transaction and restructuring costs	630	1,602
Purchased intangible asset amortization	2,095	2,394

Total operating expenses	30,668	30,401

Operating loss	(3,188)	(7,487)
Royalty and other income, net	1,631	2,280

Loss before taxes	(1,557)	(5,207)
Income tax expense	697	507

Net loss	$(2,254)	$(5,714)

Basic and diluted net loss per share	$(0.04)	$(0.10)

Weighted average shares used to compute net loss per share	55,783	55,525

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net loss	$(2,254)	$(5,714)
Other comprehensive loss:
Foreign currency translation adjustment	814	(401)
Unrealized gain on marketable securities	46	15

Total other comprehensive income (loss)	860	(386)

Comprehensive loss	$(1,394)	$(6,100)

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,254)	$(5,714)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,507	6,054
Share-based compensation	1,791	1,280
Prepaid contingent compensation amortization	208	—
Amortization of premium on marketable debt securities	328	395
Deferred income taxes	228	187
Other	(308)	41
Changes in operating assets and liabilities:
Trade receivables	12,340	(6,171)
Prepaid expense and other current assets	482	1,187
Other assets	(89)	3
Accounts payable	(888)	(1,464)
Accrued liabilities, compensation and benefits	(8,649)	(5,733)
Deferred revenue	14,756	24,047

Net cash provided by operating activities	23,452	14,112
Cash flows from investing activities:
Purchases of property and equipment, net	(771)	(857)
Purchases of marketable securities	(18,571)	(61,397)
Proceeds from maturities and sales of marketable securities	20,968	8,073
Proceeds from promissory notes receivable	120	—
Net decrease in restricted cash	79	—

Net cash provided by (used in) investing activities	1,825	(54,181)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,132	842
Common stock tendered for payment of withholding taxes	(69)	(85)
Repurchases of common stock	(2,568)	(3,000)

Net cash used in financing activities	(505)	(2,243)
Effect of changes in exchange rates on cash and cash equivalents	119	(72)

Increase (decrease) in cash and cash equivalents	24,891	(42,384)
Cash and cash equivalents at beginning of period	69,610	86,316

Cash and cash equivalents at end of period	$94,501	$43,932

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Basis of Presentation and Significant Accounting Policies

Financial Statement Preparation

The condensed consolidated financial statements of Accelrys, Inc. (“Accelrys”, “we”, “our” or “us”) as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2012 (the “Form 10-K”).

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

Our business is subject to seasonal variations. Historically, we have received approximately two-thirds of our annual customer orders in the fiscal quarters ended December 31 and March 31. In accordance with our revenue recognition policies, the revenue associated with these orders is generally recognized over the contractual license term. Therefore, because our policy is to accrue and expense sales commissions and royalties upon the invoicing of customer orders, we have historically experienced an increase in operating costs and expenses and a decrease in income during the fiscal quarters ended December 31 and March 31. As a result of these and other seasonal variations, we believe that sequential quarter-to-quarter comparisons of our operating results are not indicative of our future performance and that the interim financial results for the periods presented in this quarterly report are not necessarily indicative of results for a full year or for any subsequent interim period.

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

Professional Services. We provide certain services to our customers, including non-complex product training, installation, implementation and other professional services which are non-essential to the operation of the software. We also perform professional services for our customers designed to enhance the value of our software products by creating extensions to functionality to address a client’s specific business needs. When sold separately, revenue from these services is generally recognized as the services are delivered under the proportional performance method when we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. For service arrangements that include provisions that create significant uncertainties (e.g. customer acceptance) or service deliverables wherein the level of effort to complete the services cannot be reasonably estimated, the associated revenue is recognized using the completed performance method.

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

Deferred Costs

Occasionally, we enter into professional service arrangements under which resulting revenue is deferred until certain elements of the arrangements are delivered. As a result, if deemed material, we defer the direct variable expense, not exceeding the revenue deferred, in other current assets on the balance sheet until the period when revenue is recognized. Direct and incremental variable expenses include direct labor costs and direct services contracts with third parties working on the software service arrangements. As of March 31, 2012 and December 31, 2011, we deferred approximately $1.2 million and $0.9 million, respectively, of direct and incremental variable costs related to software service arrangements where the revenue is deferred until future periods.

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

Interest and penalties related to income tax matters are recognized in income tax expense. During the three months ended March 31, 2012 and March 31, 2011 we incurred approximately $56,000 and $37,000, respectively, in interest and penalties.

2.     Business Combinations

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

The total consideration for the net assets acquired was $35.0 million, consisting of an initial cash payment of $29.8 million, which was paid in connection with the signing and simultaneous closing of the acquisition, and additional consideration of $5.3 million which was deposited into an escrow account in the name of the selling shareholders on the acquisition date. The escrowed funds will be released upon satisfaction of certain representations and warranties for a period of 15 months following the acquisition date, if, and to the extent that, no breaches of the representations and warranties have occurred.

We funded the purchase price with cash on hand. All acquisition costs related to the transaction were expensed as incurred. The total acquisition date fair value of the consideration was $35.0 million.

The preliminary allocation of the purchase price is as follows:

(in thousands)
Fair Value of Consideration Transferred	$35,000
Less: Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	299
Accounts receivable	4,336
Other assets	23
Property, plant and equipment	14
Intangible assets	10,880
Other current liabilities	(1,081)
Deferred revenue	(3,430)

Goodwill	$23,959

The above purchase price allocation is considered preliminary and is subject to revision during the measurement period. We may adjust the preliminary purchase price allocation after obtaining more information regarding preliminary estimates of acquired intangible assets and net deferred tax assets (due to potential limitations on their use). During the three months ended March 31, 2012, we made measurement period adjustments totaling $0.1 million to accrued liabilities. We did not recast the December 31, 2011 balance sheet as a result of these measurement period adjustments as we did not consider them to be material. There is no tax deductible goodwill as a result of the VelQuest acquisition.

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

The total consideration for the net assets acquired is up to $11.1 million, consisting of an initial cash payment of $10.6 million, which was paid in connection with the signing and simultaneous closing of the acquisition, and additional consideration of up to $0.5 million upon the achievement of certain agreed-upon performance milestones, payable in equal increments upon each of the first and second anniversaries of the date of the acquisition. In accordance with the term of the Purchase Agreement, we deposited $0.5 million in an escrow account in our name on the acquisition date for the potential payments for the contingent consideration obligation. These funds are included in the restricted cash line item in the consolidated balance sheet as of March 31, 2012 and December 31, 2011. During the quarter ended March 31, 2012 the first year performance milestone was met. Accordingly, $0.3 million will be released in accordance with the escrow agreement during the quarter ended June 30, 2012.

We funded the purchase price with cash on hand. All acquisition costs related to the transaction were expensed as incurred. The total acquisition date fair value of the consideration was estimated at approximately $11.0 million as follows (in thousands):

Initial cash payment to Contur	$10,624
Estimated fair value of contingent milestone consideration	335

Total consideration	$10,959

As of the acquisition date, a liability of $0.3 million was recognized for the estimated fair value of the contingent milestone consideration. Changes in the fair value of the liability subsequent to the acquisition date are recognized in earnings. We have determined the fair value of the contingent consideration obligation based on a discounted probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving the milestone criteria.

The allocation of the purchase price is as follows:

(in thousands)
Fair Value of Consideration Transferred	$10,959
Less: Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	761
Accounts receivable	641
Other current assets	240
Property, plant and equipment	51
Intangible assets	4,410
Other current liabilities	(698)
Deferred tax liabilities	(1,582)
Deferred revenue	(353)

Goodwill	$7,489

We may adjust the purchase price allocation after obtaining more information regarding preliminary estimates of net deferred tax assets and potential limitations on their use. During the three months ended March 31, 2012, we made measurement period adjustments totaling $29,000 to accrued income tax balances. We did not recast the December 31, 2011 balance sheet as a result of these measurement period adjustments as we did not consider them to be material.

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

As we reported a net loss for the three months ended March 31, 2012 and March 31, 2011, basic and diluted net loss per share were the same. Potentially dilutive securities outstanding totaling 6.9 million shares and 6.4 million shares were not included in the computation of diluted net loss per share for the three months ended March 31, 2012 and March 31, 2011, respectively, because to do so would have been anti-dilutive.

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

Notwithstanding the foregoing, any shares of common stock issued in connection with awards other than stock options and SARs will be counted against the total share limit reserved under the 2011 Plan by applying the Multiplier (as defined below) to the shares of common stock covered by each such award; conversely, shares of common stock returned to or deemed not to have been issued from the 2011 Plan under awards other than stock options and SARs will return to the share reserve at a rate determined by multiplying such number of shares by the Multiplier. The “Multiplier” for awards other than stock options and SARs will be 2.22 shares of common stock for every 1.0 share of common stock issued in connection with such award. For example, a grant of a restricted stock award for 1,000 shares would count as 2,220 shares against the reserve, and if returned to the 2011 Plan, would count as 2,220 shares returned to the 2011 Plan. As of March 31, 2012, there are approximately 15,254,074 shares of our common stock available for issuance under the 2011 Plan.

Share-Based Award Activity

Our stock options generally vest over four years and have a contractual term of seven to ten years. A summary of stock option activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(In thousands, except per share amounts)
Outstanding at December 31, 2011	6,021	$7.64
Granted	106	8.01
Exercised	(355)	6.0
Expired/Forfeited	(306)	11.8

Outstanding at March 31, 2012	5,466	7.52	7,798	6.08

Exercisable at March 31, 2012	2,942	8.23	4,558	4.19

The aggregate intrinsic value of stock options outstanding and exercisable at March 31, 2012 was based on the closing price of our common stock on March 31, 2012 of $7.98 per share. The total intrinsic value of stock options exercised during the three months ended March 31, 2012 and 2011 was $0.6 million and $0.5, respectively.

Restricted stock units (“RSUs”) granted under our Amended and Restated 2004 Stock Incentive Plan, as amended (the “2004 Plan”), the 2007 Plan and the 2011 Plan generally vest annually over three years and, once vested, do not expire. Upon vesting of an RSU, employees are generally issued an equivalent number of shares of our common stock. A summary of RSU activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands, except per share amounts)
Unvested at December 31, 2011	1,432	$6.82
Granted	51	8.01
Vested	(33)	7.04
Forfeited	(54)	6.86

Unvested at March 31, 2012	1,396	$6.79

Included in the vested shares for the period are approximately 11,000 shares tendered to us by employees for payment of minimum income tax obligations upon vesting of RSUs.

Share-Based Compensation Expense

The estimated fair value of our share-based awards is recognized as a charge against income on a straight-line basis over the requisite service period, which is typically the vesting period of the award. Total share-based compensation expense recognized in our consolidated statements of operations for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Cost of revenue	$142	$84
Product development	382	233
Sales and marketing	589	420
General and administrative	687	586
Business consolidation, transaction and restructuring costs	(9)	(43)

Total stock-based compensation expense	$1,791	$1,280

No share-based compensation expense was capitalized in the periods presented. At March 31, 2012, the gross amount of unrecognized share-based compensation expense relating to unvested share-based awards was approximately $14.2 million, which we anticipate recognizing as a charge against operations over a weighted average period of 2.3 years. The total fair value of RSUs vested was $0.2 million for both the three months ended March 31, 2012 and 2011, respectively.

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

On March 11, 2011, we entered into a second stock repurchase plan (the “Second Repurchase Plan”) in accordance with Rule 10b5-1 of Exchange Act. Pursuant to the Second Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we instructed the broker to purchase for our account up to an additional $4.0 million worth of our common stock by September 30, 2011. We repurchased 253,624 shares of our common stock for $2.0 million at an average cost of $7.86 during the quarter ended June 30, 2011, and we completed the repurchase of the remaining $2.0 million of our common stock by purchasing 273,141 shares at an average cost of $7.29 per share during the quarter ended September 30, 2011. As of December 31, 2011, we had repurchased a total of 1,231,273 shares for $10.0 million under the November 10, 2010 and the March 11, 2011 repurchase plans. All of the shares repurchased have been recorded as treasury stock.

On March 14, 2012, we entered into a third stock repurchase plan (the “Third Repurchase Plan” and, together with the Repurchase Plan and the Second Repurchase Plan, the “Repurchase Plans”) in accordance with Rule 10b5-1 of Exchange Act.

Pursuant to the Third Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we instructed the broker to purchase for our account up to an additional $10.0 million worth of our common stock by December 31, 2012. During the quarter ended March 31, 2012, we repurchased 320,860 shares of our common stock for approximately $2.6 million at an average cost of $7.98 per share.

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

Marketable securities as of March 31, 2012 and December 31, 2011 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2012:
Short-Term Marketable Securities:
U.S. Treasury securities	$3,202	$9	$—	$3,211
U.S. government and agency securities	6,409	6	—	6,415
Commercial paper and certificate of deposits	9,993	6	—	9,999
Corporate debt securities	28,641	38	(5)	28,674
Municipal debt securities	2,595	—	—	2,595

Total Short-Term Marketable Securities	$50,840	$59	$(5)	$50,894

Long-Term Marketable Securities:
U.S. Treasury securities	$2,608	$36	$—	$2,644
U.S. government and agency securities	1,745	29	—	1,774
Corporate debt securities	12,193	24	(8)	12,209

Total Long-Term Marketable Securities	$16,546	$89	$(8)	$16,627

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2011:
Short-Term Marketable Securities:
U.S. Treasury securities	$2,505	$8	$—	$2,513
U.S. government and agency securities	9,516	10	—	9,526
Commercial paper and certificates of deposit	3,449	—	—	3,449
Corporate debt securities	33,780	35	(22)	33,793
Municipal debt securities	3,695	—	—	3,695

Total Short-Term Marketable Securities	$52,945	$53	$(22)	$52,976

Long-Term Marketable Securities:
U.S. Treasury securities	$3,307	$49	$—	$3,356
U.S. government and agency securities	1,759	25	—	1,784
Corporate debt securities	12,100	13	(29)	12,084

Total Long-Term Marketable Securities	$17,166	$87	$(29)	$17,224

As of March 31, 2012 and December 31, 2011, we did not have any investments in marketable securities that were in an unrealized loss position for twelve months or greater.

We assess our marketable securities for impairment under the guidance provided by ASC Topic 320. Accordingly, we review the fair value of our marketable securities at least quarterly to determine if declines in the fair value of individual securities are other-than-temporary in nature. If we believe the decline in the fair value of an individual security is other-than-temporary, we write-down the carrying value of the security to its estimated fair value, with a corresponding charge against income. To determine if a decline in the fair value of an investment is other-than-temporary, we consider several factors including, among others, the period of time and extent to which the estimated fair value has been less than cost, overall market conditions, the historical and projected future financial condition of the issuer of the security and our ability and intent to hold the security for a period of time sufficient to allow for a recovery of the market value. The unrealized losses related to our marketable securities held as of March 31, 2012 and December 31, 2011 were primarily caused by recent fluctuations in market interest rates, and not the credit quality of the issuer, and we have the ability and intent to hold these securities until a recovery of fair value, which may be at maturity. As a result, we do not believe these securities to be other-than-temporarily impaired as of March 31, 2012.

6.     Long Term Investments and Promissory Notes Receivable

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

Freeslate

We have determined that one of the entities, Freeslate Inc. (“Freeslate”), in which we carry an approximately 19.5% equity interest, is a variable interest entity in which we are not the primary beneficiary. The key factors in our assessment were that Freeslate’s management team and board of directors were solely responsible for all economic aspects of the entity, including key business decisions that impact Freeslate’s economic performance and we do not have power, through our variable interest, to direct the activities that most significantly impact the economic performance of Freeslate. We also do not hold any seats on Freeslate’s board of directors. Accordingly, we account for our investment in Freeslate as a cost method investment. The carrying value of our investment in Freeslate was $1.0 million as of both March 31, 2012 and December 31, 2011. In addition to our equity interest, we have a warrant allowing us to retain our 19.5% interest in the event of dilution through future stock issuances under Freeslate’s existing stock plans. We have determined that as of March 31, 2012, our investment in Freeslate is not impaired.

We also hold an unsecured promissory note receivable with a face value of $10.0 million from Freeslate, which bears interest at 8% per annum payable annually in arrears. The note requires principal payments in the amount of $1.0 million starting on March 1, 2014 and continuing annually until March 1, 2019, with the final principal payment of $4.0 million due on March 1, 2020. As the note receivable was acquired in the Symyx Merger, it was revalued in purchase accounting to its then fair value of $8.8 million. The note receivable is not measured at fair value on a recurring basis, but is periodically reviewed for possible impairment. The note receivable had a carrying amount of $8.7 million as of both March 31, 2012 and December 31, 2011.

Our maximum exposure to loss as a result of our interests in Freeslate is limited to the aggregate of the carrying value of our equity investment and promissory note receivable. There were no future funding commitments as of March 31, 2012 related to Freeslate.

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

On November 18, 2011, IM filed its final prospectus relating to the IPO and began trading on the NASDAQ Global Select Market. As disclosed in the final prospectus, Symyx participated as a selling stockholder in the IPO by selling 3,968,204 shares of IM common stock at price per share equal to $10.00, resulting in aggregate proceeds of $39.7 million. In addition, IM reimbursed Symyx $1.4 million of the underwriting discounts and commissions payable by Symyx in connection with the IPO, representing 50% of such fees.

As a result of the sale of Symyx’s equity interest in IM in the IPO and the cash proceeds of $39.7 million, during the quarter ended December 31, 2011 we recognized a gain on sale of approximately $19.0 million, net of transaction costs and commissions of $1.4 million related to the IPO and consulting costs of $1.0 million we incurred in connection with the IM Agreement.

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

The note receivable was discounted to fair value of $26.0 million, representing the consideration for the patents transferred to IM, for which we carried a purchased technology intangible assets acquired in the Symyx Merger, and the termination of IM’s royalty obligations to Symyx. In connection with the sale of the intellectual property we wrote off intangible assets sold to IM with a net book value of $4.3 million in the fourth quarter of fiscal 2011 and based on our assessment of the relevant revenue recognition guidance and other factors we deferred the recognition of the portion of the net gain equal to the fair value of the note receivable of $26.0 million. We will recognize this gain when payments become due on the note receivable to the extent they exceed interest due and the amortization of the discount on the note receivable. During the quarter ended March 31, 2012, we received the first quarterly installment due on the note of $500,000 which was applied to interest and discount and as such no gain on sale was recognized. In addition, based on our evaluation of the contractual terms of the promissory note receivable and its collectability as of March 31, 2012, we believe the promissory note receivable meets the definition of a financial asset, therefore we have recorded the note receivable at expected net realizable value on our consolidated balance sheet with a current and a long term portion of $0.9 million and $25.1 million, respectively. The fair value of the note was based on comparable market interest rate of 6.89% for comparable instruments.

7.     Fair Value

Financial Assets and Liabilities

We carry our cash equivalents, marketable securities, restricted marketable securities and foreign currency forward contracts at market value. Cash equivalents are comprised of short-term, highly liquid investments including money market funds and other investment grade securities such as certificates of deposits, commercial paper, corporate and municipal bonds and obligations of U.S. government sponsored enterprises. Our marketable securities consist of debt securities with original maturities of greater than three months and include obligations of U.S. government sponsored enterprises, commercial paper, certificates of deposits and corporate and municipal debt. The fair value of our foreign currency contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

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

We recorded an acquisition-related liability for contingent consideration representing the amounts payable to former Contur equity holders, as outlined under the terms of the Purchase Agreement, upon the achievement of certain agreed-upon performance milestones. The fair value of this Level 3 liability is estimated based on a discounted probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving the milestone criteria. Subsequent changes in the fair value of the contingent consideration liability are recorded in the statement of operations and result from updates to assumed probability of achievement of milestones and adjustments to the discount periods and rates. Since the May 19, 2011 acquisition date we have recognized a $0.1 million increase to the $0.3 million acquisition date liability for contingent consideration to a balance of $0.4 million as of March 31, 2012.

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy:

	Carrying Value at March 31, 2012	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2012:
Cash equivalents (1)	$33,459	$1,700	$31,759	$—
Short-Term Marketable Securities:
U.S. Treasury securities	3,211	3,211	—	—
U.S. government and agency securities	6,415	—	6,415	—
Commercial paper and certificates of deposit	9,999	—	9,999	—
Corporate debt securities	28,674	—	28,674	—
Municipal debt securities	2,595	—	2,595	—
Long-Term Marketable Securities:
U.S. Treasury securities	2,644	2,644	—	—
U.S. government and agency securities	1,774	—	1,774	—
Corporate debt securities	12,209	—	12,209	—

Total assets at fair value	$100,980	$7,555	$93,425	$—

Liabilities:
Acquisition related contingent consideration	$419	$—	$—	$419
Foreign currency forward contracts not designated as hedges	126	—	126	—

Total liabilities at fair value	$545	$—	$126	$419

(1)	Cash equivalents are included in the Cash and cash equivalents line in the consolidated balance sheet

There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2012.

	Carrying Value at December 31, 2011	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2011:
Cash equivalents (1)	$30,541	$27,440	$3,101	$—
Short-Term Marketable Securities:
U.S. Treasury securities	2,513	2,513	—	—
U.S. government and agency securities	9,526	—	9,526	—
Commercial paper and certificates of deposit	3,449	—	3,449	—
Corporate debt securities	33,793	—	33,793	—
Municipal debt securities	3,695	—	3,695	—
Long-Term Marketable Securities:
U.S. Treasury securities	3,356	3,356	—	—
U.S. government and agency securities	1,784	—	1,784	—
Corporate debt securities	12,084	—	12,084	—

Total assets at fair value	$100,741	$33,309	$67,432	—

Liabilities:
Acquisition related contingent consideration	$413	$—	$—	$413
Foreign currency forward contracts not designated as hedges	117	—	117	—

Total liabilities at fair value	$530	$—	$117	$413

(1)	Cash equivalents are included in the Cash and cash equivalents line in the consolidated balance sheet

The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2012 (in thousands):

Balance at December 31, 2011	$413
Expenses recorded due to changes in fair value	6

Balance at March 31, 2012	$419

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

8.     Goodwill and Purchased Intangible Assets

Intangible assets consist of the following as of March 31, 2012 and December 31, 2011

	March 31, 2012			December 31, 2011
	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization
		(In thousands)			(In thousands)
Intangible assets subject to amortization:
Purchased technology	8	$53,573	$24,632	8	$53,509	$22,160
Purchased customer relationships	7	25,970	9,503	7	25,906	8,158
Purchased backlog	3	7,740	4,878	3	7,740	4,390
Purchased contract base	5	50	50	5	50	50
Purchased intellectual property	5	1,998	1,552	5	1,998	1,448
Purchased trademark/tradename	5	6,722	2,162	5	6,712	1,848

		$96,053	$42,777		$95,915	$38,054

Intangible assets not subject to amortization:
Purchased trademark/tradename		$2,500			$2,500

As discussed in Note 2, intangible assets related to the VelQuest acquisitions are included in our preliminary purchase price allocation and are subject to change during the measurement period. Intangible assets are amortized over their estimated useful lives either on a straight-line or accelerated basis that reflects the pattern in which the economic benefits of the intangible assets are expected to be realized, which range from two to fifteen years, with no residual value. Intangible asset amortization expense was $4.7 million and $5.1 million for the three months ended March 31, 2012 and March 31, 2011, respectively.

Future estimated amortization expense for intangible assets as of March 31, 2012 is as follows and is subject to change as a result of measurement period adjustments (in thousands):

2012	$14,150
2013	14,620
2014	10,146
2015	5,990
2016	3,355
Thereafter	5,015

Total	$53,276

The changes to the carrying amount of goodwill for the three months ended March 31, 2012, are as follows (in thousands):

Balance at December 31, 2011	$100,429
Goodwill measurement period adjustments	97	(1)
Effect of foreign exchange	236

Balance at March 31, 2012	$100,762

(1) As discussed in Note 2, we made measurement period adjustments related to the VelQuest acquisition totaling $0.1 million to accrued liabilities offset by measurement period adjustment of $29,000 to accrued tax liability balances related to the Contur acquisition.

9.     Guarantees

Guarantee of Lease Obligation of Others

On April 30, 2004, we spun-off our drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. (“PDD”), into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. The landlords of our New Jersey facilities, which were used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $10.2 million as of March 31, 2012. In the event that PDD defaults on its lease commitment, we are permitted under the guarantee to sublease the facility in order to mitigate our lease obligation. In fiscal year 2005, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair market value of the guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. The liability for our guarantee of the lease obligation was $0.3 million at March 31, 2012 and December 31, 2011.

Other Guarantees and Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and the likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of March 31, 2012.

10.     Restructuring Activities

The following summarizes the changes in our accrued restructuring charges liability:

	Severance and Related Costs	Lease Obligation Exit and Facility Closure Costs	Total
	(In thousands)
Balance at March 31, 2011	$—	$640	$640
Additional severance and lease abandonment charges	1,765	187	1,952
Adjustments to liability	(36)	(155)	(191)
Cash payments	(3,563)	(600)	(4,163)
Effect of foreign exchange	5	—	5

Balance at December 31, 2011	$1,037	$673	$1,710
Additional severance and lease abandonment charges	22	—	22
Adjustments to liability	—	39	39
Cash payments	(667)	(48)	(715)
Effect of foreign exchange	(11)	18	7

Balance at March 31, 2012	$381	$682	$1,063

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

On April 28, 2011, we committed to the implementation of a reduction in force of approximately ten to fifteen employees, in connection with the streamlining of our operations and the integration of our Content business. As a result, we incurred total severance charges of approximately $1.0 million during the year ended December 31, 2011, of which $0.6 million was paid during fiscal 2011 and $0.3 million was paid during the three months ended March 31, 2012. The remaining balance is expected to be paid during the second and third quarters of fiscal year 2012.

In July 2010, as a result of the Symyx Merger, we implemented a plan to terminate the employment of approximately 80 employees in the U.S., Europe and Asia-Pacific region. As a result of such terminations, we have incurred total severance charges of approximately $5.3 million, with $0.8 million incurred during the year ended December 31, 2011 and $4.5 million incurred during the year ended December 31, 2010. As of March 31, 2012, approximately $5.0 million in cash payments had been made with the remaining balance of $0.3 million to be paid during the second quarter of fiscal 2012.

Prior to the Symyx Merger, Symyx had implemented various restructuring plans under which lease obligations of approximately $0.1 million remain as of March 31, 2012, and terminate in 2016. Additionally, prior to 2007, we had implemented a restructuring plan under which we have remaining lease obligations of approximately $0.6 million as of March 31, 2012. These lease obligations terminate in 2022.

All amounts incurred in connection with the above activities are recorded in the “Business consolidation, transaction and restructuring costs” line in the accompanying condensed consolidated statements of operations.

11.     Royalty and Other Income, Net

Royalty and other income, net includes non-operating items such as interest income, amortization of discount on promissory notes receivable realized investment gains and losses, unrealized investment gains and losses related to securities determined to be other-than-temporarily impaired and foreign currency exchange gains and losses. It also includes royalty income (net of royalty expense) and amortization of purchased intangible assets related to products that are not part of current operations. As part of the Symyx Merger, we have retained the rights to receive royalty income related to the divestiture of the High Productivity Research business unit previously divested by Symyx.

Royalty and other income, net consisted of the following:

	Three Months Ended
	March 31, 2012	March 31, 2011
	(In thousands)
Royalty income, net	$1,551	$1,944
Interest income	560	279
Amortization of discount on promissory notes receivable	159	39
Foreign currency transaction (loss) gain	(347)	609
Net rental income	175	—
Purchased intangible assets amortization	(424)	(591)
Other	(43)	—

Total royalty and other income, net	$1,631	$2,280

12.     Legal Proceedings

We are subject to various claims and legal proceedings arising in the ordinary course of our business. While any legal proceeding has an element of uncertainty, management believes that the disposition of such matters, in the aggregate, will not have a material effect on our results of operations.

13.     Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12”). In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires retrospective application, and both ASU’s are effective for annual reporting periods beginning after December 15, 2011 and the interim reporting periods within those years. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 requires entities to report all non-owner changes in stockholders’ equity in either a single continuous statement of comprehensive income, or in two separate, but consecutive statements. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, or when an item must be reclassified to net income. ASU 2011-12 defers the changes in ASU 2011-05 that pertain to how, when and where reclassification adjustments are presented. We adopted these standards in the first quarter of fiscal 2012 and presented a separate statement of comprehensive income. The adoption of these standards did not affect our financial position or results of operations.

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

14.     Subsequent events

During April 2012, we repurchased 427,528 shares of our common stock for approximately $3.4 million at an average cost of $8.05 per share, pursuant to the Third Repurchase Plan. All of the shares repurchased have been recorded as treasury stock.

On April 27, 2012, our board of directors authorized the Company to commit up to an additional $2.5 million for the repurchase of the Company’s common stock pursuant to a program to be executed in accordance with a Rule 10b5-1 trading plan during fiscal 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. These statements are often identified by the use of words such as “expect”, “believe”, “anticipate”, “estimate”, “intend”, “plan” and similar expressions and variations or negatives of these words These forward-looking statements may include statements addressing our future financial and operating results. We have based these forward-looking statements on our current expectations about future events. Such statements are subject to certain risks and uncertainties including those related to the execution of our strategic plans, the successful release and acceptance of new products, the demand for new and existing products, additional competition, changes in economic conditions and those described in documents we have filed with the Securities and Exchange Commission (the “SEC”), including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and subsequent reports on Form 10-Q and Form 10-K. All forward-looking statements in this document are qualified entirely by the cautionary statements included in this Report and such other filings. These forward-looking statements speak only as of the date of this Report. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Unless the context requires otherwise, in this Report the terms “we,” “us” and “our” refer to Accelrys, Inc. and its wholly owned or indirect subsidiaries, and their respective predecessors.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Form 10-K. Except for the changes to our critical accounting policies and estimates discussed below, we believe that there were no significant changes in our critical accounting policies and estimates since December 31, 2011.

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

Comparison of the Three Months Ended March 31, 2012 and 2011

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Three Months Ended March 31,
	2012	2011
Revenue:
License and subscription revenue	55%	56%
Maintenance on perpetual licenses	24%	23%
Content	9%	12%
Professional services and other	12%	9%

Total revenue	100%	100%

Cost of revenue:
Cost of revenue	25%	28%
Amortization of completed technology	5%	6%

Total cost of revenue	30%	34%

Gross profit	70%	66%
Operating expenses:
Product development	24%	25%
Sales and marketing	35%	39%
General and administrative	11%	13%
Business consolidation, transaction and restructuring costs	2%	5%
Purchased intangible asset amortization	5%	7%

Total operating expenses	78%	88%

Operating loss	(8)%	(22)%
Royalty and other income, net	4%	7%

Loss before income taxes	(4)%	(15)%
Income tax expense	2%	1%

Net loss	(6)%	(17)%

Due to rounding to the nearest percent, totals may not equal the sum of the line items in the table above.

Revenue

Total revenue increased to $39.4 million for the three months ended March 31, 2012, as compared to $34.6 million for the three months ended March 31, 2011. The increase in revenue during the quarter ended March 31, 2012 was attributable to a decrease in revenue impacted by acquisition related valuation adjustments related to the Symyx Merger.

License and subscription revenue. License and subscription revenue increased to $21.7 million for the three months ended March 31, 2012, as compared to $19.5 for the three months ended March 31, 2011. As a percentage of total revenue, license and subscription revenue was 55% for the three months ended March 31, 2012 as compared to 56% for the three months ended March 31, 2011. The increase in license and subscription revenue during the quarter ended March 31, 2012 was primarily related to the decrease in revenue impacted by acquisition related valuation adjustments related to the Symyx Merger.

Maintenance on perpetual licenses. Maintenance on perpetual licenses revenue increased to $9.5 million for the three months ended March 31, 2012, as compared to $7.8 million for the three months ended March 31, 2011. As a percentage of total revenue, revenue from maintenance on perpetual licenses increased to 24% for the three months ended March 31, 2012 as compared to 23% for the three months ended March 31, 2011. The increase in revenue from maintenance on perpetual licenses was primarily related to the decrease in revenue impacted by acquisition related valuation adjustments related to the Symyx Merger.

Content. Content revenue decreased to $3.5 million for the three months ended March 31, 2012, as compared to $4.0 million for the three months ended March 31, 2011. As a percentage of total revenue, content revenue decreased to 9% for the three months ended March 31, 2012 as compared to 12% for the three months ended March 31, 2011. The decrease in content revenue is attributable to the previously announced phase-out of the content product lines .

Professional services and other. Professional services and other revenue increased to $4.7 million for the three months ended March 31, 2012, as compared to $3.3 for the three months ended March 31, 2011. As a percentage of total revenue, professional services and other revenue increased to 12% for the three months ended March 31, 2012 as compared to 9% for the three months ended March 31, 2011. The increase in revenue from professional services and other was primarily attributable to increase in solution consulting engagements as well as a decrease in revenue impacted by acquisition related valuation adjustments related to the Symyx Merger.

Total Cost of Revenue

Cost of Revenue. Cost of revenue increased slightly to $9.9 million for the three months ended March 31, 2012, as compared to $9.6 million for the three months ended March 31, 2011. As a percentage of revenue, cost of revenue decreased slightly to 25% for the three months ended March 31, 2012 as compared to 28% for the three months ended March 31, 2011. The increase in cost of revenue during the quarter ended March 31, 2012 was primarily attributable to an increase in personnel and related expenses in our services department of approximately $0.8 million from higher headcount and an increase in professional fees of approximately $0.1 million consisting primarily of consulting costs, partially offset by a decrease in software and content royalties of approximately $0.3 million, a decrease in capitalized labor costs of 0.2 million and a decrease in overhead expense of approximately $0.1 million.

Amortization of Completed Technology. Amortization of completed technology increased slightly to $2.1 for the three months ended March 31, 2012, as compared to $2.0 for the three months ended March 31, 2011. As a percentage of revenue, amortization of completed technology decreased to 5% for the three months ended March 31, 2012 as compared to 6% for the three months ended March 31, 2011.

Operating Expenses

Product Development Expenses. Product development expenses increased to $9.6 million for the three months ended March 31, 2012, as compared to $8.5 million for the three months ended March 31, 2011. As a percentage of revenue, product development expenses decreases slightly to 24% for the three months ended March 31, 2012 as compared to 25% for the three months ended March 31, 2011. The increase in product development expenses during the quarter ended March 31, 2012 was primarily attributable to an increase in personnel and related expenses of approximately $1.1 million as a result of higher headcount and an increase in professional fees of approximately $0.1 million, offset by a decrease in overhead expense of approximately $0.1 million.

Sales and Marketing Expenses. Sales and marketing expenses increased to $13.9 million for the three months ended March 31, 2012, as compared to $13.5 million for the three months ended March 31, 2011. As a percentage of revenue, sales and marketing expenses were 35% for the three months ended March 31, 2012 as compared to 39% for the three months ended March 31, 2011. The increase in sales and marketing expenses during the quarter ended March 31, 2012 was primarily attributable to an increase in personnel and related expenses of approximately $0.3 million and an increase in professional fees of approximately $0.1 million.

General and Administrative Expenses. General and administrative expenses increased slightly to $4.5 million for the three months ended March 31, 2012, as compared to $4.4 million for the three months ended March 31, 2011. As a percentage of revenue, general and administrative expenses were 11% for the three months ended March 31, 2012 as compared to 13% for the three months ended March 31, 2011. The increase in general and administrative expenses during the quarter ended March 31, 2012 was primarily attributable to an increase in personnel and related expenses.

Business Consolidation, Transaction and Restructuring Costs. Business consolidation, transaction and restructuring costs of $0.6 million for the three months ended March 31, 2012 consisted primarily of business consolidation costs related to recent acquisitions. As a percentage of revenue, business consolidation and restructuring costs were 2% for the three months ended March 31, 2012. We have classified all transaction and integration related costs to business consolidation costs, which include personnel costs of $0.3 million related to employees who have been notified they are being terminated from the Company and professional service and other costs of $0.3 million directly related to integrating acquisitions into our Company.

Business consolidation, transaction and restructuring costs of $1.6 million for the three months ended March 31, 2011, consisted of $1.1 million in business consolidation costs and $0.5 million in restructuring costs. As a percentage of revenue, business consolidation and restructuring costs were 5% for the three months ended March 31, 2011. Transaction and integration related included personnel costs of $0.5 million related to employees who have been notified they are being terminated from the Company, and professional service and other costs of $0.6 million directly related to the Merger and integrating Symyx into the Company.

Purchased Intangible Asset Amortization. Purchased intangibles assets amortization was $2.1 million for the three months ended March 31, 2012 compared to $2.4 million for the three months ended March 31, 2011. As a percentage of revenue, amortization of purchased intangible assets was 5% for the three months ended March 31, 2012 compared to 7% for the three months ended March 31, 2011 and was related solely to the amortization of backlog, customer relationship and trademark intangible assets acquired in the Symyx Merger and the acquisitions of Contur and VelQuest.

Net Royalty and Other Income

Net royalty and other income was $1.6 million for the three months ended March 31, 2012 as compared to $2.3 million for the three months ended March 31, 2011. Significant components of net royalty and other income for the three months ended March 31, 2012 included royalty revenue of $1.6 million, interest income of $0.6 million, amortization of discount on promissory notes receivable of $0.2 million, partially offset by a foreign currency exchange loss of $0.3 million and amortization of purchased intangible assets of $0.4 million. Significant components of net royalty and other income for the three months ended March 31, 2011 included interest income of $0.3 million, royalty revenue of $2.1 million, and a foreign currency exchange gain of $0.6 million, partially offset by royalty expense of $0.1 million and amortization of purchased intangible assets of $0.6 million.

Income Tax Expense

Income tax expense was $0.7 million for the three months ended March 31, 2012 as compared to income tax expense of $0.5 million for the three months ended March 31, 2011.

Liquidity and Capital Resources

We had cash, cash equivalents, marketable securities, and restricted cash of $165.8 million as of March 31, 2012, as compared to $143.6 million as of December 31, 2011, an increase of $22.1 million. The increase in cash, cash equivalents, marketable securities and restricted cash during the three months ended March 31, 2012 was primarily attributable to cash provided by operations of $23.5 million, and proceeds from the sale of common stock of $2.1 million, net of shares tendered for payment of withholding tax, partially offset by purchases of capital equipment of $0.8 million and repurchases of our common stock of $2.6 million.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Net cash provided by operating activities	$23,452	$14,112
Net cash provided by (used in) investing activities	1,825	(54,181)
Net cash used in financing activities	(505)	(2,243)

Net cash provided by operating activities was $23.5 million for the three months ended March 31, 2012, as compared to $14.1 million for the three months ended March 31, 2011. The increase in cash provided by operating activities was primarily attributable to a decrease in our net loss, as well as changes in working capital for the three months ended March 31, 2012.

Net cash provided by investing activities was $1.8 million for the three months ended March 31, 2012, as compared to net cash used in investing activities of $54.2 million for the three months ended March 31, 2011. Significant components of cash flows from investing activities for the three months ended March 31, 2012 included net purchases of property and equipment of $0.8 million and purchases of marketable securities of approximately $18.6 million, partially offset by proceeds from maturities of marketable securities of approximately $21.0 million. Significant components of cash flows from investing activities for the three months ended March 31, 2011 included net purchases of property and equipment of $0.9 million and purchases of marketable securities of approximately $61.4 million, partially offset by proceeds from maturities of marketable securities of approximately $8.1 million.

Net cash used in financing activities was $0.5 million for the three months ended March 31, 2012 as compared to net cash used in financing activities of $2.2 million for the three months ended March 31, 2011. Significant components of cash flows from financing activities for the three months ended March 31, 2012 included repurchases of our common stock of $2.6 million, partially offset by $2.1 million of proceeds from the issuance of common stock under our equity incentive plans, reduced by payments made to taxing authorities on behalf of our employees when tendering stock to us for settlement of minimum income tax liability upon vesting of restricted stock units (“RSUs”). Significant components of cash flows from financing activities for the three months ended March 31, 2011 included repurchases of our common stock of $3.0 million, partially offset by $0.8 million of proceeds from the issuance of common stock under our equity incentive plans, reduced by payments made to taxing authorities on behalf of our employees when tendering stock to us for settlement of minimum income tax liability upon vesting of RSUs.

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

On March 14, 2012, we entered into a Third Repurchase Plan in accordance with Rule 10b5-1 of the Exchange Act. Pursuant to the Third Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we instructed our broker to purchase for our account up to $10.0 million worth of our common stock by December 31, 2012. On April 27, 2012, our board of directors authorized the Company to commit up to an additional $2.5 million for the repurchase of the Company’s common stock during fiscal 2012.

During the quarter ended March 31, 2012, we repurchased 320,860 shares of our common stock for approximately $2.6 million at an average cost of $8.40 per share. During April 2012, we repurchased 427,528 shares of our common stock for approximately $3.4 million at an average cost of $8.05 per share.

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

The information called for by this item is provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Form 10-K. Our exposures to market risk have not changed materially since December 31, 2011.

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

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, such controls.

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

Consolidation within the pharmaceutical and biotechnology industries may continue to lead to fewer potential customers for our products and services . A significant portion of our customer base consists of pharmaceutical and biotechnology companies. Continued consolidation within the pharmaceutical and biotechnology industries may result in fewer customers for our products and services. If one of the parties to a consolidation uses the products or services of our competitors, we may lose existing customers as a result of such consolidation.

Increasing competition and increasing costs within the pharmaceutical and biotechnology industries may affect the demand for our products and services, which may affect our results of operations and financial condition . Our pharmaceutical and biotechnology customers’ demand for our products is impacted by continued demand for their products and by our customers’ research and development costs. Demand for our customers’ products could decline, and prices charged by our customers for their products may decline, as a result of increasing competition, including competition from companies manufacturing generic drugs. In addition, our customers’ expenses could continue to increase as a result of increasing costs of complying with government regulations and other factors. A decrease in demand for our customers’ products, pricing pressures associated with the sales of these products and additional costs associated with product development could cause our customers to reduce research and development expenditures. Because our products and services depend on such research and development expenditures, our revenues may be significantly reduced.

Health care reform and restrictions on reimbursement may affect the pharmaceutical, biotechnology and industrial chemical companies that purchase or license our products or services, which may affect our results of operations and financial condition . The continuing efforts of government and third party payers in the markets we serve to contain or reduce the cost of health care may reduce the profitability of pharmaceutical, biotechnology and industrial chemical companies causing them to reduce research and development expenditures. Because some of our products and services depend on such research and development expenditures, our revenues may be significantly reduced. We cannot predict what actions federal, state or private payers for health care goods and services may take in response to any health care reform proposals or legislation.

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

We may be required to indemnify Pharmacopeia Drug Discovery, Inc. (“PDD”), or may not be able to collect on indemnification rights from PDD. On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of the spin-off, we agreed to indemnify the indebtedness, liabilities and obligations of PDD. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under certain facility leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be as significant as the remaining future minimum lease payments, which totaled approximately $10.2 million as of March 31, 2012. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any failure by PDD to satisfy its obligations and any required payment by us could have a material adverse effect on our business.

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

As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares. As of April 20, 2012, the top ten institutional holders of our common stock held approximately 57.2% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

Certain Risks Related to Intellectual Property

We may not be able to protect adequately the trade secrets and confidential information that we disclose to our employees. We rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. Competitors through their independent discovery (or improper means, such as unauthorized disclosure or industrial espionage) may come to know our proprietary information. We generally require employees and consultants to execute confidentiality and assignment-of-inventions agreements. These agreements typically provide that all materials and confidential information developed by or made known to the employee or consultant during his, her or its relationship with us are to be kept confidential, and that all inventions arising out of the employee’s or consultant’s relationship with us are our exclusive property. Our employees and

+++consultants may breach these agreements, and in some instances we may not have an adequate remedy. Additionally, in some instances, we may have failed to require that employees and consultants execute confidentiality and assignment-of-inventions agreements.

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

On March 14, 2012, we entered into the Third Repurchase Plan in accordance with Rule 10b5-1 of the Exchange Act. Pursuant to the Third Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we instructed our broker to purchase for our account up to $10.0 million worth of our common stock by December 31, 2012.

The following table sets forth information concerning purchases of our common stock during the quarter ended March 31, 2012, which upon repurchase are classified as treasury shares available for general corporate purposes:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan or programs
				(In thousands)
1/1/2012- 1/31/2012	—	—	—	—
2/1/2012- 2/28/2012	—	—	—	$10,000
3/14/2012- 3/31/2012	320,860	$7.98	320,860	$7,432

Item 6.	Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated April 5, 2010, by and among Accelrys, Inc., Alto Merger Sub, Inc. and Symyx Technologies, Inc. (incorporated by reference to Exhibit 2.1 of Accelrys, Inc.’s Current Report on Form 8-K filed on April 6, 2010).

2.2	Sale and Purchase Agreement Regarding All Shares in Contur Industry Holding AB and Warrants in Contur Software AB, dated 19 May 2011 (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on May 24, 2011).

2.3	Asset Purchase Agreement, dated as of July 28, 2011, by and between Intermolecular, Inc. and Symyx Technologies, Inc. (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on July 29, 2011).

2.4	Agreement and Plan of Merger, dated as of December 30, 2011, by and among Accelrys, Inc., Velocity Acquisition Corp., VelQuest Corporation and Laurel Services, LLC (incorporated by reference to Exhibit 2.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on January 3, 2012).

3.1	Restated Certificate of Incorporation of Pharmacopeia, Inc., as amended (including a Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock) (incorporated by reference to Exhibit 3.2 to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2005).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Accelrys, Inc. (incorporated by reference to Exhibit 3.4 to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Accelrys, Inc. (incorporated by reference to Exhibit 3.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on July 2, 2010).

3.4	Amended and Restated Bylaws of Accelrys, Inc. (incorporated by reference to Exhibit 3.3 to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2005).

4.1	Rights Agreement, dated as of September 6, 2002, between Pharmacopeia, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A thereto the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and Exhibit B thereto the Form of Right Certificate (incorporated by reference to Exhibit 4.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on September 4, 2002).

4.2	First Amendment to Rights Agreement, dated as of April 5, 2010, by and between Accelrys, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on April 6, 2010).

10.1	2012 Management Incentive Plan for the Calendar Year Ending December 31, 2012 (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on March 6, 2012).

31.1*	Section 302 Certification of the Principal Executive Officer

31.2*	Section 302 Certification of the Principal Financial Officer

32.1*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Database.

#	Represents a management contract or compensatory plan or arrangement.
*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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
Date: May 4, 2012