Form 10-Q
period 2012-06-30
ACCELRYS, INC.
filed 2012-08-03
CIK 1002388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 0-27188
 _________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of July 26, 2012, was 55,544,184 net of treasury shares.

ACCELRYS, INC.
FORM 10-Q — QUARTERLY REPORT
For The Quarterly Period Ended June 30, 2012

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Accelrys, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$80,891	$69,610
Marketable securities	63,035	52,976
Trade receivables, net of allowance for doubtful accounts of $143 as of June 30, 2012 and December 31, 2011	19,235	40,706
Promissory note receivable	921	921
Prepaid expenses, deferred tax assets and other current assets	12,196	11,090
Total current assets	176,278	175,303
Marketable securities, net of current portion	19,655	17,224
Restricted cash	3,488	3,814
Property and equipment, net	8,512	12,108
Goodwill	100,683	100,429
Purchased intangible assets, net	55,370	60,361
Promissory notes receivable, net of current portion	33,877	33,799
Other assets	4,587	4,848
Total assets	$402,450	$407,886
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$743	$3,527
Accrued liabilities	10,576	19,361
Accrued compensation and benefits	9,794	12,372
Current portion of accrued restructuring charges	506	1,322
Current portion of deferred gain on sale of intellectual property	921	921
Current portion of deferred revenue	90,947	81,151
Total current liabilities	113,487	118,654
Deferred revenue, net of current portion	4,975	4,861
Accrued income tax	8,832	8,095
Deferred gain on sale of intellectual property, net of current portion	25,053	25,053
Accrued restructuring charges, net of current portion	368	388
Lease-related liabilities, net of current portion	1,672	2,151
Stockholders’ equity:
Preferred stock, $.0001 par value; 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000 shares authorized; 55,796 and 57,588 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	6	6
Additional paid-in capital	473,641	465,701
Lease guarantee	(241)	(273)
Treasury stock; 644 and 1,875 shares at June 30, 2012 and December 31, 2011, respectively	(8,340)	(18,340)
Accumulated deficit	(217,004)	(198,208)
Accumulated other comprehensive income (loss)	1	(202)
Total stockholders’ equity	248,063	248,684
Total liabilities and stockholders’ equity	$402,450	$407,886
See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
License and subscription revenue	$21,399	$18,587	$43,096	$38,067
Maintenance on perpetual licenses	9,128	8,581	18,619	16,395
Content	3,032	4,272	6,575	8,320
Professional services and other	4,835	2,286	9,543	5,544
Total revenue	38,394	33,726	77,833	68,326
Cost of revenue:
Cost of revenue	10,017	8,566	19,895	18,215
Amortization of completed technology	2,074	2,037	4,155	4,074
Total cost of revenue	12,091	10,603	24,050	22,289
Gross profit	26,303	23,123	53,783	46,037
Operating expenses:
Product development	9,747	8,402	19,299	16,937
Sales and marketing	13,813	12,339	27,678	25,828
General and administrative	4,367	3,960	8,893	8,341
Business consolidation, transaction and restructuring costs (recoveries)	(21)	2,418	609	4,020
Purchased intangible asset amortization	2,118	2,394	4,213	4,788
Total operating expenses	30,024	29,513	60,692	59,914
Operating loss	(3,721)	(6,390)	(6,909)	(13,877)
Royalty and other income, net	3,613	1,837	5,244	4,117
Loss before income taxes	(108)	(4,553)	(1,665)	(9,760)
Income tax expense (benefit)	412	(33)	1,109	474
Net loss	$(520)	$(4,520)	$(2,774)	$(10,234)
Basic and diluted net loss per share	$(0.01)	$(0.08)	$(0.05)	$(0.18)
Weighted average shares used to compute net loss per share	55,596	55,424	55,690	55,474
See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(520)	$(4,520)	$(2,774)	$(10,234)
Other comprehensive income (loss):
Foreign currency translation adjustment	(607)	(319)	207	(720)
Unrealized gain (loss) on marketable securities	(50)	150	(4)	165
Total other comprehensive income (loss)	(657)	(169)	203	(555)
Comprehensive loss	$(1,177)	$(4,689)	$(2,571)	$(10,789)
See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,774)	$(10,234)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,602	1,921
Amortization	9,421	10,250
Gain on sale of real estate	(2,744)	—
Share-based compensation	3,639	2,684
Prepaid contingent compensation amortization	456	115
Amortization of premium on marketable debt securities	659	867
Amortization of discount on promissory notes receivable	(428)	(78)
Deferred income taxes	442	(60)
Other	(250)	(283)
Changes in operating assets and liabilities:
Trade receivables	21,382	8,647
Prepaid expense and other current assets	(1,810)	731
Other assets	(130)	6
Accounts payable	(2,778)	(1,761)
Accrued liabilities, compensation and benefits	(11,291)	(9,239)
Deferred revenue	10,342	24,626
Net cash provided by operating activities	25,738	28,192
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(4,500)	(9,863)
Acquisition-related prepaid contingent compensation	—	(2,000)
Purchases of property and equipment, net	(2,291)	(2,294)
Net proceeds from sale of real estate	6,800	—
Purchases of marketable securities	(40,648)	(82,136)
Proceeds from maturities and sales of marketable securities	27,495	37,122
Proceeds from promissory notes receivable	350	—
Net decrease in restricted cash	329	415
Net cash used in investing activities	(12,465)	(58,756)
Cash flows from financing activities:
Proceeds from issuance of common stock	4,507	1,725
Common stock tendered for payment of withholding taxes	(207)	(280)
Repurchases of common stock	(6,022)	(5,000)
Net cash used in financing activities	(1,722)	(3,555)
Effect of changes in exchange rates on cash and cash equivalents	(270)	(89)
Increase (decrease) in cash and cash equivalents	11,281	(34,208)
Cash and cash equivalents at beginning of period	69,610	86,316
Cash and cash equivalents at end of period	$80,891	$52,108
See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.     Basis of Presentation and Significant Accounting Policies
Financial Statement Preparation
The condensed consolidated financial statements of Accelrys, Inc. (“Accelrys”, “we”, “our” or “us”) as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 are unaudited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2012 (the “Form 10-K”).
On July 1, 2010, Alto Merger Sub, Inc., our wholly owned subsidiary (“Merger Sub”), merged with and into Symyx Technologies, Inc. (“Symyx”), with Symyx surviving as our wholly owned subsidiary (the “Symyx Merger”). Symyx’s results of operations are included in our consolidated financial statements beginning July 1, 2010. On May 19, 2011, we completed the acquisition of Contur Software AB (“Contur”), whereby Contur became our wholly owned subsidiary (the “Contur Acquisition”). Contur’s operating results are included in our consolidated financial statements and results of operations beginning May 19, 2011. On December 30, 2011 we completed the acquisition of VelQuest Corporation (“VelQuest”), whereby VelQuest became our wholly owned subsidiary (the “VelQuest Acquisition”). VelQuest’s operating results are included in our consolidated financial statements and results of operations beginning December 30, 2011. On May 17, 2012, we acquired a proprietary web-based Hit Explorer Operating System (“HEOS”) software from Scynexis, Inc. The operating results of HEOS are included in our consolidated financial statements and results of operations beginning May 17, 2012.
In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented.
Our business is subject to seasonal variations. Historically, we have received approximately two-thirds of our annual customer orders in the fiscal quarters ended December 31 and March 31. In accordance with our revenue recognition policies, the revenue associated with these orders is generally recognized over the contractual license term. Therefore, because our policy is to accrue and expense sales commissions and royalties upon the invoicing of customer orders, we have historically experienced an increase in operating costs and expenses and a decrease in income during the fiscal quarters ended December 31 and March 31. As a result of these and other seasonal variations, we believe that sequential quarter-to-quarter comparisons of our operating results are not good indication of our future performance and that the interim financial results for the periods presented in this quarterly report are not necessarily indicative of results for a full year or for any subsequent interim period.
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
Multi-Element Arrangements. For multi-element arrangements that include software licenses, PCS and non-complex training, installation and implementation services which are non-essential to the operation of the software, the entire fee for such arrangements is recognized as revenue ratably over the term of the PCS or delivery of the services, whichever is longer. For multi-element arrangements that also include services that are essential to the operation of the software, the fee for such arrangements is generally deferred until the services essential to the operation of the software have been performed, at which point the entire fee for such arrangements is recognized as revenue ratably over the remaining term of the PCS or the delivery of the non-essential services, whichever is longer.
Deferred Costs
Occasionally, we enter into professional service arrangements under which resulting revenue is deferred until certain elements of the arrangements are delivered. As a result, if deemed material, we defer the direct variable expense, not exceeding the revenue deferred, in other current assets on the balance sheet until the period when revenue is recognized. Direct and incremental variable expenses include direct labor costs and direct services contracts with third parties working on the software service arrangements. As of June 30, 2012 and December 31, 2011, we deferred approximately $1.1 million and $0.9 million, respectively, of direct and incremental variable costs related to software service arrangements where the revenue is deferred until future periods.
Share Based Compensation
We account for our share-based awards in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation (“ASC Topic 718”). We estimate the fair value of our share-based awards on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of certain input variables, as follows:

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
Income Taxes
We account for income taxes in accordance with FASB ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial carrying amounts and the tax basis of existing assets and liabilities by applying enacted statutory tax rates applicable to future years. The provision for income taxes is based on our estimates for taxable income of the various legal entities we operate and the various jurisdictions in which we operate. As such, income tax expense may vary from the customary relationship between income tax expense and pre-tax income. We establish a valuation allowance against our net deferred tax assets to reduce them to the amount expected to be realized.
We assess the recoverability of our deferred tax assets on an on-going basis. In making this assessment we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgment. We do not recognize current and future tax benefits until it is more likely than not that our tax positions will be sustained. In general, any realization of our net deferred tax assets will reduce our effective rate in future periods. However, the realization of deferred tax assets that are related to net operating losses (“NOLs”) that were generated by tax deductions resulting from the exercise of non-qualified stock options will be a direct increase to stockholders’ equity.
We determine whether the benefits of our tax positions are more-likely-than-not to be sustained upon audit based on the technical merits of the tax position. We recognize the impact of an uncertain income tax position taken on our income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. In the fourth quarter of fiscal 2012, we may release $1.5 million of our liability for unrecognized tax benefits due to the expiration of the statute of limitations applicable to the 2007 tax year.
Interest and penalties related to income tax matters are recognized in income tax expense. During the three and six months ended June 30, 2012 we incurred approximately $39,000 and $0.1 million respectively, in interest and penalties. During the three and six months ended June 30, 2011 we incurred approximately $44,000 and $81,000, respectively, in interest and penalties.

2.     Business Combinations
HEOS Acquisition
On May 17, 2012, we acquired HEOS software from Scynexis, Inc. as part of our strategy to expand our product portfolio to complement our current software offerings. Enabled by our applications, HEOS is a proven Software-as-a-Service ("SaaS") workspace that accelerates and streamlines collaborative drug discovery by providing secure, real-time access to chemical registration, biological assay results, computational and visual analytics, safety assessment and pharmacokinetics data, and other project information in the Cloud with minimal IT overhead and effort.
The total consideration for the net assets acquired was $4.5 million, which based on our preliminary determination of fair value was allocated to purchased technology intangible assets. This purchase price determination is considered preliminary and is subject to revision during the measurement period after obtaining more information regarding preliminary estimates of acquired intangible assets and deferred revenue. We funded the purchase price with cash on hand. All acquisition costs related to the transaction were expensed as incurred.
We have determined that the acquisition of HEOS was a non-material business combination. As such, pro forma disclosures are not required and are not presented in this Quarterly Report on Form 10-Q. The consolidated financial statements include the operating results of HEOS from the date of acquisition.
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
The total consideration for the net assets acquired was $35.0 million, consisting of an initial cash payment of $29.8 million, which was paid in connection with the signing and simultaneous closing of the acquisition, and additional consideration of $5.3 million which was deposited into an escrow account in the name of the selling shareholders on the acquisition date. The escrowed funds will be released 15 months following the acquisition date if, and to the extent that, certain breaches of the representations and warranties have not occurred.
We funded the purchase price with cash on hand. All acquisition costs related to the transaction were expensed as incurred. The total acquisition date fair value of the consideration was $35.0 million.
The preliminary determination of fair value is as follows:

(in thousands)
Fair Value of Consideration Transferred	$35,000
Less: Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	299
Accounts receivable	4,336
Other assets	23
Property, plant and equipment	14
Intangible assets	10,880
Other current liabilities	(1,086)
Deferred revenue	(3,736)
Goodwill	$24,270
The above purchase price determination is considered preliminary and is subject to revision during the measurement period. We may adjust the fair value assumptions after obtaining more information regarding preliminary estimates of net deferred tax assets (due to potential limitations on their use). During the six months ended June 30, 2012, we made measurement period adjustments totaling $0.4 million consisting of $0.1 million to accrued liabilities and $0.3 million to deferred revenue. We did not recast the December 31, 2011 balance sheet as a result of these measurement period adjustments as we did not consider them to be material. There is no tax deductible goodwill as a result of the VelQuest acquisition.

We have determined that the acquisition of VelQuest was a non-material business combination. As such, pro forma disclosures are not required and are not presented in this Quarterly Report on Form 10-Q. The consolidated financial statements include the operating results of VelQuest from the date of acquisition.
Contur Acquisition
On May 19, 2011, by and through our subsidiary, Accelrys Software Inc., we entered into a Sale and Purchase Agreement (the “Purchase Agreement”) pursuant to which we acquired all outstanding equity interests in Contur. We acquired Contur as part of our strategy to expand our product portfolio to complement our current software offerings. Based in Stockholm, Sweden, Contur licenses electronic laboratory notebook software solutions which enable scientific organizations to document their research and development processes and to capture their intellectual property. Contur is a provider of electronic lab notebook capabilities via a SaaS model.
The total consideration for the net assets acquired is up to $11.1 million, consisting of an initial cash payment of $10.6 million, which was paid in connection with the signing and simultaneous closing of the acquisition, and additional consideration of up to $0.5 million upon the achievement of certain agreed-upon performance milestones, payable in equal increments upon each of the first and second anniversaries of the date of the acquisition. In accordance with the terms of the Purchase Agreement, we deposited $0.5 million in an escrow account in our name on the acquisition date for the potential payments for the contingent consideration obligation. During the quarter ended June 30, 2012 the first year performance milestone was met. Accordingly, $0.3 million was released in accordance with the escrow agreement during the quarter ended June 30, 2012. As of June 30, 2012 and December 31, 2011, we had cash balances of $0.3 million and $0.5, respectively, related to the escrow account, which are included in the restricted cash line item in the consolidated balance sheets.
We funded the purchase price with cash on hand. All acquisition costs related to the transaction were expensed as incurred. The total acquisition date fair value of the consideration was estimated at approximately $11.0 million as follows (in thousands):

(in thousands)
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

The determination of fair value is as follows:

(in thousands)
Fair Value of Consideration Transferred	$10,959
Less: Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	761
Accounts receivable	641
Other current assets	240
Property, plant and equipment	51
Intangible assets	4,410
Other current liabilities	(698)
Deferred tax liabilities	(1,582)
Deferred revenue	(353)
Goodwill	$7,489
During the six months ended June 30, 2012, we made measurement period adjustments totaling $29,000 to accrued income tax balances. We did not recast the December 31, 2011 balance sheet as a result of these measurement period adjustments as we did not consider them to be material.
In addition to the initial purchase price, we have deposited $2.0 million in an escrow account in the name of the six former equity holders of Contur. The escrowed funds will be released two years following the acquisition date, in $1.0 million increments upon each of the first and second anniversaries of the date of the acquisition if, and to the extent that, no breaches of the representations and warranties have occurred. The $2.0 million is also subject to forfeiture in equal amounts by each of the former equity holders if employment is terminated prior to a two-year retention period. Accordingly, the payment was determined to be compensation for post-acquisition service, the cost of which will be recognized as compensation expense over the two-year retention period. During the quarter ended June 30, 2012, $1.0 million of the escrowed funds were released in accordance with the escrow agreement. The unrecognized contingent compensation expense was $0.7 million as of June 30, 2012, of which $0.4 million and $0.3 million is expected to be recognized in the second half of fiscal 2012 and the first half of fiscal 2013, respectively.
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
As we reported a net loss for the three and six months ended June 30, 2012 and June 30, 2011, basic and diluted net loss per share were the same. Potentially dilutive common stock equivalents that were excluded from the diluted net loss per share calculations since their effect would be anti-dilutive totaled approximately 2.6 million shares and 3.0 million shares for the three and six months ended June 30, 2012, respectively, and 3.4 million shares and 3.0 million shares for the three and six months ended June 30, 2011, respectively.

4.     Share-Based Payments
2011 Stock Incentive Plan
On August 3, 2011, our stockholders approved the adoption of our 2011 Stock Incentive Plan (the “2011 Plan”). The total number of shares of our common stock that are reserved for issuance under the 2011 Plan is 17.8 million shares. The 2011 Plan also provides that the following shares of our common stock will not be returned to the 2011 Plan or otherwise become available for issuance under the 2011 Plan: (i) shares of common stock tendered by participants as full or partial payment to the Company upon exercise of options granted under the 2011 Plan; (ii) shares of common stock withheld by, or otherwise remitted to, the Company to satisfy a participant’s tax withholding obligations; and (iii) shares of common stock covered by the portion of any stock appreciation right (“SAR”) that is exercised (whether or not such shares of common stock are actually issued to a participant upon exercise of the SAR).
Notwithstanding the foregoing, any shares of common stock issued in connection with awards other than stock options and SARs will be counted against the total share limit reserved under the 2011 Plan by applying the Multiplier (as defined below) to the shares of common stock covered by each such award; conversely, shares of common stock returned to or deemed not to have been issued from the 2011 Plan under awards other than stock options and SARs will return to the share reserve at a rate determined by multiplying such number of shares by the Multiplier. The “Multiplier” for awards other than stock options and SARs will be 2.22 shares of common stock for every 1.0 share of common stock issued in connection with such award. For example, a grant of a restricted stock award for 1,000 shares would count as 2,220 shares against the reserve, and if returned to the 2011 Plan, would count as 2,220 shares returned to the 2011 Plan. As of June 30, 2012, there are approximately 15,757,204 shares of our common stock available for issuance under the 2011 Plan.
Share-Based Award Activity
Our stock options generally vest over four years and have a contractual term of seven to ten years. A summary of stock option activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(In thousands, except per share amounts)
Outstanding at December 31, 2011	6,021	$7.64
Granted	197	8.09
Exercised	(668)	5.90
Expired/Forfeited	(828)	13.6
Outstanding at June 30, 2012	4,722	6.86	7,442	6.85
Exercisable at June 30, 2012	2,396	6.95	4,377	5.14
The aggregate intrinsic value of stock options outstanding and exercisable at June 30, 2012 was based on the closing price of our common stock on June 30, 2012 of $8.09 per share.
Options granted during the three and six months ended June 30, 2012 had a weighted average grant-date fair value per share of $3.58 and $3.55, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2012 was $0.6 million and $1.2 million, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2011 was $72,000 and $0.6 million, respectively.
Restricted stock units (“RSUs”) granted under our Amended and Restated 2004 Stock Incentive Plan, as amended (the “2004 Plan”), the Symyx 2007 Stock Incentive Plan (the "2007 Plan"), as amended, and the 2011 Plan generally vest annually over three years and, once vested, do not expire. Upon vesting of an RSU, employees are generally issued an equivalent number of shares of our common stock. A summary of RSU activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands, except per share amounts)
Unvested at December 31, 2011	1,432	$6.82
Granted	96	8.09
Vested	(94)	6.35
Forfeited	(133)	6.99
Unvested at June 30, 2012	1,301	$6.86
Included in the vested shares for the period are approximately 27,590 shares tendered to us by employees for payment of minimum income tax obligations upon vesting of RSUs.

The total fair value of RSUs vested was $0.5 million and $0.7 million for each of the three and six months ended June 30, 2012, respectively. The total fair value of RSUs vested was $0.5 million and $0.8 million for each of the three and six months ended June 30, 2011, respectively.
Share-Based Compensation Expense
The estimated fair value of our share-based awards is recognized as a charge against income on a straight-line basis over the requisite service period, which is typically the vesting period of the award. Total share-based compensation expense recognized in our consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Cost of revenue	$147	$53	$289	$137
Product development	374	234	756	467
Sales and marketing	665	465	1,254	885
General and administrative	648	557	1,335	1,143
Business consolidation, transaction and restructuring costs	14	95	5	52
Total stock-based compensation expense	$1,848	$1,404	$3,639	$2,684
No share-based compensation expense was capitalized in the periods presented. At June 30, 2012, the gross amount of unrecognized share-based compensation expense relating to unvested share-based stock options, restricted stock units and ESPP shares was approximately $12.2 million, which we anticipate recognizing as a charge against operations over a weighted average period of 2.2 years.
Stock Repurchases
On November 10, 2010, we entered into a stock repurchase plan with a broker (the “Repurchase Plan”), in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to the Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we instructed the broker to purchase for our account up to $6.0 million worth of our common stock by March 31, 2011. We repurchased 353,955 shares of our common stock for approximately $3.0 million at an weighted-average cost of $8.40 per share during the year ended December 31, 2010 and completed the repurchase of the remaining $3.0 million of our common stock by purchasing 350,553 shares at an weighted-average cost of $8.50 per share, during the quarter ended March 31, 2011.
On March 11, 2011, we entered into a second stock repurchase plan (the “Second Repurchase Plan”) in accordance with Rule 10b5-1 of Exchange Act. Pursuant to the Second Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we instructed the broker to purchase for our account up to an additional $4.0 million worth of our common stock by September 30, 2011. We repurchased 253,624 shares of our common stock for $2.0 million at an weighted-average of $7.86 per share during the quarter ended June 30, 2011, and completed the repurchase of the remaining $2.0 million of our common stock by purchasing 273,141 shares at an weighted-average of $7.29 per share during the quarter ended September 30, 2011. All of the shares repurchased were recorded as treasury stock upon repurchase.
On March 14, 2012, we entered into a third stock repurchase plan (the “Third Repurchase Plan” and, together with the Repurchase Plan and the Second Repurchase Plan, the “Repurchase Plans”) in accordance with Rule 10b5-1 of the Exchange Act. Pursuant to the Third Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we instructed the broker to purchase for our account up to an additional $10.0 million worth of our common stock by December 31, 2012.
On April 27, 2012, our board of directors authorized us to commit up to an additional $2.5 million for the repurchase of our common stock pursuant to a program to be executed in accordance with a Rule 10b5-1 trading plan during fiscal 2012.
During the quarter ended March 31, 2012, we repurchased 320,860 shares of our common stock for approximately $2.6 million at an weighted-average of $7.98 per share. During the quarter ended June 30, 2012, we repurchased 427,527 shares of our common stock for approximately $3.4 million at an weighted-average of $8.05 per share.
During July 2012, we repurchased 243,190 shares of our common stock for approximately $2.0 million at an average cost of $8.22 per share, pursuant to the Third Repurchase Plan. All of the shares repurchased have been recorded as treasury stock. We have made cumulative repurchases of 2,222,850 shares, at a cost of approximately $18.0 million since we began our repurchase program in November 2010.
Retirement of Treasury Stock

During the quarter ended June 30, 2012, we retired 1,979,660 shares of our treasury stock. These shares remain as authorized shares; however they are now considered unissued. In accordance with FASB ASC Topic 505, Equity, the retirement of our treasury stock resulted in a reduction in our treasury stock and a corresponding increase in our accumulated deficit of $16.0 million. There was no effect on the total stockholders' equity position as a result of the retirement.

5.     Marketable Securities
Our marketable securities consist of fixed income securities with original maturities of greater than three months and include obligations of U.S. government sponsored enterprises, commercial paper, certificates of deposit, corporate and municipal debt. We account for our investments in marketable securities in accordance with FASB ASC Topic 320, Investments—Debt and Equity Securities (“ASC Topic 320”). Accordingly, our marketable securities have been classified as available-for-sale and are recorded at their estimated fair value, with unrealized gains and losses recorded in stockholders equity and included in accumulated other comprehensive income. Realized gains and losses on the sale of available-for-sale marketable securities are recorded in royalty and other income, net. Available-for-sale marketable securities with original maturities greater than three months and remaining maturities of one year or less are classified as short-term available-for-sale marketable securities. Available-for-sale marketable securities with remaining maturities of greater than one year are classified as long-term available-for-sale marketable securities, as we intend to hold these securities until maturity. Unrealized losses that are not considered other than temporary and unrealized gains are included in accumulated other comprehensive income in stockholders’ equity. Unrealized losses that are determined to be other-than-temporary are recorded as a charge against income. The cost of marketable securities sold is determined based on the specific identification method.
Marketable securities as of June 30, 2012 and December 31, 2011 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2012:
Short-Term Marketable Securities:
U.S. Treasury securities	$3,805	$8	$—	$3,813
U.S. government and agency securities	5,653	5	—	5,658
Commercial paper and certificates of deposit	13,943	4	—	13,947
Corporate debt securities	37,408	25	(11)	37,422
Municipal debt securities	2,195	—	—	2,195
Total Short-Term Marketable Securities	$63,004	$42	$(11)	$63,035
Long-Term Marketable Securities:
U.S. Treasury securities	$2,003	$27	$—	$2,030
U.S. government and agency securities	1,732	23	—	1,755
Corporate debt securities	15,866	21	(17)	15,870
Total Long-Term Marketable Securities	$19,601	$71	$(17)	$19,655

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2011:
Short-Term Marketable Securities:
U.S. Treasury securities	$2,505	$8	$—	$2,513
U.S. government and agency securities	9,516	10	—	9,526
Commercial paper and certificates of deposit	3,449	—	—	3,449
Corporate debt securities	33,780	35	(22)	33,793
Municipal debt securities	3,695	—	—	3,695
Total Short-Term Marketable Securities	$52,945	$53	$(22)	$52,976
Long-Term Marketable Securities:
U.S. Treasury securities	$3,307	$49	$—	$3,356
U.S. government and agency securities	1,759	25	—	1,784
Corporate debt securities	12,100	13	(29)	12,084
Total Long-Term Marketable Securities	$17,166	$87	$(29)	$17,224
As of June 30, 2012 and December 31, 2011, we did not have any investments in marketable securities with material unrealized loss position for twelve months or greater.
We assess our marketable securities for impairment under the guidance provided by ASC Topic 320. Accordingly, we review the fair value of our marketable securities at least quarterly to determine if declines in the fair value of individual securities are other-than-temporary in nature. If we believe the decline in the fair value of an individual security is other-than-temporary, we write-down the carrying value of the security to its estimated fair value, with a corresponding charge against income. To determine if a decline in the fair value of an investment is other-than-temporary, we consider several factors, including, among others, the period of time and extent to which the estimated fair value has been less than cost, overall market conditions, the historical and projected future financial condition of the issuer of the security and our ability and intent to hold the security for a period of time sufficient to allow for a recovery of the market value. The unrealized losses related to our marketable securities held as of June 30, 2012 and December 31, 2011 were primarily caused by recent fluctuations in market interest rates, and not the credit quality of the issuer, and we have the ability and intent to hold these securities until a recovery of fair value, which may be at maturity. As a result, we do not believe these securities to be other-than-temporarily impaired as of June 30, 2012.
6.     Long -Term Investments and Promissory Notes Receivable
Our long-term investments consist of equity investments in privately held companies. We determine the accounting method used to account for investments in equity securities of other business entities in which we do not have a controlling interest primarily based on our ownership of each such business entity and whether we have the ability to exercise significant influence over the strategic, operating, investing, and financing activities of each such business entity. As we do not have a controlling interest or have the ability to exercise significant influence over the companies, we account for our investments using the cost method of accounting. We monitor these investments for impairment by considering current factors including economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment.
Freeslate
We have determined that one of the entities, Freeslate Inc. (“Freeslate”), in which we carry an approximately 19.5% equity interest, is a variable interest entity in which we are not the primary beneficiary. The key factors in our assessment were that Freeslate’s management team and board of directors were solely responsible for all economic aspects of the entity, including key business decisions that impact Freeslate’s economic performance, and we do not have power, through our variable interest, to direct the activities that most significantly impact the economic performance of Freeslate. We also do not hold any seats on Freeslate’s board of directors. Accordingly, we account for our investment in Freeslate as a cost method investment. The carrying value of our investment in Freeslate was $1.0 million as of both June 30, 2012 and December 31, 2011 and is included in the other assets line on our consolidated balance sheet. In addition to our equity interest, we have a warrant allowing us to retain our 19.5% interest in the event of dilution through future stock issuances under Freeslate’s existing stock plans. We have determined that as of June 30, 2012, our investment in Freeslate is not impaired.

We also hold an unsecured promissory note receivable with a face value of $10.0 million from Freeslate, which bears interest at 8% per annum payable annually in arrears. The note requires principal payments in the amount of $1.0 million starting on March 1, 2014 and continuing annually until March 1, 2019, with the final principal payment of $4.0 million due on March 1, 2020. As the note receivable was acquired in the Symyx Merger, it was revalued in purchase accounting to its then fair value of $8.8 million. The note receivable is not measured at fair value on a recurring basis, but is periodically reviewed for possible impairment. The note receivable had a carrying amount of $8.8 million as of both June 30, 2012 and December 31, 2011.
Our maximum exposure to loss as a result of our interests in Freeslate is limited to the aggregate of the carrying value of our equity investment and promissory note receivable. There were no future funding commitments as of June 30, 2012 related to Freeslate.
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
As consideration for the foregoing, IM agreed to: (i) use its commercially reasonable efforts to allow Symyx to be included as a selling stockholder in IM’s initial public offering (the “IPO”) with respect to not less than all of the IM shares held by Symyx (with Symyx being obligated to sell such shares); (ii) to the extent the gross proceeds from Symyx’s sale of all of its IM shares in the IPO were less than $67 million, issue a secured promissory note to Symyx upon the consummation of the IPO in an amount equal to such shortfall; and (iii) reimburse Symyx for 50% of the underwriting discounts and commission payable by Symyx with respect to the sale of such shares in the IPO. In addition, pursuant to the IM Agreement, IM agreed to continue to sublicense from Symyx its rights to certain patents and to assume certain royalty and license fee obligations relating thereto.
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
The note receivable was discounted to a fair value of $26.0 million, representing the consideration for the patents transferred to IM, which we carried as purchased technology intangible assets acquired in the Symyx Merger, and the termination of IM’s royalty obligations to Symyx. In connection with the sale of the intellectual property we wrote off intangible assets sold to IM with a net book value of $4.3 million in the fourth quarter of fiscal 2011 and based on our assessment of the relevant revenue recognition guidance and other factors we deferred the recognition of the portion of the net gain equal to the fair value of the note receivable of $26.0 million. We will recognize this gain when payments become due on the note receivable to the extent they exceed interest due and the amortization of the discount on the note receivable. During the three and six months ended June 30, 2012, we received the first two quarterly installments due on the note of $500,000 each, which were applied to interest and discount and as such, no gain on sale was recognized. In addition, based on our evaluation of the contractual terms of the promissory note receivable and its collectability as of June 30, 2012, we believe the promissory note receivable meets the definition of a financial asset, therefore we have recorded the note receivable at expected net realizable value on our consolidated balance sheet with a current and a long term portion of $0.9 million and $25.1 million, respectively. The fair value of the note was based on a market interest rate of 6.89% for comparable instruments.
7.     Fair Value
Financial Assets and Liabilities
We carry our cash equivalents, marketable securities, restricted marketable securities and foreign currency forward contracts at market value. Cash equivalents are comprised of short-term, highly liquid investments including money market funds and other investment grade securities such as certificates of deposit, commercial paper, corporate and municipal bonds and obligations of U.S. government sponsored enterprises. Our marketable securities consist of debt securities with original maturities of greater than three months and include obligations of U.S. government sponsored enterprises, commercial paper, certificates of deposit and corporate and municipal debt. The fair value of our foreign currency contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
Fair value accounting provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements. The principles apply under accounting pronouncements that require measurement of fair value and do not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. Fair value accounting also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.
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
We recorded an acquisition-related liability for contingent consideration representing the amounts payable to former Contur equity holders, as outlined under the terms of the Purchase Agreement, upon the achievement of certain agreed-upon performance milestones. The fair value of this Level 3 liability is estimated based on a discounted probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving the milestone criteria. Subsequent changes in the fair value of the contingent consideration liability are recorded in the statement of operations and result from updates to assumed probability of achievement of milestones and adjustments to the discount periods and rates. Since the May 19, 2011 acquisition date, we have recognized a $0.1 million increase to the $0.3 million acquisition date liability for contingent consideration, to a balance of $0.2 million as of June 30, 2012, after the payment of the first year milestone as discussed in Note 2.
The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy:

	Carrying Value at June 30, 2012	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2012:
Cash equivalents (1)	$23,250	$21,650	$1,600	$—
Short-Term Marketable Securities:
U.S. Treasury securities	3,813	3,813	—	—
U.S. government and agency securities	5,658	—	5,658	—
Commercial paper and certificates of deposit	13,947	—	13,947	—
Corporate debt securities	37,422	—	37,422	—
Municipal debt securities	2,195	—	2,195	—
Long-Term Marketable Securities:
U.S. Treasury securities	2,030	2,030	—	—
U.S. government and agency securities	1,755	—	1,755	—
Corporate debt securities	15,870	—	15,870	—
Foreign currency forward contracts not designated as hedges	103	—	103	—
Total assets at fair value	$106,043	$27,493	$78,550	$—
Liabilities:
Acquisition-related contingent consideration	$177	$—	$—	$177
Total liabilities at fair value	$177	$—	$—	$177

(1)	Cash equivalents are included in the Cash and cash equivalents line in the consolidated balance sheet

There were no transfers between Level 1 and Level 2 securities during the three and six months ended June 30, 2012.

	Carrying Value at December 31, 2011	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2011:
Cash equivalents (1)	$30,541	$27,440	$3,101	$—
Short-Term Marketable Securities:
U.S. Treasury securities	2,513	2,513	—	—
U.S. government and agency securities	9,526	—	9,526	—
Commercial paper and certificates of deposit	3,449	—	3,449	—
Corporate debt securities	33,793	—	33,793	—
Municipal debt securities	3,695	—	3,695	—
Long-Term Marketable Securities:
U.S. Treasury securities	3,356	3,356	—	—
U.S. government and agency securities	1,784	—	1,784	—
Corporate debt securities	12,084	—	12,084	—
Total assets at fair value	$100,741	$33,309	$67,432	—
Liabilities:
Acquisition-related contingent consideration	$413	$—	$—	$413
Foreign currency forward contracts not designated as hedges	117	—	117	—
Total liabilities at fair value	$530	$—	$117	$413

(1)	Cash equivalents are included in the Cash and cash equivalents line in the consolidated balance sheet

The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2012 (in thousands):

Balance at December 31, 2011	$413
Expenses recorded due to changes in fair value	14
Payments	(250)
Balance at June 30, 2012	$177
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
8.     Goodwill and Purchased Intangible Assets
Intangible assets consist of the following as of June 30, 2012 and December 31, 2011

	June 30, 2012			December 31, 2011
	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization
		(In thousands)			(In thousands)
Intangible assets subject to amortization:
Purchased technology	8	$57,969	$27,069	8	$53,509	$22,160
Purchased customer relationships	7	25,863	10,811	7	25,906	8,158
Purchased backlog	3	7,740	5,366	3	7,740	4,390
Purchased contract base	5	50	50	5	50	50
Purchased intellectual property	5	1,998	1,654	5	1,998	1,448
Purchased trademark/tradename	5	6,705	2,505	5	6,712	1,848
		$100,325	$47,455		$95,915	$38,054
Intangible assets not subject to amortization:
Purchased trademark/tradename		$2,500			$2,500
As discussed in Note 2, intangible assets related to the acquisition of HEOS are included based on our preliminary purchase price determination and are subject to change during the measurement period.
Intangible assets are amortized over their estimated useful lives either on a straight-line or accelerated basis that reflects the pattern in which the economic benefits of the intangible assets are expected to be realized, which range from two to fifteen years, with no residual value. Intangible asset amortization expense was $4.7 million and $9.4 million for the three and six months ended June 30, 2012, respectively. Intangible asset amortization expense was $5.1 million and $10.3 million for the three and six months ended June 30, 2011, respectively.
Future estimated amortization expense for intangible assets as of June 30, 2012 is as follows and is subject to change as a result of measurement period adjustments (in thousands):

2012	$9,599
2013	15,021
2014	10,559
2015	6,415
2016	3,793
Thereafter	7,483
Total	$52,870
The changes to the carrying amount of goodwill for the six months ended June 30, 2012, are as follows (in thousands):

Balance at December 31, 2011	$100,429
Goodwill measurement period adjustments	408	(1)
Effect of foreign exchange	(154)
Balance at June 30, 2012	$100,683
(1) As discussed in Note 2, we made total measurement period adjustments related to the VelQuest Acquisition of $0.4 million consisting of $0.1 million to accrued liabilities and $0.3 million to deferred revenue offset by a measurement period adjustment of $29,000 to accrued income tax balances related to the Contur Acquisition.
9.     Guarantees
Guarantee of Lease Obligation of Others
On April 30, 2004, we spun-off our drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. (“PDD”), into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. The landlords of our New Jersey facilities, which were used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $9.6 million as of June 30, 2012. In the event that PDD defaults on its lease commitment, we are permitted under the guarantee to sublease the facility in order to mitigate our lease obligation. In fiscal 2005, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair value of the guarantee. Changes to the fair value of the liability are recognized in stockholders’ equity. The liability for our guarantee of the lease obligation was $0.3 million at June 30, 2012 and December 31, 2011.
Other Guarantees and Indemnifications
We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and the likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of June 30, 2012.
10.     Restructuring Activities
The following summarizes the changes in our accrued restructuring charges liability:

	Severance and Related Costs	Lease Obligation Exit and Facility Closure Costs	Total
	(In thousands)
Balance at March 31, 2011	$—	$640	$640
Additional severance and lease abandonment charges	1,765	187	1,952
Adjustments to liability	(36)	(155)	(191)
Cash payments	(3,563)	(600)	(4,163)
Effect of foreign exchange	5	—	5
Balance at December 31, 2011	$1,037	$673	$1,710
Additional severance and lease abandonment charges	22	—	22
Adjustments to liability	—	78	78
Cash payments	(809)	(122)	(931)
Effect of foreign exchange	(7)	2	(5)
Balance at June 30, 2012	$243	$631	$874
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
On April 28, 2011, we committed to the implementation of a reduction in force of approximately ten to fifteen employees, in connection with the streamlining of our operations and the integration of our Content business. As a result, we incurred total severance charges of approximately $1.0 million during the year ended December 31, 2011, of which $0.6 million was paid during fiscal 2011 and $0.4 million was paid during the six months ended June 30, 2012.
In July 2010, as a result of the Symyx Merger, we implemented a plan to terminate the employment of approximately 80 employees in the U.S., Europe and the Asia-Pacific region. As a result of such terminations, we have incurred total severance charges of approximately $5.3 million, with $0.8 million incurred during the year ended December 31, 2011 and $4.5 million incurred during the year ended December 31, 2010. As of June 30, 2012, approximately $5.1 million in cash payments had been made with the remaining balance of $0.2 million expected to be paid during the second half of fiscal 2012.
Prior to the Symyx Merger, Symyx had implemented various restructuring plans under which lease obligations of approximately $0.1 million remain as of June 30, 2012, and terminate in 2016. Additionally, prior to 2007, we had implemented a restructuring plan under which we have remaining lease obligations of approximately $0.6 million as of June 30, 2012. These lease obligations terminate in 2022.
All amounts incurred in connection with the above activities are recorded in the “Business consolidation, transaction and restructuring costs (recoveries)” line in the accompanying condensed consolidated statements of operations.
11.     Royalty and Other Income, Net
Royalty and other income, net includes non-operating items such as interest income, amortization of discount on promissory notes receivable, realized investment gains and losses, foreign currency exchange gains and losses, non-operating gain on real estate and other non-operating gains and losses. It also includes royalty income (net of royalty expense) and amortization of purchased intangible assets related to products that are not part of current operations. As part of the Symyx Merger, we have retained the rights to receive royalty income related to the divestiture of the High Productivity Research business unit previously divested by Symyx.
Royalty and other income, net consisted of the following:

	Three Months Ended		Six Months Ended
	June 30 2012	June 30, 2011	June 30 2012	June 30, 2011
	(In thousands)
Royalty income, net	$1,212	$1,511	$2,763	$3,455
Net interest income	606	391	1,166	669
Amortization of discount on promissory notes receivable	268	38	428	78
Foreign currency transaction (loss) gain	(259)	419	(606)	1,028
Purchased intangible assets amortization	(424)	(591)	(848)	(1,182)
Net gain on sale of real estate	2,744	—	2,744	—
Net (loss) income from rental activities	(513)	129	(337)	129
Other	(21)	(60)	(66)	(60)
Total royalty and other income, net	$3,613	$1,837	$5,244	$4,117

In June 2012, we sold real property comprised of land and an office building located in Santa Clara, California, for a net sales price of $6.8 million. We recorded a pre-tax gain of approximately $2.7 million on the sale in royalty and other income, net, as this property was not utilized in our ongoing operations since its acquisition in the Symyx Merger.

12.     Legal Proceedings
We are subject to various claims and legal proceedings arising in the ordinary course of our business. While any legal proceeding has an element of uncertainty, management believes that the disposition of such matters, in the aggregate, will not have a material effect on our results of operations.
13.     Recent Accounting Pronouncements
In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12”). In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires retrospective application, and both ASU’s are effective for annual reporting periods beginning after December 15, 2011 and the interim reporting periods within those years. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 requires entities to report all non-owner changes in stockholders’ equity in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, or when an item must be reclassified to net income. ASU 2011-12 defers the changes in ASU 2011-05 that pertain to how, when and where reclassification adjustments are presented. We adopted these standards in the first quarter of fiscal 2012 and presented a separate statement of comprehensive income. The adoption of these standards did not affect our financial position or results of operations.
In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which gives an entity the option of performing a qualitative assessment to determine whether it is necessary to perform step 1 of the annual goodwill impairment test. An entity is required to perform step 1 only if it concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit in any period and proceed directly to step 1 of the impairment test. This new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this accounting pronouncement did not have a material impact on our consolidated financial statements.
In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”), which amends FASB ASC Topic 350, Intangibles-Goodwill and Other (“ASC Topic 350”) and clarifies the requirement to test for impairment of goodwill. ASC Topic 350 requires that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted. This new guidance did not have a material impact on our consolidated financial statements.
14.     Subsequent events
During July 2012, we repurchased 243,190 shares of our common stock for approximately $2.0 million at a weighted-average cost of $8.22 per share, pursuant to the Third Repurchase Plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. These statements are often identified by the use of words such as “expect”, “believe”, “anticipate”, “estimate”, “intend”, “plan” and similar expressions and variations or negatives of these words. These forward-looking statements may include statements addressing our future financial and operating results. We have based these forward-looking statements on our current expectations about future events. Such statements are subject to certain risks and uncertainties including those related to the execution of our strategic plans, the successful release and acceptance of new products, the demand for new and existing products, additional competition, changes in economic conditions and those described in documents we have filed with the Securities and Exchange Commission (the “SEC”), including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and subsequent reports on Form 10-Q and Form 10-K. All forward-looking statements in this document are qualified entirely by the cautionary statements included in this Report and such other filings. These forward-looking statements speak only as of the date of this Report. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
Unless the context requires otherwise, in this Report the terms “we", “us” and “our” refer to Accelrys, Inc. and its wholly owned or indirect subsidiaries, and their respective predecessors.
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
On December 30, 2011, we completed the acquisition of VelQuest Corporation (“VelQuest”), whereby VelQuest became our wholly owned subsidiary (the “VelQuest Acquisition” and, together with the Symyx Merger and the Contur Acquisition, the “Acquisitions”). VelQuest’s operating results are included in our consolidated financial statements and results of operations beginning December 30, 2011.
On May 17, 2012, we acquired a proprietary web-based Hit Explorer Operating System (“HEOS”) software from Scynexis, Inc. The operating results of HEOS are included in our consolidated financial statements and results of operations beginning May 17, 2012.
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
The pharmaceutical and biotechnology industries are a very important part of our business. Our products have been widely adopted within the research functions of businesses in these industries, but less widely adopted by the development functions of such businesses. In addition, these markets present challenges due to industry consolidation, the maturity of these markets, patent expirations, reduction in the level of discovery research activity, increased competition, including competition from open source software, and outsourcing of research to other entities. The other industries to which we market our products, including energy, material, agricultural, aerospace and consumer packaged goods, are earlier in the adoption curve for such scientific software products, which we view as both a challenge and an opportunity.

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
We believe that the combination of our products with the products and domain expertise we acquired as a result of the Acquisitions (most significantly the ELN and the VelQuest product suite) enables us to provide greater value to the development and early manufacturing functions of our customers’ organizations. Our plan is to continue to integrate and augment our offerings in order to further enhance the value of the products we acquired and the value of our products’ collective portfolio to these organizations, thus enabling us to expand upon our presence in the research and development organizations of our existing customers. The VelQuest Acquisition extended our software portfolio into pharmaceutical development quality assurance and quality control, offering significant productivity improvements, faster cycle times, lower operational costs and reduced compliance risks for regulated life sciences organizations. We also intend to continue to develop advanced analysis, scientific and reporting component collections in order to extend our platform’s value to and use by our customers
Our strategy also includes offering professional services to further tailor our enterprise R&D platform to our customers’ individual business needs, thereby increasing its utility and value. Because our enterprise R&D platform is the underlying operating platform for many products in our broad portfolio, and integration with the applications obtained as part of the Acquisitions continues to be a development priority, we expect the use of these products to expand as the use of our platform grows, thus further increasing our sales and value to our customers.
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
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our annual report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 13, 2012 (the “Form 10-K”). Except for the changes to our critical accounting policies and estimates discussed below, we believe that there were no significant changes in our critical accounting policies and estimates since December 31, 2011.

Results of Operations
Historically, we have received approximately two-thirds of our annual customer orders in the quarters ended December 31 and March 31. In accordance with our revenue recognition policies, the revenue associated with these orders is generally recognized over the contractual license term. Therefore, because we accrue sales commissions and royalties upon the receipt of customer orders, we have generally experienced an increase in operating costs and expenses during the quarters ended December 31 and March 31 with only a minimal corresponding incremental increase in revenue. As a result of these seasonal variations, we believe that sequential quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and that our interim financial results are not necessarily indicative of results for a full year or for any subsequent interim period.
Comparison of the Three Months Ended June 30, 2012 and 2011
The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Three Months Ended June 30,
	2012	2011
Revenue:
License and subscription revenue	56%	55%
Maintenance on perpetual licenses	24%	25%
Content	8%	13%
Professional services and other	13%	7%
Total revenue	100%	100%
Cost of revenue:
Cost of revenue	26%	25%
Amortization of completed technology	5%	6%
Total cost of revenue	31%	31%
Gross profit	69%	69%
Operating expenses:	—
Product development	25%	25%
Sales and marketing	36%	37%
General and administrative	11%	12%
Business consolidation, transaction and restructuring costs (recoveries)	—%	7%
Purchased intangible asset amortization	6%	7%
Total operating expenses	78%	88%
Operating loss	(10)%	(19)%
Royalty and other income, net	9%	5%
Loss before income taxes	—%	(13)%
Income tax expense (benefit)	1%	—%
Net loss	(1)%	(13)%
Due to rounding to the nearest percent, totals may not equal the sum of the line items in the table above.
Revenue
Total revenue increased to $38.4 million for the three months ended June 30, 2012, as compared to $33.7 million for the three months ended June 30, 2011. The increase in revenue during the quarter ended June 30, 2012 was attributable to incremental revenue from the Contur and VelQuest acquisitions combined with a decrease in revenue impacted by acquisition related valuation adjustments related to the Symyx Merger. Total revenue generated in the United States accounted for $18.7 million, or 49% of revenue for three months ended June 30, 2012, compared with $15.8 million, or 47% of revenues for the three months ended June 30, 2011. International revenues accounted for $19.7 million, or 51% of revenue for three months ended June 30, 2012, compared with $17.9 million, or 53% of revenues for the three months ended June 30, 2011

License and subscription revenue. License and subscription revenue increased to $21.4 million for the three months ended June 30, 2012, as compared to $18.6 million for the three months ended June 30, 2011. As a percentage of total revenue, license and subscription revenue was 56% for the three months ended June 30, 2012 as compared to 55% for the three months ended June 30, 2011. The increase in license and subscription revenue during the quarter ended June 30, 2012 was primarily attributable to additional revenue resulting from the Contur acquisition, combined with incremental increase as a result of a decrease in revenue impacted by acquisition related valuation adjustments related to the Symyx Merger.
Maintenance on perpetual licenses. Maintenance on perpetual licenses revenue increased to $9.1 million for the three months ended June 30, 2012, as compared to $8.6 million for the three months ended June 30, 2011. As a percentage of total revenue, revenue from maintenance on perpetual licenses decreased to 24% for the three months ended June 30, 2012, as compared to 25% for the three months ended June 30, 2011. The increase in revenue from maintenance on perpetual licenses during the quarter ended June 30, 2012 was primarily related to revenue from the VelQuest acquisition.
Content. Content revenue decreased to $3.0 million for the three months ended June 30, 2012 as compared to $4.3 million for the three months ended June 30, 2011. As a percentage of total revenue, content revenue decreased to 8% for the three months ended June 30, 2012, as compared to 13% for the three months ended June 30, 2011. The decrease in content revenue during the quarter ended June 30, 2012 was attributable to the previously announced phase-out of certain content product lines.
Professional services and other. Professional services and other revenue increased to $4.8 million for the three months ended June 30, 2012, as compared to $2.3 million for the three months ended June 30, 2011. As a percentage of total revenue, professional services and other revenue increased to 13% for the three months ended June 30, 2012, as compared to 7% for the three months ended June 30, 2011. The increase in revenue from professional services and other during the quarter ended June 30, 2012 was primarily attributable to an increase in solution consulting and contract research engagements.
Total Cost of Revenue
Cost of Revenue. Cost of revenue increased to $10.0 million for the three months ended June 30, 2012, as compared to $8.6 million for the three months ended June 30, 2011. As a percentage of revenue, cost of revenue increased slightly to 26% for the three months ended June 30, 2012, as compared to 25% for the three months ended June 30, 2011. The increase in cost of revenue during the quarter ended June 30, 2012 was primarily attributable to an increase in personnel and related expenses in our services department of approximately $1.2 million from higher headcount, an increase in software and content royalties of approximately $0.1 million and an increase in capitalized labor costs of $0.2 million, partially offset by a decrease in distributor commission expense of approximately $0.1 million.
Amortization of Completed Technology. Amortization of completed technology increased slightly to $2.1 million for the three months ended June 30, 2012, as compared to $2.0 million for the three months ended June 30, 2011. As a percentage of revenue, amortization of completed technology decreased to 5% for the three months ended June 30, 2012 as compared to 6% for the three months ended June 30, 2011.
Operating Expenses
Product Development Expenses. Product development expenses increased to $9.7 million for the three months ended June 30, 2012, as compared to $8.4 million for the three months ended June 30, 2011. As a percentage of revenue, product development expenses remained consistent at 25% for each of the three months ended June 30, 2012 and June 30, 2011. The increase in product development expenses during the quarter ended June 30, 2012 was primarily attributable to an increase in personnel and related expenses of approximately $1.2 million as a result of higher headcount and an increase in professional fees of approximately $0.2 million, partially offset by a decrease in overhead expense of approximately $0.1 million.
Sales and Marketing Expenses. Sales and marketing expenses increased to $13.8 million for the three months ended June 30, 2012, as compared to $12.3 million for the three months ended June 30, 2011. As a percentage of revenue, sales and marketing expenses decreased slightly to 36% for the three months ended June 30, 2012, as compared to 37% for the three months ended June 30, 2011. The increase in sales and marketing expenses during the quarter ended June 30, 2012 was primarily attributable to an increase in personnel and related expenses of approximately $1.7 million, partially offset by a decrease in overhead costs of approximately $0.3 million.
General and Administrative Expenses. General and administrative expenses increased to $4.4 million for the three months ended June 30, 2012, as compared to $4.0 million for the three months ended June 30, 2011. As a percentage of revenue, general and administrative expenses decreased slightly to 11% for the three months ended June 30, 2012, as compared to 12% for the three months ended June 30, 2011. The increase in general and administrative expenses during the quarter ended June 30, 2012 was primarily attributable to an increase in personnel related expenses of $0.6 million and an increase in overhead expense of $0.1 million, partially offset by a decrease in professional service and other costs of $0.3 million.
Business Consolidation, Transaction and Restructuring Costs (Recoveries). Net business consolidation, transaction and restructuring recoveries of $21,000 for the three months ended June 30, 2012 consisted primarily of business consolidation costs and cost recoveries related to recent acquisitions. As a percentage of revenue, net business consolidation and restructuring costs (recoveries) were 0% for the three months ended June 30, 2012 as compared to 7% for the three months ended June 30, 2011 . We have classified all transaction and integration related costs to business consolidation costs, transaction, and restructuring costs (recoveries), which for the three months ended June 30, 2012 included personnel costs of $0.3 million of acquisition-related contingent compensation and professional service and other costs of $0.1 million directly related to integrating acquisitions into our company, offset by a write off lease related obligations of $0.4 million.
Business consolidation, transaction and restructuring costs for three months ended June 30, 2011 included personnel costs of $0.6 million related to employees who have been notified that their employment with us is being terminated, $0.1 million of acquisition-related contingent compensation related and professional service and other costs of $0.8 million directly related to our acquisition activities, including the Symyx Merger and the integration of Symyx’s business into ours.
Purchased Intangible Asset Amortization. Purchased intangibles asset amortization decreased to $2.1 million for the three months ended June 30, 2012 compared to $2.4 million for the three months ended June 30, 2011. As a percentage of revenue, purchased intangible assets amortization decreased slightly to 6% for the three months ended June 30, 2012, as compared to 7% for the three months ended June 30, 2011 and was related solely to the amortization of backlog, customer relationship and trademark intangible assets acquired in the Acquisitions.
Net Royalty and Other Income
Net royalty and other income increased to $3.6 million for the three months ended June 30, 2012 as compared to $1.8 million for the three months ended June 30, 2011. Significant components of net royalty and other income for the three months ended June 30, 2012 included net royalty income of $1.2 million, interest income of $0.6 million, amortization of the discount on promissory notes receivable of $0.3 million and net gain on the sale of real estate of $2.7 million, partially offset by a foreign currency exchange loss of $0.3 million, amortization of purchased intangible assets of $0.4 million and $0.6 million write off of certain lease-related assets n June 2012 in connection with exiting the lease of a restructured facility. Significant components of net royalty and other income for the three months ended June 30, 2011 included interest income of $0.4 million, royalty revenue of $1.7 million and a foreign currency exchange gain of $0.4 million, partially offset by royalty expense of $0.2 million and amortization of purchased intangible assets of $0.6 million. The decrease in net royalty income during the quarter ended June 30, 2012 was attributable to the termination of IM’s royalty obligations to Symyx pursuant to the terms of the July 28, 2011 IM Agreement.
Income Tax Expense
Income tax expense was $0.4 million for the three months ended June 30, 2012 as compared to income tax benefit of $33,000 for the three months ended June 30, 2011. Income tax expense consists of provision for income taxes for federal and state income taxes in the United States and income taxes in certain foreign tax jurisdictions. Income tax expense related to U.S. and foreign jurisdictions for the three months ended June 30, 2012 was $0.3 million and $0.1 million, respectively. Income tax benefit for the three months ended June 30, 2011 was primarily related to release of acquisition-related deferred tax liabilities, offset by $0.1 million of income taxes related to our foreign jurisdictions.

Comparison of the Six Months Ended June 30, 2012 and 2011
The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Six Months Ended June 30,
	2012	2011
Revenue:
License and subscription revenue	55%	56%
Maintenance on perpetual licenses	24%	24%
Content	8%	12%
Professional services and other	12%	8%
Total revenue	100%	100%
Cost of revenue:		—
Cost of revenue	26%	27%
Amortization of completed technology	5%	6%
Total cost of revenue	31%	33%
Gross profit	69%	67%
Operating expenses:	—	—
Product development	25%	25%
Sales and marketing	36%	38%
General and administrative	11%	12%
Business consolidation, transaction and restructuring costs	1%	6%
Purchased intangible asset amortization	5%	7%
Total operating expenses	78%	88%
Operating loss	(9)%	(20)%
Royalty and other income, net	7%	6%
Loss before income taxes	(2)%	(14)%
Income tax expense	1%	1%
Net loss	(4)%	(15)%
Due to rounding to the nearest percent, totals may not equal the sum of the line items in the table above.
Revenue
Total revenue increased to $77.8 million for the six months ended June 30, 2012, as compared to $68.3 million for the six months ended June 30, 2011. The increase in revenue during the six months ended June 30, 2012 was attributable to a decrease in revenue impacted by acquisition related valuation adjustments related to the Symyx Merger combined with incremental revenue from the VelQuest and Contur acquisitions. Total revenue generated in the United States accounted for $38.1 million, or 49% of revenue for six months ended June 30, 2012, compared with $32.0 million, or 47% of revenues for the six months ended June 30, 2011. International revenues accounted for $39.7 million, or 51% of revenue for six months ended June 30, 2012, compared with $36.3 million, or 53% of revenues for the six months ended June 30, 2011.
License and subscription revenue. License and subscription revenue increased to $43.1 million for the six months ended June 30, 2012, as compared to $38.1 million for the six months ended June 30, 2011. As a percentage of total revenue, license and subscription revenue was 55% for the six months ended June 30, 2012, as compared to 56% for the six months ended June 30, 2011. The increase in license and subscription revenue during the six months ended June 30, 2012 was was primarily attributable to additional revenue resulting from the Contur acquisition, combined with incremental increase as a result of a decrease in revenue impacted impacted by acquisition related valuation adjustments related to the Symyx Merger.
Maintenance on perpetual licenses. Maintenance on perpetual licenses revenue increased to $18.6 million for the six months ended June 30, 2012, as compared to $16.4 million for the six months ended June 30, 2011. As a percentage of total revenue, revenue from maintenance on perpetual licenses was consistent at 24% for both the six months ended June 30, 2012 and the six months ended June 30, 2011. The increase in revenue from maintenance on perpetual licenses during the six months ended June 30, 2012 was primarily attributable to revenue from the VelQuest acquisition, combined with incremental increase as a result of a decrease in revenue impacted by acquisition related valuation adjustments related to the Symyx Merger.

Content. Content revenue decreased to $6.6 million for the six months ended June 30, 2012, as compared to $8.3 million for the six months ended June 30, 2011. As a percentage of total revenue, content revenue decreased to 8% for the six months ended June 30, 2012 as compared to 12% for the six months ended June 30, 2011. The decrease in content revenue during the six months ended June 30, 2012 is attributable to the previously announced phase-out of certain content product lines.
Professional services and other. Professional services and other revenue increased to $9.5 million for the six months ended June 30, 2012, as compared to $5.5 million for the six months ended June 30, 2011. As a percentage of total revenue, professional services and other revenue increased to 12% for the six months ended June 30, 2012 as compared to 8% for the six months ended June 30, 2011. The increase in revenue from professional services and other during the six months ended June 30, 2012 was primarily attributable to an increase in revenue from solution consulting and contract research engagements.
Total Cost of Revenue
Cost of Revenue. Cost of revenue increased to $19.9 million for the six months ended June 30, 2012, as compared to $18.2 million for the six months ended June 30, 2011. As a percentage of revenue, cost of revenue decreased slightly to 26% for the six months ended June 30, 2012 as compared to 27% for the six months ended June 30, 2011. The increase in cost of revenue during the six months ended June 30, 2012 was primarily attributable to an increase in personnel and related expenses in our services department of approximately $2.0 million from higher headcount, partially offset by a decrease in software and content royalties of approximately $0.2 million and a decrease in overhead expense of approximately $0.1 million.
Amortization of Completed Technology. Amortization of completed technology increased slightly to $4.2 million for the six months ended June 30, 2012, as compared to $4.1 million for the six months ended June 30, 2011. As a percentage of revenue, amortization of completed technology decreased to 5% for the six months ended June 30, 2012 as compared to 6% for the six months ended June 30, 2011.
Operating Expenses
Product Development Expenses. Product development expenses increased to $19.3 million for the six months ended June 30, 2012, as compared to $16.9 million for the six months ended June 30, 2011. As a percentage of revenue, product development expenses remained consistent at 25% for each of the six months ended June 30, 2012 and June 30, 2011. The increase in product development expenses during the six months ended June 30, 2012 was primarily attributable to an increase in personnel and related expenses of approximately $2.3 million as a result of higher headcount and an increase in professional fees of approximately $0.3 million, offset by a decrease in overhead expense of approximately $0.2 million.
Sales and Marketing Expenses. Sales and marketing expenses increased to $27.7 million for the six months ended June 30, 2012, as compared to $25.8 million for the six months ended June 30, 2011. As a percentage of revenue, sales and marketing expenses decreased to 36% for the six months ended June 30, 2012 as compared to 38% for the six months ended June 30, 2011. The increase in sales and marketing expenses for the six months ended June 30, 2012 was primarily attributable to an increase in personnel and related expenses of approximately $2.0 million and an increase in professional fees of approximately $0.1 million, partially offset by a decrease in overhead expense of approximately $ 0.3 million.
General and Administrative Expenses. General and administrative expenses increased to $8.9 million for the six months ended June 30, 2012, as compared to $8.3 million for the six months ended June 30, 2011. As a percentage of revenue, general and administrative expenses decreased slightly to 11% for the six months ended June 30, 2012 as compared to 12% for the six months ended June 30, 2011. The increase in general and administrative expenses during the six months ended June 30, 2012 was primarily attributable to an increase in personnel related expenses of $0.7 million and an increase in overhead expenses of $0.1 million, partially offset by a decrease in professional fees of approximately $0.3 million.
Business Consolidation, Transaction and Restructuring Costs (Recoveries). Business consolidation, transaction and restructuring costs of $0.6 million for the six months ended June 30, 2012 consisted primarily of business consolidation costs related to recent acquisitions. As a percentage of revenue, business consolidation, transaction and restructuring costs decreased to 1% for the six months ended June 30, 2012 as compared to 6% for the six months ended June 30, 2011. We have classified all transaction and integration related costs to business consolidation costs, transaction and restructuring costs (recoveries), which for the six months ended June 30, 2012 include personnel costs of $0.1 million related to employees who have been notified that their employment with us is being terminated, $0.5 million of acquisition-related contingent compensation, professional service and other costs of $0.4 million directly related to integrating acquisitions into our company, partially offset by a write off lease related obligations of $0.4 million.

Business consolidation, transaction and restructuring costs of $4.0 million for the six months ended June 30, 2011, consisted of $2.6 million in business consolidation costs and $1.5 million in restructuring costs. We have classified all transaction and integration related costs to business consolidation costs, transaction and restructuring costs (recoveries), which include personnel costs of $1.1 million related to employees who have been notified that their employment with us is being terminated, $0.1 million of acquisition-related contingent compensation and professional service and other costs of $1.4 million related to our acquisition activities, including the Symyx Merger and the integration of Symyx’s business into ours.
Purchased Intangible Asset Amortization. Purchased intangibles asset amortization decreased to $4.2 million for the six months ended June 30, 2012 , as compared to $4.8 million for the six months ended June 30, 2011. As a percentage of revenue, amortization of purchased intangible assets decreased to 5% for the six months ended June 30, 2012 compared to 7% for the six months ended June 30, 2011 and is related solely to the amortization of backlog, customer relationship and trademark intangible assets acquired in the Acquisitions.
Net Royalty and Other Income
Net royalty and other income increased to $5.2 million for the six months ended June 30, 2012 as compared to $4.1 million for the six months ended June 30, 2011. Significant components of net royalty and other income for the six months ended June 30, 2012 included net royalty revenue of $2.8 million, interest income of $1.2 million, amortization of the discount on promissory notes receivable of $0.4 million and the net gain on the sale of real estate of $2.7 million, partially offset by a foreign currency exchange loss of $0.6 million, amortization of purchased intangible assets of $0.8 million and $0.3 million net loss from rental activities primarily related to write off of certain lease related assets. Significant components of net royalty and other income for the six months ended June 30, 2011 included interest income of $0.7 million, royalty revenue of $3.8 million, and a foreign currency exchange gain of $1.0 million, partially offset by royalty expense of $0.3 million and amortization of purchased intangible assets of $1.2 million. The decrease in net royalty income during the six months ended June 30, 2012 was primarily attributable to the termination of IM’s royalty obligations to Symyx pursuant to the terms of the July 28, 2011 IM Agreement.
Income Tax Expense
Income tax expense increased to $1.1 million for the six months ended June 30, 2012 as compared to income tax expense of $0.5 million for the six months ended June 30, 2011. Income tax expense consists of provision for income taxes for federal and state income taxes in the United States and income taxes in certain foreign tax jurisdictions. Income tax expense related to U.S. and foreign jurisdictions for the six months ended June 30, 2012 was $0.7 million and $0.4 million, respectively. Income tax expense related to U.S. and foreign jurisdictions for the six months ended June 30, 2011 was $0.1 million and $0.3 million, respectively.

Liquidity and Capital Resources
We had cash, cash equivalents, marketable securities, and restricted cash of $167.1 million as of June 30, 2012, as compared to $143.6 million as of December 31, 2011, an increase of $23.5 million. Of these amounts, $42.6 million and $21.8 million as of June 30, 2012 and December 31, 2011, respectively, were held by our foreign subsidiaries. If such funds are needed for our U.S. operations, the repatriation of cash balances from our foreign subsidiaries would result in the recognition and payment of U.S. income taxes. We generally invest our cash and cash equivalents in investment grade, highly liquid fixed income securities. Our marketable securities portfolio is denominated in U.S. Dollars and consists of investment grade, highly liquid securities of various holdings including obligations of U.S. government sponsored enterprises, commercial paper, certificates of deposit, corporate and municipal debt. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk.

The increase in cash, cash equivalents, marketable securities and restricted cash during the six months ended June 30, 2012 was primarily attributable to cash provided by operations of $25.7 million, net proceeds from sale of real estate of $6.8 million and proceeds from the sale of common stock of $4.3 million, net of shares tendered for payment of withholding tax, partially offset by $4.5 million in cash paid for the acquisition of HEOS, purchases of property and equipment of $2.3 million and repurchases of our common stock of $6.0 million.
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
Net cash provided by operating activities	$25,738	$28,192
Net cash provided used in investing activities	(12,465)	(58,756)
Net cash used in financing activities	(1,722)	(3,555)
Net cash provided by operating activities was $25.7 million for the six months ended June 30, 2012, as compared to $28.2 million for the six months ended June 30, 2011. The decrease in cash provided by operating activities during the six months ended June 30, 2012 was primarily attributable to changes in working capital, partially offset by a decrease in our net loss for the six months ended June 30, 2012.
Net cash used in investing activities was $12.5 million for the six months ended June 30, 2012, as compared to net cash used in investing activities of $58.8 million for the six months ended June 30, 2011. Significant components of cash flows from investing activities for the six months ended June 30, 2012 included $4.5 million in cash paid for acquisition of HEOS, net purchases of property and equipment of $2.3 million and purchases of marketable securities of approximately $40.6 million, partially offset by proceeds from maturities of marketable securities of approximately $27.5 million, net proceeds from the sale of real estate of $6.8 million and payments on promissory notes receivable of $0.4 million. Significant components of cash flows from investing activities for the six months ended June 30, 2011 included cash paid for the Contur Acquisition of $9.9 million, funding of acquisition related restricted cash of $0.5 million and acquisition-related prepaid contingent compensation of $2.0 million, net purchases of property and equipment of $2.3 million and purchases of marketable securities of approximately $82.1 million, partially offset by proceeds from maturities of marketable securities of approximately $37.1 million and a decrease of restricted cash of $ 0.9 million.
Net cash used in financing activities was $1.7 million for the six months ended June 30, 2012, as compared to net cash used in financing activities of $3.6 million for the six months ended June 30, 2011. Significant components of cash used in financing activities for the six months ended June 30, 2012 included repurchases of our common stock of $6.0 million, partially offset by $4.3 million of proceeds from the issuance of common stock under our equity incentive plans, reduced by payments made to taxing authorities on behalf of our employees when tendering stock to us for settlement of minimum income tax liability upon vesting of restricted stock units (“RSUs”). Significant components of cash flows from financing activities for the six months ended June 30, 2011 included repurchases of our common stock of $5.0 million, offset by $1.4 million of proceeds from the issuance of our common stock under our employee stock plans, reduced by payments made to taxing authorities on behalf of our employees when tendering stock to us for settlement of minimum income tax liability upon vesting RSUs.
We have funded our activities to date primarily through the sales of software licenses and related services and the issuance of equity securities.
We anticipate that our capital requirements may increase in future periods as a result of seasonal sales trends, additional product development activities and infrastructure investments. Our capital requirements may also increase in future periods as we seek to expand our technology platform through investments, licensing arrangements, technology alliances or acquisitions.
On March 14, 2012, we entered into a Third Repurchase Plan in accordance with Rule 10b5-1 of the Exchange Act. Pursuant to the Third Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we instructed our broker to purchase for our account up to $10.0 million worth of our common stock by December 31, 2012. On April 27, 2012, our board of directors authorized the us to commit up to an additional $2.5 million for the repurchase of our common stock during fiscal 2012.
During the quarter ended March 31, 2012, we repurchased 320,860 shares of our common stock for approximately $2.6 million at a wighted-average cost of $8.40 per share. During April 2012, we repurchased 427,528 shares of our common stock for approximately $3.4 million at a wighted-average average cost of $8.05 per share.
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
As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, such controls.
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
Certain Risks Related to Our Marketplace and Environment
Our revenue from the sale of computer aided design modeling and simulation software to the life science discovery research marketplace, which has historically constituted a significant portion of our overall revenue, has been declining over the past several years and may continue to decline in future years. Historically we have derived a significant portion of our revenue from the sale of computer aided design modeling and simulation software to the discovery research departments in pharmaceutical and biotechnology companies. Based on recurring analyses of incoming orders typically conducted by our sales and marketing departments, we estimate that orders for our computer aided design modeling and simulation software for the life science industry declined approximately 18% between fiscal year 2008 and 2009, approximately 16% between fiscal year 2009 and 2010, approximately 21% during the nine months ended December 31, 2010. Although revenues remained relatively constant for the year ended December 31, 2011, we may experience a decline in revenues in the future. While there is not a linear correlation between product orders and resulting revenue, we believe that our estimates of decreased product orders ultimately reflect a decline in revenue attributable to sales of our computer aided design modeling and simulation software products. We believe this decline is due to several factors, including industry consolidation, a general reduction in the level of discovery research activity by our customers, increased competition, including competition from open source software, and reductions in profit and related information technology spending by our customers. If such declines continue and we do not increase the revenue we derive from our other product and service offerings, our business could be adversely impacted.
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
We are subject to pricing pressures in some of the markets we serve. The market for computer aided design modeling and simulation products for the life science industry is intensely competitive, which has led to significant pricing pressure and declines in average selling price over the past several years. Based on recurring analyses of incoming orders typically conducted by our sales and marketing departments, we estimate that the average sales price of our computer aided design modeling and simulation products for the life science industry declined approximately 10% between fiscal year 2008 and 2009, approximately 14% between fiscal year 2009 and 2010. Although the average price remained relatively constant for the year ended December 31, 2011, we may experience a decline in the future.While there is not a linear correlation between our product pricing and competition in the marketplace, we believe that our estimates of decreased prices ultimately reflect increased competition that has led and may continue to lead to pricing pressure with respect to sales of these products. In response to such increased competition and general adverse economic conditions in this market, we may be required to further modify our pricing practices. Changes in our pricing model could adversely affect our revenue and earnings.
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
We may be required to indemnify Pharmacopeia Drug Discovery, Inc. (“PDD”), or may not be able to collect on indemnification rights from PDD. On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of the spin-off, we agreed to indemnify the indebtedness, liabilities and obligations of PDD. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under certain facility leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be as significant as the remaining future minimum lease payments, which totaled approximately $9.6 million as of June 30, 2012. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any failure by PDD to satisfy its obligations and any required payment by us could have a material adverse effect on our business.

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
As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares. As of July 26 2012, the top ten institutional holders of our common stock held approximately 56.3% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.
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
The following table sets forth information concerning purchases of our common stock during the quarter ended June 30, 2012, which upon repurchase are classified as treasury shares available for general corporate purposes:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
				(In thousands)
4/1/2012- 4/30/2012	427,527	8.05	427,527	$4,000
5/1/2012- 5/31/2012	—	—	—	$4,000
6/1/2012- 6/30/2012	—	—	—	$4,000

Item 5.	Other Information

On March 23, 2012, Symyx Solutions, Inc., our wholly owned subsidiary (the “Seller”), entered into an agreement for the sale of certain real property (as amended, the “Purchase Agreement”) to Olga Issakova and Nikolai Sepetov (together, the “Buyers”) for the aggregate purchase price of $7,250,000 in cash. The real property consisted of land and an office building located at 3100 Central Expressway, Santa Clara, California (the “Property”). The purchase of the Property was completed on June 22, 2012.

There are no material relationships, other than in respect of the Purchase Agreement, among the Buyers and the Seller, Accelrys or any of Accelrys' affiliates.

The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Purchase Agreement, which is attached as Exhibit 10.1 to this Report and is incorporated herein by reference.

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

10.1*	Agreement for Purchase and Sale of Real Property, dated as of March 23, 2012 by and between Symyx Solutions, Inc., as amended.

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
Michael A. Piraino
Executive Vice President and Chief Financial
Officer (Duly Authorized Officer, Principal
Financial Officer and Principal Accounting
Officer)
	Date:	August 3, 2012