Form 10-Q/A
period 2012-06-30
ACCELRYS, INC.
filed 2012-08-30
CIK 1002388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Accelrys, Inc. for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 3, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the consolidated financial statements and related notes included in Part I, Item 1 of the Form 10-Q.

Under Rule 405(a)(2)(ii) of Regulation S-T, this Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, Exhibit 101 is deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise is not subject to liability under those sections.

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

10.1
Agreement for Purchase and Sale of Real Property, dated as of March 23, 2012 by and between Symyx Solutions, Inc., as amended (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

4.2
First Amendment to Rights Agreement, dated as of April 5, 2010, by and between Accelrys, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on April 6, 2010).

31.1*	Section 302 Certification of the Principal Executive Officer

31.2*	Section 302 Certification of the Principal Financial Officer

32.1*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Database.

*	Previously filed with the Company’s quarterly report on Form 10-Q for the period ended June 30, 2012, which was filed with the Securities and Exchange Commission on August 3, 2012.

**
Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELRYS, INC.

By:	/s/ MICHAEL A. PIRAINO
Michael A. Piraino
Executive Vice President and Chief Financial
Officer (Duly Authorized Officer, Principal
Financial Officer and Principal Accounting
Officer)
	Date:	August 30, 2012