Form 10-Q
period 2012-09-30
ACCELRYS, INC.
filed 2012-11-01
CIK 1002388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of October 26, 2012, was 55,637,814 net of treasury shares.

ACCELRYS, INC.
FORM 10-Q — QUARTERLY REPORT
For The Quarterly Period Ended September 30, 2012

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Accelrys, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$92,653	$69,610
Marketable securities	48,292	52,976
Trade receivables, net of allowance for doubtful accounts of $143 as of September 30, 2012 and December 31, 2011	16,694	40,706
Promissory note receivable	930	921
Prepaid expenses, deferred tax assets and other current assets	10,251	11,090
Total current assets	168,820	175,303
Marketable securities, net of current portion	15,670	17,224
Restricted cash	3,499	3,814
Property and equipment, net	8,735	12,108
Goodwill	104,711	100,429
Purchased intangible assets, net	47,095	60,361
Promissory notes receivable, net of current portion	33,906	33,799
Other assets	4,596	4,848
Total assets	$387,032	$407,886
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,176	$3,527
Accrued liabilities	10,391	19,361
Accrued compensation and benefits	10,881	12,372
Current portion of accrued restructuring charges	487	1,322
Current portion of deferred gain on sale of intellectual property	930	921
Current portion of deferred revenue	77,026	81,151
Total current liabilities	100,891	118,654
Deferred revenue, net of current portion	2,760	4,861
Accrued income tax	8,892	8,095
Deferred gain on sale of intellectual property, net of current portion	25,044	25,053
Accrued restructuring charges, net of current portion	373	388
Lease-related liabilities, net of current portion	1,465	2,151
Stockholders’ equity:
Preferred stock, $.0001 par value; 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000 shares authorized; 55,711 and 57,588 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	6	6
Additional paid-in capital	475,517	465,701
Lease guarantee	(226)	(273)
Treasury stock; zero and 1,875 shares at September 30, 2012 and December 31, 2011, respectively	—	(18,340)
Accumulated deficit	(228,005)	(198,208)
Accumulated other comprehensive income (loss)	315	(202)
Total stockholders’ equity	247,607	248,684
Total liabilities and stockholders’ equity	$387,032	$407,886
See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
License and subscription revenue	$23,195	$20,127	$66,291	$58,194
Maintenance on perpetual licenses	9,600	9,166	28,219	25,561
Content	2,919	4,248	9,494	12,568
Professional services and other	4,785	2,710	14,328	8,254
Total revenue	40,499	36,251	118,332	104,577
Cost of revenue:
Cost of revenue	9,839	8,349	29,734	26,564
Amortization of completed technology	2,108	2,184	6,263	6,258
Total cost of revenue	11,947	10,533	35,997	32,822
Gross profit	28,552	25,718	82,335	71,755
Operating expenses:
Product development	9,658	8,261	28,957	25,198
Sales and marketing	12,765	11,516	40,443	37,344
General and administrative	4,358	4,079	13,251	12,420
Business consolidation, transaction and restructuring costs	606	2,205	1,215	6,225
Purchased intangible asset amortization	2,107	2,555	6,320	7,343
Total operating expenses	29,494	28,616	90,186	88,530
Operating loss	(942)	(2,898)	(7,851)	(16,775)
Royalty and other income, net	1,863	882	7,107	4,999
Income (loss) before income taxes	921	(2,016)	(744)	(11,776)
Income tax expense	320	190	1,429	664
Net income (loss)	$601	$(2,206)	$(2,173)	$(12,440)

Net income (loss) per share amounts:
Basic	$0.01	$(0.04)	$(0.04)	$(0.22)
Diluted	$0.01	$(0.04)	$(0.04)	$(0.22)
Weighted average shares used to compute net income (loss) per share:
Basic	55,690	55,373	55,767	55,420
Diluted	56,396	55,373	55,767	55,420
See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$601	$(2,206)	$(2,173)	$(12,440)
Other comprehensive income (loss):
Foreign currency translation adjustment	295	(1,159)	502	(1,879)
Unrealized gain (loss) on marketable securities, net of tax	19	(98)	15	67
Total other comprehensive income (loss)	314	(1,257)	517	(1,812)
Comprehensive income (loss)	$915	$(3,463)	$(1,656)	$(14,252)
See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,173)	$(12,440)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,453	2,877
Amortization	14,162	15,679
Gain on sale of real estate	(2,744)	—
Share-based compensation	5,610	4,148
Prepaid contingent compensation amortization	730	637
Amortization of premium on marketable debt securities	1,011	1,325
Amortization of discount on promissory notes receivable	(701)	(117)
Deferred income taxes	718	270
Other	(451)	(189)
Changes in operating assets and liabilities:
Trade receivables	24,145	18,025
Prepaid expense and other current assets	(67)	525
Other assets	(61)	(174)
Accounts payable	(2,359)	(1,473)
Accrued liabilities, compensation and benefits	(10,680)	(10,353)
Deferred revenue	(6,804)	7,511
Net cash provided by operating activities	22,789	26,251
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(4,500)	(9,863)
Acquisition-related prepaid contingent compensation	—	(2,000)
Purchases of property and equipment, net	(3,289)	(2,974)
Net proceeds from sale of real estate	6,800	—
Purchases of marketable securities	(51,033)	(94,289)
Proceeds from maturities and sales of marketable securities	56,319	61,315
Proceeds from promissory notes receivable	585	—
Net decrease in restricted cash	329	414
Net cash provided by (used) in investing activities	5,211	(47,397)
Cash flows from financing activities:
Payment of contingent consideration liabilities	(250)	—
Proceeds from issuance of common stock	5,153	2,048
Common stock tendered for payment of withholding taxes	(948)	(893)
Repurchases of common stock	(9,284)	(7,000)
Net cash used in financing activities	(5,329)	(5,845)
Effect of changes in exchange rates on cash and cash equivalents	372	50
Increase (decrease) in cash and cash equivalents	23,043	(26,941)
Cash and cash equivalents at beginning of period	69,610	86,316
Cash and cash equivalents at end of period	$92,653	$59,375

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.     Basis of Presentation and Significant Accounting Policies
Financial Statement Preparation
The condensed consolidated financial statements of Accelrys, Inc. (“Accelrys”, “we”, “our” or “us”) as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 are unaudited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”). We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2012 (the “Form 10-K”).
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
Deferred Costs
Occasionally, we enter into professional services arrangements under which resulting revenue is deferred until certain elements of the arrangements are delivered. As a result, if deemed material, we defer the direct variable expense, not exceeding the revenue deferred, in other current assets on the balance sheet until the period when revenue is recognized. Direct and incremental variable expenses include direct labor costs and direct services contracts with third parties working on the software service arrangements. As of both September 30, 2012 and December 31, 2011, we deferred approximately $0.9 million of direct and incremental variable costs related to software service arrangements where the revenue is deferred until future periods.
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
We assess the recoverability of our deferred tax assets on an on-going basis. In making this assessment we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more-likely-than-not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgment. We do not recognize current and future tax benefits until it is more-likely-than-not that our tax positions will be sustained. In general, any realization of our net deferred tax assets will reduce our effective rate in future periods. However, the realization of deferred tax assets that are related to net operating losses (“NOLs”) that were generated by tax deductions resulting from the exercise of non-qualified stock options will be a direct increase to stockholders’ equity.
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
Interest and penalties related to income tax matters are recognized in income tax expense. During each of the three months ended September 30, 2012 and September 30, 2011, we incurred approximately $20,000 in interest and penalties. During each of the nine months ended September 30, 2012 and September 30, 2011, we incurred approximately $0.1 million in interest and penalties.

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
The total consideration for the net assets acquired was $4.5 million, of which, based on our preliminary determination of fair value completed during the third quarter of fiscal 2012, $3.8 million was allocated to goodwill and $0.7 million was allocated to purchased technology intangible assets. This fair value determination is considered preliminary and is subject to revision during the measurement period after obtaining more information regarding preliminary estimates of acquired intangible assets and deferred revenue. We funded the purchase price with cash on hand. All acquisition costs related to the transaction were expensed as incurred. The goodwill related to the HEOS acquisition is deductible over a 15-year period for U.S. income tax purposes.
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
The preliminary determination of fair value is as follows:

(in thousands)
Fair Value of Consideration Transferred	$35,000
Less: Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	299
Accounts receivable	4,336
Other assets	23
Property, plant and equipment	14
Intangible assets	10,880
Other current liabilities	(1,087)
Deferred revenue	(3,515)
Goodwill	$24,050

The above purchase price determination is considered preliminary and is subject to revision during the measurement period. We may adjust the fair value assumptions after obtaining more information regarding preliminary estimates of deferred tax assets and deferred tax liabilities (due to potential limitations on their use). During the nine months ended September 30, 2012, we made measurement period adjustments totaling $0.2 million consisting of $0.1 million to accrued liabilities and $0.1 million to deferred revenue. We did not recast the December 31, 2011 balance sheet as a result of these measurement period adjustments as we did not consider them to be material. There is no tax deductible goodwill as a result of the VelQuest Acquisition.
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
The total consideration for the net assets acquired is up to $11.1 million, consisting of an initial cash payment of $10.6 million, which was paid in connection with the signing and simultaneous closing of the acquisition, and additional consideration of up to $0.5 million upon the achievement of certain agreed-upon performance milestones, payable in equal increments upon each of the first and second anniversaries of the date of the acquisition. In accordance with the terms of the Purchase Agreement, we deposited $0.5 million in an escrow account in our name on the acquisition date for the potential payments for the contingent consideration obligation. During the quarter ended June 30, 2012 the first year performance milestone was met. Accordingly, $0.3 million was released in accordance with the escrow agreement during the quarter ended June 30, 2012. As of September 30, 2012 and December 31, 2011, we had cash balances of $0.3 million and $0.5 million, respectively, related to the escrow account, which are included in the restricted cash line item in the consolidated balance sheets.
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
We made measurement period adjustments totaling $29,000 to accrued income tax balances in the first quarter of fiscal 2012. We did not recast the December 31, 2011 balance sheet as a result of these measurement period adjustments as we did not consider them to be material. There is no tax deductible goodwill as a result of the Contur Acquisition.
In addition to the initial purchase price, we have deposited $2.0 million in an escrow account in the name of the six former equity holders of Contur. The escrowed funds will be released two years following the acquisition date, in $1.0 million increments upon each of the first and second anniversaries of the date of the acquisition if, and to the extent that, no breaches of the representations and warranties have occurred. The $2.0 million is also subject to forfeiture in equal amounts by each of the former equity holders if employment is terminated prior to a two-year retention period. Accordingly, the payment was determined to be compensation for post-acquisition service, the cost of which will be recognized as compensation expense over the two-year retention period. During the quarter ended June 30, 2012, $1.0 million of the escrowed funds were released in accordance with the escrow agreement. The unrecognized contingent compensation expense was $0.4 million as of September 30, 2012, of which $0.2 million is expected to be recognized in each of the fourth quarter of fiscal 2012 and the first half of fiscal 2013.
We have determined that the acquisition of Contur was a non-material business combination. As such, pro forma disclosures are not required and are not presented in this Quarterly Report on Form 10-Q. The consolidated financial statements include the operating results of Contur from the date of acquisition.
3.     Net Income (Loss) Per Share
We compute net income (loss) per share pursuant to FASB ASC Topic 260, Earnings Per Share. Accordingly, basic net income (loss) per share and diluted net income (loss) per share are computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common stock and common stock equivalents outstanding during the period. Potentially dilutive common stock equivalents consist of common stock options and unvested restricted stock units (“RSUs”).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Numerator:
Net income (loss)	601	(2,206)	(2,173)	(12,440)
Denominator for basic and diluted net income (loss) per share:
Weighted average common shares outstanding for basic	55,690	55,373	55,767	55,420
Dilutive potential common stock outstanding:
Stock options	492	—	—	—
Restricted stock	214	—	—	—
Weighted average common shares outstanding for diluted	56,396	55,373	55,767	55,420
Basic net income (loss) per share	$0.01	$(0.04)	$(0.04)	$(0.22)
Diluted net income (loss) per share	$0.01	$(0.04)	$(0.04)	$(0.22)
As we reported a net loss for the nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, basic and diluted net loss per share were the same. Potentially dilutive common stock equivalents that were excluded from the diluted net income per share calculation for the three months ended September 30, 2012 since their effect would be anti-dilutive totaled approximately 3.1 million shares. Potentially dilutive common stock equivalents that were excluded from the diluted net loss per share calculation totaled approximately $7.4 million for the nine months ended September 30, 2012 and $7.1 million for both the three and nine months ended September 30, 2011.
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
Notwithstanding the foregoing, any shares of common stock issued in connection with awards other than stock options and SARs will be counted against the total share limit reserved under the 2011 Plan by applying the Multiplier (as defined below) to the shares of common stock covered by each such award; conversely, shares of common stock returned to or deemed not to have been issued from the 2011 Plan under awards other than stock options and SARs will return to the share reserve at a rate determined by multiplying such number of shares by the Multiplier. The “Multiplier” for awards other than stock options and SARs will be 2.22 shares of common stock for every 1.0 share of common stock issued in connection with such award. For example, a grant of a restricted stock award for 1,000 shares would count as 2,220 shares against the reserve, and if returned to the 2011 Plan, would count as 2,220 shares returned to the 2011 Plan. As of September 30, 2012, there are approximately 13,355,563 shares of our common stock available for issuance under the 2011 Plan.
Share-Based Award Activity
Our stock options generally vest over four years and have a contractual term of seven to ten years. A summary of stock option activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(In thousands, except per share amounts)
Outstanding at December 31, 2011	6,021	$7.64
Granted	1,446	8.04
Exercised	(769)	5.96
Expired/Forfeited	(894)	13.34
Outstanding at September 30, 2012	5,804	$7.08	$10,461	7.28
Exercisable at September 30, 2012	2,666	$6.84	$6,155	5.39
The aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2012 was based on the closing price of our common stock on September 28, 2012 of $8.66 per share.
Options granted during the three and nine months ended September 30, 2012 had a weighted average grant-date fair value per share of $3.50 and $3.51, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2012 was $0.2 million and $1.4 million, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2011 was $28,000 and $0.6 million, respectively.
RSUs granted under our Amended and Restated 2004 Stock Incentive Plan, as amended (the “2004 Plan”), the Symyx 2007 Stock Incentive Plan (the “2007 Plan”), as amended, and the 2011 Plan generally vest annually over three years and, once vested, do not expire. A limited number of RSUs granted under the 2011 Plan vest over one year and, once vested, do not expire.
Upon vesting of an RSU, employees are generally issued an equivalent number of shares of our common stock. A summary of RSU activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands, except per share amounts)
Unvested at December 31, 2011	1,432	$6.82
Granted	662	8.01
Vested	(398)	6.55
Forfeited	(150)	6.98
Unvested at September 30, 2012	1,546	$7.32
Included in the vested shares for the period are approximately 121,905 shares tendered to us by employees for payment of minimum income tax obligations upon vesting of RSUs.
The total fair value of RSUs vested was $2.4 million and $3.1 million for each of the three and nine months ended September 30, 2012, respectively. The total fair value of RSUs vested was $1.8 million and $2.7 million for each of the three and nine months ended September 30, 2011, respectively.
Share-Based Compensation Expense
The estimated fair value of our share-based awards is recognized as a charge against income on a straight-line basis over the requisite service period, which is typically the vesting period of the award. Total share-based compensation expense recognized in our consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Cost of revenue	$204	$79	$493	$216
Product development	490	356	1,246	823
Sales and marketing	438	425	1,692	1,310
General and administrative	891	665	2,226	1,808
Business consolidation, transaction and restructuring costs	(52)	(61)	(47)	(9)
Total stock-based compensation expense	$1,971	$1,464	$5,610	$4,148
No share-based compensation expense was capitalized in the periods presented. At September 30, 2012, the gross amount of unrecognized share-based compensation expense relating to unvested share-based stock options, restricted stock units and ESPP shares was approximately $19.0 million, which we anticipate recognizing as a charge against operations over a weighted average period of 2.5 years.
Stock Repurchases
On November 10, 2010, we entered into a stock repurchase plan with a broker (the “Repurchase Plan”), in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to the Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we instructed the broker to purchase for our account up to $6.0 million worth of our common stock by March 31, 2011. We repurchased 353,955 shares of our common stock for approximately $3.0 million at a weighted-average cost of $8.40 per share during the year ended December 31, 2010 and completed the repurchase of the remaining $3.0 million of our common stock by purchasing 350,553 shares at a weighted-average cost of $8.50 per share, during the quarter ended March 31, 2011.
On March 11, 2011, we entered into a second stock repurchase plan (the “Second Repurchase Plan”) in accordance with Rule 10b5-1 of Exchange Act. Pursuant to the Second Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we instructed the broker to purchase for our account up to an additional $4.0 million worth of our common stock by September 30, 2011. We repurchased 253,624 shares of our common stock for $2.0 million at a weighted-average cost of $7.86 per share during the quarter ended June 30, 2011, and completed the repurchase of the remaining $2.0 million of our common stock by purchasing 273,141 shares at a weighted-average cost of $7.29 per share during the quarter ended September 30, 2011. All of the shares repurchased were recorded as treasury stock upon repurchase.
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
During the quarter ended March 31, 2012, we repurchased 320,860 shares of our common stock for approximately $2.6 million at a weighted-average cost of $7.98 per share. During the quarter ended June 30, 2012, we repurchased 427,527 shares of our common stock for approximately $3.4 million at a weighted-average cost of $8.05 per share.
During the quarter ended September 30, 2012, we repurchased 394,925 shares of our common stock for approximately $3.3 million at a weighted-average cost of $8.23 per share, pursuant to the Third Repurchase Plan. We have made cumulative repurchases of 2,374,585 shares, at a cost of approximately $19.3 million since we began our repurchase program in November 2010.
Retirement of Treasury Stock

During the nine months ended September 30, 2012, we retired 3.0 million shares of our treasury stock. These shares remain as authorized shares; however they are now considered unissued. In accordance with FASB ASC Topic 505, Equity, the retirement of our treasury stock resulted in a reduction in our treasury stock and a corresponding increase in our accumulated deficit of $27.6 million. There was no effect on the total stockholders' equity position as a result of the retirement.

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
Marketable securities as of September 30, 2012 and December 31, 2011 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2012:
Short-Term Marketable Securities:
U.S. Treasury securities	$3,101	$8	$—	$3,109
U.S. government and agency securities	5,402	2	—	5,404
Commercial paper and certificates of deposit	11,046	3	—	11,049
Corporate debt securities	28,708	24	(2)	28,730
Municipal debt securities	—	—	—	—
Total Short-Term Marketable Securities	$48,257	$37	$(2)	$48,292
Long-Term Marketable Securities:
U.S. Treasury securities	$1,503	$22	$—	$1,525
U.S. government and agency securities	679	6	—	685
Corporate debt securities	13,410	50	—	13,460
Total Long-Term Marketable Securities	$15,592	$78	$—	$15,670

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2011:
Short-Term Marketable Securities:
U.S. Treasury securities	$2,505	$8	$—	$2,513
U.S. government and agency securities	9,516	10	—	9,526
Commercial paper and certificates of deposit	3,449	—	—	3,449
Corporate debt securities	33,780	35	(22)	33,793
Municipal debt securities	3,695	—	—	3,695
Total Short-Term Marketable Securities	$52,945	$53	$(22)	$52,976
Long-Term Marketable Securities:
U.S. Treasury securities	$3,307	$49	$—	$3,356
U.S. government and agency securities	1,759	25	—	1,784
Corporate debt securities	12,100	13	(29)	12,084
Total Long-Term Marketable Securities	$17,166	$87	$(29)	$17,224

As of September 30, 2012 and December 31, 2011, we did not have any investments in marketable securities with material unrealized loss position for twelve months or greater.
We assess our marketable securities for impairment under the guidance provided by ASC Topic 320. Accordingly, we review the fair value of our marketable securities at least quarterly to determine if declines in the fair value of individual securities are other-than-temporary in nature. If we believe the decline in the fair value of an individual security is other-than-temporary, we write-down the carrying value of the security to its estimated fair value, with a corresponding charge against income. To determine if a decline in the fair value of an investment is other-than-temporary, we consider several factors, including, among others, the period of time and extent to which the estimated fair value has been less than cost, overall market conditions, the historical and projected future financial condition of the issuer of the security and our ability and intent to hold the security for a period of time sufficient to allow for a recovery of the market value. The unrealized losses related to our marketable securities held as of September 30, 2012 and December 31, 2011 were primarily caused by recent fluctuations in market interest rates, and not the credit quality of the issuer, and we have the ability and intent to hold these securities until a recovery of fair value, which may be at maturity. As a result, we do not believe these securities to be other-than-temporarily impaired as of September 30, 2012.
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
Freeslate
We have determined that one of the entities, Freeslate Inc. (“Freeslate”), in which we carry an approximately 19.5% equity interest, is a variable interest entity in which we are not the primary beneficiary. The key factors in our assessment were that Freeslate’s management team and board of directors were solely responsible for all economic aspects of the entity, including key business decisions that impact Freeslate’s economic performance, and we do not have power, through our variable interest, to direct the activities that most significantly impact the economic performance of Freeslate. We also do not hold any seats on Freeslate’s board of directors. Accordingly, we account for our investment in Freeslate as a cost method investment. The carrying value of our investment in Freeslate was $1.0 million as of both September 30, 2012 and December 31, 2011 and is included in the other assets line on our consolidated balance sheet. In addition to our equity interest, we have a warrant allowing us to retain our 19.5% interest in the event of dilution through future stock issuances under Freeslate’s existing stock plans. We have determined that as of September 30, 2012, our investment in Freeslate is not impaired.
We also hold an unsecured promissory note receivable with a face value of $10.0 million from Freeslate, which bears interest at 8% per annum payable annually in arrears. The note requires principal payments in the amount of $1.0 million starting on March 1, 2014 and continuing annually until March 1, 2019, with the final principal payment of $4.0 million due on March 1, 2020. As the note receivable was acquired in the Symyx Merger, it was revalued in purchase accounting to its then fair value of $8.8 million. The note receivable is not measured at fair value on a recurring basis, but is periodically reviewed for possible impairment. The note receivable had a carrying amount of $8.9 million as of both September 30, 2012 and December 31, 2011.
Our maximum exposure to loss as a result of our interests in Freeslate is limited to the aggregate of the carrying value of our equity investment and promissory note receivable. There were no future funding commitments as of September 30, 2012 related to Freeslate.
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
As consideration for the foregoing, IM agreed to: (i) use its commercially reasonable efforts to allow Symyx to be included as a selling stockholder in IM’s initial public offering (the “IPO”) with respect to not less than all of the IM shares held by Symyx (with Symyx being obligated to sell such shares); (ii) to the extent the gross proceeds from Symyx’s sale of all of its IM shares in the IPO were less than $67.0 million, issue a secured promissory note to Symyx upon the consummation of the IPO in an amount equal to such shortfall; and (iii) reimburse Symyx for 50% of the underwriting discounts and commission payable by Symyx with respect to the sale of such shares in the IPO. In addition, pursuant to the IM Agreement, IM agreed to continue to sublicense from Symyx its rights to certain patents and to assume certain royalty and license fee obligations relating thereto.
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
Pursuant to the terms of the IM Agreement, IM issued to Symyx a secured promissory note receivable in a principal amount equal to $27.3 million, representing the difference between $67.0 million and the aggregate gross proceeds from Symyx’s sale of its IM common stock in the IPO. The note receivable has a term of 24 months and an interest rate equal to 4% and is payable in quarterly installments such that an amount equal to the greater of $500,000 per quarter or the amount of accrued interest for such quarter would be payable at the end of each such quarter, with a balloon payment due at maturity. The note is pre-payable by IM at any time without penalty or premium and is secured by a proportionate amount of IM’s tangible fixed assets, excluding intellectual property.
The note receivable was discounted to a fair value of $26.0 million, representing the consideration for the patents transferred to IM, which we carried as purchased technology intangible assets acquired in the Symyx Merger, and the termination of IM’s royalty obligations to Symyx. In connection with the sale of the intellectual property we wrote off intangible assets sold to IM with a net book value of $4.3 million in the fourth quarter of fiscal 2011 and based on our assessment of the relevant revenue recognition guidance and other factors we deferred the recognition of the portion of the net gain equal to the fair value of the note receivable of $26.0 million. We will recognize this gain when payments become due on the note receivable to the extent they exceed interest due and the amortization of the discount on the note receivable. During the nine months ended September 30, 2012, we received the first three quarterly installments due on the note of $500,000 each, which were applied to interest and discount and as such, no gain on sale was recognized. In addition, based on our evaluation of the contractual terms of the promissory note receivable and its collectability as of September 30, 2012, we believe the promissory note receivable meets the definition of a financial asset, therefore we have recorded the note receivable at expected net realizable value on our consolidated balance sheet with a current and a long-term portion of $0.9 million and $25.0 million, respectively. The fair value of the note was based on a market interest rate of 6.89% for comparable instruments.
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
We recorded an acquisition-related liability for contingent consideration representing the amounts payable to former Contur equity holders, as outlined under the terms of the Purchase Agreement, upon the achievement of certain agreed-upon performance milestones. The fair value of this Level 3 liability is estimated based on a discounted probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving the milestone criteria. Subsequent changes in the fair value of the contingent consideration liability are recorded in the statement of operations and result from updates to assumed probability of achievement of milestones and adjustments to the discount periods and rates. Since the May 19, 2011 acquisition date, we have recognized a $0.1 million increase to the $0.3 million acquisition date liability for contingent consideration, to a balance of $0.2 million as of September 30, 2012, after the payment of the first year milestone as discussed in Note 2.
The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy:

	Carrying Value at September 30, 2012	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2012:
Cash equivalents (1)	$42,242	$42,223	$19	$—
Short-Term Marketable Securities:
U.S. Treasury securities	3,109	3,109	—	—
U.S. government and agency securities	5,404	—	5,404	—
Commercial paper and certificates of deposit	11,049	—	11,049	—
Corporate debt securities	28,730	—	28,730	—
Municipal debt securities	—	—	—	—
Long-Term Marketable Securities:
U.S. Treasury securities	1,525	1,525	—	—
U.S. government and agency securities	685	—	685	—
Corporate debt securities	13,460	—	13,460	—
Foreign currency forward contracts not designated as hedges	54	—	54	—
Total assets at fair value	$106,258	$46,857	$59,401	$—
Liabilities:
Acquisition-related contingent consideration	$180	$—	$—	$180
Total liabilities at fair value	$180	$—	$—	$180

(1)	Cash equivalents are included in the Cash and cash equivalents line in the consolidated balance sheet

There were no transfers between Level 1 and Level 2 securities during the three and nine months ended September 30, 2012.

	Carrying Value at December 31, 2011	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2011:
Cash equivalents (1)	$30,541	$27,440	$3,101	$—
Short-Term Marketable Securities:
U.S. Treasury securities	2,513	2,513	—	—
U.S. government and agency securities	9,526	—	9,526	—
Commercial paper and certificates of deposit	3,449	—	3,449	—
Corporate debt securities	33,793	—	33,793	—
Municipal debt securities	3,695	—	3,695	—
Long-Term Marketable Securities:
U.S. Treasury securities	3,356	3,356	—	—
U.S. government and agency securities	1,784	—	1,784	—
Corporate debt securities	12,084	—	12,084	—
Total assets at fair value	$100,741	$33,309	$67,432	—
Liabilities:
Acquisition-related contingent consideration	$413	$—	$—	$413
Foreign currency forward contracts not designated as hedges	117	—	117	—
Total liabilities at fair value	$530	$—	$117	$413

(1)	Cash equivalents are included in the Cash and cash equivalents line in the consolidated balance sheet

The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2012 (in thousands):

Balance at December 31, 2011	$413
Expenses recorded due to changes in fair value	17
Payments	(250)
Balance at September 30, 2012	$180
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

8.     Goodwill and Purchased Intangible Assets
Intangible assets consist of the following as of September 30, 2012 and December 31, 2011

	September 30, 2012			December 31, 2011
	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization
		(In thousands)			(In thousands)
Intangible assets subject to amortization:
Purchased technology	8	$54,341	$29,597	8	$53,509	$22,160
Purchased customer relationships	7	26,000	12,182	7	25,906	8,158
Purchased backlog	3	7,740	5,854	3	7,740	4,390
Purchased contract base	5	50	50	5	50	50
Purchased intellectual property	5	1,998	1,756	5	1,998	1,448
Purchased trademark/tradename	5	6,737	2,832	5	6,712	1,848
		$96,866	$52,271		$95,915	$38,054
Intangible assets not subject to amortization:
Purchased trademark/tradename		$2,500			$2,500
As discussed in Note 2, intangible assets related to the acquisition of HEOS are included based on our preliminary purchase price determination and are subject to change during the measurement period.
Intangible assets are amortized over their estimated useful lives either on a straight-line or accelerated basis that reflects the pattern in which the economic benefits of the intangible assets are expected to be realized, which range from two to fifteen years, with no residual value. Intangible asset amortization expense was $4.7 million and $14.2 million for the three and nine months ended September 30, 2012, respectively. Intangible asset amortization expense was $5.4 million and $15.7 million for the three and nine months ended September 30, 2011, respectively.
Future estimated amortization expense for intangible assets as of September 30, 2012 is as follows and is subject to change as a result of measurement period adjustments (in thousands):

2012 (remaining three months)	$4,755
2013	14,860
2014	10,365
2015	6,157
2016	3,452
Thereafter	5,006
Total	$44,595
The changes to the carrying amount of goodwill for the nine months ended September 30, 2012, are as follows (in thousands):

Balance at December 31, 2011	$100,429
Goodwill acquired in the HEOS Acquisition	3,750
Goodwill measurement period adjustments	220	(1)
Effect of foreign exchange	312
Balance at September 30, 2012	$104,711
(1) As discussed in Note 2, we made total measurement period adjustments related to the VelQuest Acquisition of $0.2 million consisting of $0.1 million to accrued liabilities and $0.1 million to deferred revenue offset by a measurement period adjustment of $29,000 to accrued income tax balances related to the Contur Acquisition.

9.     Guarantees
Guarantee of Lease Obligation of Others
On April 30, 2004, we spun-off our drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. (“PDD”), into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. The landlords of our New Jersey facilities, which were used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $9.1 million as of September 30, 2012. In the event that PDD defaults on its lease commitment, we are permitted under the guarantee to sublease the facility in order to mitigate our lease obligation. In fiscal 2005, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair value of the guarantee. Changes to the fair value of the liability are recognized in stockholders’ equity. The liability for our guarantee of the lease obligation was $0.2 million and $0.3 million at September 30, 2012 and December 31, 2011, respectively.
Other Guarantees and Indemnifications
We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and the likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of September 30, 2012.
10.     Restructuring Activities
The following summarizes the changes in our accrued restructuring charges liability:

	Severance and Related Costs	Lease Obligation Exit and Facility Closure Costs	Total
	(In thousands)
Balance at March 31, 2011	$2,866	$1,241	$4,107
Additional severance and lease abandonment charges	1,765	187	1,952
Adjustments to liability	(36)	(155)	(191)
Cash payments	(3,563)	(600)	(4,163)
Effect of foreign exchange	5	—	5
Balance at December 31, 2011	$1,037	$673	$1,710
Additional severance and lease abandonment charges	22	—	22
Adjustments to liability	—	117	117
Cash payments	(836)	(176)	(1,012)
Effect of foreign exchange	(2)	25	23
Balance at September 30, 2012	$221	$639	$860
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
On April 28, 2011, we committed to the implementation of a reduction in force of approximately ten to fifteen employees, in connection with the streamlining of our operations and the integration of our Content business. As a result, we incurred total severance charges of approximately $1.0 million during the year ended December 31, 2011, of which $0.6 million was paid during fiscal 2011 and $0.4 million was paid during the nine months ended September 30, 2012.
In July 2010, as a result of the Symyx Merger, we implemented a plan to terminate the employment of approximately 80 employees in the U.S., Europe and the Asia-Pacific region. As a result of such terminations, we have incurred total severance charges of approximately $5.3 million, with $0.8 million incurred during the year ended December 31, 2011 and $4.5 million incurred during the year ended December 31, 2010. As of September 30, 2012, approximately $5.1 million in cash payments had been made with the remaining balance of $0.2 million expected to be paid during the fourth quarter of fiscal 2012.
Prior to the Symyx Merger, Symyx had implemented various restructuring plans under which lease obligations of approximately $0.1 million remain as of September 30, 2012 and terminate in 2016. Additionally, prior to 2007, we had implemented a restructuring plan under which we have remaining lease obligations of approximately $0.6 million as of September 30, 2012. These lease obligations terminate in 2022.
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
Royalty and other income, net consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30 2012	September 30, 2011	September 30 2012	September 30, 2011
	(In thousands)
Royalty income, net	$1,199	$1,183	$3,962	$4,638
Net interest income	601	237	1,767	908
Amortization of discount on promissory notes receivable	274	38	701	114
Foreign currency transaction gain (loss)	157	(128)	(449)	900
Purchased intangible assets amortization	(424)	(591)	(1,272)	(1,773)
Net gain on sale of real estate	—	—	2,744	—
Net income (loss) from rental activities	—	158	(338)	158
Other	56	(15)	(8)	54
Total royalty and other income, net	$1,863	$882	$7,107	$4,999

In June 2012, we sold real property comprised of land and an office building located in Santa Clara, California, for a net sales price of $6.8 million. We recorded a pre-tax gain of approximately $2.7 million on the sale in royalty and other income, net, as this property was not utilized in our ongoing operations since its acquisition in the Symyx Merger.

12.     Legal Proceedings

In July 2012, a customer of one of our subsidiaries provided us with a request for arbitration, and on October 5, 2012, served us with its Statement of Case in connection with the arbitration, which is pending before the London Court of International Arbitration. The dispute relates to certain software and professional services arrangements that the customer claims were not completed pursuant to the terms of the underlying agreements. We intend to vigorously defend against such claims and to assert counterclaims for payments owed to us. Because of the uncertainties related to this arbitration, we are currently unable to predict the ultimate outcome or make a meaningful estimate of the reasonably possible loss that could result from an unfavorable outcome. However, we believe that it is possible that an unfavorable outcome could result in a material adverse effect on our results of operations, liquidity or financial position.
We are also subject to various other claims and legal proceedings arising in the ordinary course of our business. In connection with our regular assessments of such other claims and legal proceedings, we accrue an estimated loss contingency in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. However, a determination as to the amount of the accrual required for such contingencies is highly subjective and requires judgments about future events. As a result, the amount of ultimate loss, if any, may differ from our estimates. Nevertheless, management believes that the disposition of such matters, in the aggregate, will not have a material adverse effect on our results of operations, liquidity or financial position.

13.     Recent Accounting Pronouncements
In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires retrospective application, and both ASU’s are effective for annual reporting periods beginning after December 15, 2011 and the interim reporting periods within those years. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 requires entities to report all non-owner changes in stockholders’ equity in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, or when an item must be reclassified to net income. ASU 2011-12 defers the changes in ASU 2011-05 that pertain to how, when and where reclassification adjustments are presented. We adopted these standards in the first quarter of fiscal 2012 and presented a separate statement of comprehensive income. The adoption of these standards did not affect our financial position or results of operations.
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
14.     Subsequent events
On October 23, 2012, we acquired Aegis Analytical Corp. (“Aegis”) for total cash consideration of $30.0 million. We acquired Aegis as part of our strategy to expand our product portfolio to complement our current software offerings, expand our footprint in downstream operations and reinforce our position as a leader in scientific innovation lifecycle management software. We funded the purchase price with cash on hand.
On October 26, 2012, our board of directors authorized us to commit up to $15.0 million for the repurchase of our common stock pursuant to a program to be executed in accordance with a Rule 10b5-1 trading plan during fiscal 2013.

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
Unless the context requires otherwise, in this Report the terms “we”, “us” and “our” refer to Accelrys, Inc. and its wholly owned or indirect subsidiaries, and their respective predecessors.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Report.
Overview
On July 1, 2010, pursuant to the terms of the Agreement and Plan of Merger and Reorganization, dated April 5, 2010 (the “Merger Agreement”), by and among us, Alto Merger Sub, Inc., our wholly-owned subsidiary (“Merger Sub”), and Symyx Technologies, Inc. (“Symyx”), Merger Sub merged with and into Symyx, with Symyx surviving as our wholly owned subsidiary (the “Symyx Merger”). Symyx’s operating results are included in our consolidated financial statements and results of operations beginning July 1, 2010.
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
On October 23, 2012, pursuant to the terms of the Agreement and Plan of Merger, dated as of such date, by among us, Aardvark Acquisition Corp., our wholly owned subsidiary (“Aegis Merger Sub”), Aegis Analytical Corporation (“Aegis”) and Shareholder Representative Services LLC, Aegis Merger Sub merged with and into Aegis, with Aegis surviving as our wholly owned subsidiary (the “Aegis Merger”). The information presented in this Report does not give effect to the Aegis Merger.
Our Business
We develop and commercialize scientific informatics software products and services for industries and organizations that rely on scientific innovation to differentiate themselves in the marketplace. Historically, our products were primarily utilized by our customers’ research organizations. As a result of the Acquisitions, we increased the breadth and depth of our scientific product portfolio by adding a set of complementary scientific applications, content databases, technologies and domain expertise. In addition, we have expanded our focus to include products that are utilized by our customers’ development and early manufacturing organizations. In particular, the addition of the VelQuest suite of products gives us even greater capability downstream, extending our solutions into the quality assurance and quality control areas in large pharmaceutical companies. Collectively, our products and services are intended to optimize our customers’ research and development value chain, from early research through development into early manufacturing. Our software is used by our customers’ scientists, biologists, chemists and information technology professionals to design, execute and manage scientific experiments in-silico or in the lab and to aggregate, mine, manage, analyze and interactively report on the scientific data from those experiments. Our solutions also enable the development process to scale more effectively and bring increased automation to the transition from development to early manufacturing, manage quality control with external collaborators and reduce compliance risk. The ability to integrate and access data from diverse data sources and to make that information accessible throughout the scientific value chain enables our customers to reduce costs, enhance productivity and more efficiently provide innovative and effective products to their customers.
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

Comparison of the Three Months Ended September 30, 2012 and 2011
The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Three Months Ended September 30,
	2012	2011
Revenue:
License and subscription revenue	57%	56%
Maintenance on perpetual licenses	24%	25%
Content	7%	12%
Professional services and other	12%	7%
Total revenue	100%	100%
Cost of revenue:
Cost of revenue	24%	23%
Amortization of completed technology	5%	6%
Total cost of revenue	29%	29%
Gross profit	71%	71%
Operating expenses:
Product development	24%	23%
Sales and marketing	32%	32%
General and administrative	11%	11%
Business consolidation, transaction and restructuring costs	1%	6%
Purchased intangible asset amortization	5%	7%
Total operating expenses	73%	79%
Operating loss	(2)%	(8)%
Royalty and other income, net	5%	2%
Income (loss) before income taxes	2%	(6)%
Income tax expense	1%	1%
Net income (loss)	1%	(6)%
Due to rounding to the nearest percent, totals may not equal the sum of the line items in the table above.
Revenue
Total revenue increased to $40.5 million for the three months ended September 30, 2012, as compared to $36.3 million for the three months ended September 30, 2011. The increase in revenue during the quarter ended September 30, 2012 was attributable to incremental revenue from the Contur and VelQuest acquisitions, combined with a decrease in the impact of acquisition-related valuation adjustments on revenue recognition related to the Symyx Merger and the Contur Acquisition. Total revenue generated in the U.S. accounted for $19.8 million, or 49% of revenue for the three months ended September 30, 2012, compared with $16.7 million, or 46% of revenues for the three months ended September 30, 2011. International revenues accounted for $20.7 million, or 51% of revenue for the three months ended September 30, 2012, compared with $19.6 million, or 54% of revenues for the three months ended September 30, 2011.
License and subscription revenue. License and subscription revenue increased to $23.2 million for the three months ended September 30, 2012, as compared to $20.1 million for the three months ended September 30, 2011. As a percentage of total revenue, license and subscription revenue increased to 57% for the three months ended September 30, 2012, as compared to 56% for the three months ended September 30, 2011. The increase in license and subscription revenue during the quarter ended September 30, 2012 was primarily attributable to additional revenue resulting from the Contur and the VelQuest acquisitions, combined with an incremental increase as a result of a decrease in revenue impacted by acquisition-related valuation adjustments related to the Symyx Merger.
Maintenance on perpetual licenses. Maintenance on perpetual licenses revenue increased to $9.6 million for the three months ended September 30, 2012, as compared to $9.2 million for the three months ended September 30, 2011. As a percentage of total revenue, revenue from maintenance on perpetual licenses decreased slightly to 24% for the three months ended September 30, 2012, as compared to 25% for the three months ended September 30, 2011. The increase in revenue from maintenance on perpetual licenses during the quarter ended September 30, 2012 was primarily related to incremental revenue from the VelQuest Acquisition.
Content. Content revenue decreased to $2.9 million for the three months ended September 30, 2012, as compared to $4.2 million for the three months ended September 30, 2011. As a percentage of total revenue, content revenue decreased to 7% for the three months ended September 30, 2012, as compared to 12% for the three months ended September 30, 2011. The decrease in content revenue during the quarter ended September 30, 2012 was attributable to the previously announced phase-out of certain content product lines.
Professional services and other. Professional services and other revenue increased to $4.8 million for the three months ended September 30, 2012, as compared to $2.7 million for the three months ended September 30, 2011. As a percentage of total revenue, professional services and other revenue increased to 12% for the three months ended September 30, 2012, as compared to 7% for the three months ended September 30, 2011. The increase in revenue from professional services and other during the quarter ended September 30, 2012 was primarily attributable to an increase in revenue from contract research engagements.
Total Cost of Revenue
Cost of Revenue. Cost of revenue increased to $9.8 million for the three months ended September 30, 2012, as compared to $8.3 million for the three months ended September 30, 2011. As a percentage of revenue, cost of revenue increased slightly to 24% for the three months ended September 30, 2012, as compared to 23% for the three months ended September 30, 2011. The increase in cost of revenue during the quarter ended September 30, 2012 was primarily attributable to an increase in personnel and related expenses in our services department of approximately $0.9 million from higher headcount, combined with an increase in consulting and professional fees of approximately $0.4 million and an increase in overhead expense of approximately $0.3 million, partially offset by a decrease in distributor commission expense of approximately $0.1 million.
Amortization of Completed Technology. Amortization of completed technology decreased slightly to $2.1 million for the three months ended September 30, 2012, as compared to $2.2 million for the three months ended September 30, 2011. As a percentage of revenue, amortization of completed technology decreased to 5% for the three months ended September 30, 2012, as compared to 6% for the three months ended September 30, 2011.
Operating Expenses
Product Development Expenses. Product development expenses increased to $9.7 million for the three months ended September 30, 2012, as compared to $8.3 million for the three months ended September 30, 2011. As a percentage of revenue, product development expenses increased slightly to 24% for the three months ended September 30, 2012, as compared to 23% for the three months ended September 30, 2011. The increase in product development expenses during the quarter ended September 30, 2012 was primarily attributable to an increase in personnel and related expenses of approximately $1.3 million as a result of higher headcount and an increase in professional fees of approximately $0.1 million.
Sales and Marketing Expenses. Sales and marketing expenses increased to $12.8 million for the three months ended September 30, 2012, as compared to $11.5 million for the three months ended September 30, 2011. As a percentage of revenue, sales and marketing expenses were consistent at 32% for both the three months ended September 30, 2012 and the three months ended September 30, 2011. The increase in sales and marketing expenses during the quarter ended September 30, 2012 was primarily attributable to an increase in personnel and related expenses of approximately $1.1 million and an increase in professional fees of $0.2 million, partially offset by a decrease in overhead expense of approximately $0.1 million.
General and Administrative Expenses. General and administrative expenses increased to $4.4 million for the three months ended September 30, 2012, as compared to $4.1 million for the three months ended September 30, 2011. As a percentage of revenue, general and administrative expenses remained consistent at 11% for both the three months ended September 30, 2012 and the three months ended September 30, 2011. The increase in general and administrative expenses during the quarter ended September 30, 2012 was primarily attributable to an increase in personnel-related expenses of $0.6 million, partially offset by a decrease in professional services and other costs of $0.2 million and a decrease in overhead expense of $0.1 million.
Business Consolidation, Transaction and Restructuring Costs. Net business consolidation, transaction and restructuring costs of $0.6 million for the three months ended September 30, 2012 consisted primarily of costs related to recent acquisitions. As a percentage of revenue, net business consolidation and restructuring costs were 1% for the three months ended September 30, 2012, as compared to 6% for the three months ended September 30, 2011. We have classified all transaction and integration-related costs to business consolidation costs, transaction and restructuring costs, which for the three months ended September 30, 2012 included personnel costs of $0.2 million consisting mainly of acquisition-related contingent compensation and professional services costs of $0.4 million. Business consolidation, transaction and restructuring costs of $2.2 million for the three months ended September 30, 2011, consisted of $1.9 million in business consolidation costs and $0.3 million in restructuring costs. We have classified all transaction and integration related costs to business consolidation costs, which include personnel costs of $0.6 million related to employees who were notified that their employment with us was being terminated, $0.5 million of acquisition related contingent compensation related to the Contur acquisition and professional service and other costs of $0.8 million directly related to our acquisition activities, including the integration of Symyx’s and Contur’s businesses into ours.
Purchased Intangible Asset Amortization. Purchased intangibles asset amortization decreased to $2.1 million for the three months ended September 30, 2012, as compared to $2.6 million for the three months ended September 30, 2011. As a percentage of revenue, purchased intangible assets amortization decreased to 5% for the three months ended September 30, 2012, as compared to 7% for the three months ended September 30, 2011 and was related solely to the amortization of backlog, customer relationship and trademark intangible assets acquired in the Acquisitions.
Royalty and Other Income, net
Royalty and other income, net increased to $1.9 million for the three months ended September 30, 2012 as compared to $0.9 million for the three months ended September 30, 2011. Significant components of royalty and other income, net for the three months ended September 30, 2012 included net royalty income of $1.2 million, interest income of $0.6 million, amortization of the discount on promissory notes receivable of $0.3 million and foreign currency exchange gain of $0.2 million, partially offset by amortization of purchased intangible assets of $0.4 million. Significant components of royalty and other income, net for the three months ended September 30, 2011 included net interest income of $0.3 million, royalty revenue of $1.3 million and rental income of $0.2 million, partially offset by a foreign currency exchange loss of $0.1 million, royalty expense of $0.1 million and amortization of purchased intangible assets of $0.6 million.
Income Tax Expense
Income tax expense was $0.3 million for the three months ended September 30, 2012 as compared to income tax expense of $0.2 million for the three months ended September 30, 2011. Income tax expense consists of provision for income taxes for federal and state income taxes in the U. S. and income taxes in certain foreign tax jurisdictions. Income tax expense related to U.S. and foreign jurisdictions for the three months ended September 30, 2012 was $0.1 million and $0.2 million, respectively. Income tax expense for the three months ended September 30, 2011 was primarily related to U.S. jurisdictions.

Comparison of the Nine Months Ended September 30, 2012 and 2011
The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Nine Months Ended September 30,
	2012	2011
Revenue:
License and subscription revenue	56%	56%
Maintenance on perpetual licenses	24%	24%
Content	8%	12%
Professional services and other	12%	8%
Total revenue	100%	100%
Cost of revenue:
Cost of revenue	25%	25%
Amortization of completed technology	5%	6%
Total cost of revenue	30%	31%
Gross profit	70%	69%
Operating expenses:
Product development	24%	24%
Sales and marketing	34%	36%
General and administrative	11%	12%
Business consolidation, transaction and restructuring costs	1%	6%
Purchased intangible asset amortization	5%	7%
Total operating expenses	76%	85%
Operating loss	(7)%	(16)%
Royalty and other income, net	6%	5%
Loss before income taxes	(1)%	(11)%
Income tax expense	1%	1%
Net loss	(2)%	(12)%
Due to rounding to the nearest percent, totals may not equal the sum of the line items in the table above.
Revenue
Total revenue increased to $118.3 million for the nine months ended September 30, 2012, as compared to $104.6 million for the nine months ended September 30, 2011. The increase in revenue during the nine months ended September 30, 2012 was attributable to a decrease in the impact of acquisition-related valuation adjustments on revenue recognition related to the Symyx Merger, combined with incremental revenue from the VelQuest and Contur acquisitions. Total revenue generated in the U.S. accounted for $57.9 million, or 49% of revenue for the nine months ended September 30, 2012, compared with $48.6 million, or 47% of revenues for the nine months ended September 30, 2011. International revenues accounted for $60.4 million, or 51% of revenue for the nine months ended September 30, 2012, compared with $56.0 million, or 53% of revenues for the nine months ended September 30, 2011.
License and subscription revenue. License and subscription revenue increased to $66.3 million for the nine months ended September 30, 2012, as compared to $58.2 million for the nine months ended September 30, 2011. As a percentage of total revenue, license and subscription revenue was consistent at 56% for both the nine months ended September 30, 2012 and 2011. The increase in license and subscription revenue during the nine months ended September 30, 2012 was primarily attributable to additional revenue resulting from the Contur Acquisition, combined with an incremental increase as a result of a decrease in revenue impacted by acquisition-related valuation adjustments related to the Symyx Merger.
Maintenance on perpetual licenses. Maintenance on perpetual licenses revenue increased to $28.2 million for the nine months ended September 30, 2012, as compared to $25.6 million for the nine months ended September 30, 2011. As a percentage of total revenue, revenue from maintenance on perpetual licenses was consistent at 24% for both the nine months ended September 30, 2012 and 2011. The increase in revenue from maintenance on perpetual licenses during the nine months ended September 30, 2012 was primarily attributable to incremental revenue from the VelQuest Acquisition, combined with an incremental increase as a result of a decrease in revenue impacted by acquisition-related valuation adjustments related to the Symyx Merger.
Content. Content revenue decreased to $9.5 million for the nine months ended September 30, 2012, as compared to $12.6 million for the nine months ended September 30, 2011. As a percentage of total revenue, content revenue decreased to 8% for the nine months ended September 30, 2012, as compared to 12% for the nine months ended September 30, 2011. The decrease in content revenue during the nine months ended September 30, 2012 is attributable to the previously announced phase-out of certain content product lines.
Professional services and other. Professional services and other revenue increased to $14.3 million for the nine months ended September 30, 2012, as compared to $8.3 million for the nine months ended September 30, 2011. As a percentage of total revenue, professional services and other revenue increased to 12% for the nine months ended September 30, 2012, as compared to 8% for the nine months ended September 30, 2011. The increase in revenue from professional services and other during the nine months ended September 30, 2012 was primarily attributable to an increase in revenue from solution consulting and contract research engagements.
Total Cost of Revenue
Cost of Revenue. Cost of revenue increased to $29.7 million for the nine months ended September 30, 2012, as compared to $26.6 million for the nine months ended September 30, 2011. As a percentage of revenue, cost of revenue remained consistent at 25% for both the nine months ended September 30, 2012 and the nine months ended September 30, 2011. The increase in cost of revenue during the nine months ended September 30, 2012 was primarily attributable to increases in personnel and related expenses in our services department of approximately $2.9 million from higher headcount, consulting and professional fees of approximately $0.5 million, overhead expense of approximately $0.2 and capitalized labor costs of $0.3 million, partially offset by a decrease in software and content royalties of approximately $0.5 million and a decrease in distributor commissions of approximately $0.1 million.
Amortization of Completed Technology. Amortization of completed technology was $6.3 million for both the nine months ended September 30, 2012 and the nine months ended September 30, 2011. As a percentage of revenue, amortization of completed technology decreased slightly to 5% for the nine months ended September 30, 2012, as compared to 6% for the nine months ended September 30, 2011.
Operating Expenses
Product Development Expenses. Product development expenses increased to $29.0 million for the nine months ended September 30, 2012, as compared to $25.2 million for the nine months ended September 30, 2011. As a percentage of revenue, product development expenses remained consistent at 24% for each of the nine months ended September 30, 2012 and September 30, 2011. The increase in product development expenses during the nine months ended September 30, 2012 was primarily attributable to an increase in personnel and related expenses of approximately $3.6 million as a result of higher headcount and an increase in professional fees of approximately $0.4 million, partially offset by a decrease in overhead expense of approximately $0.2 million.
Sales and Marketing Expenses. Sales and marketing expenses increased to $40.4 million for the nine months ended September 30, 2012, as compared to $37.3 million for the nine months ended September 30, 2011. As a percentage of revenue, sales and marketing expenses decreased to 34% for the nine months ended September 30, 2012, as compared to 36% for the nine months ended September 30, 2011. The increase in sales and marketing expenses for the nine months ended September 30, 2012 was primarily attributable to an increase in personnel and related expenses of approximately $3.1 million and an increase in professional fees of approximately $0.3 million, partially offset by a decrease in overhead expense of approximately $0.4 million.
General and Administrative Expenses. General and administrative expenses increased to $13.3 million for the nine months ended September 30, 2012, as compared to $12.4 million for the nine months ended September 30, 2011. As a percentage of revenue, general and administrative expenses decreased slightly to 11% for the nine months ended September 30, 2012 as compared to 12% for the nine months ended September 30, 2011. The increase in general and administrative expenses during the nine months ended September 30, 2012 was primarily attributable to an increase in personnel-related expenses of $1.3 million, partially offset by a decrease in professional fees of approximately $0.5 million.
Business Consolidation, Transaction and Restructuring Costs. Business consolidation, transaction and restructuring costs of $1.2 million for the nine months ended September 30, 2012 consisted primarily of business consolidation costs related to recent acquisitions. As a percentage of revenue, business consolidation, transaction and restructuring costs decreased to 1% for the nine months ended September 30, 2012, as compared to 6% for the nine months ended September 30, 2011. We have classified all transaction and integration-related costs to business consolidation costs, transaction and restructuring costs, which for the nine months ended September 30, 2012 include $0.7 million of acquisition-related contingent compensation and professional services and other costs of $0.8 million directly related to integrating acquisitions into our company, partially offset by a write off of lease-related obligations of $0.4 million. Business consolidation, transaction and restructuring costs of $6.2 million for the nine months ended September 30, 2011 consisted of $4.5 million in business consolidation costs and $1.7 million in restructuring costs. We have classified all transaction and integration-related costs to business consolidation costs, which include personnel costs of $1.7 million related to employees who were notified that their employment with us was being terminated, $0.6 million of acquisition-related contingent compensation and professional services and other costs of $2.2 million directly related to our acquisition activities, including the Symyx Merger and the integration of Symyx’s business into ours.
Purchased Intangible Asset Amortization. Purchased intangibles asset amortization decreased to $6.3 million for the nine months ended September 30, 2012, as compared to $7.3 million for the nine months ended September 30, 2011. As a percentage of revenue, amortization of purchased intangible assets decreased to 5% for the nine months ended September 30, 2012, as compared to 7% for the nine months ended September 30, 2011 and is related solely to the amortization of backlog, customer relationship and trademark intangible assets acquired in the Acquisitions.
Royalty and Other Income, net
Royalty and other income, net increased to $7.1 million for the nine months ended September 30, 2012, as compared to $5.0 million for the nine months ended September 30, 2011. Significant components of royalty and other income, net for the nine months ended September 30, 2012 included net royalty revenue of $4.0 million, interest income of $1.8 million, amortization of the discount on promissory notes receivable of $0.7 million and the net gain on the sale of real estate of $2.7 million, partially offset by a foreign currency exchange loss of $0.4 million, amortization of purchased intangible assets of $1.3 million and $0.3 million net loss from rental activities primarily related to write off of certain lease-related assets. Significant components of royalty and other income, net for the nine months ended September 30, 2011 included interest income of $0.9 million, amortization of the discount on promissory notes receivable of $0.1 million, royalty revenue of $5.1 million and a foreign currency exchange gain of $0.9 million, partially offset by royalty expense of $0.4 million and amortization of purchased intangible assets of $1.8 million. The decrease in net royalty income during the nine months ended September 30, 2012 was primarily attributable to the termination of IM’s royalty obligations to Symyx pursuant to the terms of the July 28, 2011 IM Agreement.
Income Tax Expense
Income tax expense increased to $1.4 million for the nine months ended September 30, 2012, as compared to income tax expense of $0.7 million for the nine months ended September 30, 2011. Income tax expense consists of provision for income taxes for federal and state income taxes in the U.S. and income taxes in certain foreign tax jurisdictions. Income tax expense related to U.S. and foreign jurisdictions for the nine months ended September 30, 2012 was $0.8 million and $0.6 million, respectively. Income tax expense related to U.S. and foreign jurisdictions for the nine months ended September 30, 2011 was $0.3 million and $0.4 million, respectively.
Liquidity and Capital Resources
We had cash, cash equivalents, marketable securities, and restricted cash of $160.1 million as of September 30, 2012, as compared to $143.6 million as of December 31, 2011, an increase of $16.5 million. Of these amounts, $22.7 million and $21.8 million as of September 30, 2012 and December 31, 2011, respectively, were held by our foreign subsidiaries. If such funds are needed for our U.S. operations, the repatriation of cash balances from our foreign subsidiaries would result in the recognition and payment of U.S. income taxes. We generally invest our cash and cash equivalents in investment grade, highly liquid fixed income securities. Our marketable securities portfolio is denominated in U.S. Dollars and consists of investment grade, highly liquid securities of various holdings including obligations of U.S. government sponsored enterprises, commercial paper, certificates of deposit, corporate and municipal debt. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk.

The increase in cash, cash equivalents, marketable securities and restricted cash during the nine months ended September 30, 2012 was primarily attributable to cash provided by operations of $22.8 million, net proceeds from the sale of real estate of $6.8 million and proceeds from the sale of common stock of $4.2 million, net of shares tendered for payment of withholding tax, partially offset by $4.5 million in cash paid for the acquisition of HEOS, purchases of property and equipment of $3.3 million, payment of contingent consideration liabilities related to the Contur acquisition of $0.3 million and repurchases of our common stock of $9.3 million.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Net cash provided by operating activities	$22,789	$26,251
Net cash provided by (used) in investing activities	5,211	(47,397)
Net cash used in financing activities	(5,329)	(5,845)
Net cash provided by operating activities was $22.8 million for the nine months ended September 30, 2012, as compared to $26.3 million for the nine months ended September 30, 2011. The decrease in cash provided by operating activities during the nine months ended September 30, 2012 was primarily attributable to changes in working capital, partially offset by a decrease in our net loss for the nine months ended September 30, 2012.
Net cash provided by investing activities was $5.2 million for the nine months ended September 30, 2012, as compared to net cash used in investing activities of $47.4 million for the nine months ended September 30, 2011. Significant components of cash flows from investing activities for the nine months ended September 30, 2012 included $4.5 million in cash paid for the acquisition of HEOS, net purchases of property and equipment of $3.3 million and purchases of marketable securities of approximately $51.0 million, partially offset by proceeds from maturities of marketable securities of approximately $56.3 million, net proceeds from the sale of real estate of $6.8 million and payments on promissory notes receivable of $0.6 million. Significant components of cash flows from investing activities for the nine months ended September 30, 2011 included cash paid for the Contur Acquisition of $9.9 million, funding of acquisition-related restricted cash of $0.5 million and acquisition- related prepaid contingent compensation of $2.0 million, net purchases of property and equipment of $3.0 million and purchases of marketable securities of approximately $94.3 million, partially offset by proceeds from maturities of marketable securities of approximately $61.3 million and a decrease of restricted cash of $0.9 million.
Net cash used in financing activities was $5.3 million for the nine months ended September 30, 2012, as compared to net cash used in financing activities of $5.8 million for the nine months ended September 30, 2011. Significant components of cash used in financing activities for the nine months ended September 30, 2012 included repurchases of our common stock of $9.3 million, payment of contingent consideration liabilities related to the Contur acquisition of $0.3 million, partially offset by $4.2 million of proceeds from the issuance of common stock under our equity incentive plans, reduced by payments made to taxing authorities on behalf of our employees when tendering stock to us for settlement of minimum income tax liability upon vesting of restricted stock units (“RSUs”). Significant components of cash flows from financing activities for the nine months ended September 30, 2011 included repurchases of our common stock of $7.0 million, offset by $1.2 million of proceeds from the issuance of our common stock under our employee stock plans, reduced by payments made to taxing authorities on behalf of our employees when tendering stock to us for settlement of minimum income tax liability upon vesting of RSUs.
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
On March 14, 2012, we entered into a third repurchase plan in accordance with Rule 10b5-1 of the Exchange Act (the “Third Repurchase Plan”). Pursuant to the Third Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we instructed our broker to purchase for our account up to $10.0 million worth of our common stock by December 31, 2012. On April 27, 2012, our board of directors authorized us to commit up to an additional $2.5 million for the repurchase of our common stock during fiscal 2012.
During the quarter ended March 31, 2012, we repurchased 320,860 shares of our common stock for approximately $2.6 million at a weighted-average cost of $7.98 per share. During the quarter ended June 30, 2012, we repurchased 427,527 shares of our common stock for approximately $3.4 million at a weighted-average cost of $8.05 per share.
During the quarter ended September 30, 2012, we repurchased 394,925 shares of our common stock for approximately $3.3 million at a weighted average cost of $8.23 per share, pursuant to the Third Repurchase Plan. We have made cumulative repurchases of 2,374,585 shares, at a cost of approximately $19.3 million since we began our repurchase program in November 2010.

On October 23, 2012, we acquired Aegis Analytical Corp. (“Aegis”) for total cash consideration of $30.0 million. We acquired Aegis as part of our strategy to expand our product portfolio to complement our current software offerings, expand our footprint in downstream operations and reinforce our position as a leader in scientific innovation lifecycle management software. We funded the purchase price with cash on hand.
On October 26, 2012, our board of directors authorized us to commit up to $15.0 million for the repurchase of our common stock pursuant to a program to be executed in accordance with a Rule 10b5-1 trading plan during fiscal 2013.
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
As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, such controls.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In July 2012, a customer of one of our subsidiaries provided us with a request for arbitration, and on October 5, 2012, served us with its Statement of Case in connection with the arbitration, which is pending before the London Court of International Arbitration. The dispute relates to certain software and professional services arrangements that the customer claims were not completed pursuant to the terms of the underlying agreements. We intend to vigorously defend against such claims and to assert counterclaims for payments owed to us. Because of the uncertainties related to this arbitration, we are currently unable to predict the ultimate outcome or make a meaningful estimate of the reasonably possible loss that could result from an unfavorable outcome. However, we believe that it is possible that an unfavorable outcome could result in a material adverse effect on our results of operations, liquidity or financial position.
We are also subject to various other claims and legal proceedings arising in the ordinary course of our business. In connection with our regular assessments of such other claims and legal proceedings, we accrue an estimated loss contingency in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. However, a determination as to the amount of the accrual required for such contingencies is highly subjective and requires judgments about future events. As a result, the amount of ultimate loss, if any, may differ from our estimates. Nevertheless, management believes that the disposition of such matters, in the aggregate, will not have a material adverse effect on our results of operations, liquidity or financial position.

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

We are subject to pricing pressures in some of the markets we serve. The market for computer aided design modeling and simulation products for the life science industry is intensely competitive, which has led to significant pricing pressure and declines in average selling price over the past several years. Based on recurring analyses of incoming orders typically conducted by our sales and marketing departments, we estimate that the average sales price of our computer aided design modeling and simulation products for the life science industry declined approximately 10% between fiscal year 2008 and 2009, approximately 14% between fiscal year 2009 and 2010. Although the average price remained relatively constant for the year ended December 31, 2011, we may experience a decline in the future. While there is not a linear correlation between our product pricing and competition in the marketplace, we believe that our estimates of decreased prices ultimately reflect increased competition that has led and may continue to lead to pricing pressure with respect to sales of these products. In response to such increased competition and general adverse economic conditions in this market, we may be required to further modify our pricing practices. Changes in our pricing model could adversely affect our revenue and earnings.
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
Our operations may be interrupted by the occurrence of a natural disaster or other catastrophic event at our primary facilities. Our research and development operations and administrative functions are primarily conducted at our facilities in San Diego, California, San Ramon, California, Bend, Oregon, Milford, Massachusetts, and Cambridge, United Kingdom. We also conduct sales and customer support activities at our facilities in Bedminster, New Jersey, Burlington, Massachusetts, Paris, France, Basel, Switzerland, and Tokyo, Japan. Although we have contingency plans in effect for natural disasters or other catastrophic events, the occurrence of such events could still disrupt our operations. For example, our San Diego, San Ramon, and Tokyo facilities are located in areas that are particularly susceptible to earthquakes. Any natural disaster or catastrophic event in our facilities or the areas in which they are located could have a significant negative impact on our operations.
Our insurance coverage may not be sufficient to avoid material impact on our financial position or results of operations resulting from claims or liabilities against us, and we may not be able to obtain insurance coverage in the future. We maintain insurance coverage for protection against many risks of liability. The extent of our insurance coverage is under continuous review and is modified as we deem it necessary. Despite this insurance, it is possible that claims or liabilities against us may have a material adverse impact on our financial position or results of operations. In addition, we may not be able to obtain any insurance coverage, or adequate insurance coverage, when our existing insurance coverage expires. For example, we do not carry earthquake insurance for our facilities in Tokyo, Japan, San Ramon, California, or San Diego, California, because we do not believe the costs of such insurance are reasonable in relation to the potential risk.
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
Recent acquisitions and potential future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources. Since July 2010, we have acquired four companies: Symyx, Contur , VelQuest and Aegis. We continually evaluate opportunities to acquire new businesses as part of our ongoing strategy and we may in the future acquire additional businesses that we believe could complement or expand our business or increase our customer base. We do not know if we will be able to complete any future acquisitions, or whether we will be able to successfully integrate any acquired businesses, operate them profitably or retain their key employees. Integrating the operations of acquired businesses successfully or otherwise realizing any of the anticipated benefits of any acquisitions, including anticipated cost savings and additional revenue opportunities, involves a number of potential challenges. The failure to meet these integration challenges could seriously harm our financial condition and results of operations. Realizing the benefits of the Acquisitions or any future acquisitions depends in part on the integration of operations and personnel. These integration activities are complex, expensive and time-consuming and we may encounter unexpected difficulties or incur unexpected costs, including:

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
As a result of the Symyx Merger, Accelrys and Symyx have undergone an “ownership change” for purposes of Section 382 of the Code. Accordingly, the combined company’s ability to utilize Accelrys' and Symyx' NOLs and tax credit carryforwards will be limited as described in the preceding paragraph. These limitations could in turn result in increased future tax payments for the combined company, which could have a material adverse effect on the business, financial condition or results of operations of the combined company.
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
We may be required to indemnify Pharmacopeia Drug Discovery, Inc. (“PDD”), or may not be able to collect on indemnification rights from PDD. On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of the spin-off, we agreed to indemnify the indebtedness, liabilities and obligations of PDD. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under certain facility leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be as significant as the remaining future minimum lease payments, which totaled approximately $9.1 million as of September 30, 2012. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any failure by PDD to satisfy its obligations and any required payment by us could have a material adverse effect on our business.
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
As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares. As of October 26, 2012, the top ten institutional holders of our common stock held approximately 55% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.
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
Anti-takeover provisions under the Delaware General Corporation Law and provisions in our certificate of incorporation and bylaws may make the accomplishment of mergers or the assumption of control by a principal stockholder more difficult, thereby making the removal of management more difficult. Certain provisions of the Delaware General Corporation Law may delay or deter attempts to secure control of our company without the consent of our management. Also, our governing documents provide for a staggered board of directors, which will make it more difficult for a potential acquirer to gain control of our board of directors. The provisions of our governing documents and of Delaware law could have the effect of delaying, deferring or preventing a change of control, including without limitation a proxy contest, making the acquisition of a substantial block of our common stock more difficult. The provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. Further, the existence of these anti-takeover measures may cause potential bidders to look elsewhere, rather than initiating acquisition discussions with us.

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
Third party software codes incorporated into our products could subject us to liability or limit our ability to sell such products. Some of our products include software codes licensed from third parties, including the open source community. Some of these licenses impose certain obligations upon us, including royalty and indemnification obligations. In the case of codes licensed from the open source community, the licenses may also limit our ability to sell products containing such code. Though we generally review the applicable licenses prior to incorporating third party code into our software products, there can be no assurance that such third party codes incorporated into our products would not subject us to liability or limit our ability to sell the products containing such code, thereby having a material adverse effect upon our business.

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

The following table sets forth information concerning purchases of our common stock during the quarter ended September 30, 2012, which upon repurchase are classified as treasury shares available for general corporate purposes:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
				(In thousands)
7/1/2012- 7/31/2012	243,190	8.22	243,190	$4,500
8/1/2012- 8/31/2012	—	—	—	$4,500
9/1/2012- 9/30/2012	151,735	8.24	151,735	$3,250

Item 6.	Exhibits

Exhibit Number	Description
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

4.2
First Amendment to Rights Agreement, dated as of April 5, 2010, by and between Accelrys, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Accelrys, Inc.'s.

31.1*	Section 302 Certification of the Principal Executive Officer

31.2*	Section 302 Certification of the Principal Financial Officer

32.1*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Database.

*	Filed herewith
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
Michael A. Piraino
Executive Vice President and Chief Financial
Officer (Duly Authorized Officer, Principal
Financial Officer and Principal Accounting
Officer)
	Date:	October 31, 2012