Form 10-Q
period 2013-03-31
ACCELRYS, INC.
filed 2013-05-01
CIK 1002388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of April 26, 2013, was 55,845,709 net of treasury shares.

ACCELRYS, INC.
FORM 10-Q — QUARTERLY REPORT
For The Quarterly Period Ended March 31, 2013

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Accelrys, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,977	$72,747
Restricted cash	3,227	3,227
Marketable securities	25,996	26,851
Trade receivables, net of allowance for doubtful accounts of $143 as of March 31, 2013 and December 31, 2012	28,380	47,196
Promissory note receivable	25,821	25,895
Prepaid expenses, deferred tax assets and other current assets	11,141	10,492
Total current assets	167,542	186,408
Marketable securities, net of current portion	27,840	12,548
Restricted cash, net of current portion	256	273
Property and equipment, net	12,219	10,888
Goodwill	123,640	123,670
Purchased intangible assets, net	53,385	53,223
Promissory notes receivable, net of current portion	8,940	8,901
Other assets	4,090	9,931
Total assets	$397,912	$405,842
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,200	$3,279
Accrued liabilities	15,731	19,760
Accrued compensation and benefits	8,791	14,514
Current portion of accrued restructuring charges	287	324
Deferred gain on sale of intellectual property	25,821	25,895
Current portion of deferred revenue	90,586	86,340
Total current liabilities	145,416	150,112
Deferred revenue, net of current portion	2,986	2,811
Accrued income tax	10,003	8,710
Accrued restructuring charges, net of current portion	360	367
Lease-related liabilities, net of current portion	1,268	1,021
Stockholders’ equity:
Preferred stock, $.0001 par value; 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000 shares authorized; 55,884 and 55,879 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	6	6
Additional paid-in capital	484,035	480,001
Lease guarantee	(194)	(210)
Accumulated deficit	(247,728)	(238,240)
Accumulated other comprehensive income	1,760	1,264
Total stockholders’ equity	237,879	242,821
Total liabilities and stockholders’ equity	$397,912	$405,842
See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
License and subscription revenue	$22,275	$21,697
Maintenance on perpetual licenses	10,064	9,491
Content	2,568	3,543
Professional services and other	7,231	4,708
Total revenue	42,138	39,439
Cost of revenue:
Cost of revenue	11,907	9,878
Amortization of completed technology	2,216	2,081
Total cost of revenue	14,123	11,959
Gross profit	28,015	27,480
Operating expenses:
Product development	10,368	9,552
Sales and marketing	15,133	13,865
General and administrative	4,384	4,526
Business consolidation, transaction and headquarter-relocation costs	2,159	630
Purchased intangible asset amortization	2,433	2,095
Total operating expenses	34,477	30,668
Operating loss	(6,462)	(3,188)
Royalty and other income, net	1,473	1,631
Loss before income taxes	(4,989)	(1,557)
Income tax expense	737	697
Net loss	$(5,726)	$(2,254)

Basic and diluted net loss per share	$(0.10)	$(0.04)

Weighted average shares used to compute net loss per share	55,681	55,783
See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(5,726)	$(2,254)
Other comprehensive loss:
Foreign currency translation adjustment	530	814
Unrealized gain (loss) on marketable securities, net of tax	(34)	46
Total other comprehensive income	496	860
Comprehensive loss	$(5,230)	$(1,394)
See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(5,726)	$(2,254)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	876	804
Amortization	5,156	4,703
Share-based compensation	2,420	1,791
Contingent compensation expense	611	208
Amortization of premium on marketable debt securities	204	328
Amortization of discount on promissory notes receivable	(204)	(159)
Deferred income taxes	287	228
Other	(345)	(149)
Changes in operating assets and liabilities:
Trade receivables	19,172	12,340
Prepaid expense and other current assets	(326)	482
Other assets	85	(89)
Accounts payable	793	(888)
Accrued liabilities, compensation and benefits	(10,337)	(8,649)
Deferred revenue	6,929	14,756
Net cash provided by operating activities	19,595	23,452
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(4,669)	—
Release of deposit for business acquisitions	5,202	—
Purchases of property and equipment, net	(2,253)	(771)
Purchases of marketable securities	(27,744)	(18,571)
Proceeds from maturities and sales of marketable securities	13,068	20,968
Proceeds from promissory notes receivable	239	120
Net decrease in restricted cash	—	79
Net cash provided by (used) in investing activities	(16,157)	1,825
Cash flows from financing activities:
Proceeds from issuance of common stock	2,042	2,132
Common stock tendered for payment of withholding taxes	(428)	(69)
Repurchases of common stock	(3,762)	(2,568)
Net cash used in financing activities	(2,148)	(505)
Effect of changes in exchange rates on cash and cash equivalents	(1,060)	119
Increase in cash and cash equivalents	230	24,891
Cash and cash equivalents at beginning of period	72,747	69,610
Cash and cash equivalents at end of period	$72,977	$94,501
See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.     Basis of Presentation and Significant Accounting Policies
Financial Statement Preparation
The condensed consolidated financial statements of Accelrys, Inc. (“Accelrys”, “we”, “our” or “us”) as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 are unaudited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”). We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2013 (the “Form 10-K”).
On July 1, 2010, Alto Merger Sub, Inc., our wholly owned subsidiary (“Symyx Merger Sub”), merged with and into Symyx Technologies, Inc. (“Symyx”), with Symyx surviving as our wholly owned subsidiary (the “Symyx Merger”). Symyx's results of operations are included in our consolidated financial statements beginning July 1, 2010. On May 19, 2011, we completed the acquisition of Contur Software AB (“Contur”), whereby Contur became our wholly owned subsidiary (the “Contur Acquisition”). Contur's operating results are included in our consolidated financial statements and results of operations beginning May 19, 2011. On December 30, 2011 we completed the acquisition of VelQuest Corporation (“VelQuest”), whereby VelQuest became our wholly owned subsidiary (the “VelQuest Acquisition”). VelQuest's operating results are included in our consolidated financial statements and results of operations beginning December 30, 2011. On May 17, 2012, we acquired a proprietary web-based Hit Explorer Operating System (“HEOS”) software platform from Scynexis, Inc. The operating results of the HEOS platform are included in our consolidated financial statements and results of operations beginning May 17, 2012. On October 23, 2012, we completed the acquisition of Aegis Analytical Corporation (“Aegis”), whereby Aegis became our wholly owned subsidiary (the “Aegis Acquisition”). Aegis's operating results are included in our consolidated financial statements and results of operations beginning October 23, 2012. On January 11, 2013, we completed the acquisition of all of the outstanding shares of Vialis AG (“Vialis”), a joint stock company organized under the laws of Switzerland (the “Vialis Acquisition” and together with the Symyx Merger, the Contur Acquisition, the VelQuest Acquisition, the Aegis Acquisition and the acquisition of the HEOS platform, the “Acquisitions”). Vialis's operating results are included in our consolidated financial statements and results of operations beginning January 11, 2013.
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
Principles of Consolidation
These condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Hosting Services. We are an application service provider (“ASP”), in that we provide hosting services that allow customers access to software that resides on our servers. The ASP model typically includes an up-front fee and a monthly commitment from the customer that commences upon completion of the implementation through the remainder of the customer life. The up-front fee is the initial setup fee, or the implementation fee. The monthly commitment includes, but is not limited to, a fixed monthly fee or a transactional fee based on system usage that exceeds monthly minimums. We do not view the activities of signing the contract or providing initial setup services as discrete earnings events. Revenue is typically deferred until the date the customer commences use of our services, at which point the up-front fees are recognized ratably over the life of the customer arrangement.
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
Deferred Costs
Occasionally, we enter into professional service arrangements under which resulting revenue is deferred until certain elements of the arrangements are delivered. As a result, if deemed material, we defer the direct variable expense, not exceeding the revenue deferred, in other current assets on the balance sheet until the period when revenue is recognized. Direct and incremental variable expenses include direct labor costs and direct services contracts with third parties working on the software service arrangements. As of March 31, 2013 and December 31, 2012, we deferred approximately $1.1 million and $0.8 million of direct and incremental variable costs related to software service arrangements where the revenue is deferred until future periods.
Share Based Compensation
We use the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options granted and stock purchases under our 2005 Employee Stock Purchase Plan (“ESPP”). This model incorporates various assumptions including expected volatility, risk-free interest rates, expected dividend yield and expected award life, each discussed below. The fair value of restricted stock units (“RSUs”) granted is based on the market price of our common stock on the date of grant. We recognize the fair value of share-based compensation on a straight-line basis over the requisite service periods of the awards.

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
Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation, we are also required to estimate at grant the likelihood that the award will ultimately vest (the “pre-vesting forfeiture rate”), and to revise the estimate, if necessary, in future periods if the actual forfeiture rate differs. We determine the pre-vesting forfeiture rate of an award based on our historical pre-vesting award forfeiture experience, giving consideration to company-specific events impacting historical pre-vesting award forfeiture experience that are unlikely to occur in the future as well as anticipated future events that may impact forfeiture rates.
Our determination of the input variables used in the Black-Scholes-Merton option-pricing model as well as the pre-vesting forfeiture rate is based on various underlying estimates and assumptions that are highly subjective and are affected by our stock price, among other factors. Changes in these underlying estimates and assumptions could materially affect the fair value of our share-based awards and, therefore, the amount of share-based compensation expense to be recognized in our results of operations.
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
Interest and penalties related to income tax matters are recognized in income tax expense. During the three months ended March 31, 2013 and 2012, we incurred approximately $3,000 and $56,000, respectively, in interest and penalties.
2.     Business Combinations
Vialis Acquisition
On January 11, 2013, we acquired 100% of the outstanding capital of Vialis, a joint stock company organized under the laws of Switzerland. Vialis is a systems integrator based in Liestal, Switzerland that serves the pharmaceutical, biotechnology, chemicals and agro-science industries. We acquired Vialis as part of our strategy to expand our professional services offerings internationally.
The total consideration for the net assets acquired was $6.5 million, consisting of (i) an upfront payment in an amount equal to five million Swiss francs (or approximately $5.2 million) made on December 31, 2012, prior to the closing date of the acquisition, of which $0.8 million was deposited into an escrow account in the name of the selling shareholders on the acquisition date and will be released 12 months following the acquisition date if, and to the extent that, certain breaches of the representations and warranties have not occurred, and (ii) a $1.3 million cash payment, which was paid in connection with the signing and simultaneous closing of the acquisition. We funded the purchase price with cash on hand.
The preliminary determination of fair value is as follows:

(in thousands)
Fair Value of Consideration Transferred	$6,508
Less: Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	1,839
Accounts receivable	1,496
Other assets	317
Property, plant and equipment	63
Intangible assets	5,469
Other current liabilities	(1,174)
Deferred tax liabilities	(1,132)
Deferred revenue	(288)
Gain on bargain purchase	$(82)
The above purchase price determination is considered preliminary and is subject to revision during the measurement period. We are reviewing the preliminary valuation of acquired intangible assets and deferred revenue. We may adjust the fair value assumptions after obtaining more information regarding preliminary determination of assets acquired and liabilities assumed, including deferred tax assets and deferred tax liabilities (due to potential limitations on their use).

In addition to the initial purchase price, pursuant to the terms of the purchase agreement, the selling shareholders can earn certain contingent earn-out consideration of up to five million Swiss francs payable during the next three fiscal years, subject to the satisfaction of certain orders-related milestones. The contingent earn-out consideration is subject to forfeiture in equal amounts by each of the former equity holders if employment is terminated prior to a three-year retention period. Accordingly, the payment was determined to be compensation for post-acquisition service, the cost of which will be recognized as compensation expense over the three-year retention period. During the three months ended March 31, 2013 we recognized $0.4 million of compensation expense related to the earn-out, which is included in the Business consolidation, transaction and headquarter-relocation costs line in our consolidated statement of operations.
Our preliminary determination of fair value resulted in a fair value of the assets acquired, as reduced by the liabilities assumed, that was greater than the fair value of the acquisition consideration. In accordance with the accounting guidance related to business combinations, any excess of fair value of acquired net assets over the acquisition consideration results in a bargain purchase and any resulting gain on bargain purchase must be recognized in earnings on the acquisition date. As a result, no goodwill resulted from the Vialis Acquisition and we recognized a gain on bargain purchase of approximately $0.1 million during the three months ended March 31, 2013, which is included in the Royalty and other income line in the condensed statement of operations. The bargain purchase resulted from the accounting treatment of the additional earn-out consideration as compensation expense which is recognized ratably over the service period, as opposed to purchase price consideration as of the acquisition date.
We have determined that the acquisition of Vialis was a non-material business combination. As such, pro forma disclosures are not required and are not presented in this Quarterly Report on Form 10-Q. The condensed consolidated financial statements include the operating results of Vialis from the date of acquisition.
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
We have determined that the acquisition of Aegis was a non-material business combination. As such, pro forma disclosures are not required and are not presented in this Quarterly Report on Form 10-Q. The condensed consolidated financial statements include the operating results of Aegis from the date of acquisition.

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
The total consideration for the net assets acquired was $4.5 million, of which, based on our determination of fair value completed during the third quarter of fiscal 2012, $3.8 million was allocated to goodwill and $0.7 million was allocated to purchased technology intangible assets. We funded the purchase price with cash on hand. All acquisition costs related to the transaction were expensed as incurred. The goodwill related to the acquisition of the HEOS platform is deductible over a 15-year period for U.S. income tax purposes.
We have determined that the acquisition of the HEOS platform was a non-material business combination. As such, pro forma disclosures are not required and are not presented in this Quarterly Report on Form 10-Q. The condensed consolidated financial statements include the operating results of the HEOS platform from the date of acquisition.
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
The total consideration for the net assets acquired was $35.0 million, consisting of (i)an initial cash payment of $29.8 million, which was paid in connection with the signing and simultaneous closing of the acquisition, and an additional consideration of $5.3 million which was deposited into an escrow account in the name of the selling shareholders on the acquisition date. The escrowed funds will be released 15 months following the acquisition date if, and to the extent that, certain breaches of the representations and warranties have not occurred.
We funded the purchase price with cash on hand. All acquisition costs related to the transaction were expensed as incurred. The total acquisition date fair value of the consideration was $35.0 million. In allocating the purchase price based on estimated fair values, we recorded approximately $24.0 million of goodwill and $10.9 million of identifiable intangible assets. There is no tax deductible goodwill as a result of the VelQuest Acquisition.
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
The total consideration for the net assets acquired is up to $11.1 million, consisting of an initial cash payment of $10.6 million, which was paid in connection with the signing and simultaneous closing of the acquisition, and additional consideration of up to $0.5 million upon the achievement of certain agreed-upon performance milestones, payable in equal increments upon each of the first and second anniversaries of the date of the acquisition. In accordance with the terms of the Purchase Agreement, we deposited $0.5 million in an escrow account in our name on the acquisition date for the potential payments for the contingent consideration obligation. During the quarter ended June 30, 2012 the first year performance milestone was met and accordingly, $0.3 million was released in accordance with the escrow agreement. The payment related to the second milestone is expected to be made during the second quarter of fiscal 2013. As of both March 31, 2013 and December 31, 2012, we had cash balances of $0.3 million related to the escrow account, which are included in the Restricted cash line in the condensed consolidated balance sheets.
In allocating the purchase price based on estimated fair values, we recorded approximately $7.5 million of goodwill and $4.4 million of identifiable intangible assets. As of the acquisition date, a liability of $0.3 million was recognized for the estimated fair value of the contingent milestone consideration. Changes in the fair value of the liability subsequent to the acquisition date are recognized in earnings. We have determined the fair value of the contingent consideration obligation based on a discounted probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving the milestone criteria.
In addition to the initial purchase price, we have deposited $2.0 million in an escrow account in the name of the six former equity holders of Contur. The escrowed funds will be released two years following the acquisition date, in $1.0 million increments upon each of the first and second anniversaries of the date of the acquisition if, and to the extent that, no breaches of the representations and warranties have occurred. The $2.0 million is also subject to forfeiture in equal amounts by each of the former equity holders if employment is terminated prior to a two-year retention period. Accordingly, the payment was determined to be compensation for post-acquisition service, the cost of which will be recognized as compensation expense over the two-year retention period. During the quarter ended June 30, 2012, $1.0 million of the escrowed funds were released in accordance with the escrow agreement and $1.0 million is expected to be released during the quarter ended June 30, 2013. The unrecognized contingent compensation expense was $0.3 million as of March 31, 2013, which is expected to be recognized in the second quarter of fiscal 2013.
3.     Net Loss Per Share
We compute net loss per share pursuant to FASB ASC Topic 260, Earnings Per Share. Accordingly, basic and diluted net loss per share are computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. As we reported a net loss for both the three months ended March 31, 2013 and March 31, 2012, basic and diluted net loss per share were the same. Potentially dilutive common stock equivalents that were excluded from the diluted net loss per share calculation since their effect would be anti-dilutive totaled approximately $6.9 million for both the three months ended March 31, 2013 and 2012.
4.     Stockholders' Equity and Share-Based Compensation
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
Notwithstanding the foregoing, any shares of common stock issued in connection with awards other than stock options and SARs will be counted against the total share limit reserved under the 2011 Plan by applying the Multiplier (as defined below) to the shares of common stock covered by each such award; conversely, shares of common stock returned to or deemed not to have been issued from the 2011 Plan under awards other than stock options and SARs will return to the share reserve at a rate determined by multiplying such number of shares by the Multiplier. The “Multiplier” for awards other than stock options and SARs will be 2.22 shares of common stock for every 1.0 share of common stock issued in connection with such award. For example, a grant of a restricted stock award for 1,000 shares would count as 2,220 shares against the reserve, and if returned to the 2011 Plan, would count as 2,220 shares returned to the 2011 Plan. As of March 31, 2013, there are approximately 12,882,488 shares of our common stock available for issuance under the 2011 Plan.
On August 3, 2011, our stockholders also approved an amendment to the ESPP, to increase the number of shares available for future grant under the 2005 ESPP to 2,500,000. Under the ESPP, employees may defer up to 10% of their base salary to purchase shares of our common stock, up to a maximum of 1,000 shares per offering period. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable offering period or the applicable purchase date. To date, we have issued 1,073,134 shares under the ESPP and 1,426,866 shares remain available for future issuance under the ESPP as of March 31, 2013.
Share-Based Award Activity
Our stock options generally vest over four years and have a contractual term of seven to ten years. A summary of stock option activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(In thousands, except per share amounts)
Outstanding at December 31, 2012	5,908	$7.23
Granted	22	9.81
Exercised	(322)	6.33
Expired/Forfeited	(188)	8.39
Outstanding at March 31, 2013	5,420	$7.25	$14,609	7.27
Vested and expected to vest at March 31, 2013	5,020	$7.20	$13,845	7.13
Exercisable at March 31, 2013	2,629	$6.80	$8,767	5.65
The aggregate intrinsic value of stock options outstanding and exercisable at March 31, 2013 was based on the closing price of our common stock on March 28, 2013 of $9.76 per share.
Options granted during the three months ended March 31, 2013 had a weighted average grant-date fair value per share of $4.12. The total intrinsic value of stock options exercised during the three months ended March 31, 2013 and 2012 was $1.0 million and $0.6 million, respectively.
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
Upon vesting of an RSU, employees are generally issued an equivalent number of shares of our common stock. A summary of RSU activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands, except per share amounts)
Unvested at December 31, 2012	1,653	$7.53
Granted	11	9.81
Vested	(125)	6.75
Forfeited	(65)	7.57
Unvested at March 31, 2013	1,474	$7.62
Included in the vested shares for the period are approximately 44,148 shares tendered to us by employees for payment of minimum income tax obligations upon vesting of RSUs.
The total fair value of RSUs vested was $1.2 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively.
Share-Based Compensation Expense
The estimated fair value of our share-based awards is recognized as a charge against income on a straight-line basis over the requisite service period, which is typically the vesting period of the award. Total share-based compensation expense recognized in our consolidated statements of operations for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cost of revenue	$235	$142
Product development	456	382
Sales and marketing	855	589
General and administrative	869	687
Business consolidation, transaction and headquarter-relocation costs	5	(9)
Total stock-based compensation expense	$2,420	$1,791
No share-based compensation expense was capitalized in the periods presented. At March 31, 2013, the gross amount of unrecognized share-based compensation expense relating to unvested share-based stock options, RSUs and ESPP shares was approximately $16.4 million, which we anticipate recognizing as a charge against operations over a weighted average period of 2.3 years.
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
On December 13, 2012, we entered into a stock repurchase plan (the “Repurchase Plan”) in accordance with Rule 10b5-1 of the Exchange Act. Pursuant to the Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we instructed our broker to purchase for our account up to $15.0 million worth of our common stock by December 31, 2013.
During the quarter ended March 31, 2013, we repurchased 398,821 shares of our common stock for approximately $3.8 million at a weighted average cost of $9.43 per share. We have made cumulative repurchases of 3,003,449 shares, at a cost of approximately $25.1 million (including commissions) since we began our repurchase program in November 2010. All repurchased shares of common stock have been retired.
Retirement of Treasury Stock

During the three months ended March 31 2013, we retired 398,821 shares of our treasury stock. These shares remain as authorized shares; however they are now considered unissued. In accordance with FASB ASC Topic 505, Equity, the retirement of our treasury stock resulted in a reduction in our treasury stock and a corresponding increase in our accumulated deficit of $3.8 million. There was no effect on the total stockholders' equity position as a result of the retirement.

Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income for the three months ended March 31, 2013 and March 31, 2012 consisted of the following:

	Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Translation Adjustment	Total
	(in thousands)
Balance at December 31, 2012	$76	$1,188	$1,264
Other comprehensive income (loss) before reclassifications	(34)	530	496
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	(34)	530	496
Balance at March 31, 2013	$42	$1,718	$1,760
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
Marketable securities as of March 31, 2013 and December 31, 2012 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2013:
Short-Term Marketable Securities:
U.S. Treasury securities	$2,601	$18	$—	$2,619
U.S. government and agency securities	3,013	3	—	3,016
Commercial paper and certificates of deposit	1,296	—	—	1,296
Corporate debt securities	18,454	15	(4)	18,465
Municipal debt securities	600	—	—	600
Total Short-Term Marketable Securities	$25,964	$36	$(4)	$25,996
Long-Term Marketable Securities:
U.S. government and agency securities	$154	$2	$—	$156
Corporate debt securities	27,676	28	(20)	27,684
Total Long-Term Marketable Securities	$27,830	$30	$(20)	$27,840

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2012:
Short-Term Marketable Securities:
U.S. Treasury securities	$1,800	$5	$—	$1,805
U.S. government and agency securities	3,018	5	—	3,023
Commercial paper and certificates of deposit	6,001	2	—	6,003
Corporate debt securities	16,010	11	(1)	16,020
Municipal debt securities	—	—	—	—
Total Short-Term Marketable Securities	$26,829	$23	$(1)	$26,851
Long-Term Marketable Securities:
U.S. Treasury securities	$1,502	$19	$—	$1,521
U.S. government and agency securities	156	2	—	158
Corporate debt securities	10,835	34	—	10,869
Total Long-Term Marketable Securities	$12,493	$55	$—	$12,548
As of March 31, 2013 and December 31, 2012, we did not have any investments in marketable securities with a material unrealized loss position for twelve months or greater.
We assess our marketable securities for impairment under the guidance provided by ASC Topic 320. Accordingly, we review the fair value of our marketable securities at least quarterly to determine if declines in the fair value of individual securities are other-than-temporary in nature. If we believe the decline in the fair value of an individual security is other-than-temporary, we write-down the carrying value of the security to its estimated fair value, with a corresponding charge against income. To determine if a decline in the fair value of an investment is other-than-temporary, we consider several factors, including, among others, the period of time and extent to which the estimated fair value has been less than cost, overall market conditions, the historical and projected future financial condition of the issuer of the security and our ability and intent to hold the security for a period of time sufficient to allow for a recovery of the market value. The unrealized losses related to our marketable securities held as of March 31, 2013 and December 31, 2012 were primarily caused by recent fluctuations in market interest rates, and not the credit quality of the issuer, and we have the ability and intent to hold these securities until a recovery of fair value, which may be at maturity. As a result, we do not believe these securities to be other-than-temporarily impaired as of March 31, 2013.
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
Freeslate
We have determined that one of the entities, Freeslate Inc. (“Freeslate”), in which we carry an approximately 19.5% equity interest, is a variable interest entity in which we are not the primary beneficiary. The key factors in our assessment were that Freeslate’s management team and board of directors were solely responsible for all economic aspects of the entity, including key business decisions that impact Freeslate’s economic performance, and we do not have power, through our variable interest, to direct the activities that most significantly impact the economic performance of Freeslate. We also do not hold any seats on Freeslate’s board of directors. Accordingly, we account for our investment in Freeslate as a cost method investment. The carrying value of our investment in Freeslate was $1.0 million as of both March 31, 2013 and December 31, 2012 and is included in the Other assets line in the consolidated balance sheet. In addition to our equity interest, we have a warrant allowing us to retain our 19.5% interest in the event of dilution through future stock issuances under Freeslate’s existing stock plans. We have determined that as of March 31, 2013, our investment in Freeslate is not impaired.

We also hold an unsecured promissory note receivable with a face value of $10.0 million from Freeslate, which bears interest at 8% per annum payable annually in arrears. The note requires principal payments in the amount of $1.0 million starting on March 1, 2014 and continuing annually until March 1, 2019, with the final principal payment of $4.0 million due on March 1, 2020. As the note receivable was acquired in the Symyx Merger on July 1, 2010, it was revalued in purchase accounting to its then fair value of $8.8 million. The note receivable is not measured at fair value on a recurring basis, but is periodically reviewed for possible impairment. The note receivable had a carrying amount of $8.9 million as of both March 31, 2013 and December 31, 2012.
Our maximum exposure to loss as a result of our interests in Freeslate is limited to the aggregate of the carrying value of our equity investment and promissory note receivable. There were no future funding commitments as of March 31, 2013 related to Freeslate.
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
The note receivable was discounted to a fair value of $26.0 million, representing the consideration for the patents transferred to IM, which we carried as purchased technology intangible assets acquired in the Symyx Merger, and the termination of IM’s royalty obligations to Symyx. In connection with the sale of the intellectual property we wrote off intangible assets sold to IM with a net book value of $4.3 million in the fourth quarter of fiscal 2011 and based on our assessment of the relevant revenue recognition guidance and other factors we deferred the recognition of the portion of the net gain equal to the fair value of the note receivable of $26.0 million. The fair value of the note was based on a market interest rate of 6.89% for comparable instruments. We will recognize this gain when payments become due on the note receivable to the extent they exceed interest due and the amortization of the discount on the note receivable. During the three months ended March 31, 2013, we received quarterly installments due on the note of $0.5 million. In addition, based on our evaluation of the contractual terms of the promissory note receivable and its collectability as of March 31, 2013, we believe the promissory note receivable meets the definition of a financial asset, therefore we have recorded the note receivable at expected net realizable value of $25.8 million on our consolidated balance sheet.
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
The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy:

	Carrying Value at March 31, 2013	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2013:
Cash equivalents (1)	$31,456	$31,456	$—	$—
Short-Term Marketable Securities:
U.S. Treasury securities	2,619	2,619	—	—
U.S. government and agency securities	3,016	—	3,016	—
Commercial paper and certificates of deposit	1,296	—	1,296	—
Corporate debt securities	18,465	—	18,465	—
Municipal debt securities	600	—	600	—
Long-Term Marketable Securities:
U.S. government and agency securities	156	—	156	—
Corporate debt securities	27,684	—	27,684	—
Foreign currency forward contracts not designated as hedges	114	—	114	—
Total assets at fair value	$85,406	$34,075	$51,331	$—
Liabilities:
Acquisition-related contingent consideration	$247	$—	$—	$247
Total liabilities at fair value	$247	$—	$—	$247

(1)	Cash equivalents are included in the Cash and cash equivalents line in the consolidated balance sheet

There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2013.

	Carrying Value at December 31, 2012	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2012:
Cash equivalents (1)	$46,043	$46,043	$—	$—
Short-Term Marketable Securities:
U.S. Treasury securities	1,805	1,805	—	—
U.S. government and agency securities	3,023	—	3,023	—
Commercial paper and certificates of deposit	6,003	—	6,003	—
Corporate debt securities	16,020	—	16,020	—
Municipal debt securities	—	—	—	—
Long-Term Marketable Securities:
U.S. Treasury securities	1,521	1,521	—	—
U.S. government and agency securities	158	—	158	—
Corporate debt securities	10,869	—	10,869	—
Total assets at fair value	$85,442	$49,369	$36,073	—
Liabilities:
Acquisition-related contingent consideration	$241	$—	$—	$241
Foreign currency forward contracts not designated as hedges	99	—	99	—
Total liabilities at fair value	$340	$—	$99	$241

(1)	Cash equivalents are included in the Cash and cash equivalents line in the consolidated balance sheet

The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2013 (in thousands):

Balance at December 31, 2012	$241
Expenses recorded due to changes in fair value	6
Payments	—
Balance at March 31, 2013	$247
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
8.     Goodwill and Purchased Intangible Assets
Intangible assets consist of the following as of March 31, 2013 and December 31, 2012

	March 31, 2013			December 31, 2012
	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization
		(In thousands)			(In thousands)
Intangible assets subject to amortization:
Purchased technology	8	$61,389	$35,142	8	$61,309	$32,569
Purchased customer relationships	8	35,287	15,734	7	30,729	13,991
Purchased backlog	3	8,422	6,759	3	7,800	6,370
Purchased contract base	5	50	50	5	50	50
Purchased intellectual property	5	1,998	1,963	5	1,998	1,860
Purchased trademark/tradename	6	6,897	3,510	5	6,850	3,173
		$114,043	$63,158		$108,736	$58,013
Intangible assets not subject to amortization:
Purchased trademark/tradename		$2,500			$2,500
As discussed in Note 2, intangible assets related to the Vialis Acquisition and the Aegis Acquisitions are included in our preliminary purchase price allocation and are subject to change during the measurement period. Intangible assets are amortized over their estimated useful lives either on a straight-line or accelerated basis that reflects the pattern in which the economic benefits of the intangible assets are expected to be realized, which range from two to fifteen years, with no residual value. Intangible asset amortization expense was $5.2 million and $4.7 million for the three months ended March 31, 2013 and 2012 , respectively.
Future estimated amortization expense for intangible assets as of March 31, 2013 is as follows and is subject to change as a result of measurement period adjustments (in thousands):

2013 (remaining nine months)	$15,194
2014	14,379
2015	8,888
2016	5,291
2017	3,504
Thereafter	3,629
Total	$50,885
The changes to the carrying amount of goodwill for the three months ended March 31, 2013, are as follows (in thousands):

Balance at December 31, 2012	$123,670
Effect of foreign exchange	(30)
Balance at March 31, 2013	$123,640
9.     Guarantees and Commitments

Guarantee of Lease Obligation of Others
On April 30, 2004, we spun-off our drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. (“PDD”), into an independent, separately traded, publicly-held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. The landlords of our New Jersey facilities, which were used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations through 2016, which totaled approximately $7.9 million as of March 31, 2013. In the event that PDD defaults on its lease commitment, we are permitted under the guarantee to sublease the facility in order to mitigate our lease obligation. In fiscal 2005, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair value of the guarantee. Changes to the fair value of the liability are recognized in stockholders’ equity. The liability for our guarantee of the lease obligation was $0.1 million and $0.2 million at March 31, 2013 and December 31, 2012, respectively.
Other Guarantees and Indemnifications
We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and the likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of March 31, 2013.
Operating Leases
We lease office space in several facilities under operating leases that expire through 2023. Certain of our lease agreements contain renewal options, rent holidays or rent escalation clauses. In accordance with FASB ASC Topic 840, Leases, we recognize rent expense on a straight-line basis over the term of the related operating leases, accounting for scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy and including any cancelable option periods where failure to exercise such options would result in economic penalty.
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

In addition, the lease provides that if our cash on hand, earnings before interest, taxes, depreciation and amortization, or market capitalization fall below certain thresholds, we will be required to deposit with the landlord a letter of credit equal to 12 times the then-current monthly installment of base rent, subject to certain adjustments and exceptions. The landlord will have the right to draw down on the letter of credit upon the occurrence of certain events, including, among other things, in connection with: (i) the bankruptcy of Accelrys (whether voluntary or involuntary); (ii) the landlord's receipt of notice that the bank extending the letter of credit will not renew or extend such letter of credit as provided for under the lease; or (iii) a material adverse change in the financial condition of the bank extending the letter of credit.

Additionally, under the terms of the lease for our current San Diego, California corporate office, we were required to obtain an irrevocable letter of credit for $6.6 million to ensure our performance under the lease agreement. The letter of credit requirement decreased to $3.5 million on September 1, 2011 and will expire upon termination of the lease on September 1, 2013. The letter of credit is fully secured by cash and cash equivalents, which are included in restricted cash in the accompanying condensed consolidated balance sheets.
10.     Restructuring Activities
The following summarizes the changes in our accrued restructuring charges liability:

	Severance and Related Costs	Lease Obligation Exit and Facility Closure Costs	Total
	(In thousands)
Balance at December 31, 2011	$1,037	$673	$1,710
Additional severance and lease abandonment charges	22	—	22
Adjustments to liability	—	156	156
Cash payments	(978)	(230)	(1,208)
Effect of foreign exchange	(16)	27	11
Balance at December 31, 2012	$65	$626	$691
Additional severance and lease abandonment charges	—	—	—
Adjustments to liability	—	64	64
Cash payments	(15)	(52)	(67)
Effect of foreign exchange	(5)	(36)	(41)
Balance at March 31, 2013	$45	$602	$647
On April 28, 2011, we committed to the implementation of a reduction in force of approximately ten to fifteen employees, in connection with the streamlining of our operations and the integration of our Content business. As a result, we incurred total severance charges of approximately $1.0 million during the year ended December 31, 2011, of which $0.6 million was paid during fiscal 2011 and $0.4 million was paid during the year ended December 31, 2012
In July 2010, as a result of the Symyx Merger, we implemented a plan to terminate the employment of approximately 80 employees in the U.S., Europe and the Asia-Pacific region. As a result of such terminations, we had incurred total severance charges of approximately $5.3 million, with $0.8 million incurred during the year ended December 31, 2011 and $4.5 million incurred during the year ended December 31, 2010. As of March 31, 2013, approximately $5.2 million in cash payments had been made with the remaining balance of $45,000 expected to be paid during fiscal 2013.
Prior to the Symyx Merger, Symyx had implemented various restructuring plans under which lease obligations of approximately $0.1 million remain as of March 31, 2013 and terminate in 2016. Additionally, prior to 2007, we had implemented a restructuring plan under which we have remaining lease obligations of approximately $0.5 million as of March 31, 2013. These lease obligations terminate in 2022.
All amounts incurred in connection with the above activities are recorded in the Business consolidation, transaction and headquarter-relocation costs line in the accompanying condensed consolidated statements of operations.
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
Royalty and other income, net consisted of the following:

	Three Months Ended
	March 31 2013	March 31, 2012
	(In thousands)
Royalty income, net	$1,319	$1,551
Net interest income	536	560
Amortization of discount on promissory notes receivable	204	159
Foreign currency transaction loss	(333)	(347)
Purchased intangible assets amortization	(405)	(424)
Net income from rental activities	—	175
Other	152	(43)
Total royalty and other income, net	$1,473	$1,631
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
13.     Recent Accounting Pronouncements
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, (“ASU 2013 02”). ASU 2013-02 requires disclosing the effect of reclassifications out of accumulated other comprehensive income on the respective line items in net income in circumstances when U.S. GAAP requires the item being reclassified in its entirety to net income. This new guidance is to be applied prospectively. We adopted ASU 2013-02 during the first quarter of fiscal 2013 with no impact on our financial position, results of operations or cash flows.
On March 4, 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830) Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. We do not anticipate that these changes will have a material impact on our consolidated financial statements or disclosures.

14.     Subsequent events
Between March 31, 2013 and April 26, 2013, we have repurchased 40,100 shares of our common stock for approximately $0.4 million at a weighted average cost of $9.79 per share, pursuant to our $15.0 million repurchase authorization for fiscal 2013.

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Report.
Overview
On July 1, 2010, pursuant to the terms of the Agreement and Plan of Merger and Reorganization, dated April 5, 2010, by and among us, Alto Merger Sub, Inc., our wholly owned subsidiary (“Merger Sub”), and Symyx Technologies, Inc., (“Symyx”) , Merger Sub merged with and into Symyx, with Symyx surviving as our wholly owned subsidiary (the “Symyx Merger”). Symyx's operating results are included in our consolidated financial statements and results of operations beginning July 1, 2010.
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
On October 23, 2012, we completed the acquisition of Aegis Analytical Corporation (“Aegis”), whereby Aegis became our wholly owned subsidiary (the “Aegis Acquisition”). Aegis's operating results are included in our consolidated financial statements and results of operations beginning October 23, 2012.
On January 11, 2013, we completed the acquisition of all of the outstanding shares of Vialis AG (“Vialis”), a joint stock company organized under the laws of Switzerland (the “Vialis Acquisition” and together with the Symyx Merger, the Contur Acquisition, the VelQuest Acquisition, the acquisition of the HEOS platform and the Aegis Acquisition, the “Acquisitions”).

Our Business
We develop and commercialize scientific informatics software products and services for industries and organizations that rely on scientific innovation to differentiate themselves in the marketplace. Historically, our products were primarily utilized by our customers' research organizations.
As a result of the Acquisitions, we increased the breadth and depth of our scientific product portfolio by extending our offerings beyond research and into development and manufacturing. In particular, the addition of the VelQuest suite of products gives us even greater capability downstream, extending our solutions into the quality assurance and quality control areas in large pharmaceutical companies. The Aegis Acquisition further expands our portfolio into downstream operations with new solutions for enterprise manufacturing process intelligence. In addition, we added systems integration capabilities with the Vialis Acquisition, which strengthened our position in the laboratory informatics software market and added capabilities in the downstream analytical development, quality control, and quality assurance and manufacturing areas.
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
Today, we are the leading provider of scientific innovation lifecycle management software. We support industries and organizations that rely on scientific innovation to differentiate themselves. The industry-leading Accelrys Enterprise Platform provides a broad, flexible scientific solution optimized to integrate the diversity of science, experimental processes and information requirements across the research, development, process scale-up and early manufacturing phases of product development. By incorporating capabilities in applications for modeling and simulation, enterprise lab management, workflow and automation, and data management and informatics, Accelrys enables scientific innovators to access, organize, analyze and share data in unprecedented ways, ultimately enhancing innovation, improving productivity and compliance, reducing costs and improving the time from lab to market.
Our customers include leaders from a variety of industries, including the pharmaceutical, biotechnology, energy, chemicals, aerospace, consumer packaged goods and industrial products industries, as well as various government and academic entities. We market our software products and services worldwide, principally through our direct sales force, augmented by the use of third-party distributors. We are headquartered in San Diego, California and were incorporated in Delaware in 1993.
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
The pharmaceutical and biotechnology industries are a very important part of our business. Our products have been widely adopted within the research functions of businesses in these industries, but less widely adopted by the development, quality assurance/quality control (“QA/QC”) and manufacturing functions of such businesses. In addition, these markets present challenges due to industry consolidation, the maturity of these markets, patent expirations, reduction in the level of discovery research activity, increased competition, including competition from open source software, and outsourcing of research to other entities. The other industries to which we market our products, including energy, material, chemicals, agricultural, aerospace and consumer packaged goods, are earlier in the adoption curve for such scientific software products, which we view as both a challenge and an opportunity.
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

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our annual report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 6, 2013 (the “Form 10-K”).We believe that there were no significant changes in our critical accounting policies and estimates since December 31, 2012.
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
Comparison of the Three Months Ended March 31, 2013 and 2012
The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Three Months Ended March 31,
	2013	2012
Revenue:
License and subscription revenue	53%	55%
Maintenance on perpetual licenses	24%	24%
Content	6%	9%
Professional services and other	17%	12%
Total revenue	100%	100%
Cost of revenue:
Cost of revenue	28%	25%
Amortization of completed technology	5%	5%
Total cost of revenue	34%	30%
Gross profit	66%	70%
Operating expenses:
Product development	25%	24%
Sales and marketing	36%	35%
General and administrative	10%	11%
Business consolidation, transaction and headquarter-relocation costs	5%	2%
Purchased intangible asset amortization	6%	5%
Total operating expenses	82%	78%
Operating loss	(15)%	(8)%
Royalty and other income, net	3%	4%
Loss before income taxes	(12)%	(4)%
Income tax expense	2%	2%
Net loss	(14)%	(6)%
Due to rounding to the nearest percent, totals may not equal the sum of the line items in the table above.
Revenue
Total revenue increased to $42.1 million for the three months ended March 31, 2013, as compared to $39.4 million for the three months ended March 31, 2012. The increase in total revenue during the quarter ended March 31, 2013 was attributable to a decrease in the impact of acquisition-related valuation adjustments on revenue recognition related to the Acquisitions, combined with incremental revenue from the Aegis Acquisition and Vialis Acquisition. Total revenue generated in the U.S. accounted for $20.9 million, or 50% of revenue for the three months ended March 31, 2013, as compared with $19.4 million, or 49% of revenues for the three months ended March 31, 2012. International revenues accounted for $21.2 million, or 50% of revenue for the three months ended March 31, 2013, as compared with $20.1 million, or 51% of revenues for the three months ended March 31, 2012.
License and Subscription Revenue. License and subscription revenue increased to $22.3 million for the three months ended March 31, 2013, as compared to $21.7 million for the three months ended March 31, 2012. As a percentage of total revenue however, license and subscription revenue decreased to 53% for the three months ended March 31, 2013, as compared to 55% for the three months ended March 31, 2012. The increase in license and subscription revenue during the quarter ended March 31, 2013 was primarily attributable to additional revenue resulting from the Contur Acquisition combined with an incremental increase as a result of a decrease in revenue impacted by acquisition-related valuation adjustments related to the Acquisitions.
Maintenance on Perpetual Licenses. Maintenance on perpetual licenses revenue increased to $10.1 million for the three months ended March 31, 2013, as compared to $9.5 million for the three months ended March 31, 2012. As a percentage of total revenue, revenue from maintenance on perpetual licenses remained consistent at 24% for both the three months ended March 31, 2013 and 2012. The increase in revenue from maintenance on perpetual licenses during the quarter ended March 31, 2013 was primarily related to incremental revenue from the Aegis Acquisition and the Vialis Acquisition.
Content. Content revenue decreased to $2.6 million for the three months ended March 31, 2013, as compared to $3.5 million for the three months ended March 31, 2012. As a percentage of total revenue, content revenue decreased to 6% for the three months ended March 31, 2013, as compared to 9% for the three months ended March 31, 2012. The decrease in content revenue during the quarter ended March 31, 2013 was attributable to the previously announced phase-out of certain content product lines.
Professional Services and Other. Professional services and other revenue increased to $7.2 million for the three months ended March 31, 2013, as compared to $4.7 million for the three months ended March 31, 2012. As a percentage of total revenue, professional services and other revenue increased to 17% for the three months ended March 31, 2013, as compared to 12% for the three months ended March 31, 2012. The increase in revenue from professional services and other during the quarter ended March 31, 2013 was primarily attributable to an increase in revenue from solution consulting and contract research engagement orders in 2012.
Total Cost of Revenue
Cost of Revenue. Cost of revenue increased to $11.9 million for the three months ended March 31, 2013, as compared to $9.9 million for the three months ended March 31, 2012. As a percentage of revenue, cost of revenue increased to 28% for the three months ended March 31, 2013, as compared to 25% for the three months ended March 31, 2012. The increase in cost of revenue during the quarter ended March 31, 2013 was primarily attributable to increases in personnel and related expenses in our services department of approximately $1.0 million from higher headcount as a result of the Aegis Acquisition and the Vialis Acquisition, consulting and professional fees of approximately $0.4 million, overhead expense of approximately $0.3 million, distributor commissions of approximately $0.3 million and software and content royalties of approximately $0.1 million.
Amortization of Completed Technology. Amortization of completed technology increased slightly to $2.2 million for the three months ended March 31, 2013, as compared to $2.1 million for the three months ended March 31, 2012. As a percentage of revenue, amortization of completed technology remained consistent at 5% for both the three months ended March 31, 2013 and 2012.
Operating Expenses
Product Development Expenses. Product development expenses increased to $10.4 million for the three months ended March 31, 2013, as compared to $9.6 million for the three months ended March 31, 2012. As a percentage of revenue, product development expenses increased to 25% for the three months ended March 31, 2013, as compared to 24% for the three months ended March 31, 2012. The increase in product development expenses during the quarter ended March 31, 2013 was primarily attributable to an increase in personnel and related expenses of approximately $0.7 million as a result of higher headcount and an increase in professional fees of approximately $0.1 million.
Sales and Marketing Expenses. Sales and marketing expenses increased to $15.1 million for the three months ended March 31, 2013, as compared to $13.9 million for the three months ended March 31, 2012. As a percentage of revenue, sales and marketing expenses increased slightly to 36% for the three months ended March 31, 2013 from 35% for the three months ended March 31, 2012. The increase in sales and marketing expenses during the quarter ended March 31, 2013 was primarily attributable to an increase in personnel and related expenses of approximately $1.0 million as a result of higher headcount and an increase in overhead expense of approximately $0.2 million.
General and Administrative Expenses. General and administrative expenses decreased slightly to $4.4 million for the three months ended March 31, 2013, as compared to $4.5 million for the three months ended March 31, 2012. As a percentage of revenue, general and administrative expenses decreased slightly to 10% for the three months ended March 31, 2013, as compared to 11% for the three months ended March 31, 2012. The decrease in general and administrative expenses during the quarter ended March 31, 2013 was primarily attributable to a decrease in professional services and other costs.
Business Consolidation, Transaction and Headquarter-Relocation Costs. As a percentage of revenue, business consolidation, transaction and headquarter-relocation costs were 5% for the three months ended March 31, 2013, as compared to 2% for the three months ended March 31, 2012. Business consolidation, transaction and headquarter-relocation costs of $2.2 million for the three months ended March 31, 2013 consisted primarily of business consolidation costs related to recent acquisitions of $0.9 million, including professional services, legal, litigation, employee related and other costs directly related to the Acquisitions and integrating them into our company, acquisition-related contingent compensation of $0.6 million related to the Vialis Acquisition and the Contur Acquisition, and costs associated with our headquarter relocation expected in July 2013 of $0.6 million, including $0.3 million of additional rent expense during the transition to the new facility.
Business consolidation, transaction and headquarter-relocation costs of $0.6 million for the three months ended March 31, 2012 consisted primarily of personnel costs of $0.3 million related to employees who have been notified they are being terminated from the Company and professional service and other costs of $0.3 million directly related to integrating the Acquisitions into our Company.

Purchased Intangible Asset Amortization. Purchased intangible asset amortization increased to $2.4 million for the three months ended March 31, 2013, as compared to $2.1 million for the three months ended March 31, 2012. As a percentage of revenue, purchased intangible assets amortization increased to 6% for the three months ended March 31, 2013, as compared to 5% for the three months ended March 31, 2012 and was related solely to the amortization of backlog, customer relationship and trademark intangible assets acquired in the Acquisitions.
Royalty and Other Income, net
Royalty and other income, net decreased to $1.5 million for the three months ended March 31, 2013 as compared to $1.6 million for the three months ended March 31, 2012. Significant components of royalty and other income, net for the three months ended March 31, 2013 included net royalty income of $1.3 million, interest income of $0.5 million, amortization of the discount on promissory notes receivable of $0.2 million and other non-operating income of $0.2 million, partially offset by foreign currency exchange loss of $0.3 million and amortization of purchased intangible assets of $0.4 million. Significant components of net royalty and other income for the three months ended March 31, 2012 included royalty revenue of $1.6 million, interest income of $0.6 million, amortization of discount on promissory notes receivable of $0.2 million, partially offset by a foreign currency exchange loss of $0.3 million and amortization of purchased intangible assets of $0.4 million.
Income Tax Expense
Income tax expense was $0.7 million for both the three months ended March 31, 2013 and 2012. Income tax expense consists of provision for income taxes for federal and state income taxes in the U.S. and in certain foreign tax jurisdictions. Income tax expense related to U.S. and foreign jurisdictions was $0.4 million and $0.3 million, respectively for both the three months ended March 31, 2013 and 2012.
Liquidity and Capital Resources
We had cash, cash equivalents, marketable securities, and restricted cash of $130.3 million as of March 31, 2013, as compared to $115.6 million as of December 31, 2012, an increase of $14.7 million. Of these amounts, $26.8 million and $16.1 million as of March 31, 2013 and December 31, 2012, respectively, were held by our foreign subsidiaries. If such funds are needed for our U.S. operations, the repatriation of cash balances from our foreign subsidiaries could result in the recognition and payment of U.S. income taxes. We generally invest our cash and cash equivalents in investment grade, highly liquid fixed income securities. Our marketable securities portfolio is denominated in U.S. dollars and consists of investment grade, highly liquid securities of various holdings including obligations of U.S. government sponsored enterprises, commercial paper, certificates of deposit, corporate and municipal debt. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk.
The increase in cash, cash equivalents, marketable securities and restricted cash during the three months ended March 31, 2013 was primarily attributable to cash provided by operations of $19.6 million, net cash acquired from the Vialis Acquisition of $0.5 million and proceeds from the sale of common stock of $1.6 million, net of shares tendered for payment of withholding tax, partially offset by purchases of property and equipment of $2.3 million and repurchases of our common stock of $3.8 million.
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Net cash provided by operating activities	$19,595	$23,452
Net cash provided by (used) in investing activities	(16,157)	1,825
Net cash used in financing activities	(2,148)	(505)
Net cash provided by operating activities was $19.6 million for the three months ended March 31, 2013, as compared to $23.5 million for the three months ended March 31, 2012. The decrease in cash provided by operating activities during the three months ended March 31, 2013 was primarily attributable to changes in working capital combined with an increase in our net loss for the three months ended March 31, 2013.
Net cash used in investing activities was $16.2 million for the three months ended March 31, 2013, as compared to net cash provided by investing activities of $1.8 million for the three months ended March 31, 2012. Significant components of cash flows from investing activities for the three months ended March 31, 2013 included net purchases of property and equipment of $2.3 million and purchases of marketable securities of approximately $27.7 million, partially offset by proceeds from maturities of marketable securities of approximately $13.1 million, $0.5 million in net cash acquired in the Vialis acquisition and payments on promissory notes receivable of $0.2 million. Significant components of cash flows from investing activities for the three months ended March 31, 2012 included net purchases of property and equipment of $0.8 million and purchases of marketable securities of approximately $18.6 million, partially offset by proceeds from maturities of marketable securities of approximately $21.0 million.
Net cash used in financing activities was $2.1 million for the three months ended March 31, 2013, as compared to net cash used in financing activities of $0.5 million for the three months ended March 31, 2012. Significant components of cash used in financing activities for the three months ended March 31, 2013 included repurchases of our common stock of $3.8 million, partially offset by $1.6 million of proceeds from the issuance of common stock under our equity incentive plans, reduced by payments made to taxing authorities on behalf of our employees when tendering stock to us for settlement of minimum income tax liability upon vesting of RSUs. Significant components of cash flows from financing activities for the three months ended March 31, 2012 included repurchases of our common stock of $2.6 million, partially offset by $2.1 million of proceeds from the issuance of common stock under our equity incentive plans, reduced by payments made to taxing authorities on behalf of our employees when tendering stock to us for settlement of minimum income tax liability upon vesting of RSUs.
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
The information called for by this item is provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Form 10-K. Our exposures to market risk have not changed materially since December 31, 2012.

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
As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, such controls.
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
Certain Risks Related to Our Marketplace and Environment
Our revenue from the sale of computer aided design modeling and simulation software to the life science discovery research marketplace, which has historically constituted a significant portion of our overall revenue, has been declining over the past several years and may continue to decline in future years. Historically we have derived a significant portion of our revenue from the sale of computer aided design modeling and simulation software to the discovery research departments in pharmaceutical and biotechnology companies. Based on recurring analyses of incoming orders typically conducted by our sales and marketing departments, we estimate that orders for our computer aided design modeling and simulation software for the life science industry declined approximately 18% between fiscal year 2008 and 2009, approximately 16% between fiscal year 2009 and 2010, approximately 21% during the nine months ended December 31, 2010. Although revenues remained relatively constant for the years ended December 31, 2011 and December 31, 2012, during the three months ended March 31, 2013 we experienced, and in the future may continue to experience, a decline in revenues. While there is not a linear correlation between product orders and resulting revenue, we believe that our estimates of decreased product orders ultimately reflect a decline in revenue attributable to sales of our computer aided design modeling and simulation software products. We believe this decline is due to several factors, including industry consolidation, a general reduction in the level of discovery research activity by our customers, increased competition, including competition from open source software, and reductions in profit and related information technology spending by our customers. If such declines continue and we do not increase the revenue we derive from our other product and service offerings, our business could be adversely impacted.
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
We are subject to pricing pressures in some of the markets we serve. The market for computer aided design modeling and simulation products for the life science industry is intensely competitive, which has led to significant pricing pressure and declines in average selling price over the past several years. Based on recurring analyses of incoming orders typically conducted by our sales and marketing departments, we estimate that the average sales price of our computer aided design modeling and simulation products for the life science industry declined approximately 10% between fiscal year 2008 and 2009 and approximately 14% between fiscal year 2009 and 2010. Although the average price remained relatively constant for fiscal year 2011 and 2012, we may experience a decline in the future. While there is not a linear correlation between our product pricing and competition in the marketplace, we believe that our estimates of decreased prices ultimately reflect increased competition that has led and may continue to lead to pricing pressure with respect to sales of these products. In response to such increased competition and general adverse economic conditions in this market, we may be required to further modify our pricing practices. Changes in our pricing model could adversely affect our revenue and earnings.
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
Recent acquisitions and potential future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources. Since July 2010, we have acquired five companies: Symyx, Contur , VelQuest, Aegis and Vialis. We continually evaluate opportunities to acquire new businesses as part of our ongoing strategy and we may in the future acquire additional businesses that we believe could complement or expand our business or increase our customer base. We do not know if we will be able to complete any future acquisitions, or whether we will be able to successfully integrate any acquired businesses, operate them profitably or retain their key employees. Integrating the operations of acquired businesses successfully or otherwise realizing any of the anticipated benefits of any acquisitions, including anticipated cost savings and additional revenue opportunities, involves a number of potential challenges. The failure to meet these integration challenges could seriously harm our financial condition and results of operations. Realizing the benefits of our acquisitions or any future acquisitions depends in part on the integration of operations and personnel. These integration activities are complex, expensive and time-consuming and we may encounter unexpected difficulties or incur unexpected costs, including:

•	our inability to achieve the operating synergies anticipated in the acquisitions;

•	lost sales and customers as a result of our customers or customers of any acquired company deciding not to do business with us;

•	complexities associated with managing the larger, more complex, combined business;

•	integrating personnel from acquired companies while maintaining focus on providing consistent, high quality products;

•	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with acquisitions; and

•	diversion of management attention from ongoing business concerns to integration matters.
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

If we are unable to license software to, or collect receivables from, our customers, our operating results may be adversely affected. While the majority of our current customers are well-established, large companies and universities, we also provide products and services to smaller companies. Our financial success depends upon the creditworthiness and ultimate collection of amounts due from our customers, including our smaller customers with fewer financial resources. While we have not experienced significant customer defaults during the 2009, 2011 and 2012 fiscal years and the nine months ended December 31, 2010, if we are not able to collect from our customers, we may be required to write-off significant accounts receivable and recognize bad debt expenses which could materially and adversely affect our operating results.
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
We may be required to indemnify Pharmacopeia Drug Discovery, Inc. (“PDD”), or may not be able to collect on indemnification rights from PDD. On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of the spin-off, we agreed to indemnify the indebtedness, liabilities and obligations of PDD. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under certain facility leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be as significant as the remaining future minimum lease payments, which totaled approximately $7.9 million as of March 31, 2013. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any failure by PDD to satisfy its obligations and any required payment by us could have a material adverse effect on our business.
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
As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares. As of April 26, 2013, the top ten institutional holders of our common stock held approximately 51.9% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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
Anti-takeover provisions under the Delaware General Corporation Law and provisions in our certificate of incorporation and bylaws may make the accomplishment of mergers or the assumption of control by a principal stockholder more difficult, thereby making the removal of management more difficult. Certain provisions of the Delaware General Corporation Law may delay or deter attempts to secure control of our company without the consent of our management. Also, our governing documents provide for a staggered board of directors, which will make it more difficult for a potential acquirer to gain control of our board of directors. These provisions of our governing documents and those of Delaware law could have the effect of delaying, deferring or preventing a change of control, including without limitation a proxy contest, making the acquisition of a substantial block of our common stock more difficult. The provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. Further, the existence of these anti-takeover measures may cause potential bidders to look elsewhere, rather than initiating acquisition discussions with us.
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

On December 13, 2012, we entered into a stock repurchase plan (the “Repurchase Plan”) in accordance with Rule 10b5-1 of the Exchange Act, instructing our broker, subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, to purchase for our account up to $15.0 million worth of our common stock by December 31, 2013.
The following table sets forth information concerning purchases of our common stock during the quarter ended March 31, 2013, which upon repurchase are classified as treasury shares available for general corporate purposes:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
				(In thousands)
1/1/2013- 1/31/2013	260,826	9.40	260,826	$12,549
2/1/2013- 2/28/2013	86,623	9.50	86,623	$11,726
3/1/2013- 3/31/2013	51,372	9.49	51,372	$11,238

Item 6.	Exhibits

Exhibit Number	Description
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

10.1*	Letter Agreement, dated as of August 21, 2012, by and between Accelrys, Inc. and Leif Pederson.

10.2*
Letter Agreement, dated as of September 15, 2010, by and between Accelrys, Inc. and Mollie Hunter, as supplemented by that certain Addendum dated February 18, 2011 and that certain Addendum dated February 1, 2013.

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
Michael A. Piraino
Executive Vice President and Chief Financial
Officer (Duly Authorized Officer, Principal
Financial Officer and Principal Accounting
Officer)
	Date:	May 1, 2013