Form 10-Q
period 2013-06-30
ACCELRYS, INC.
filed 2013-08-01
CIK 1002388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 0-27188
 _________________________________________________
ACCELRYS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0557266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5005 Wateridge Vista Drive, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of July 26, 2013, was 55,500,217 net of treasury shares.

ACCELRYS, INC.
FORM 10-Q — QUARTERLY REPORT
For The Quarterly Period Ended June 30, 2013

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Accelrys, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$104,906	$72,747
Restricted cash	2,977	3,227
Marketable securities	25,936	26,851
Trade receivables, net of allowance for doubtful accounts of $143 as of June 30, 2013 and December 31, 2012	18,938	47,196
Promissory note receivable	—	25,895
Prepaid expenses, deferred tax assets and other current assets	10,863	10,492
Total current assets	163,620	186,408
Marketable securities, net of current portion	21,304	12,548
Restricted cash, net of current portion	256	273
Property and equipment, net	17,555	10,888
Goodwill	124,155	123,670
Purchased intangible assets, net	47,871	53,223
Promissory notes receivable, net of current portion	8,979	8,901
Other assets	4,052	9,931
Total assets	$387,792	$405,842
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,776	$3,279
Accrued liabilities	16,804	19,760
Accrued compensation and benefits	9,719	14,514
Current portion of accrued restructuring charges	274	324
Deferred gain on sale of intellectual property	—	25,895
Current portion of deferred revenue	82,527	86,340
Total current liabilities	113,100	150,112
Deferred revenue, net of current portion	2,025	2,811
Accrued income tax	10,197	8,710
Accrued restructuring charges, net of current portion	349	367
Lease-related liabilities, net of current portion	5,257	1,021
Stockholders’ equity:
Preferred stock, $.0001 par value; 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000 shares authorized; 55,621 and 55,879 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	6	6
Additional paid-in capital	486,968	480,001
Lease guarantee	(178)	(210)
Accumulated deficit	(231,704)	(238,240)
Accumulated other comprehensive income	1,772	1,264
Total stockholders’ equity	256,864	242,821
Total liabilities and stockholders’ equity	$387,792	$405,842
See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
License and subscription revenue	$20,487	$21,399	$42,762	$43,096
Maintenance on perpetual licenses	9,497	9,128	19,561	18,619
Content	2,418	3,032	4,986	6,575
Professional services and other	6,634	4,835	13,865	9,543
Total revenue	39,036	38,394	81,174	77,833
Cost of revenue:
Cost of revenue	10,580	10,017	22,487	19,895
Amortization of completed technology	2,213	2,074	4,429	4,155
Total cost of revenue	12,793	12,091	26,916	24,050
Gross profit	26,243	26,303	54,258	53,783
Operating expenses:
Product development	9,729	9,747	20,097	19,299
Sales and marketing	15,356	13,813	30,489	27,678
General and administrative	4,098	4,367	8,482	8,893
Business consolidation, transaction and headquarter-relocation costs (recoveries)	2,063	(21)	4,222	609
Purchased intangible asset amortization	2,411	2,118	4,844	4,213
Total operating expenses	33,657	30,024	68,134	60,692
Operating loss	(7,414)	(3,721)	(13,876)	(6,909)
Gain on sale of intellectual property	25,821	—	25,895	—
Royalty and other income, net	1,997	3,613	3,396	5,244
Income (loss) before income taxes	20,404	(108)	15,415	(1,665)
Income tax expense	617	412	1,354	1,109
Net income (loss)	$19,787	$(520)	$14,061	$(2,774)

Net income (loss) per share amounts:
Basic	$0.36	$(0.01)	$0.25	$(0.05)
Diluted	$0.35	$(0.01)	$0.25	$(0.05)

Weighted average shares used to compute net income (loss) per share
Basic	55,707	55,596	55,694	55,690
Diluted	56,874	55,596	56,964	55,690
See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$19,787	$(520)	$14,061	$(2,774)
Other comprehensive loss:
Foreign currency translation adjustment	96	(607)	626	207
Unrealized loss on marketable securities, net of tax	(84)	(50)	(118)	(4)
Total other comprehensive income (loss)	12	(657)	508	203
Comprehensive income (loss)	$19,799	$(1,177)	$14,569	$(2,571)
See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$14,061	$(2,774)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,780	1,602
Amortization	10,219	9,421
Gain on sale of real estate	—	(2,744)
Share-based compensation	4,534	3,639
Contingent compensation expense	1,261	456
Amortization of premium on marketable debt securities	467	659
Amortization of discount on promissory notes receivable	(685)	(428)
Deferred income taxes	380	442
Gain on sale of intellectual property	(25,895)	—
Other	231	(250)
Changes in operating assets and liabilities:
Trade receivables	28,137	21,382
Prepaid expense and other current assets	(247)	(1,810)
Other assets	186	(130)
Accounts payable	369	(2,778)
Accrued liabilities, compensation and benefits	(4,980)	(11,291)
Deferred revenue	(1,125)	10,342
Net cash provided by operating activities	28,693	25,738
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(4,669)	(4,500)
Release of deposit for business acquisitions	5,202	—
Purchases of property and equipment, net	(8,576)	(2,291)
Net proceeds from sale of real estate	—	6,800
Purchases of marketable securities	(32,435)	(40,648)
Proceeds from maturities and sales of marketable securities	24,008	27,495
Proceeds from promissory notes receivable	26,502	350
Net decrease in restricted cash	250	579
Net cash provided by (used in) investing activities	10,282	(12,215)
Cash flows from financing activities:
Payment of contingent consideration liabilities	(250)	(250)
Proceeds from issuance of common stock	2,919	4,507
Common stock tendered for payment of withholding taxes	(492)	(207)
Repurchases of common stock	(7,525)	(6,022)
Net cash used in financing activities	(5,348)	(1,972)
Effect of changes in exchange rates on cash and cash equivalents	(1,468)	(270)
Increase in cash and cash equivalents	32,159	11,281
Cash and cash equivalents at beginning of period	72,747	69,610
Cash and cash equivalents at end of period	$104,906	$80,891

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.     Basis of Presentation and Significant Accounting Policies
Financial Statement Preparation
The condensed consolidated financial statements of Accelrys, Inc. (“Accelrys”, “we”, “our” or “us”) as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 are unaudited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”). We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2013 (the “Form 10-K”).
On July 1, 2010, Alto Merger Sub, Inc., our wholly owned subsidiary, merged with and into Symyx Technologies, Inc. (“Symyx”), with Symyx surviving as our wholly owned subsidiary (the “Symyx Merger”). Symyx's operating results are included in our consolidated financial statements and results of operations beginning July 1, 2010. On May 19, 2011, we completed the acquisition of Contur Software AB (“Contur”), whereby Contur became our wholly owned subsidiary (the “Contur Acquisition”). Contur's operating results are included in our consolidated financial statements and results of operations beginning May 19, 2011. On December 30, 2011 we completed the acquisition of VelQuest Corporation (“VelQuest”), whereby VelQuest became our wholly owned subsidiary (the “VelQuest Acquisition”). VelQuest's operating results are included in our consolidated financial statements and results of operations beginning December 30, 2011. On May 17, 2012, we acquired a proprietary web-based Hit Explorer Operating System (“HEOS”) software platform from Scynexis, Inc. The operating results of the HEOS platform are included in our consolidated financial statements and results of operations beginning May 17, 2012. On October 23, 2012, we completed the acquisition of Aegis Analytical Corporation (“Aegis”), whereby Aegis became our wholly owned subsidiary (the “Aegis Acquisition”). Aegis's operating results are included in our consolidated financial statements and results of operations beginning October 23, 2012. On January 11, 2013, we completed the acquisition of all of the outstanding shares of Vialis AG (“Vialis”), a joint stock company organized under the laws of Switzerland (the “Vialis Acquisition” and together with the Symyx Merger, the Contur Acquisition, the VelQuest Acquisition, the Aegis Acquisition and the acquisition of the HEOS platform, the “Acquisitions”). Vialis' operating results are included in our consolidated financial statements and results of operations beginning January 11, 2013.
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
Principles of Consolidation
These condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Customer billings issued in connection with our revenue-generating activities are initially recorded as deferred revenue. We then recognize the revenue from these customer billings as set forth below and when all of the following criteria are met:

•	a fully executed written contract or purchase order has been obtained from the customer (i.e., persuasive evidence of an arrangement exists),

•	the contractual price of the product or service has been defined and agreed to in the contract or purchase order (i.e., price is fixed or determinable),

•	delivery of the product or service has occurred and no material uncertainties regarding customer acceptance of the delivered product or service exist, and

•	collection of the purchase price from the customer is considered probable.
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
Renewal of PCS Under Perpetual Software Licenses. Our PCS includes the right to receive unspecified upgrades or enhancements and technical support. Fees from customer renewals of PCS related to previously purchased perpetual licenses are recognized ratably over the term of the PCS when sold as a multiple element arrangement.
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
Hosting Services. We are an application service provider (“ASP”), meaning we provide hosting services that give customers access to software that resides on our servers. The ASP model typically includes an up-front fee and a monthly commitment from the customer that commences upon completion of the implementation through the remainder of the customer life. The up-front fee is the initial setup fee, or the implementation fee. The monthly commitment includes, but is not limited to, a fixed monthly fee or a transactional fee based on system usage that exceeds monthly minimums. We do not view the signing of the contract or the provision of initial setup services as discrete earnings events. Revenue is typically deferred until the date the customer commences use of our services, at which point the up-front fees are recognized ratably over the life of the customer arrangement.
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
Deferred Costs
Occasionally, we enter into professional service arrangements under which resulting revenue is deferred until certain elements of the arrangements are delivered. As a result, if deemed material, we defer the direct variable expense, not exceeding the revenue deferred, in other current assets on the balance sheet until the period when revenue is recognized. Direct and incremental variable expenses include direct labor costs and direct services contracts with third parties working on the software service arrangements. As of June 30, 2013 and December 31, 2012, we deferred approximately $1.6 million and $0.8 million, respectively, of direct and incremental variable costs related to software service arrangements where the revenue is deferred until future periods.
Share Based Compensation
We use the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options granted and stock purchases under our 2005 Employee Stock Purchase Plan (“ESPP”). This model incorporates various assumptions, including expected volatility, risk-free interest rates, expected dividend yield and expected award life, each discussed below. The fair value of restricted stock units (“RSUs”) granted is based on the market price of our common stock on the date of grant. We recognize the fair value of share-based compensation on a straight-line basis over the requisite service periods of the awards.

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
Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation, we are also required to estimate at grant the likelihood that the award will ultimately vest (the “pre-vesting forfeiture rate”), and to revise the estimate, if necessary, in future periods if the actual forfeiture rate differs. We determine the pre-vesting forfeiture rate of an award based on our historical pre-vesting award forfeiture experience, giving consideration to company-specific events impacting historical pre-vesting award forfeiture experience that are unlikely to occur in the future as well as anticipated future events that may impact forfeiture rates.
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
Interest and penalties related to income tax matters are recognized in income tax expense. During the three and six months ended June 30, 2013 we incurred interest and penalties of approximately $26,000 and $30,000, respectively. During the three and six months ended June 30, 2012 we incurred interest and penalties of approximately $39,000 and $0.1 million, respectively. Interest and penalties of $0.1 million remained accrued as of June 30, 2013.

2.     Business Combinations
Vialis Acquisition
On January 11, 2013, we acquired 100% of the outstanding shares of Vialis, a joint stock company organized under the laws of Switzerland. Vialis is a systems integrator based in Liestal, Switzerland that serves the pharmaceutical, biotechnology, chemicals and agro-science industries. We acquired Vialis as part of our strategy to expand our professional services offerings internationally.
The total consideration for the Vialis Acquisition was $6.5 million, consisting of (i) an upfront payment in an amount equal to five million Swiss francs (or approximately $5.2 million) made on December 31, 2012, prior to the closing date of the acquisition, of which $0.8 million was deposited into an escrow account in the name of the selling shareholders on the acquisition date and will be released 12 months following the acquisition date if, and to the extent that, certain breaches of the representations and warranties have not occurred, and (ii) a $1.3 million cash payment, which was paid in connection with the signing and simultaneous closing of the acquisition. We funded the purchase price with cash on hand.
The preliminary determination of fair value is as follows:

(in thousands)
Fair Value of Consideration Transferred	$6,508
Less: Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	1,839
Accounts receivable	1,304
Other assets	365
Property, plant and equipment	63
Intangible assets	5,040
Other current liabilities	(1,399)
Deferred tax liabilities	(1,132)
Deferred revenue	(288)
Goodwill	$716
The above purchase price determination is considered preliminary and is subject to revision during the measurement period. We are reviewing the preliminary valuation of acquired intangible assets and deferred revenue. We may adjust the fair value assumptions after obtaining more information regarding preliminary determination of assets acquired and liabilities assumed, including deferred tax assets and deferred tax liabilities (due to potential limitations on their use). There is no tax deductible goodwill as a result of the Vialis Acquisition.
During the six months ended June 30, 2013, we made measurement period adjustments totaling $0.8 million consisting of $0.4 million related to intangible assets, $0.2 million to accounts receivable and other assets and $0.2 million to accrued liabilities.
In addition to the initial purchase price, pursuant to the terms of the purchase agreement, the selling shareholders can earn certain contingent earn-out consideration of up to five million Swiss francs payable during the next three fiscal years, subject to the satisfaction by Vialis of certain orders-related milestones. The contingent earn-out consideration is subject to forfeiture in equal amounts by each of the selling shareholders if employment is terminated prior to a three -year retention period. Accordingly, the payment was determined to be compensation for post-acquisition service, the estimated cost of which is being recognized as compensation expense over the three-year retention period based upon the expected achievement of the orders-related milestones. During the three and six months ended June 30, 2013, we recognized $0.5 million and $1.0 million, respectively, of compensation expense related to the earn-out consideration, which is included in the “Business consolidation, transaction and headquarter-relocation costs” line in our consolidated statement of operations.
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
The total consideration for the Aegis Acquisition was $30.7 million, consisting of (i) an initial cash payment of $26.1 million, which was paid in connection with the signing and simultaneous closing of the acquisition, and (ii) additional consideration of $4.6 million, which was deposited into an escrow account in the name of the selling shareholders on the acquisition date. The escrowed funds will be released to the selling shareholders on December 27, 2013 if, and to the extent that, certain breaches of the representations and warranties have not occurred.
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
The total consideration for the VelQuest Acquisition was $35.0 million, consisting of (i)an initial cash payment of $29.8 million, which was paid in connection with the signing and simultaneous closing of the acquisition, and (ii) additional consideration of $5.3 million, which was deposited into an escrow account in the name of the selling shareholders on the acquisition date to cover indemnification claims under the acquisition agreement, if any, for a period of 15 months following the acquisition date. The remaining escrowed funds will be released to the selling shareholders beyond the initial 15 months period subject to the resolution of claims by certain selling shareholders.
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
The total consideration for the Contur Acquisition was to be up to $11.1 million, consisting of (i) an initial cash payment of $10.6 million, which was paid in connection with the signing and simultaneous closing of the acquisition, and (ii) additional consideration of up to $0.5 million upon the achievement by Contur of certain agreed-upon performance milestones, payable in equal increments upon each of the first and second anniversaries of the date of the acquisition. In accordance with the terms of the Purchase Agreement, we deposited $0.5 million in an escrow account in our name on the acquisition date for the potential payments for the contingent consideration obligation. The first and second year performance milestones were met during the three months ended June 30, 2012 and 2013, respectively, and accordingly, $0.25 million was released in accordance with the escrow agreement in each of the three months ended June 30, 2012 and 2013.
In allocating the purchase price based on estimated fair values, we recorded approximately $7.5 million of goodwill and $4.4 million of identifiable intangible assets.
In addition to the initial purchase price, we deposited $2.0 million in an escrow account in the name of the six former equity holders of Contur. The escrowed funds were released two years following the acquisition date, in $1.0 million increments upon each of the first and second anniversaries of the date of the acquisition. The $2.0 million was also subject to forfeiture in equal amounts by each of the former equity holders if employment was terminated prior to a two-year retention period. Accordingly, the payment was determined to be compensation for post-acquisition service, the cost of which was recognized as compensation expense over the two-year retention period. During the three months ended June 30, 2012, $1.0 million of the escrowed funds were released in accordance with the escrow agreement, and the remaining $1.0 million were released during the three months ended June 30, 2013.
3.     Net Income (Loss) Per Share
We compute net income (loss) per share pursuant to FASB ASC Topic 260, Earnings Per Share. Accordingly, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is computed by dividing the net income for the period by the weighted average number of common stock and common stock equivalents outstanding during the period. Potentially dilutive common stock equivalents consist of common stock options and unvested RSUs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$19,787	$(520)	$14,061	$(2,774)
Denominator for basic and diluted net income (loss) per share:
Weighted average common shares outstanding for basic	55,707	55,596	55,694	55,690
Dilutive potential common stock outstanding:
Stock options and restricted stock units	1,167	—	1,270	—
Weighted average common shares outstanding for diluted	56,874	55,596	56,964	55,690
Basic net income (loss) per share	$0.36	$(0.01)	$0.25	$(0.05)
Diluted net income (loss) per share	$0.35	$(0.01)	$0.25	$(0.05)
As we reported a net loss for each of the three and six months ended June 30, 2012, basic and diluted net loss per share were the same. Potentially dilutive common stock equivalents that were excluded from the diluted net income (loss) per share calculation since their effect would be anti-dilutive totaled approximately 2.8 million and 2.6 million shares for the three and six months ended June 30, 2013, respectively, and 2.6 million and 3.0 million shares for the three and six months ended June 30, 2012, respectively.
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
Notwithstanding the foregoing, any shares of common stock issued in connection with awards other than stock options and SARs will be counted against the total share limit reserved under the 2011 Plan by applying the Multiplier (as defined below) to the shares of common stock covered by each such award; conversely, shares of common stock returned to or deemed not to have been issued from the 2011 Plan under awards other than stock options and SARs will return to the share reserve at a rate determined by multiplying such number of shares by the Multiplier. The “Multiplier” for awards other than stock options and SARs will be 2.22 shares of common stock for every 1.0 share of common stock issued in connection with such award. For example, a grant of a restricted stock award for 1,000 shares would count as 2,220 shares against the reserve, and if returned to the 2011 Plan, would count as 2,220 shares returned to the 2011 Plan. As of June 30, 2013, there are approximately 12,597,585 shares of our common stock available for issuance under the 2011 Plan.

On August 3, 2011, our stockholders also approved an amendment to our 2005 Employee Stock Purchase Plan (the “ESPP”), to increase the number of shares available for future grant under the ESPP to 2,500,000. Under the ESPP, employees may defer up to 10% of their base salary to purchase shares of our common stock, up to a maximum of 1,000 shares per offering period. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable offering period or the applicable purchase date. To date, we have issued 1,170,840 shares under the ESPP and 1,329,160 shares remain available for future issuance under the ESPP as of June 30, 2013.
Share-Based Award Activity
Our stock options generally vest over four years and have a contractual term of seven to ten years. A summary of stock option activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(In thousands, except per share amounts)
Outstanding at December 31, 2012	5,908	$7.23
Granted	274	8.62
Exercised	(365)	6.27
Expired/Forfeited	(287)	8.39
Outstanding at June 30, 2013	5,530	7.30	7,493	7.12
Vested and expected to vest at June 30, 2013	5,167	7.25	7,300	6.99
Exercisable at June 30, 2013	2,777	6.77	5,684	5.51
The aggregate intrinsic value of stock options outstanding and exercisable at June 30, 2013 was based on the closing price of our common stock on June 28, 2013of $8.40 per share.
RSUs granted under our Amended and Restated 2004 Stock Incentive Plan, as amended (the “2004 Plan”), the Symyx 2007 Stock Incentive Plan, as amended (the “2007 Plan”), and the 2011 Plan generally vest annually over three years and, once vested, do not expire. A limited number of RSUs granted under the 2011 Plan vest over one year and, once vested, do not expire.
Upon vesting of an RSU, employees are generally issued an equivalent number of shares of our common stock. A summary of RSU activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands, except per share amounts)
Unvested at December 31, 2012	1,653	$7.53
Granted	176	8.59
Vested	(165)	7.02
Forfeited	(132)	7.59
Unvested at June 30, 2013	1,532	$7.71
Included in the vested shares for the period are approximately 50,876 shares tendered to us by employees for payment of minimum income tax obligations upon vesting of RSUs.
The following table summarizes additional information pertaining to our stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Stock options
Weighted average grant date fair value per share	$3.64	$3.58	$3.68	$3.55
Total intrinsic value of stock options exercised	0.1	0.6	1.2	1.2
RSUs
Total fair value of awards vested	0.4	0.5	1.6	0.7
Share-Based Compensation Expense
The estimated fair value of our share-based awards is recognized as a charge against income on a straight-line basis over the requisite service period, which is typically the vesting period of the award. Total share-based compensation expense recognized in our consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Cost of revenue	$149	$147	$384	$289
Product development	476	374	932	756
Sales and marketing	641	665	1,496	1,254
General and administrative	848	648	1,717	1,335
Business consolidation, transaction and headquarter-relocation costs	5	14	10	5
Total stock-based compensation expense	$2,119	$1,848	$4,539	$3,639
No share-based compensation expense was capitalized in the periods presented. At June 30, 2013, the gross amount of unrecognized share-based compensation expense relating to unvested share-based stock options, RSUs and ESPP shares was approximately $16.0 million, which we anticipate recognizing as a charge against operations over a weighted average period of 2.2 years .
Stock Repurchases
Our Board of Directors approves common stock repurchase programs from time, to time authorizing management to repurchase shares of our common stock in open market transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We repurchase shares primarily to offset dilution caused by ongoing stock issuances from existing equity compensation plans and to improve stockholders’ returns. Repurchased shares are recorded as treasury stock upon repurchase and are subsequently retired.
On December 13, 2012, we entered into a stock repurchase plan (the “Repurchase Plan”) in accordance with Rule 10b5-1 of the Exchange Act. Pursuant to the Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we instructed our broker to purchase for our account up to $15.0 million worth of our common stock by December 31, 2013.
We have made cumulative repurchases of 3,438,738 shares, at a cost of approximately $28.8 million (including commissions), since we began our stock repurchase program in November 2010. All repurchased shares of common stock have been retired.
The following table provides a summary of the repurchase activity for the periods indicated under our stock repurchase program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share price)
Shares repurchased	435	428	834	748
Average purchase price	$8.64	$8.08	$9.02	$8.05
Aggregate purchase price	$3,763	$3,454	$7,525	$6,022

Retirement of Treasury Stock

During the six months ended June 30, 2013, we retired 834,110 shares of our treasury stock. These shares remain as authorized shares; however they are now considered unissued. In accordance with FASB ASC Topic 505, Equity, the retirement of our treasury stock resulted in a reduction in our treasury stock and a corresponding increase in our accumulated deficit of $7.5 million. There was no effect on the total stockholders' equity position as a result of the retirement.
Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2013 consisted of the following:

	Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Translation Adjustment	Total
	(in thousands)
Balance at December 31, 2012	$76	$1,188	$1,264
Other comprehensive income (loss) before reclassifications	(118)	626	508
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	(118)	626	508
Balance at June 30, 2013	$(42)	$1,814	$1,772
5.     Marketable Securities
Our marketable securities consist of fixed income securities with original maturities of greater than three months and include obligations of U.S. government sponsored enterprises, commercial paper, certificates of deposit, and corporate and municipal debt. We account for our investments in marketable securities in accordance with FASB ASC Topic 320, Investments—Debt and Equity Securities (“ASC Topic 320”). Accordingly, our marketable securities have been classified as available-for-sale and are recorded at their estimated fair value, with unrealized gains and losses recorded in stockholders' equity and included in accumulated other comprehensive income. Realized gains and losses on the sale of available-for-sale marketable securities are recorded in royalty and other income, net. Available-for-sale marketable securities with original maturities greater than three months and remaining maturities of one year or less are classified as short-term available-for-sale marketable securities. Available-for-sale marketable securities with remaining maturities of greater than one year are classified as long-term available-for-sale marketable securities, as we intend to hold these securities until maturity. Unrealized losses that are not considered other-than-temporary and unrealized gains are included in accumulated other comprehensive income in stockholders' equity. Unrealized losses that are determined to be other-than-temporary are recorded as a charge against income. The cost of marketable securities sold is determined based on the specific identification method.

Marketable securities as of June 30, 2013 and December 31, 2012 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2013:
Short-Term Marketable Securities:
U.S. Treasury securities	$2,001	$12	$—	$2,013
U.S. government and agency securities	661	3	—	664
Commercial paper and certificates of deposit	1,297	—	—	1,297
Corporate debt securities	21,163	14	(15)	21,162
Municipal debt securities	800	—	—	800
Total Short-Term Marketable Securities	$25,922	$29	$(15)	$25,936
Long-Term Marketable Securities:
Corporate debt securities	$20,569	$11	$(63)	$20,517
Municipal debt securities	791	—	(4)	787
Total Long-Term Marketable Securities	$21,360	$11	$(67)	$21,304

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2012:
Short-Term Marketable Securities:
U.S. Treasury securities	$1,800	$5	$—	$1,805
U.S. government and agency securities	3,018	5	—	3,023
Commercial paper and certificates of deposit	6,001	2	—	6,003
Corporate debt securities	16,010	11	(1)	16,020
Total Short-Term Marketable Securities	$26,829	$23	$(1)	$26,851
Long-Term Marketable Securities:
U.S. Treasury securities	$1,502	$19	$—	$1,521
U.S. government and agency securities	156	2	—	158
Corporate debt securities	10,835	34	—	10,869
Total Long-Term Marketable Securities	$12,493	$55	$—	$12,548
As of June 30, 2013 and December 31, 2012, we did not have any investments in marketable securities with a material unrealized loss position for twelve months or greater.
We assess our marketable securities for impairment under the guidance provided by ASC Topic 320. Accordingly, we review the fair value of our marketable securities at least quarterly to determine if declines in the fair value of individual securities are other-than-temporary in nature. If we believe the decline in the fair value of an individual security is other-than-temporary, we write-down the carrying value of the security to its estimated fair value, with a corresponding charge against income. To determine if a decline in the fair value of an investment is other-than-temporary, we consider several factors, including, among others, the period of time and extent to which the estimated fair value has been less than cost, overall market conditions, the historical and projected future financial condition of the issuer of the security and our ability and intent to hold the security for a period of time sufficient to allow for a recovery of the market value. The unrealized losses related to our marketable securities held as of June 30, 2013 and December 31, 2012 were primarily caused by recent fluctuations in market interest rates, and not the credit quality of the issuer, and we have the ability and intent to hold these securities until a recovery of fair value, which may be at maturity. As a result, we do not believe these securities to be other-than-temporarily impaired as of June 30, 2013.
6.     Long -Term Investments and Promissory Notes Receivable

Our long-term investments consist of equity investments in privately held companies. We determine the accounting method used to account for investments in equity securities of other business entities in which we do not have a controlling interest primarily based on our ownership of each such business entity and whether we have the ability to exercise significant influence over the strategic, operating, investing, and financing activities of each such business entity. As we do not have a controlling interest or have the ability to exercise significant influence over the companies, we account for our investments using the cost method of accounting. We monitor these investments for impairment by considering current factors, including economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment.
Freeslate
We have a non-controlling minority equity interest of approximately 19.5% in Freeslate Inc. (“Freeslate”), a privately held company headquartered in Sunnyvale, California that designs, develops, and deploys integrated workflows for research and development labs. We have determined that Freeslate is a variable interest entity in which we are not the primary beneficiary. The key factors in our assessment were that Freeslate’s management team and board of directors were solely responsible for all economic aspects of the entity, including key business decisions that impact Freeslate’s economic performance, and we do not have power, through our variable interest, to direct the activities that most significantly impact the economic performance of Freeslate. We also do not hold any seats on Freeslate’s board of directors. Accordingly, we account for our investment in Freeslate as a cost method investment. The carrying value of our investment in Freeslate was $1.0 million as of both June 30, 2013 and December 31, 2012 and is included in the “Other assets” line in the consolidated balance sheet. In addition to our equity interest, we have a warrant allowing us to retain our 19.5% interest in the event of dilution through future stock issuances under Freeslate’s existing stock plans. We have determined that as of June 30, 2013, our investment in Freeslate is not impaired.
We also hold an unsecured promissory note receivable with a face value of $10.0 million from Freeslate, which bears interest at 8% per annum payable annually in arrears. The note requires principal payments in the amount of $1.0 million starting on March 1, 2014 and continuing annually until March 1, 2019, with the final principal payment of $4.0 million due on March 1, 2020. As the note receivable was acquired in the Symyx Merger on July 1, 2010, it was revalued in purchase accounting to its then fair value of $8.8 million. The note receivable is not measured at fair value on a recurring basis, but is periodically reviewed for possible impairment. The note receivable had a carrying amount of $9.0 million and $8.9 million as of June 30, 2013 and December 31, 2012, respectively.
Our maximum exposure to loss as a result of our interests in Freeslate is limited to the aggregate of the carrying value of our equity investment and the promissory note receivable. There were no future funding commitments as of June 30, 2013 related to Freeslate.
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
Pursuant to the terms of the IM Agreement, IM issued to Symyx a secured promissory note receivable in a principal amount equal to $27.3 million (the “IM Note”), representing the difference between $67.0 million and the aggregate gross proceeds from Symyx’s sale of its IM common stock in the IPO. The IM Note had a term of 24 months and an interest rate equal to 4% and was payable in quarterly installments such that an amount equal to the greater of $500,000 per quarter or the amount of accrued interest for such quarter would be payable at the end of each such quarter, with a balloon payment due at maturity. The note was pre-payable by IM at any time without penalty or premium and was secured by a proportionate amount of IM’s tangible fixed assets, excluding intellectual property.
The IM Note was discounted to a fair value of $26.0 million, representing the consideration for the patents transferred to IM, which we carried as purchased technology intangible assets acquired in the Symyx Merger, and the termination of IM’s royalty obligations to Symyx. In connection with the sale of the intellectual property, we wrote off intangible assets sold to IM with a net book value of $4.3 million in the fourth quarter of fiscal 2011 and, based on our assessment of the relevant revenue recognition guidance and other factors, we deferred the recognition of the portion of the net gain equal to the fair value of the IM Note of $26.0 million. The fair value of the IM Note was based on a market interest rate of 6.89% for comparable instruments. Historically we recognized a gain when the payments became due on the IM Note to the extent they exceeded interest due and the amortization of the discount on the IM Note. Based on our evaluation of the contractual terms of the IM Note and its collectability, we believe the IM Note met the definition of a financial asset; therefore, we recorded the IM Note at expected net realizable value on our consolidated balance sheet. On May 31, 2013, IM paid off the IM Note in full pursuant to the penalty-free pre-payment option. Accordingly, we recognized $25.9 million gain on sale of intellectual property in the three months ended June 30, 2013.

7.     Fair Value
Financial Assets and Liabilities
We carry our cash equivalents, marketable securities and foreign currency forward contracts at market value. Cash equivalents are comprised of short-term, highly liquid investments, including money market funds and other investment grade securities such as certificates of deposit, commercial paper, corporate and municipal bonds and obligations of U.S. government sponsored enterprises. Our marketable securities consist of debt securities with original maturities of greater than three months and include obligations of U.S. government sponsored enterprises, commercial paper, certificates of deposit and corporate and municipal debt. The fair value of our foreign currency contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.
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
We recorded an acquisition-related liability for contingent consideration representing the amounts payable to former Contur equity holders, as outlined under the terms of the Contur Purchase Agreement, upon the achievement by Contur of certain agreed-upon performance milestones. The fair value of this Level 3 liability is estimated based on a discounted probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving the milestone criteria. Subsequent changes in the fair value of the contingent consideration liability are recorded in the statement of operations and result from updates to assumed probability of achievement of milestones and adjustments to the discount periods and rates.
The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy:

	Estimated Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2013:
Cash equivalents (1)	$33,108	$32,508	$600	$—
Short-Term Marketable Securities:
U.S. Treasury securities	2,013	2,013	—	—
U.S. government and agency securities	664	—	664	—
Commercial paper and certificates of deposit	1,297	—	1,297	—
Corporate debt securities	21,162	—	21,162	—
Municipal debt securities	800	—	800	—
Long-Term Marketable Securities:
Corporate debt securities	20,517	—	20,517	—
Municipal debt securities	787	—	787	—
Total marketable securities:	47,240	2,013	45,227	—

Total assets measured at fair value	$80,348	$34,521	$45,827	$—
Liabilities:
Foreign currency forward contracts not designated as hedges	119	—	119	—
Total liabilities measured at fair value	$119	$—	$119	$—

(1)	Cash equivalents are included in the “Cash and cash equivalents” line in the consolidated balance sheet

There were no transfers between Level 1 and Level 2 securities during the six months ended June 30, 2013.

	Estimated Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2012:
Cash equivalents (1)	$46,043	$46,043	$—		$—
Short-Term Marketable Securities:
U.S. Treasury securities	1,805	1,805	—		—
U.S. government and agency securities	3,023	—	3,023		—
Commercial paper and certificates of deposit	6,003	—	6,003		—
Corporate debt securities	16,020	—	16,020		—
Municipal debt securities	—	—	—		—
Long-Term Marketable Securities:
U.S. Treasury securities	1,521	1,521	—		—
U.S. government and agency securities	158	—	158		—
Corporate debt securities	10,869	—	10,869		—
Total marketable securities:	39,399	3,326	36,073		—

Total assets at fair value	$85,442	$49,369	$36,073	$—	$—
Liabilities:
Acquisition-related contingent consideration	$241	$—	$—		$241
Foreign currency forward contracts not designated as hedges	99	—	99		—
Total liabilities at fair value	$340	$—	$99		$241

(1)	Cash equivalents are included in the “Cash and cash equivalents” line in the consolidated balance sheet

The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2013 (in thousands):

Balance at December 31, 2012	$241
Expenses recorded due to changes in fair value	9
Payments	(250)
Balance at June 30, 2013	$—

Additional Disclosures Regarding Fair Value Measurements
The carrying amount of accounts receivable, accounts payable and accrued liabilities are considered to be representative of their respective fair values due to their short-term nature. Our cost-method investments in privately held companies are carried at cost. Our notes receivable are carried at the expected net realizable value. It is impracticable for us to estimate the fair value of these instruments on a recurring basis if there are no identified events or changes in circumstances that may have a significant adverse effect on their fair value.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Our non-financial assets and liabilities (e.g., goodwill, intangible assets, property and equipment and nonfinancial assets and liabilities initially measured at fair value in a business combination) are re-measured at fair value subsequent to initial recognition only when they are deemed to be other-than-temporarily impaired. There were no non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a nonrecurring basis for the periods presented.

8.     Goodwill and Purchased Intangible Assets

Intangible assets consist of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization
		(In thousands)			(In thousands)
Intangible assets subject to amortization:
Purchased technology	8	$61,330	$37,690	8	$61,309	$32,569
Purchased customer relationships	8	34,867	17,445	7	30,729	13,991
Purchased backlog	3	8,405	7,140	3	7,800	6,370
Purchased contract base	5	50	50	5	50	50
Purchased intellectual property	5	1,998	1,998	5	1,998	1,860
Purchased trademark/tradename	6	6,890	3,846	5	6,850	3,173
		$113,540	$68,169		$108,736	$58,013
Intangible assets not subject to amortization:
Purchased trademark/tradename		$2,500			$2,500

As discussed in Note 2, intangible assets related to the Vialis Acquisition are included in our preliminary purchase price allocation and are subject to change during the measurement period. Intangible assets are amortized over their estimated useful lives either on a straight-line or accelerated basis that reflects the pattern in which the economic benefits of the intangible assets are expected to be realized, which range from one to fifteen years, with no residual value.
Intangible asset amortization expense was $5.1 million and $10.2 million for the three and six months ended June 30, 2013, respectively. Intangible asset amortization expense was $4.7 million and $9.4 million for the three and six months ended June 30, 2012, respectively.
Future estimated amortization expense for intangible assets as of June 30, 2013 is as follows and is subject to change as a result of measurement period adjustments (in thousands):

2013 (remaining six months)	$10,064
2014	14,306
2015	8,816
2016	5,225
2017	3,444
Thereafter	3,516
Total	$45,371
The changes to the carrying amount of goodwill for the six months ended June 30, 2013, are as follows (in thousands):

Balance at December 31, 2012	$123,670
Goodwill acquired in the Vialis Acquisition	716
Effect of foreign exchange	(231)
Balance at June 30, 2013	$124,155

9.     Guarantees and Commitments

Guarantee of Lease Obligation of Others
On April 30, 2004, we spun-off our drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. (“PDD”), into an independent, separately traded, and publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. The landlords of our New Jersey facilities, which are used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords have required us to guarantee the remaining lease obligations, which totaled approximately $7.3 million as of June 30, 2013. In the event that PDD defaults on its lease commitment, we are permitted under the guarantee to sublease the facility in order to mitigate our lease obligation. In fiscal 2005, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair value of the guarantee. Changes to the fair value of the liability are recognized in stockholders’ equity. The liability for our guarantee of the lease obligation was $0.1 million and $0.2 million at June 30, 2013 and December 31, 2012, respectively.
Other Guarantees and Indemnifications
We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and the likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of June 30, 2013.
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
In December 2012, we entered into a lease agreement for a facility with 61,460 square feet of office space, which will serve as our new corporate headquarters in San Diego, California. The lease commenced on July 1, 2013 and has a 10-year term (with an option to terminate after five years as discussed below). The annual base rent for the first year of the lease is $1.6 million and is subject to annual increases of approximately three to four percent per year, with the rent in the first and sixth years subject to partial abatement. Pursuant to the terms of the lease, we will have: (i) two five-year options to renew the lease (with the base rent subject to adjustment based on certain comparable metrics set forth in the lease); and (ii) a one-time right to terminate the lease effective as of June 30, 2018 upon written notice to the landlord on or before January 1, 2018. In the event that we exercise our right to terminate the lease in accordance with the foregoing, we will be obligated to pay to the landlord a termination fee of $2.3 million.
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

Additionally, under the terms of the lease for our former San Diego, California corporate office, we were required to obtain an irrevocable letter of credit for $6.6 million to ensure our performance under the lease agreement. The letter of credit requirement decreased to $3.5 million on September 1, 2011 and will expire upon termination of the lease on September 1, 2013. The letter of credit is fully secured by cash and cash equivalents, which are included in restricted cash in the accompanying condensed consolidated balance sheets.

10.     Restructuring Activities
Historically, restructuring charges have included costs associated with reductions in workforce and exits of idle facilities.
The following summarizes the changes in our accrued restructuring charges liability:

	Severance and Related Costs	Lease Obligation Exit and Facility Closure Costs	Total
	(In thousands)
Balance at December 31, 2012	$65	$626	$691
Additional severance and lease abandonment charges	—	—	—
Adjustments to liability	—	103	103
Cash payments	(23)	(105)	(128)
Effect of foreign exchange	(7)	(36)	(43)
Balance at December 31, 2013	$35	$588	$623
In July 2010, as a result of the Symyx Merger, we implemented a plan to terminate the employment of approximately 80 employees in the U.S., Europe and the Asia-Pacific region. As a result of such terminations, we have incurred total severance charges of approximately $5.3 million, with $0.8 million incurred during fiscal 2011 and $4.5 million incurred during fiscal 2010. As of June 30, 2013, approximately $5.2 million in cash payments had been made, with the remaining balance of $35,000 expected to be paid during the second half of fiscal 2013.
Prior to the Symyx Merger, Symyx had implemented various restructuring plans under which lease obligations of approximately $0.1 million remain as of June 30, 2013 and terminate in 2016. Additionally, prior to 2007, we had implemented a restructuring plan under which we have remaining lease obligations of approximately $0.5 million as of June 30, 2013. These lease obligations terminate in 2022.
All amounts incurred in connection with the above activities are recorded in the “Business consolidation, transaction and headquarter-relocation costs” line in the accompanying condensed consolidated statements of operations.
11.     Royalty and Other Income, Net
Royalty and other income, net includes non-operating items such as interest income, amortization of discount on promissory notes receivable, realized investment gains and losses, foreign currency exchange gains and losses, non-operating gain on real estate and other non-operating gains and losses. It also includes royalty income (net of royalty expense) and amortization of purchased intangible assets associated with products that are not part of our current operations. As part of the Symyx Merger, we have retained the rights to receive royalty income related to the divestiture of the High Productivity Research business unit previously divested by Symyx.

Royalty and other income, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Royalty income, net	$1,531	$1,212	$2,850	$2,763
Net interest income	489	606	1,025	1,166
Amortization of discount on promissory notes receivable	481	268	685	427
Foreign currency transaction loss	—	(259)	(333)	(606)
Purchased intangible assets amortization	(405)	(424)	(810)	(848)
Net gain on sale of real estate	—	2,744	—	2,744
Net income from rental activities	—	(513)	—	(338)
Other	(99)	(21)	(21)	(64)
Total royalty and other income, net	$1,997	$3,613	$3,396	$5,244
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

14.     Subsequent events
Between July 1, 2013 and July 31, 2013, we have repurchased 159,500 shares of our common stock for approximately $1.4 million, at a weighted average cost of $8.8 per share, pursuant to the Repurchase Plan.
On July 26, 2013, we committed to a plan for the restructuring of approximately 80 employees primarily in the U.S., or about 12.0% of our total workforce. Approximately 40 positions are expected to be filled in the future in different capacities or locations to rebalance the skillset as part of this realignment. In connection with this plan, we expect to incur total charges between $4.9 million and $6.0 million through the first quarter of fiscal 2014, consisting of approximately $3.0 million in severance, retention and relocation costs and between $1.9 million and $3.0 million in transition services costs.

In addition, on July 26, 2013, we committed to a plan to exit a portion of our facility in San Ramon, California by April 1, 2014. We are contractually obligated under this operating lease through 2015. In connection with the exit of the facility, we anticipate incurring facility closure costs between $1.2 million and $1.5 million thought April 1, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. These statements are often identified by the use of words such as “expect”, “believe”, “anticipate”, “estimate”, “intend”, “plan” and similar expressions and variations or negatives of these words. These forward-looking statements may include statements addressing our future financial and operating results. We have based these forward-looking statements on our current expectations about future events. Such statements are subject to certain risks and uncertainties, including those related to the execution of our strategic plans, the successful release and acceptance of new products, the demand for new and existing products, additional competition, changes in economic conditions and those described in documents we have filed with the Securities and Exchange Commission (the “SEC”), including this Report in the sections entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and subsequent reports on Form 10-Q and Form 10-K. All forward-looking statements in this document are qualified entirely by the cautionary statements included in this Report and such other filings. These forward-looking statements speak only as of the date of this Report. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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
Overview
On July 1, 2010, pursuant to the terms of the Agreement and Plan of Merger and Reorganization, dated April 5, 2010, by and among us, Alto Merger Sub, Inc., our wholly owned subsidiary (“Merger Sub”), and Symyx Technologies, Inc., (“Symyx”),Merger Sub merged with and into Symyx, with Symyx surviving as our wholly owned subsidiary (the “Symyx Merger”). Symyx's operating results are included in our consolidated financial statements and results of operations beginning July 1, 2010.
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

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our annual report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 6, 2013 (the “Form 10-K”). We believe that there were no significant changes in our critical accounting policies and estimates since December 31, 2012.
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

Comparison of the Three and Six Months Ended June 30, 2013 and June 30, 2012
The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
License and subscription revenue	52%	56%	53%	55%
Maintenance on perpetual licenses	24%	24%	24%	24%
Content	6%	8%	6%	8%
Professional services and other	17%	13%	17%	12%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Cost of revenue	27%	26%	28%	26%
Amortization of completed technology	6%	5%	5%	5%
Total cost of revenue	33%	31%	33%	31%
Gross profit	67%	69%	67%	69%
Operating expenses:
Product development	25%	25%	25%	25%
Sales and marketing	39%	36%	38%	36%
General and administrative	10%	11%	10%	11%
Business consolidation, transaction and headquarter-relocation costs	5%	—%	5%	1%
Purchased intangible asset amortization	6%	6%	6%	5%
Total operating expenses	86%	78%	84%	78%
Operating loss	(19)%	(10)%	(17)%	(9)%
Gain on sale of intellectual property	66%	—%	32%	—%
Royalty and other income, net	5%	9%	4%	7%
Income (loss) before income taxes	52%	—%	19%	(2)%
Income tax expense	2%	1%	2%	1%
Net income (loss)	51%	(1)%	17%	(4)%
Due to rounding to the nearest percent, totals may not equal the sum of the line items in the table above.
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
License and subscription revenue	$20,487	$21,399	(4)%	$42,762	$43,096	(1)%
Maintenance on perpetual licenses	9,497	9,128	4%	19,561	18,619	5%
Content	2,418	3,032	(20)%	4,986	6,575	(24)%
Professional services and other	6,634	4,835	37%	13,865	9,543	45%
Total revenue	$39,036	$38,394	2%	$81,174	$77,833	4%
Total revenue for the quarter ended June 30, 2013 increased to $39.0 million, or 2%, compared to the same period last year. Total revenue for the six months ended June 30, 2013 increased to $81.2 million, or 4% , compared to the same period last year. The increase in total revenue during both periods was attributable to incremental revenue from the Aegis Acquisition and Vialis Acquisition, an increase in professional services revenue attributable to growth in services engagement orders and a decrease in the impact of acquisition-related valuation adjustments on revenue recognition related to the Acquisitions, offset by unfavorable foreign currency impact primarily in Japan.

Total revenue generated in the U.S. accounted for $19.8 million, or 51% of revenue, for the quarter ended June 30, 2013, as compared to $18.7 million, or 49% of revenue for the same period last year. International revenue accounted for $19.2 million, or 49% of revenue for the quarter ended June 30, 2013, as compared to $19.7 million, or 51% of revenue for the same period last year.
Total revenue generated in the U.S. accounted for $40.7 million, or 50% of revenue for the six months ended June 30, 2013, as compared to $38.1 million, or 49% of revenue for the same period last year. International revenue accounted for $40.4 million, or 50% of revenue for the six months ended June 30, 2013, as compared to $39.8 million, or 51% of revenue for the same period last year.
License and Subscription Revenue. License and subscription revenue for the quarter ended June 30, 2013 decreased to $20.5 million , or 4%, compared to the same period last year. License and subscription revenue for the six months ended June 30, 2013 decreased to $42.8 million, or 1%, compared to the same period last year. The decrease in license and subscription revenue during both periods was primarily attributable to a decrease in orders in the first quarter of fiscal 2013.
Maintenance on Perpetual Licenses. Maintenance on perpetual licenses for the quarter ended June 30, 2013 increased to $9.5 million, or 4%, compared to the same period last year. Maintenance on perpetual licenses for the six months ended June 30, 2013 increased to $19.6 million, or 5% , compared to the same period last year. The increase in revenue from maintenance on perpetual licenses during both periods was primarily related to incremental revenue from the Aegis Acquisition and the Vialis Acquisition, offset by a decrease in orders in the first quarter of fiscal 2013.
Content. Content revenue for the quarter ended June 30, 2013 decreased to $2.4 million, or 20% , compared to the same period last year. Content revenue for the six months ended June 30, 2013 decreased to $5.0 million, or 24%, compared to the same period last year. The decrease in content revenue during both periods was attributable to the previously announced phase-out of certain content product lines.
Professional Services and Other. Professional services and other revenue for the quarter ended June 30, 2013 increased to $6.6 million, or 37% , compared to the same period last year. Professional services and other revenue for the six months ended June 30, 2013 increased to $13.9 million, or 45% , compared to the same period last year. The increase in revenue from professional services and other during both periods was primarily attributable to an increase in revenue from services engagement orders in 2012.
Total Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Cost of revenue	10,580	10,017	6%	22,487	19,895	13%
Amortization of completed technology	2,213	2,074	7%	4,429	4,155	7%
Cost of Revenue. Cost of revenue for the quarter ended June 30, 2013 increased to $10.6 million, or 6%, compared to the same period last year. The increase in cost of revenue during the quarter ended June 30, 2013 and was primarily attributable to an increases in personnel and related expenses in our services department of approximately $0.7 million from higher headcount associated with the Aegis Acquisition and the Vialis Acquisition, consulting and professional fees of approximately $0.1 million, overhead expense of approximately $0.2 million, and software and content royalties of approximately $0.2 million, partially offset by a decrease in capitalized labor costs of $0.4 million.
Cost of revenue for the six months ended June 30, 2013 increased to $22.5 million, or 13% , compared to the same period last year. The increase in cost of revenue during the six months ended June 30, 2013 was primarily attributable to an increase in personnel and related expenses in our services department of approximately $1.7 million from higher headcount associated with the Aegis Acquisition and the Vialis Acquisition, consulting and professional fees of approximately $0.5 million, overhead expense of approximately $0.4 million, distributor commissions of approximately $0.3 million, software and content royalties of approximately $0.2 million, partially offset by a decrease in capitalized labor costs of $0.4 million.
Amortization of Completed Technology. Amortization of completed technology for the quarter ended June 30, 2013 increased to $2.2 million, or 7%, compared to $2.1 million for the same period last year. Amortization of completed technology for the six months ended June 30, 2013 increased to $4.4 million, or 7% , as compared to the same period last year. The increase in amortization of completed technology during both periods was attributable to an increase in intangible assets acquired in the Acquisitions.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Product development	9,729	9,747	—%	20,097	19,299	4%
Sales and marketing	15,356	13,813	11%	30,489	27,678	10%
General and administrative	4,098	4,367	(6)%	8,482	8,893	(5)%
Business consolidation, transaction and headquarter-relocation costs (recoveries)	2,063	(21)	*%	4,222	609	*%
Purchased intangible asset amortization	2,411	2,118	14%	4,844	4,213	15%
* Percentage change has been excluded as it is not meaningful for comparison purposes.
Product Development Expenses. Product development expenses remained consistent at $9.7 million for both the quarters ended June 30, 2013 and 2012. Product development expenses for the six months ended June 30, 2013 increased to $20.1 million, or 4%, as compared to the same period last year. The increase in product development expenses during the six months ended June 30, 2013 was primarily attributable to an increase in personnel and related expenses of approximately $0.6 million as a result of higher headcount resulting from the Aegis Acquisition and the Vialis Acquisition, an increase in professional fees of approximately $0.1 million and an increase in overhead expense of approximately $0.1 million.
Sales and Marketing Expenses. Sales and marketing expenses for the quarter ended June 30, 2013 increased to $15.4 million, or 11% , as compared to the same period last year. The increase in sales and marketing expenses during the quarter ended June 30, 2013 was primarily attributable to an increase in personnel and related expenses of approximately $1.0 million as a result of higher headcount, an increase in professional fees of $0.3 million and an increase in overhead expense of approximately $0.3 million.
Sales and marketing expenses for the six months ended June 30, 2013 increased to $30.5 million ,or 10% , as compared to the same period last year. The increase in sales and marketing expenses during the six months ended June 30, 2013 was primarily attributable to an increase in personnel and related expenses of approximately $2.1 million as a result of higher headcount, an increase in professional fees of $0.3 million and an increase in overhead expense of approximately $0.4 million.
General and Administrative Expenses. General and administrative expenses for the quarter ended June 30, 2013 decreased to $4.1 million, or 6%, as compared to the same period last year. General and administrative expenses for the six months ended June 30, 2013 decreased to $8.5 million, or 5%, as compared to the same period last year. The decrease in general and administrative expenses during both periods was primarily attributable to a decrease in personnel related expenses.
Business Consolidation, Transaction and Headquarter-Relocation Costs (Recoveries). Business Consolidation, transaction and headquarter-relocation costs for the quarter ended June 30, 2013 and the six months ended June 30, 2013 increased to $2.1 million and $4.2 million, respectively. The increase in business consolidation, transaction and headquarter-relocation costs for both periods was primarily attributable to an increase in acquisition-related contingent compensation of primarily due to the Vialis Acquisition of $0.4 million and $8.0 million for the three and six months ended June 30, 2013, respectively, an increase in business consolidation, legal and litigation costs related to the Acquisitions of $0.8 million and $1.3 million for the three and six months ended June 30, 2013, respectively, and an increase in costs associated with our headquarter relocation in July 2013 of $0.9 million and $1.5 million for the three and six months ended June 30, 2012, respectively. Our headquarter relocation costs include additional rent expense during the transition to the new facility of $0.4 million and $0.6 million, for the three and six months ended June 30, 2012, respectively.
Purchased Intangible Asset Amortization. Purchased intangible asset amortization for the quarter ended June 30, 2013 increased to $2.4 million, or 14%, as compared to the same period last year. Purchased intangible asset amortization for the six months ended June 30, 2013 increased to $4.8 million, or 15% , as compared to the same period last year. The increase in purchased intangible asset amortization during both periods was attributable to an increase in intangible assets acquired in the Acquisitions and relates to the amortization of backlog, customer relationship and trademark intangible assets acquired in the Acquisitions.

Royalty and Other Income, net

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Royalty and other income, net	1,997	3,613	(45)%	3,396	5,244	(35)%
Royalty and other income, net for the quarter ended June 30, 2013 decreased to $2.0 million, or 45%, as compared to the same period last year. Significant components of royalty and other income, net for the quarter ended June 30, 2013 included net royalty income of $1.5 million, interest income of $0.5 million and amortization of the discount on promissory notes receivable of $0.5 million, partially offset by amortization of purchased intangible assets of $0.4 million. Significant components of royalty and other income, net for the quarter ended June 30, 2013 included net royalty income of $1.2 million, interest income of $0.6 million, amortization of the discount on promissory notes receivable of $0.3 million and net gain on the sale of real estate of $2.7 million, partially offset by a foreign currency exchange loss of $0.3 million, amortization of purchased intangible assets of $0.4 million and a $0.6 million write off of certain lease-related assets in June 2012 in connection with exiting the lease of a restructured facility.
Royalty and other income, net for the six months ended June 30, 2013 decreased to $3.4 million, or 35%, as compared to the same period last year. Significant components of royalty and other income, net for the six months ended June 30, 2013 included net royalty income of $2.9 million, interest income of $1.0 million, amortization of the discount on promissory notes receivable of $0.7 million, partially offset by foreign currency exchange loss of $0.3 million and amortization of purchased intangible assets of $0.8 million. Significant components of royalty and other income, net for the six months ended June 30, 2012 included net royalty income of $2.8 million, interest income of $1.2 million, amortization of the discount on promissory notes receivable of $0.4 million and net gain on the sale of real estate of $2.7 million, partially offset by a foreign currency exchange loss of $0.6 million, amortization of purchased intangible assets of $0.8 million and $0.3 million net loss from rental activities primarily related to the write off of certain lease related assets.
Gain on Sale of Intellectual Property
Pursuant to the terms of the agreement between Symyx and Intermolecular, Inc. (“IM”), dated July 28, 2011 (the “IM Agreement”), we sold to IM certain patents relating to Symyx's legacy high-throughput research business in consideration for a secured promissory note receivable in a principal amount equal to $27.3 million due in November 2013 (the “IM Note”). In connection with the sale of the intellectual property we wrote off intangible assets sold to IM with a net book value of $4.3 million in the fourth quarter of fiscal 2011 and, based on our assessment of the relevant revenue recognition guidance and other factors, we deferred recognition of the portion of the net gain equal to the fair value of the IM Note of $26.0 million. On May 31, 2013, IM paid off the IM Note in full pursuant the penalty-free pre-payment option. As a result, we recognized a $25.9 million gain on sale of intellectual property in the three months ended June 30, 2013.
Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Income tax expense	617	412	50%	1,354	1,109	22%
Income tax expense consists of provision for income taxes for federal and state income taxes in the U.S. and in certain foreign tax jurisdictions. Income tax expense for the quarter ended June 30, 2013 increased to $0.6 million, or 50%, as compared to the same period last year. Income tax expense for the six months ended June 30, 2013 increased to $1.4 million, or 22%, as compared to the same period last year. The increase during both periods was primarily attributable to the receipt of cash and consequently, recognition of an installment sale relating to the IM Note in the quarter ended June 30, 2013.

Liquidity and Capital Resources
We had cash, cash equivalents, marketable securities, and restricted cash of $155.4 million as of June 30, 2013, as compared to $115.6 million as of December 31, 2012, an increase of $39.7 million. Of these amounts, $22.4 million and $16.1 million as of June 30, 2013 and December 31, 2012, respectively, were held by our foreign subsidiaries. If such funds are needed for our U.S. operations, the repatriation of cash balances from our foreign subsidiaries could result in the recognition and payment of U.S. income taxes. We generally invest our cash and cash equivalents in investment grade, highly liquid fixed income securities. Our marketable securities portfolio is denominated in U.S. dollars and consists of investment grade, highly liquid securities of various holdings including obligations of U.S. government sponsored enterprises, commercial paper, certificates of deposit, and corporate and municipal debt. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk.
The increase in cash, cash equivalents, marketable securities and restricted cash during the six months ended June 30, 2013 was primarily attributable to cash from operations of $28.2 million, proceeds from the IM Note of $26.5 million, net cash acquired from the Vialis Acquisition of $0.5 million and proceeds from the sale of common stock of $2.4 million, net of shares tendered for payment of withholding tax, partially offset by purchases of property and equipment of $8.6 million, repurchases of our common stock of $7.5 million and $1.5 million of unfavorable effect of changes in exchange rates on cash and cash equivalents primarily in Japan.
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2013	2012
	(Unaudited)
Net cash provided by operating activities	$28,693	$25,738
Net cash provided by (used) in investing activities	10,282	(12,215)
Net cash used in financing activities	(5,348)	(1,972)
Net cash provided by operating activities was $28.7 million for the six months ended June 30, 2013, as compared to $25.7 million for the six months ended June 30, 2012. Cash provided by operating activities for the six months ended June 30, 2013 was primarily attributable to net income of $14.1 million, net cash inflow from changes in operating assets and liabilities of $22.3 million and non-cash charges of $18.2 million.  These items were offset by the $25.9 million of gain on sale of intellectual property resulting from the collection of the IM note in May 2013, the proceeds of which are included in cash provided by investing activities discussed below.  Cash provided by operating activities for the the six months ended June 30, 2012 was primarily attributable to net cash inflow from changes in operating assets and liabilities of $15.7 million and non-cash charges of $12.8 million, offset by net loss of $2.8 million.  The non-cash charges in both periods were primarily related to depreciation, amortization, stock-based compensation, contingent compensation expense, amortization of net premium on marketable securities and discount on promissory notes receivable, deferred taxes and other non-cash adjustments.
Net cash provided by investing activities was $10.3 million for the six months ended June 30, 2013, as compared to net cash used in investing activities of $12.2 million for the six months ended June 30, 2012. Significant components of cash flows from investing activities for the six months ended June 30, 2013 included proceeds from the IM Note of $26.5 million, proceeds from maturities of marketable securities of approximately $24.0 million and $0.5 million in net cash acquired in the Vialis Acquisition, partially offset by purchases of marketable securities of approximately $32.4 million and net purchases of property and equipment of $8.6 million. Significant components of cash flows from investing activities for the six months ended June 30, 2012 included $4.5 million in cash paid for acquisition of HEOS, net purchases of property and equipment of $2.3 million and purchases of marketable securities of approximately $40.6 million, partially offset by proceeds from maturities of marketable securities of approximately $27.5 million, net proceeds from the sale of real estate of $6.8 million and payments on promissory notes receivable of $0.4 million.
Net cash used in financing activities was $5.3 million for the six months ended June 30, 2013, as compared to $2.0 million for the six months ended June 30, 2012. Significant components of cash used in financing activities for the six months ended June 30, 2013 included repurchases of our common stock of $7.5 million and payment of contingent consideration liabilities related to the Contur Acquisition of $0.3 million, partially offset by $2.4 million of proceeds from the issuance of common stock under our equity incentive plans, reduced by payments made to taxing authorities on behalf of our employees when tendering stock to us for settlement of minimum income tax liability upon vesting of restricted stock units (“RSUs”). Significant components of cash used in financing activities for the six months ended June 30, 2012 included repurchases of our common stock of $6.0 million and payment of contingent consideration liabilities related to the Contur Acquisition of $0.25 million, partially offset by $4.3 million of proceeds from the issuance of common stock under our equity incentive plans, reduced by payments made to taxing authorities on behalf of our employees when tendering stock to us for settlement of minimum income tax liability upon vesting of RSUs.
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
As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, such controls.
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
Certain Risks Related to Our Marketplace and Environment
Our revenue from the sale of computer aided design modeling and simulation software to the life science discovery research marketplace, which has historically constituted a significant portion of our overall revenue, has been declining over the past several years and may continue to decline in future years. Historically we have derived a significant portion of our revenue from the sale of computer aided design modeling and simulation software to the discovery research departments in pharmaceutical and biotechnology companies. Based on recurring analyses of incoming orders typically conducted by our sales and marketing departments, we estimate that orders for our computer aided design modeling and simulation software for the life science industry declined approximately 18% between fiscal 2008 and 2009, approximately 16% between fiscal 2009 and 2010, approximately 21% during the nine months ended December 31, 2010. Although revenues remained relatively constant for the years ended December 31, 2011 and December 31, 2012, and during the six months ended June 30, 2013, in the future we may experience a decline in revenues. While there is not a linear correlation between product orders and resulting revenue, we believe that our estimates of decreased product orders ultimately reflect a decline in revenue attributable to sales of our computer aided design modeling and simulation software products. We believe this decline is due to several factors, including industry consolidation, a general reduction in the level of discovery research activity by our customers, increased competition, including competition from open source software, and reductions in profit and related information technology spending by our customers. If such declines continue and we do not increase the revenue we derive from our other product and service offerings, our business could be adversely impacted.
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
We are subject to pricing pressures in some of the markets we serve. The market for computer aided design modeling and simulation products for the life science industry is intensely competitive, which has led to significant pricing pressure and declines in average selling price over the past several years. Based on recurring analyses of incoming orders typically conducted by our sales and marketing departments, we estimate that the average sales price of our computer aided design modeling and simulation products for the life science industry declined approximately 10% between fiscal 2008 and 2009 and approximately 14% between fiscal 2009 and 2010. Although the average price remained relatively constant for fiscal 2011 and

2012, we may experience a decline in the future. While there is not a linear correlation between our product pricing and competition in the marketplace, we believe that our estimates of decreased prices ultimately reflect increased competition that has led and may continue to lead to pricing pressure with respect to sales of these products. In response to such increased competition and general adverse economic conditions in this market, we may be required to further modify our pricing practices. Changes in our pricing model could adversely affect our revenue and earnings.
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
In order to improve our financial position, we have implemented reduction-in-force plans, which could negatively impact our business. As a result of the Symyx Merger, we implemented a reduction-in-force of approximately 15% of the combined employee workforce after the Symyx Merger. In addition, in July 2013, we implemented a reduction-in-force of approximately 12% of our combined employee workforce. We do not believe that these reductions have had a material adverse effect on our operations or our ability to generate revenue to date. However, while we believe we have sufficient staff to operate our business, we do not have duplicative or redundant resources in many of our functions or operations. As a result, there can be no assurance that further attrition will not impact our ability to operate our business, or adversely impact our revenues.
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

We may be required to indemnify Pharmacopeia Drug Discovery, Inc. (“PDD”), or may not be able to collect on indemnification rights from PDD. On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of the spin-off, we agreed to indemnify the indebtedness, liabilities and obligations of PDD. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under certain facility leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be as significant as the remaining future minimum lease payments, which totaled approximately $7.3 million as of June 30, 2013. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any failure by PDD to satisfy its obligations and any required payment by us could have a material adverse effect on our business.
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
As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares. As of July 26, 2013, the top ten institutional holders of our common stock held approximately 52.1% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.
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

The following table sets forth information concerning purchases of our common stock during the quarter ended June 30, 2013, which upon repurchase are classified as treasury shares available for general corporate purposes:

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
				(In thousands)
4/1/2013- 4/30/2013	44,300	9.82	44,300	$10,803
5/1/2013- 5/31/2013	390,989	8.51	390,989	$7,475
6/1/2013- 6/30/2013	—	—	—	$7,475
(1) On December 13, 2012, we entered into a stock repurchase plan in accordance with Rule 10b5-1 of the Exchange Act, instructing our broker, subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, to purchase for our account up to $15.0 million worth of our common stock by December 31, 2013.

Item 5.	Other Information

On February 20, 2013, the Human Resources Committee (the “HR Committee” ) of our Board of Directors, based in part on input from management, approved our management incentive plan for the year ending December 31, 2013 (the “2013 Management Incentive Plan” ), pursuant to which our management-level employees will be eligible to receive cash bonuses based upon our achievement of certain corporate goals specified in the 2013 Management Incentive Plan, including achievement of certain non-GAAP operating income and orders targets, and individual performance objectives. These bonuses are designed to attract, motivate, retain and reward our management-level employees.

Under the 2013 Management Incentive Plan, the Chief Executive Officer has a bonus target equal to 100% of his base salary; the Chief Financial Officer, Chief Technology Officer, Senior Vice President of Software Development, Senior Vice President of Marketing, Corporate Development and Strategy and the General Counsel each have a bonus target equal to 50% of their respective base salaries; and the Senior Vice President of Global Sales and Services has a bonus targets equal to 80% of her base salary. Payouts under the 2013 Management Incentive Plan will vary dependent upon the level of achievement of the specified corporate and individual goals, and will range from zero to two times the targeted bonus amount. The HR Committee will make all final determinations regarding the achievement of goals and the payment of bonuses pursuant to the 2013 Management Incentive Plan. The HR Committee has the ability to modify, suspend or terminate the 2013 Management Incentive Plan at any time.

The foregoing description is intended only as a summary of the material terms of the 2013 Management Incentive Plan and is qualified in its entirety by reference to the full 2013 Management Incentive Plan, a copy of which is attached as Exhibit 10.2 to this Report and is incorporated herein by reference.

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

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Accelrys, Inc. (incorporated by reference to Exhibit 3.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on July 2, 2010).

3.4	Amended and Restated Bylaws of Accelrys, Inc. (incorporated by reference to Exhibit 3.3 to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2005).

10.1*	Offer Letter, dated as of April 2, 2013, by and between Accelrys, Inc. and Jason Gray.

10.2*	2013 Management Incentive Plan.

31.1*	Section 302 Certification of the Principal Executive Officer

31.2*	Section 302 Certification of the Principal Financial Officer

32.1*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Database.

*	Filed herewith
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
Michael A. Piraino
Executive Vice President and Chief Financial
Officer (Duly Authorized Officer, Principal
Financial Officer and Principal Accounting
Officer)
	Date:	August 1, 2013