Form 10-Q
period 2013-09-30
ACCELRYS, INC.
filed 2013-10-31
CIK 1002388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of October 25, 2013, was 55,665,444 net of treasury shares.

ACCELRYS, INC.
FORM 10-Q — QUARTERLY REPORT
For The Quarterly Period Ended September 30, 2013

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Accelrys, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,787	$72,747
Restricted cash	2,977	3,227
Marketable securities	25,637	26,851
Trade receivables, net of allowance for doubtful accounts of $143 as of September 30, 2013 and December 31, 2012	20,628	47,196
Promissory note receivable	1,000	25,895
Prepaid expenses, deferred tax assets and other current assets	11,621	10,492
Total current assets	139,650	186,408
Marketable securities, net of current portion	19,027	12,548
Restricted cash, net of current portion	272	273
Property and equipment, net	18,714	10,888
Goodwill	131,091	123,670
Purchased intangible assets, net	52,585	53,223
Promissory notes receivable, net of current portion	8,017	8,901
Other assets	3,960	9,931
Total assets	$373,316	$405,842
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,833	$3,279
Accrued liabilities	21,836	19,760
Accrued compensation and benefits	9,674	14,514
Current portion of accrued restructuring charges	1,163	324
Deferred gain on sale of intellectual property	—	25,895
Current portion of deferred revenue	72,210	86,340
Total current liabilities	107,716	150,112
Deferred revenue, net of current portion	1,137	2,811
Accrued income tax	10,493	8,710
Accrued restructuring charges, net of current portion	363	367
Lease-related liabilities, net of current portion	5,418	1,021
Stockholders’ equity:
Preferred stock, $.0001 par value; 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000 shares authorized; 55,776 and 55,879 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	6	6
Additional paid-in capital	490,179	480,001
Lease guarantee	(163)	(210)
Accumulated deficit	(243,760)	(238,240)
Accumulated other comprehensive income	1,927	1,264
Total stockholders’ equity	248,189	242,821
Total liabilities and stockholders’ equity	$373,316	$405,842
See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
License and subscription revenue	$20,713	$23,195	$63,475	$66,291
Maintenance on perpetual licenses	9,926	9,600	29,487	28,219
Content	2,373	2,919	7,359	9,494
Professional services and other	7,865	4,785	21,730	14,328
Total revenue	40,877	40,499	122,051	118,332
Cost of revenue:
Cost of revenue	9,662	9,839	32,149	29,734
Amortization of completed technology	2,299	2,108	6,728	6,263
Total cost of revenue	11,961	11,947	38,877	35,997
Gross profit	28,916	28,552	83,174	82,335
Operating expenses:
Product development	8,622	9,658	28,719	28,957
Sales and marketing	13,372	12,765	43,861	40,443
General and administrative	3,655	4,358	12,137	13,251
Business consolidation, restructuring and headquarter-relocation costs	9,776	606	13,998	1,215
Purchased intangible asset amortization	2,415	2,107	7,259	6,320
Total operating expenses	37,840	29,494	105,974	90,186
Operating loss	(8,924)	(942)	(22,800)	(7,851)
Gain on sale of intellectual property	—	—	25,895	—
Royalty and other income, net	1,456	1,863	4,852	7,107
Income (loss) before income taxes	(7,468)	921	7,947	(744)
Income tax expense	827	320	2,181	1,429
Net income (loss)	$(8,295)	$601	$5,766	$(2,173)

Net income (loss) per share amounts:
Basic	$(0.15)	$0.01	$0.10	$(0.04)
Diluted	$(0.15)	$0.01	$0.10	$(0.04)

Weighted average shares used to compute net income (loss) per share
Basic	55,660	55,690	55,683	55,767
Diluted	55,660	56,396	56,950	55,767
See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(8,295)	$601	$5,766	$(2,173)
Other comprehensive (income) loss:
Foreign currency translation adjustment	88	295	714	502
Unrealized gain (loss) on marketable securities, net of tax	67	19	(51)	15
Total other comprehensive income	155	314	663	517
Comprehensive income (loss)	$(8,140)	$915	$6,429	$(1,656)
See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$5,766	$(2,173)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,985	2,453
Amortization	15,339	14,162
Gain on sale of real estate	—	(2,744)
Share-based compensation	6,816	5,610
Contingent compensation expense	1,972	730
Amortization of premium on marketable debt securities	710	1,011
Amortization of discount on promissory notes receivable	(723)	(701)
Deferred income taxes	951	718
Gain on sale of intellectual property	(25,895)	—
Other	38	(451)
Changes in operating assets and liabilities:
Trade receivables	27,498	24,145
Prepaid expense and other current assets	(767)	(67)
Other assets	237	(61)
Accounts payable	(759)	(2,359)
Accrued liabilities, compensation and benefits	(124)	(10,680)
Deferred revenue	(15,185)	(6,804)
Net cash provided by operating activities	18,859	22,789
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(19,590)	(4,500)
Release of deposit for business acquisitions	5,202	—
Purchases of property and equipment, net	(10,831)	(3,289)
Net proceeds from sale of real estate	—	6,800
Purchases of marketable securities	(32,434)	(51,033)
Proceeds from maturities and sales of marketable securities	26,408	56,319
Proceeds from promissory notes receivable	26,502	585
Net decrease in restricted cash	250	329
Net cash (used in) provided by investing activities	(4,493)	5,211
Cash flows from financing activities:
Payment of contingent consideration liabilities	(250)	(250)
Proceeds from issuance of common stock	4,915	5,153
Common stock tendered for payment of withholding taxes	(1,558)	(948)
Repurchases of common stock	(11,286)	(9,284)
Net cash used in financing activities	(8,179)	(5,329)
Effect of changes in exchange rates on cash and cash equivalents	(1,147)	372
Increase in cash and cash equivalents	5,040	23,043
Cash and cash equivalents at beginning of period	72,747	69,610
Cash and cash equivalents at end of period	$77,787	$92,653

See accompanying notes to these condensed consolidated financial statements.

Accelrys, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.     Basis of Presentation and Significant Accounting Policies
Financial Statement Preparation
The condensed consolidated financial statements of Accelrys, Inc. (“Accelrys”, “we”, “our” or “us”) as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 are unaudited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”). We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2013 (the “Form 10-K”).

We have completed the following acquisitions since 2010:

•
On July 1, 2010, Alto Merger Sub, Inc., our wholly owned subsidiary merged with and into Symyx Technologies, Inc. (“Symyx”), with Symyx surviving as our wholly owned subsidiary (the “Symyx Merger”). Symyx's operating results are included in our consolidated financial statements and results of operations beginning July 1, 2010.

•
On May 19, 2011, we completed the acquisition of Contur Software AB (“Contur”), whereby Contur became our wholly owned subsidiary (the “Contur Acquisition”). Contur's operating results are included in our consolidated financial statements and results of operations beginning May 19, 2011.

•
On December 30, 2011, we completed the acquisition of VelQuest Corporation (“VelQuest”), whereby VelQuest became our wholly owned subsidiary (the “VelQuest Acquisition”). VelQuest's operating results are included in our consolidated financial statements and results of operations beginning December 30, 2011.

•
On May 17, 2012, we acquired a proprietary web-based Hit Explorer Operating System (“HEOS”) software platform from Scynexis, Inc. The operating results of the HEOS platform are included in our consolidated financial statements and results of operations beginning May 17, 2012.

•
On October 23, 2012, we completed the acquisition of Aegis Analytical Corporation (“Aegis”), whereby Aegis became our wholly owned subsidiary (the “Aegis Acquisition”). Aegis' operating results are included in our consolidated financial statements and results of operations beginning October 23, 2012.

•
On January 11, 2013, we completed the acquisition of all of the outstanding shares of Vialis AG (“Vialis”), a joint stock company organized under the laws of Switzerland (the “Vialis Acquisition”). Vialis' operating results are included in our consolidated financial statements and results of operations beginning January 11, 2013.

•
On September 3, 2013, we completed the acquisition of all of the outstanding shares of ChemSW, Inc. (“ChemSW”) (the “ChemSW Acquisition” and together with the Symyx Merger, the Contur Acquisition, the VelQuest Acquisition, the Aegis Acquisition, the acquisition of the HEOS platform and the Vialis Acquisition, the “Acquisitions”). ChemSW’s operating results are included in our consolidated financial statements and results of operations beginning September 3, 2013.

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
Professional Services. We provide certain services to our customers, including non-complex product training, installation, implementation and other professional services which are non-essential to the operation of the software. We also perform professional services for our customers designed to enhance the value of our software products by creating extensions to functionality to address a client's specific business needs. When sold separately, revenue from time and materials service engagements are generally recognized as the services are performed. Revenue from fixed fee service engagements is recognized as the services are performed using the percentage-of-completion method when we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. For service arrangements that include provisions that create significant uncertainties (e.g., customer acceptance) or service deliverables wherein the level of effort to complete the services cannot be reasonably estimated, the associated revenue is recognized using the completed performance method.
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
Deferred Costs
Occasionally, we enter into professional service arrangements under which resulting revenue is deferred until certain elements of the arrangements are delivered. As a result, if deemed material, we defer the direct variable expense, not exceeding the revenue deferred, in other current assets on the balance sheet until the period when revenue is recognized. Direct and incremental variable expenses include direct labor costs and direct services contracts with third parties working on the software service arrangements. As of September 30, 2013 and December 31, 2012, we deferred approximately $1.7 million and $0.8 million, respectively, of direct and incremental variable costs related to software service arrangements where the revenue is deferred until future periods.
Share Based Compensation
We use the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options granted and stock purchases under our 2005 Employee Stock Purchase Plan (the “ESPP”). This model incorporates various assumptions, including expected volatility, risk-free interest rates, expected dividend yield and expected award life, each discussed below. The fair value of restricted stock units (“RSUs”) granted is based on the market price of our common stock on the date of grant. We recognize the fair value of share-based compensation on a straight-line basis over the requisite service periods of the awards.

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
We assess the recoverability of our deferred tax assets on an ongoing basis. In making this assessment, we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more-likely-than-not that all or some portion of our net deferred tax assets will be realized in future periods. This assessment requires significant judgment. We do not recognize current and future tax benefits until it is more-likely-than-not that our tax positions will be sustained. In general, any realization of our net deferred tax assets will reduce our effective rate in future periods. However, the realization of net deferred tax assets that are related to net operating losses that were generated by tax deductions resulting from the exercise of non-qualified stock options will be a direct increase to stockholders’ equity.
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
Interest and penalties related to income tax matters are recognized in income tax expense. Interest and penalties incurred during the three and nine months ended September 30, 2013 were not material. During the three and nine months ended September 30, 2012 we incurred interest and penalties of approximately $20,000 and $0.1 million, respectively. Interest and penalties of $0.1 million remained accrued as of September 30, 2013.

2.     Business Combinations
ChemSW Acquisition
On September 3, 2013, we completed the acquisition of 100% of the outstanding shares of ChemSW, Inc. ChemSW is an environmental health & safety compliance solutions provider. We acquired ChemSW to further our scientific innovation lifecycle management strategy by providing solutions for managing and tracking the source, use and disposal of chemicals along the entire lab-to-plant value chain.
We purchased each outstanding share of capital stock of ChemSW for a price per share representing an applicable portion of $15.3 million in cash, subject to working capital and other adjustments for total estimated consideration of $16.0 million. We deposited $2.125 million of the purchase price into an escrow account to support certain indemnification obligations of the ChemSW stockholders and to serve as collateral and partial security against any damages arising from breaches of the representations, warranties and covenants made by ChemSW pursuant to the Securities Purchase Agreement. The escrow fund will be maintained for a period of 18 months following the acquisition date or until such earlier time as the escrow fund is exhausted. We funded the purchase price with cash on hand.

The preliminary determination of fair value is as follows:

(in thousands)
Fair Value of Consideration Transferred	$15,992
Less: Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	1,076
Accounts receivable	522
Other assets	19
Property, plant and equipment	12
Intangible assets	10,110
Other current liabilities	(414)
Deferred revenue	(1,390)
Goodwill	$6,057
The above purchase price determination is considered preliminary and is subject to revision during the measurement period. We are reviewing the preliminary valuation of acquired intangible assets and deferred revenue. We may adjust the fair value assumptions after obtaining more information regarding preliminary determination of assets acquired and liabilities assumed, including deferred tax assets and deferred tax liabilities (due to potential limitations on their use). ChemSW was acquired in a transaction where we and the ChemSW shareholders made a joint election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended (the “Code”), the effect of which is to treat the transaction as an asset acquisition for tax purposes. Accordingly, goodwill will be deductible over a 15-year period for U.S. income tax purposes.
In addition, certain executives of ChemSW are entitled to receive additional contingent earn-out consideration of up to$2.0 million based upon the achievement by ChemSW of certain agreed-upon orders-related performance milestones during the first two years following the acquisition date. These payments are subject to forfeiture in equal amounts by each of the executives if such executive’s employment is terminated prior to the second anniversary of the closing of the ChemSW Acquisition. Accordingly, such payments were determined to be compensation for post-acquisition service, the estimated cost of which is being recognized as compensation expense over the two -year retention period based upon the expected achievement of the orders-related milestones. During both the three and nine months ended September 30, 2013, we recognized $0.1 million of compensation expense related to the earn-out consideration, which is included in the “Business consolidation, restructuring and headquarter-relocation costs” line in our consolidated statement of operations.
We have determined that the ChemSW Acquisition was a non-material business combination. As such, pro forma disclosures are not required and are not presented in this Quarterly Report on Form 10-Q. The condensed consolidated financial statements include the operating results of ChemSW from the date of acquisition.
Vialis Acquisition
On January 11, 2013, we acquired 100% of the outstanding shares of Vialis. Vialis is a systems integrator based in Liestal, Switzerland that serves the pharmaceutical, biotechnology, chemicals and agro-science industries. We acquired Vialis as part of our strategy to expand our professional services offerings internationally.
The total consideration for the Vialis Acquisition was $6.5 million, consisting of (i) an upfront payment in an amount equal to five million Swiss francs (or approximately $5.2 million) made on December 31, 2012, prior to the closing date of the acquisition, of which $0.8 million was deposited into an escrow account in the name of the selling shareholders on the acquisition date and will be released 12- months following the acquisition date if and to the extent that certain breaches of the representations and warranties have not occurred, and (ii) a $1.3 million cash payment, which was paid in connection with the signing and simultaneous closing of the acquisition. We funded the purchase price with cash on hand.
The preliminary determination of fair value is as follows:

(in thousands)
Fair Value of Consideration Transferred	$6,508
Less: Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	1,839
Accounts receivable	1,304
Other assets	365
Property, plant and equipment	63
Intangible assets	4,510
Other current liabilities	(1,399)
Deferred tax liabilities	(1,132)
Deferred revenue	(288)
Goodwill	$1,246
The above purchase price determination is considered preliminary and is subject to revision during the measurement period. We may adjust the fair value assumptions after obtaining more information regarding deferred tax assets and deferred tax liabilities (due to potential limitations on their use). There is no tax deductible goodwill as a result of the Vialis Acquisition.
During the nine months ended September 30, 2013, we made measurement period adjustments totaling $1.3 million consisting of $0.9 million related to intangible assets, $0.2 million to accounts receivable and other assets and $0.2 million to accrued liabilities.
In addition to the initial purchase price, pursuant to the terms of the purchase agreement, the selling shareholders can earn certain contingent earn-out consideration of up to five million Swiss francs payable during the next three fiscal years, subject to the satisfaction by Vialis of certain orders-related milestones. The contingent earn-out consideration is subject to forfeiture in equal amounts by each of the selling shareholders if employment is terminated prior to a three-year retention period. Accordingly, the payment was determined to be compensation for post-acquisition service, the estimated cost of which is being recognized as compensation expense over the three-year retention period based upon the expected achievement of the orders-related milestones. During the three and nine months ended September 30, 2013, we recognized $0.6 million and $1.6 million, respectively, of compensation expense related to the earn-out consideration, which is included in the “Business consolidation, restructuring and headquarter-relocation costs” line in our consolidated statement of operations.
We have determined that the Vialis Acquisition was a non-material business combination. As such, pro forma disclosures are not required and are not presented in this Quarterly Report on Form 10-Q. The condensed consolidated financial statements include the operating results of Vialis from the date of acquisition.
Aegis Acquisition
On October 23, 2012, we acquired Aegis as part of our strategy to expand our product portfolio to complement our current software offerings, expand our footprint in downstream operations and reinforce our position as a leader in scientific innovation lifecycle management software.
The total consideration for the Aegis Acquisition was $30.7 million, consisting of (i) an initial cash payment of $26.1 million, which was paid in connection with the signing and simultaneous closing of the acquisition, and (ii) additional consideration of $4.6 million, which was deposited into an escrow account in the name of the selling shareholders on the acquisition date. The escrowed funds will be released to the selling shareholders on December 27, 2013 if and to the extent that certain breaches of the representations and warranties have not occurred.
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
The above purchase price determination is considered preliminary and is subject to revision during the measurement period. We are in the process of obtaining support for the net present value of assets and liabilities related to income taxes which will be completed in the fourth quarter of fiscal 2013. There is no tax deductible goodwill as a result of the Aegis Acquisition.
We have determined that the Aegis Acquisition was a non-material business combination. As such, pro forma disclosures are not required and are not presented in this Quarterly Report on Form 10-Q. The condensed consolidated financial statements include the operating results of Aegis from the date of acquisition.
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
The total consideration for the VelQuest Acquisition was $35.0 million, consisting of (i) an initial cash payment of $29.8 million, which was paid in connection with the signing and simultaneous closing of the acquisition, and (ii) additional consideration of $5.3 million, which was deposited into an escrow account in the name of the selling shareholders on the acquisition date to cover indemnification claims under the acquisition agreement, if any, for a period of 15 months following the acquisition date. The remaining escrowed funds will be released to the selling shareholders beyond the initial 15-month period subject to the resolution of claims by certain selling shareholders.
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
3.     Net Income (Loss) Per Share
We compute net income (loss) per share pursuant to FASB ASC Topic 260, Earnings Per Share. Accordingly, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common stock and common stock equivalents outstanding during the period. Potentially dilutive common stock equivalents consist of common stock options and unvested RSUs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(8,295)	$601	$5,766	$(2,173)
Denominator for basic and diluted net income (loss) per share:
Weighted average common shares outstanding for basic	55,660	55,690	55,683	55,767
Dilutive potential common stock outstanding:
Stock options and restricted stock units	—	706	1,267	—
Weighted average common shares outstanding for diluted	55,660	56,396	56,950	55,767
Basic net income (loss) per share	$(0.15)	$0.01	$0.10	$(0.04)
Diluted net income (loss) per share	$(0.15)	$0.01	$0.10	$(0.04)
As we reported a net loss for each of the three months ended September 30, 2013 and the nine months ended September 30, 2012, basic and diluted net loss per share were the same. Potentially dilutive common stock equivalents that were excluded from the diluted net income (loss) per share calculation since their effect would be anti-dilutive totaled approximately 7.9 million and 3.0 million shares for the three and nine months ended September 30, 2013, respectively, and 3.1 million and 7.4 million shares for the three and nine months ended September 30, 2012, respectively.

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
Notwithstanding the foregoing, any shares of common stock issued in connection with awards other than stock options and SARs will be counted against the total share limit reserved under the 2011 Plan by applying the Multiplier (as defined below) to the shares of common stock covered by each such award; conversely, shares of common stock returned to or deemed not to have been issued from the 2011 Plan under awards other than stock options and SARs will return to the share reserve at a rate determined by multiplying such number of shares by the Multiplier. The “Multiplier” for awards other than stock options and SARs will be 2.22 shares of common stock for every 1.0 share of common stock issued in connection with such award. For example, a grant of a restricted stock award for 1,000 shares would count as 2,220 shares against the reserve, and if returned to the 2011 Plan, would count as 2,220 shares returned to the 2011 Plan. As of September 30, 2013, there are approximately 10,371,434 shares of our common stock available for issuance under the 2011 Plan.
On August 3, 2011, our stockholders also approved an amendment to the ESPP, to increase the number of shares available for future grant under the ESPP to 2,500,000. Under the ESPP, employees may defer up to 10% of their base salary to purchase shares of our common stock, up to a maximum of 1,000 shares per offering period. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable offering period or the applicable purchase date. To date, we have issued 1,170,840 shares under the ESPP and 1,329,160 shares remain available for future issuance under the ESPP as of September 30, 2013.
Share-Based Award Activity
Our stock options generally vest over four years and have a contractual term of seven to ten years. A summary of stock option activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(In thousands, except per share amounts)
Outstanding at December 31, 2012	5,908	$7.23
Granted	1,500	9.09
Exercised	(654)	6.55
Expired/Forfeited	(424)	8.11
Outstanding at September 30, 2013	6,330	7.68	14,662	7.51
Vested and expected to vest at September 30, 2013	5,802	7.60	13,993	7.35
Exercisable at September 30, 2013	2,935	$6.90	$9,613	5.76
The aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2013 was based on the closing price of our common stock on September 30, 2013 of $9.84 per share.
RSUs granted under our Amended and Restated 2004 Stock Incentive Plan, as amended, the Symyx 2007 Stock Incentive Plan, as amended, and the 2011 Plan generally vest annually over three years and, once vested, do not expire. A limited number of RSUs granted under the 2011 Plan vest over one year and, once vested, do not expire.
Upon vesting of an RSU, employees are generally issued an equivalent number of shares of our common stock. A summary of RSU activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands, except per share amounts)
Unvested at December 31, 2012	1,653	$7.53
Granted	683	9.04
Vested	(563)	7.30
Forfeited	(174)	7.60
Unvested at September 30, 2013	1,599	$8.25
Included in the vested shares for the period are approximately 169,123 shares tendered to us by employees for payment of minimum income tax obligations upon vesting of RSUs.
The following table summarizes additional information pertaining to our stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Stock options
Weighted average grant date fair value per share	$3.90	$3.50	$3.86	$3.51
Total intrinsic value of stock options exercised	665	156	1,815	1,433
RSUs
Total fair value of awards vested	3,599	2,382	5,166	3,097
Share-Based Compensation Expense
The estimated fair value of our share-based awards is recognized as a charge against income on a straight-line basis over the requisite service period, which is typically the vesting period of the award. Total share-based compensation expense recognized in our consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Cost of revenue	$216	$204	$600	$493
Product development	508	490	1,440	1,246
Sales and marketing	796	438	2,292	1,692
General and administrative	742	891	2,459	2,226
Business consolidation, restructuring and headquarter-relocation costs	20	(52)	30	(47)
Total stock-based compensation expense	$2,282	$1,971	$6,821	$5,610
No share-based compensation expense was capitalized in the periods presented. At September 30, 2013, the gross amount of unrecognized share-based compensation expense relating to unvested stock options, RSUs and ESPP shares was approximately $21.9 million, which we anticipate recognizing as a charge against operations over a weighted average period of 2.5 years.
Stock Repurchases
Our Board of Directors from time to time approves common stock repurchase programs authorizing management to repurchase shares of our common stock in open market transactions in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We repurchase shares primarily to offset dilution caused by ongoing stock issuances from existing equity compensation plans and to improve stockholders’ returns. Repurchased shares are recorded as treasury stock upon repurchase and are subsequently retired.

On December 13, 2012, we entered into a stock repurchase plan (the “Repurchase Plan”) in accordance with Rule 10b5-1 of the Exchange Act. Pursuant to the Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we instructed our broker to purchase for our account up to $15.0 million worth of our common stock by December 31, 2013.
We have made cumulative repurchases of 3,852,432 shares, at a cost of approximately $32.6 million (including commissions), since we began our stock repurchase program in November 2010. All repurchased shares of common stock have been retired.
The following table provides a summary of the repurchase activity for the periods indicated under our stock repurchase program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share price)
Shares repurchased	414	395	1,248	1,143
Average purchase price	$9.09	$8.26	$9.04	$8.12
Aggregate purchase price	$3,761	$3,262	$11,286	$9,284
Retirement of Treasury Stock

During the nine months ended September 30, 2013, we retired 1,247,804 shares of our treasury stock. These shares remain as authorized shares; however, they are now considered unissued. In accordance with FASB ASC Topic 505, Equity, the retirement of our treasury stock resulted in a reduction in our treasury stock and a corresponding increase in our accumulated deficit of $11.3 million. There was no effect on the total stockholders' equity position as a result of the retirement.
Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income for the nine months ended September 30, 2013 consisted of the following:

	Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Translation Adjustment	Total
	(in thousands)
Balance at December 31, 2012	$76	$1,188	$1,264
Other comprehensive income (loss) before reclassifications	(51)	714	663
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	(51)	714	663
Balance at September 30, 2013	$25	$1,902	$1,927

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
Marketable securities as of September 30, 2013 and December 31, 2012 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2013:
Short-Term Marketable Securities:
U.S. Treasury securities	$1,500	$8	$—	$1,508
U.S. government and agency securities	654	2	—	656
Commercial paper and certificates of deposit	1,299	—	—	1,299
Corporate debt securities	21,657	20	(3)	21,674
Municipal debt securities	500	—	—	500
Total Short-Term Marketable Securities	$25,610	$30	$(3)	$25,637
Long-Term Marketable Securities:
Corporate debt securities	$18,238	$22	$(20)	$18,240
Municipal debt securities	791	—	(4)	787
Total Long-Term Marketable Securities	$19,029	$22	$(24)	$19,027

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2012:
Short-Term Marketable Securities:
U.S. Treasury securities	$1,800	$5	$—	$1,805
U.S. government and agency securities	3,018	5	—	3,023
Commercial paper and certificates of deposit	6,001	2	—	6,003
Corporate debt securities	16,010	11	(1)	16,020
Total Short-Term Marketable Securities	$26,829	$23	$(1)	$26,851
Long-Term Marketable Securities:
U.S. Treasury securities	$1,502	$19	$—	$1,521
U.S. government and agency securities	156	2	—	158
Corporate debt securities	10,835	34	—	10,869
Total Long-Term Marketable Securities	$12,493	$55	$—	$12,548

As of September 30, 2013 and December 31, 2012, we did not have any investments in marketable securities with a material unrealized loss position for twelve months or greater.
We assess our marketable securities for impairment under the guidance provided by ASC Topic 320. Accordingly, we review the fair value of our marketable securities at least quarterly to determine if declines in the fair value of individual securities are other-than-temporary in nature. If we believe the decline in the fair value of an individual security is other-than-temporary, we write-down the carrying value of the security to its estimated fair value, with a corresponding charge against income. To determine if a decline in the fair value of an investment is other-than-temporary, we consider several factors, including, among others, the period of time and extent to which the estimated fair value has been less than cost, overall market conditions, the historical and projected future financial condition of the issuer of the security and our ability and intent to hold the security for a period of time sufficient to allow for a recovery of the market value. The unrealized losses related to our marketable securities held as of September 30, 2013 and December 31, 2012 were primarily caused by recent fluctuations in market interest rates, and not the credit quality of the issuer, and we have the ability and intent to hold these securities until a recovery of fair value, which may be at maturity. As a result, we do not believe these securities to be other-than-temporarily impaired as of September 30, 2013.
6.     Long -Term Investments and Promissory Notes Receivable
Our long-term investments consist of equity investments in privately held companies. We determine the accounting method used to account for investments in equity securities of other business entities in which we do not have a controlling interest primarily based on our ownership of each such business entity and whether we have the ability to exercise significant influence over the strategic, operating, investing and financing activities of each such business entity. As we do not have a controlling interest or have the ability to exercise significant influence over the companies, we account for our investments using the cost method of accounting. We monitor these investments for impairment by considering current factors, including economic environment, market conditions and operational performance, and other specific factors relating to the business underlying the investment.
Freeslate
We have a non-controlling minority equity interest of approximately 19.5% in Freeslate Inc. (“Freeslate”), a privately held company headquartered in Sunnyvale, California that designs, develops and deploys integrated workflows for research and development labs. We have determined that Freeslate is a variable interest entity in which we are not the primary beneficiary. The key factors in our assessment were that Freeslate’s management team and board of directors were solely responsible for all economic aspects of the entity, including key business decisions that impact Freeslate’s economic performance, and we do not have power, through our variable interest, to direct the activities that most significantly impact the economic performance of Freeslate. We also do not hold any seats on Freeslate’s board of directors. Accordingly, we account for our investment in Freeslate as a cost method investment. The carrying value of our investment in Freeslate was $1.0 million as of both September 30, 2013 and December 31, 2012 and is included in the “Other assets” line in the consolidated balance sheet. In addition to our equity interest, we have a warrant allowing us to retain our 19.5% interest in the event of dilution through future stock issuances under Freeslate’s existing stock plans. We have determined that as of September 30, 2013, our investment in Freeslate is not impaired.
We also hold an unsecured promissory note receivable with a face value of $10.0 million from Freeslate, which bears interest at 8% per annum payable annually in arrears. The note requires principal payments in the amount of $1.0 million starting on March 1, 2014 and continuing annually until March 1, 2019, with the final principal payment of $4.0 million due on March 1, 2020. As the note receivable was acquired in the Symyx Merger on July 1, 2010, it was revalued in purchase accounting to its then fair value of $8.8 million. The note receivable is not measured at fair value on a recurring basis, but is periodically reviewed for possible impairment. The note receivable had a carrying amount of $9.0 million and $8.9 million as of September 30, 2013 and December 31, 2012, respectively.
Our maximum exposure to loss as a result of our interests in Freeslate is limited to the aggregate of the carrying value of our equity investment and the promissory note receivable. There were no future funding commitments as of September 30, 2013 related to Freeslate.
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
As consideration for the foregoing, IM agreed to: (i) use its commercially reasonable efforts to allow Symyx to be included as a selling stockholder in IM’s initial public offering (the “IPO”) with respect to not less than all of the IM shares held by Symyx (with Symyx being obligated to sell such shares); (ii) to the extent the gross proceeds from Symyx’s sale of all of its IM shares in the IPO were less than $67.0 million, issue a secured promissory note to Symyx upon the consummation of the IPO in an amount equal to such shortfall; and (iii) reimburse Symyx for 50% of the underwriting discounts and commissions payable by Symyx with respect to the sale of such shares in the IPO. In addition, pursuant to the IM Agreement, IM agreed to continue to sublicense from Symyx its rights to certain patents and to assume certain royalty and license fee obligations relating thereto.
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
The IM Note was discounted to a fair value of $26.0 million, representing the consideration for the patents transferred to IM, which we carried as purchased technology intangible assets acquired in the Symyx Merger, and the termination of IM’s royalty obligations to Symyx. In connection with the sale of the intellectual property, we wrote off intangible assets sold to IM with a net book value of $4.3 million in the fourth quarter of fiscal 2011 and, based on our assessment of the relevant revenue recognition guidance and other factors, we deferred the recognition of the portion of the net gain equal to the fair value of the IM Note of $26.0 million. The fair value of the IM Note was based on a market interest rate of 6.89% for comparable instruments. Historically, we recognized a gain when the payments became due on the IM Note to the extent they exceeded interest due and the amortization of the discount on the IM Note. Based on our evaluation of the contractual terms of the IM Note and its collectability, we believe the IM Note met the definition of a financial asset; therefore, we recorded the IM Note at expected net realizable value on our consolidated balance sheet. On May 31, 2013, IM paid off the IM Note in full pursuant to the penalty-free pre-payment option. Accordingly, we recognized a $25.9 million gain on sale of intellectual property in the three months ended June 30, 2013.

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
Because many fixed income securities do not trade on a daily basis or have market prices from multiple sources, the pricing applications may apply available information as applicable to determine the fair value as of the measurement date. This methodology applies to our Level 2 investments. Currently, we do not hold any Level 3 investments.
We recorded an acquisition-related liability for contingent consideration representing the amounts payable to former Contur equity holders, as outlined under the terms of the Contur Purchase Agreement, upon the achievement by Contur of certain agreed-upon performance milestones. The fair value of this Level 3 liability is estimated based on a discounted probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving the milestone criteria. Subsequent changes in the fair value of the contingent consideration liability were recorded in the statement of operations through final payment in the second quarter of 2013 and resulted from updates to assumed probability of achievement of milestones and adjustments to the discount periods and rates.

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy:

	Estimated Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2013:
Cash equivalents (1)	$35,795	$35,794	$1	$—
Short-Term Marketable Securities:
U.S. Treasury securities	1,508	1,508	—	—
U.S. government and agency securities	656	—	656	—
Commercial paper and certificates of deposit	1,299	—	1,299	—
Corporate debt securities	21,674	—	21,674	—
Municipal debt securities	500	—	500	—
Long-Term Marketable Securities:
Corporate debt securities	18,240	—	18,240	—
Municipal debt securities	787	—	787	—
Total marketable securities:	44,664	1,508	43,156	—

Foreign currency forward contracts not designated as hedges	96	—	96	—

Total assets measured at fair value	$80,555	$37,302	$43,253	$—

(1)	Cash equivalents are included in the “Cash and cash equivalents” line in the consolidated balance sheet

There were no transfers between Level 1 and Level 2 securities during the nine months ended September 30, 2013.

	Estimated Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2012:
Cash equivalents (1)	$46,043	$46,043	$—		$—
Short-Term Marketable Securities:
U.S. Treasury securities	1,805	1,805	—		—
U.S. government and agency securities	3,023	—	3,023		—
Commercial paper and certificates of deposit	6,003	—	6,003		—
Corporate debt securities	16,020	—	16,020		—
Municipal debt securities	—	—	—		—
Long-Term Marketable Securities:
U.S. Treasury securities	1,521	1,521	—		—
U.S. government and agency securities	158	—	158		—
Corporate debt securities	10,869	—	10,869		—
Total marketable securities:	39,399	3,326	36,073		—

Total assets at fair value	$85,442	$49,369	$36,073	0	$—
Liabilities:
Acquisition-related contingent consideration	$241	$—	$—		$241
Foreign currency forward contracts not designated as hedges	99	—	99		—
Total liabilities at fair value	$340	$—	$99		$241

(1)	Cash equivalents are included in the “Cash and cash equivalents” line in the consolidated balance sheet

The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2013 (in thousands):

Balance at December 31, 2012	$241
Expenses recorded due to changes in fair value	9
Payments	(250)
Balance at September 30, 2013	$—

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

8.     Goodwill and Purchased Intangible Assets
Intangible assets consist of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization
		(In thousands)			(In thousands)
Intangible assets subject to amortization:
Purchased technology	8	$67,993	$40,400	8	$61,309	$32,569
Purchased customer relationships	8	38,045	19,250	7	30,729	13,991
Purchased backlog	3	8,402	7,522	3	7,800	6,370
Purchased contract base	5	50	50	5	50	50
Purchased intellectual property	5	1,998	1,998	5	1,998	1,860
Purchased trademark/tradename	6	7,005	4,188	5	6,850	3,173
		$123,493	$73,408		$108,736	$58,013
Intangible assets not subject to amortization:
Purchased trademark/tradename		$2,500			$2,500

As discussed in Note 2, intangible assets related to the ChemSW Acquisition are included in our preliminary purchase price allocation and are subject to change during the measurement period. Intangible assets are amortized over their estimated useful lives either on a straight-line or accelerated basis that reflects the pattern in which the economic benefits of the intangible assets are expected to be realized, which range from one to fifteen years, with no residual value.
Intangible asset amortization expense was $5.0 million and $15.3 million for the three and nine months ended September 30, 2013, respectively. Intangible asset amortization expense was $4.7 million and $14.2 million for the three and nine months ended September 30, 2012, respectively.
Future estimated amortization expense for intangible assets as of September 30, 2013 is as follows and is subject to change as a result of measurement period adjustments (in thousands):

2013 (remaining three months)	$5,456
2014	15,754
2015	10,115
2016	6,486
2017	4,616
Thereafter	7,658
Total	$50,085

Goodwill represents the excess of cost over fair value of net assets acquired. The change in the carrying value of goodwill during the nine months ended September 30, 2013 was due to goodwill recorded in connection with the ChemSW Acquisition and the Vialis Acquisition. We believe the factors that contributed to goodwill include expected synergies of the combined operations of the newly acquired entities as well as intangibles that do not qualify for separate recognition such as the acquired workforce. The changes to the carrying amount of goodwill for the nine months ended September 30, 2013 are as follows (in thousands):

Balance at December 31, 2012	$123,670
Goodwill acquired in the Vialis Acquisition	1,246
Goodwill acquired in the ChemSW Acquisition	6,057
Effect of foreign exchange	118
Balance at September 30, 2013	$131,091
9.     Guarantees and Commitments

Guarantee of Lease Obligation of Others
On April 30, 2004, we spun-off our drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. (“PDD”), into an independent, separately traded, and publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. The landlords of our New Jersey facilities, which are used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords have required us to guarantee the remaining lease obligations, which totaled approximately $6.7 million as of September 30, 2013. In the event that PDD defaults on its lease commitment, we are permitted under the guarantee to sublease the facility in order to mitigate our lease obligation. In fiscal 2005, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair value of the guarantee. Changes to the fair value of the liability are recognized in stockholders’ equity. The liability for our guarantee of the lease obligation was $0.1 million and $0.2 million at September 30, 2013 and December 31, 2012, respectively.
Other Guarantees and Indemnifications
We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and the likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of September 30, 2013.
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
In December 2012, we entered into a lease agreement for a facility with 61,460 square feet of office space, which will serve as our new corporate headquarters in San Diego, California. The lease commenced on July 1, 2013 and has a 10-year term (with an option to terminate after five years, as discussed below). The annual base rent for the first year of the lease is $1.6 million and is subject to annual increases of approximately three to four percent per year, with the rent in the first and sixth years subject to partial abatement. Pursuant to the terms of the lease, we will have: (i) two five-year options to renew the lease (with the base rent subject to adjustment based on certain comparable metrics set forth in the lease); and (ii) a one-time right to terminate the lease effective as of June 30, 2018 upon written notice to the landlord on or before January 1, 2018. In the event that we exercise our right to terminate the lease in accordance with the foregoing, we will be obligated to pay to the landlord a termination fee of $2.3 million.
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

Additionally, under the terms of the lease for our former San Diego, California corporate office, we were required to obtain an irrevocable letter of credit for $6.6 million to ensure our performance under the lease agreement. The letter of credit requirement decreased to $3.5 million on September 1, 2011 and expired upon termination of the lease on September 1, 2013. The letter of credit was fully secured by cash and cash equivalents, which are included in restricted cash in the accompanying condensed consolidated balance sheets. We expect the cash and cash equivalents used to secure the letter of credit to be released in the fourth quarter of fiscal 2013.
10.     Restructuring Activities
Historically, restructuring charges have included costs associated with reductions in workforce and exits of idle facilities.
The following summarizes the changes in our accrued restructuring charges liability:

	Severance and Related Costs	Lease Obligation Exit and Facility Closure Costs	Total
	(In thousands)
Balance at December 31, 2012	$65	$626	$691
Additional severance and lease abandonment charges	1,953	—	1,953
Adjustments to liability	—	141	141
Cash payments	(1,117)	(133)	(1,250)
Effect of foreign exchange	(7)	(2)	(9)
Balance at September 30, 2013	$894	$632	$1,526
On July 26, 2013, we committed to a plan (the "July 2013 Restructuring Plan") for the restructuring of approximately 80 employees primarily in the U.S., or about 12% of our total workforce. Approximately 40 positions are expected to be filled in the future in different capacities or locations to rebalance the skillset of our employee base as part of this realignment. In connection with this plan, we expect to incur total charges of approximately $2.7 million through the first quarter of fiscal 2014 consisting of severance, retention and relocation costs, with approximately $2.0 incurred during the quarter ended September 30, 2013 and approximately $0.5 million and $0.2 million expected to be incurred during the quarters ended December 31, 2013 and March 31, 2014, respectively. As of September 30, 2013, approximately $1.1 in cash payments had been made with the remaining balance of 1.6 million expected to be paid during the fourth quarter of fiscal 2013 and the first quarter of fiscal 2014.
In addition, on July 26, 2013, we committed to a plan to exit a portion of our facility in San Ramon, California by April 1, 2014. We are contractually obligated under this operating lease through 2015. In connection with the exit of the facility, we anticipate incurring facility closure costs between $1.2 million and $1.5 million through April 1, 2014. As of September 30, 2013 we have not reached a cease-use date and accordingly have not incurred any facility closure liabilities related to this facility.
    In July 2010, as a result of the Symyx Merger, we implemented a plan to terminate the employment of approximately 80 employees in the U.S., Europe and the Asia-Pacific region. As a result of such terminations, we have incurred total severance charges of approximately $5.3 million, with $0.8 million incurred during fiscal 2011 and $4.5 million incurred during fiscal 2010. As of September 30, 2013, approximately $5.2 million in cash payments had been made, with the remaining balance of $35,000 expected to be paid during the fourth quarter of fiscal 2013.
Prior to the Symyx Merger, Symyx had implemented various restructuring plans under which lease obligations of approximately $0.1 million remain as of September 30, 2013. These obligations terminate in 2016. Additionally, prior to 2007, we had implemented a restructuring plan under which we have remaining lease obligations of approximately $0.5 million as of September 30, 2013. These lease obligations terminate in 2022.
All amounts incurred in connection with the above activities are recorded in the “Business consolidation, restructuring and headquarter-relocation costs” line in the accompanying condensed consolidated statements of operations.
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
Royalty and other income, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Royalty income, net	$1,598	$1,199	$4,448	$3,962
Net interest income	260	601	1,285	1,767
Amortization of discount on promissory notes receivable	39	274	724	701
Foreign currency transaction (gain) loss	(38)	157	(371)	(449)
Purchased intangible assets amortization	(405)	(424)	(1,215)	(1,272)
Net gain on sale of real estate	—	—	—	2,744
Net income from rental activities	—	—	—	(338)
Other	2	56	(19)	(8)
Total royalty and other income, net	$1,456	$1,863	$4,852	$7,107
12.     Legal Proceedings

In July 2012, a customer of a subsidiary company we acquired in 2010 provided us with a request for arbitration, and on October 5, 2012, served us with its Statement of Case in connection with the arbitration, which is pending before the London Court of International Arbitration. The dispute relates to certain software and professional services arrangements that the customer claims were not completed pursuant to the terms of the underlying agreements by the acquired subsidiary during periods prior to our acquisition of such company. Our subsidiary intends to vigorously defend against such claims and has asserted counterclaims for payments owed to it. Because of the uncertainties related to this arbitration, we are currently unable to predict the ultimate outcome.  However, we believe that it is possible that an unfavorable outcome could result in a material adverse effect on our results of operations, liquidity or financial position.
We are also subject to various other claims and legal proceedings arising in the ordinary course of our business. In connection with our regular assessments of such other claims and legal proceedings, we accrue an estimated loss contingency in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. However, a determination as to the amount of the accrual required for such contingencies is highly subjective and requires judgments about future events. As a result, the amount of ultimate loss, if any, may differ from our estimates. As of September 30, 2013 we have accrued a provision for losses from legal matters of approximately $10 million in the aggregate. As no amount within our range of estimable losses is a better estimate than any other amount, the amount accrued represents the low end of the range of possible losses related to these matters. This amount is included in the "Accrued Liabilities" line in the accompanying condensed consolidated balance sheet. Some of the loss is expected to be covered, in part by insurance. All amounts incurred in connection with these matters have been recorded in the “Business consolidation, restructuring and headquarter-relocation costs” line in the accompanying condensed consolidated statements of operations. Management believes that the disposition of other claims and legal proceedings arising in the ordinary course of our business, in the aggregate, will not have a material adverse effect on our results of operations, liquidity or financial position.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The intent is to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the impact that the adoption of this standard may have on our consolidated financial statements.

14.     Subsequent Events
Between October 1, 2013 and October 28, 2013, we have repurchased 125,421 shares of our common stock for approximately $1.2 million, at a weighted average cost of $9.53 per share, pursuant to the Repurchase Plan.

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

On October 23, 2012, we completed the acquisition of Aegis Analytical Corporation (“Aegis”), whereby Aegis became our wholly owned subsidiary (the “Aegis Acquisition”). Aegis' operating results are included in our consolidated financial statements and results of operations beginning October 23, 2012.
On January 11, 2013, we completed the acquisition of all of the outstanding shares of Vialis AG (“Vialis”), a joint stock company organized under the laws of Switzerland (the “Vialis Acquisition”). Vialis’ operating results are included in our consolidated financial statements and results of operations beginning January 11, 2013.
On September 3, 2013, we completed the acquisition of all of the outstanding shares of ChemSW, Inc. (“ChemSW”) (the “ChemSW Acquisition” and together with the Symyx Merger, the Contur Acquisition, the VelQuest Acquisition, the acquisition of the HEOS platform, the Aegis Acquisition and the Vialis Acquisition, the “Acquisitions”). ChemSW’s operating results are included in our consolidated financial statements and results of operations beginning September 3, 2013.
Our Business
We develop and commercialize scientific informatics software products and services for industries and organizations that rely on scientific innovation to differentiate themselves in the marketplace. Historically, our products were primarily utilized by our customers' research organizations.
As a result of the Acquisitions, we increased the breadth and depth of our scientific product portfolio by extending our offerings beyond research and into development and manufacturing. In particular, the addition of the VelQuest suite of products gives us even greater capability downstream, extending our solutions into the quality assurance and quality control areas in large pharmaceutical companies. The Aegis Acquisition further expands our portfolio into downstream operations with new solutions for enterprise manufacturing process intelligence. In addition, we added systems integration capabilities with the Vialis Acquisition, which strengthened our position in the laboratory informatics software market and added capabilities in the downstream analytical development, quality control, and quality assurance and manufacturing areas. The ChemSW Acquisition enables us to provide solutions for managing and tracking the source, use and disposal of chemicals along the entire lab-to-plant value chain.
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
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis, including those related to income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our annual report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 6, 2013 (the “Form 10-K”). We believe that there were no significant changes in our critical accounting policies and estimates since December 31, 2012.

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

Comparison of the Three and Nine Months Ended September 30, 2013 and September 30, 2012
The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
License and subscription revenue	51%	57%	52%	56%
Maintenance on perpetual licenses	24%	24%	24%	24%
Content	6%	7%	6%	8%
Professional services and other	19%	12%	18%	12%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Cost of revenue	24%	24%	26%	25%
Amortization of completed technology	6%	5%	6%	5%
Total cost of revenue	29%	29%	32%	30%
Gross profit	71%	71%	68%	70%
Operating expenses:
Product development	21%	24%	24%	24%
Sales and marketing	33%	32%	36%	34%
General and administrative	9%	11%	10%	11%
Business consolidation, restructuring and headquarter-relocation costs	24%	1%	11%	1%
Purchased intangible asset amortization	6%	5%	6%	5%
Total operating expenses	93%	73%	87%	76%
Operating loss	(22)%	(2)%	(19)%	(7)%
Gain on sale of intellectual property	—%	—%	21%	—%
Royalty and other income, net	4%	5%	4%	6%
Income (loss) before income taxes	(18)%	2%	7%	(1)%
Income tax expense	2%	1%	2%	1%
Net income (loss)	(20)%	1%	5%	(2)%
Due to rounding to the nearest percent, totals may not equal the sum of the line items in the table above.
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
License and subscription revenue	$20,713	$23,195	(11)%	$63,475	$66,291	(4)%
Maintenance on perpetual licenses	9,926	9,600	3%	29,487	28,219	4%
Content	2,373	2,919	(19)%	7,359	9,494	(22)%
Professional services and other	7,865	4,785	64%	21,730	14,328	52%
Total revenue	$40,877	$40,499	1%	$122,051	$118,332	3%
Total revenue for the quarter ended September 30, 2013 increased to $40.9 million, or 1%, compared to the same period last year. Total revenue for the nine months ended September 30, 2013 increased to $122.1 million, or 3% , compared to the same period last year. The increase in total revenue during both periods was attributable to incremental revenue from the Aegis Acquisition, the Vialis Acquisition and the ChemSW Acquisition, an increase in professional services revenue attributable to growth in services engagement orders, offset by the impact of a decrease in orders in the first quarter of fiscal 2013. Foreign currency also unfavorably impacted total revenue by $1.9 million and $5.1 million for the quarter ended September 30, 2013 and the nine months ended September 30, 2013, respectively, primarily from the Japanese Yen.

Total revenue generated in the U.S. accounted for $19.6 million, or 48% of revenue, for the quarter ended September 30, 2013, as compared to $19.8 million, or 49% of revenue for the same period last year. International revenue accounted for $21.3 million, or 52% of revenue for the quarter ended September 30, 2013, as compared to $20.7 million, or 51% of revenue for the same period last year.
Total revenue generated in the U.S. accounted for $60.4 million, or 49% of revenue for the nine months ended September 30, 2013, as compared to $57.9 million, or 49% of revenue, for the same period last year. International revenue accounted for $61.7 million, or 51% of revenue, for the nine months ended September 30, 2013, as compared to $60.5 million, or 51% of revenue, for the same period last year.
License and Subscription Revenue. License and subscription revenue for the quarter ended September 30, 2013 decreased to $20.7 million, or 11%, compared to the same period last year. License and subscription revenue for the nine months ended September 30, 2013 decreased to $63.5 million, or 4%, compared to the same period last year. The decrease in license and subscription revenue during both periods was primarily attributable to a decrease in orders in the first quarter of fiscal 2013 combined with unfavorable foreign currency impact primarily in Japan.
Maintenance on Perpetual Licenses. Maintenance on perpetual licenses for the quarter ended September 30, 2013 increased to $9.9 million, or 3%, compared to the same period last year. Maintenance on perpetual licenses for the nine months ended September 30, 2013 increased to $29.5 million, or 4%, compared to the same period last year. The increase in revenue from maintenance on perpetual licenses during both periods was primarily related to incremental revenue from the Aegis Acquisition and the Contur Acquisition, offset by the impact of a decrease in orders in the first quarter of fiscal 2013 and unfavorable foreign currency impact primarily in Japan.
Content. Content revenue for the quarter ended September 30, 2013 decreased to $2.4 million, or 19% , compared to the same period last year. Content revenue for the nine months ended September 30, 2013 decreased to $7.4 million, or 22%, compared to the same period last year. The decrease in content revenue during both periods was attributable to the previously announced phase-out of certain content product lines.
Professional Services and Other. Professional services and other revenue for the quarter ended September 30, 2013 increased to $7.9 million, or 64% , compared to the same period last year. Professional services and other revenue for the nine months ended September 30, 2013 increased to $21.7 million, or 52% , compared to the same period last year. The increase in revenue from professional services and other during both periods was primarily attributable to an increase in revenue from services engagement orders.
Total Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Cost of revenue	$9,662	$9,839	(2)%	$32,149	$29,734	8%
Amortization of completed technology	2,299	2,108	9%	6,728	6,263	7%
Cost of Revenue. Cost of revenue for the quarter ended September 30, 2013 decreased to $9.7 million, or 2%, compared to the same period last year. The decrease in cost of revenue during the quarter ended September 30, 2013 and was primarily attributable to a decrease in software and content royalties of approximately $0.3 million resulting from a decrease in orders with royalty bearing products, an increase in capitalized labor costs of $0.5 million associated with professional services engagements, partially offset by an increase in personnel and related expenses in our services department of approximately $0.1 million from higher headcount associated with the Aegis Acquisition and the Vialis Acquisition, and an increase in consulting and professional fees of approximately $0.2 million and distributor commissions of approximately $0.2 million.
Cost of revenue for the nine months ended September 30, 2013 increased to $32.1 million, or 8% , compared to the same period last year. The increase in cost of revenue during the nine months ended September 30, 2013 was primarily attributable to an increase in personnel and related expenses in our services department of approximately $1.8 million from higher headcount associated with the Aegis Acquisition and the Vialis Acquisition, consulting and professional fees of approximately $0.8 million, overhead expense of approximately $0.4 million and distributor commissions of approximately $0.5 million, partially offset by a an increase in capitalized labor costs of $1.1 million associated with professional services engagements.
Amortization of Completed Technology. Amortization of completed technology for the quarter ended September 30, 2013 increased to $2.3 million, or 9%, compared to $2.1 million for the same period last year. Amortization of completed technology for the nine months ended September 30, 2013 increased to $6.7 million, or 7% , as compared to the same period last year. The increase in amortization of completed technology during both periods was attributable to an increase in intangible assets acquired in the Acquisitions.
Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Product development	$8,622	$9,658	(11)%	$28,719	$28,957	(1)%
Sales and marketing	13,372	12,765	5%	43,861	40,443	8%
General and administrative	3,655	4,358	(16)%	12,137	13,251	(8)%
Business consolidation, restructuring and headquarter-relocation costs	9,776	606	*%	13,998	1,215	*%
Purchased intangible asset amortization	2,415	2,107	15%	7,259	6,320	15%
* Percentage change has been excluded as it is not meaningful for comparison purposes.
Product Development Expenses. Product development expenses for the quarter ended September 30, 2013 decreased to $8.6 million, or by11%, as compared to the same period last year. The decrease in product development expenses during the quarter ended September 30, 2013 was primarily attributable to a decrease in personnel and related expenses of approximately $0.9 million as a result of the July 2013 Restructuring Plan, partially offset by the impact of higher headcount resulting primarily from the Aegis Acquisition and the Vialis Acquisition, a decrease in overhead expense of approximately 0.2 million, partially offset by an increase in professional fees of approximately $0.1 million.
Product development expenses for the nine months ended September 30, 2013 decreased to $28.7 million, or by 1%, as compared to the same period last year. The decrease in product development expenses during the nine months ended September 30, 2013 was primarily attributable to a decrease in personnel and related expenses of approximately $0.3 million as a result of the July 2013 Restructuring Plan, partially offset by the impact of higher headcount resulting primarily from the Aegis Acquisition and the Vialis Acquisition, a decrease in overhead expense of approximately $0.1 million, partially offset by an increase in professional fees of approximately $0.2 million.
Sales and Marketing Expenses. Sales and marketing expenses for the quarter ended September 30, 2013 increased to $13.4 million, or by 5% , as compared to the same period last year. The increase in sales and marketing expenses during the quarter ended September 30, 2013 was primarily attributable to an an increase in personnel and related expenses of approximately $0.3 million and an increase in overhead expense of approximately $0.3 million as a result of higher headcount resulting primarily from the Aegis Acquisition and the Vialis Acquisition.
Sales and marketing expenses for the nine months ended September 30, 2013 increased to $43.9 million , or by 8%, as compared to the same period last year. The increase in sales and marketing expenses during the nine months ended September 30, 2013 was primarily attributable to an increase in personnel and related expenses of approximately $2.4 million as a result of higher headcount resulting primarily from the Aegis Acquisition and the Vialis Acquisition, an increase in professional fees of $0.7 million and an increase in overhead expense of approximately $0.4 million.
General and Administrative Expenses. General and administrative expenses for the quarter ended September 30, 2013 decreased to $3.7 million, or by 16%, as compared to the same period last year. General and administrative expenses for the nine months ended September 30, 2013 decreased to $12.1 million, or by 8%, as compared to the same period last year. The decrease in general and administrative expenses during both periods was primarily attributable to a decrease in personnel and related expenses as a result of the July 2013 Restructuring Plan and a decrease in incentive compensation.
Business Consolidation, Restructuring and Headquarter-Relocation Costs. Business consolidation, restructuring and headquarter-relocation costs for the three and nine months ended September 30, 2013 increased to $9.8 million and $14.0 million, respectively. The increase in business consolidation, restructuring and headquarter-relocation costs for both periods was primarily attributable to an increase in personnel and overhead related costs of $3.7 million and $4.1 million for the three and nine months ended September 30, 2013, respectively, related to employees who were notified that their employment with us was being terminated as a result of our restructuring activities including severance and normal compensation costs during transition periods from notification to termination, an increase in acquisition-related contingent compensation primarily due to the Vialis Acquisition and the ChemSW Acquisition of $0.4 million and $1.2 million for the three and nine months ended September 30, 2013, respectively, an increase in legal, estimated litigation and other professional costs attributable to the Acquisitions of $4.7 million and $5.7 million for the three and nine months ended September 30, 2013, respectively, and an increase in costs associated with our headquarter relocation in July 2013 of $0.4 million and $1.8 million for the three and nine months ended September 30, 2012, respectively. Our headquarter relocation costs include additional rent expense during the transition to the new facility of $0.2 million and $0.8 million for the three and nine months ended September 30, 2013, respectively.
Purchased Intangible Asset Amortization. Purchased intangible asset amortization for the quarter ended September 30, 2013 increased to $2.4 million, or 15%, as compared to the same period last year. Purchased intangible asset amortization for the nine months ended September 30, 2013 increased to $7.3 million, or 15% , as compared to the same period last year. The increase in purchased intangible asset amortization during both periods was attributable to an increase in intangible assets acquired in the Acquisitions and relates to the amortization of backlog, customer relationship and trademark intangible assets acquired in the Acquisitions.
Royalty and Other Income, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Royalty and other income, net	$1,456	$1,863	(22)%	$4,852	$7,107	(32)%
Royalty and other income, net for the quarter ended September 30, 2013 decreased to $1.5 million, or 22%, as compared to the same period last year. Significant components of royalty and other income, net for the quarter ended September 30, 2013 included net royalty income of $1.6 million and interest income of $0.3 million, partially offset by amortization of purchased intangible assets of $0.4 million. Significant components of royalty and other income, net for the three months ended September 30, 2012 included net royalty income of $1.2 million, interest income of $0.6 million, amortization of the discount on promissory notes receivable of $0.3 million and foreign currency exchange gain of $0.2 million, partially offset by amortization of purchased intangible assets of $0.4 million.
Royalty and other income, net for the nine months ended September 30, 2013 decreased to $4.9 million, or 32%, as compared to the same period last year. Significant components of royalty and other income, net for the nine months ended September 30, 2013 included net royalty income of $4.4 million, interest income of $1.3 million, amortization of the discount on promissory notes receivable of $0.7 million, partially offset by foreign currency exchange loss of $0.4 million and amortization of purchased intangible assets of $1.2 million. Significant components of royalty and other income, net for the nine months ended September 30, 2012 included net royalty revenue of $4.0 million, interest income of $1.8 million, amortization of the discount on promissory notes receivable of $0.7 million and the net gain on the sale of real estate of $2.7 million. These items were partially offset by a foreign currency exchange loss of $0.4 million, amortization of purchased intangible assets of $1.3 million and $0.3 million net loss from rental activities primarily related to write off of certain lease-related assets.
Gain on Sale of Intellectual Property
Pursuant to the terms of the agreement between Symyx and Intermolecular, Inc. (“IM”), dated July 28, 2011 (the “IM Agreement”), we sold to IM certain patents relating to Symyx's legacy high-throughput research business in consideration for a secured promissory note receivable in a principal amount equal to $27.3 million due in November 2013 (the “IM Note”). In connection with the sale of the intellectual property we wrote off intangible assets sold to IM with a net book value of $4.3 million in the fourth quarter of fiscal 2011 and, based on our assessment of the relevant revenue recognition guidance and other factors, we deferred recognition of the portion of the net gain equal to the fair value of the IM Note of $26.0 million. On May 31, 2013, IM paid off the IM Note in full pursuant the penalty-free pre-payment option. As a result, we recognized a $25.9 million gain on sale of intellectual property in the second quarter of fiscal 2013.
Income Tax Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Income tax expense	$827	$320	158%	$2,181	$1,429	53%
Income tax expense consists of provision for income taxes for federal and state income taxes in the U.S. and in certain foreign tax jurisdictions. Income tax expense for the quarter ended September 30, 2013 increased to $0.8 million, or 158%, as compared to the same period last year. Income tax expense for the nine months ended September 30, 2013 increased to $2.2 million, or 53%, as compared to the same period last year. The increase during the nine month period was primarily attributable to the receipt of cash and consequently, recognition of an installment sale relating to the IM Note in 2013. The increase during the quarter was primarily due to a return to provision benefit recognized in 2012, and the change in earnings mix around the world.
Liquidity and Capital Resources
We had cash, cash equivalents, marketable securities, and restricted cash of $125.7 million as of September 30, 2013, as compared to $115.6 million as of December 31, 2012, an increase of $10.1 million. Of these amounts, $13.9 million and $16.1 million as of September 30, 2013 and December 31, 2012, respectively, were held by our foreign subsidiaries. If such funds are needed for our U.S. operations, the repatriation of cash balances from our foreign subsidiaries could result in the recognition and payment of U.S. income taxes. We generally invest our cash and cash equivalents in investment grade, highly liquid fixed income securities. Our marketable securities portfolio is denominated in U.S. dollars and consists of investment grade, highly liquid securities of various holdings including obligations of U.S. government sponsored enterprises, commercial paper, certificates of deposit, and corporate and municipal debt. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk.
The increase in cash, cash equivalents, marketable securities and restricted cash during the nine months ended September 30, 2013 was primarily attributable to cash from operations of $18.1 million, proceeds from the IM Note of $26.5 million, net cash acquired from the Vialis Acquisition of $0.5 million and proceeds from the sale of common stock of $3.4 million, net of shares tendered for payment of withholding tax, partially offset by net cash paid in the ChemSW Acquisition of $14.9 million, purchases of property and equipment of $10.8 million, repurchases of our common stock of $11.3 million and $1.1 million of unfavorable effect of changes in exchange rates on cash and cash equivalents primarily in Japan.
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
Net cash provided by operating activities	$18,859	$22,789
Net cash provided by (used) in investing activities	(4,493)	5,211
Net cash used in financing activities	(8,179)	(5,329)
Net cash provided by operating activities was $18.9 million for the nine months ended September 30, 2013, as compared to $22.8 million for the nine months ended September 30, 2012. Cash provided by operating activities for the nine months ended September 30, 2013 was primarily attributable to net income of $5.8 million, net cash inflow from changes in operating assets and liabilities of $10.9 million and non-cash charges of $28.1 million.  These items were offset by the $25.9 million of gain on sale of intellectual property resulting from the collection of the IM note in May 2013, the proceeds of which are included in cash provided by investing activities discussed below.  Cash provided by operating activities for the nine months ended September 30, 2012 was primarily attributable to net cash inflow from changes in operating assets and liabilities of $4.2 million and non-cash charges of $20.8 million, offset by net loss of $2.2 million.  The non-cash charges in both periods were primarily related to depreciation, amortization, stock-based compensation, contingent compensation expense, amortization of net premium on marketable securities and discount on promissory notes receivable, deferred taxes and other non-cash adjustments.
Net cash used in investing activities was $4.5 million for the nine months ended September 30, 2013, as compared to net cash provided by investing activities of $5.2 million for the nine months ended September 30, 2012. Significant components of cash flows from investing activities for the nine months ended September 30, 2013 included proceeds from the IM Note of $26.5 million, proceeds from maturities of marketable securities of approximately $26.4 million and $0.5 million in net cash acquired in the Vialis Acquisition, partially offset by net cash paid in the ChemSW Acquisition of $14.9 million, purchases of marketable securities of approximately $32.4 million and net purchases of property and equipment of $10.8 million. Significant components of cash flows from investing activities for the nine months ended September 30, 2012 included $4.5 million in cash paid for the acquisition of HEOS, net purchases of property and equipment of $3.3 million and purchases of marketable securities of approximately $51.0 million, partially offset by proceeds from maturities of marketable securities of approximately $56.3 million, net proceeds from the sale of real estate of $6.8 million and payments on promissory notes receivable of $0.6 million.
Net cash used in financing activities was $8.2 million for the nine months ended September 30, 2013, as compared to $5.3 million for the nine months ended September 30, 2012. Significant components of cash used in financing activities for the nine months ended September 30, 2013 included repurchases of our common stock of $11.3 million and payment of contingent consideration liabilities related to the Contur Acquisition of $0.25 million, partially offset by $3.4 million of proceeds from the issuance of common stock under our equity incentive plans, reduced by payments made to taxing authorities on behalf of our employees when tendering stock to us for settlement of minimum income tax liability upon vesting of restricted stock units (“RSUs”). Significant components of cash used in financing activities for the nine months ended September 30, 2012 included repurchases of our common stock of $9.3 million and payment of contingent consideration liabilities related to the Contur Acquisition of $0.25 million, partially offset by $4.2 million of proceeds from the issuance of common stock under our equity incentive plans, reduced by payments made to taxing authorities on behalf of our employees when tendering stock to us for settlement of minimum income tax liability upon vesting of RSUs.
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
As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, such controls.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2012, a customer of a subsidiary company we acquired in 2010 provided us with a request for arbitration, and on October 5, 2012, served us with its Statement of Case in connection with the arbitration, which is pending before the London Court of International Arbitration. The dispute relates to certain software and professional services arrangements that the customer claims were not completed pursuant to the terms of the underlying agreements by the acquired subsidiary during periods prior to our acquisition of such company. Our subsidiary intends to vigorously defend against such claims and has asserted counterclaims for payments owed to it. Because of the uncertainties related to this arbitration, we are currently unable to predict the ultimate outcome.  However, we believe that it is possible that an unfavorable outcome could result in a material adverse effect on our results of operations, liquidity or financial position.

We are also subject to various other claims and legal proceedings arising in the ordinary course of our business. In connection with our regular assessments of such other claims and legal proceedings, we accrue an estimated loss contingency in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. However, a determination as to the amount of the accrual required for such contingencies is highly subjective and requires judgments about future events. As a result, the amount of ultimate loss, if any, may differ from our estimates. As of September 30, 2013 we have accrued a provision for losses from legal matters of approximately $10 million in the aggregate. As no amount within our range of estimable losses is a better estimate than any other amount, the amount accrued represents the low end of the range of possible losses related to these matters. This amount is included in the "Accrued Liabilities" line in the accompanying condensed consolidated balance sheet. Some of the loss is expected to be covered, in part by insurance. All amounts incurred in connection with these matters have been recorded in the “Business consolidation, restructuring and headquarter-relocation costs” line in the accompanying condensed consolidated statements of operations. Management believes that the disposition of other claims and legal proceedings arising in the ordinary course of our business, in the aggregate, will not have a material adverse effect on our results of operations, liquidity or financial position.

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
Certain Risks Related to Our Marketplace and Environment
Our revenue from the sale of computer aided design modeling and simulation software to the life science discovery research marketplace, which has historically constituted a significant portion of our overall revenue, has been declining over the past several years and may continue to decline in future years. Historically we have derived a significant portion of our revenue from the sale of computer aided design modeling and simulation software to the discovery research departments in pharmaceutical and biotechnology companies. Based on recurring analyses of incoming orders typically conducted by our sales and marketing departments, we estimate that orders for our computer aided design modeling and simulation software for the life science industry declined approximately 18% between fiscal 2008 and 2009, approximately 16% between fiscal 2009 and 2010, approximately 21% during the nine months ended December 31, 2010. Although revenues remained relatively constant for the years ended December 31, 2011 and December 31, 2012, and during the nine months ended September 30, 2013, in the future we may experience a decline in revenues. While there is not a linear correlation between product orders and resulting revenue, we believe that our estimates of decreased product orders ultimately reflect a decline in revenue attributable to sales of our computer aided design modeling and simulation software products. We believe this decline is due to several factors, including industry consolidation, a general reduction in the level of discovery research activity by our customers, increased competition, including competition from open source software, and reductions in profit and related information technology spending by our customers. If such declines continue and we do not increase the revenue we derive from our other product and service offerings, our business could be adversely impacted.
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
Recent acquisitions and potential future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources. Since July 2010, we have acquired six companies: Symyx, Contur , VelQuest, Aegis, Vialis and ChemSW. We continually evaluate opportunities to acquire new businesses as part of our ongoing strategy and we may in the future acquire additional businesses that we believe could complement or expand our business or increase our customer base. We do not know if we will be able to complete any future acquisitions, or whether we will be able to successfully integrate any acquired businesses, operate them profitably or retain their key employees. Integrating the operations of acquired businesses successfully or otherwise realizing any of the anticipated benefits of any acquisitions, including anticipated cost savings and additional revenue opportunities, involves a number of potential challenges. The failure to meet these integration challenges could seriously harm our financial condition and results of operations. Realizing the benefits of our acquisitions or any future acquisitions depends in part on the integration of operations and personnel. These integration activities are complex, expensive and time-consuming and we may encounter unexpected difficulties or incur unexpected costs, including:

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

Adverse resolution of litigation and other legal proceedings may harm our operating results or financial position. We are a party to lawsuits and other legal proceedings, most of which occur in the normal course of our business. Litigation and other legal proceedings can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular legal proceeding could have a material adverse effect on our business, operating results, financial position, and in some cases, on our reputation or our ability to obtain projects from customers, including governmental entities. See Item 1. Legal Proceedings and Note 12 of the notes to consolidated financial statements for more information regarding legal proceedings in which we are involved.
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
We may be required to indemnify Pharmacopeia Drug Discovery, Inc. (“PDD”), or may not be able to collect on indemnification rights from PDD. On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of the spin-off, we agreed to indemnify the indebtedness, liabilities and obligations of PDD. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under certain facility leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be as significant as the remaining future minimum lease payments, which totaled approximately $6.7 million as of September 30, 2013. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any failure by PDD to satisfy its obligations and any required payment by us could have a material adverse effect on our business.
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
As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares. As of October 25, 2013, the top ten institutional holders of our common stock held approximately 55.0% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.

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

The following table sets forth information concerning purchases of our common stock during the quarter ended September 30, 2013, which upon repurchase are classified as treasury shares available for general corporate purposes:

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
				(In thousands)
7/1/2013- 7/31/2013	159,500	8.83	159,500	$6,067
8/1/2013- 8/31/2013	96,194	9.19	96,194	$5,183
9/1/2013- 9/30/2013	158,000	9.30	158,000	$3,714
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

2.5
Agreement and Plan of Merger, dated as of October 23, 2012, by and among Accelrys, Inc., Aardvark Acquisition Corp., Aegis Analytical Corporation and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on October 29, 2012).

2.6
Securities Purchase Agreement, dated as of September 3, 2013, by and among Accelrys, Inc. and the parties listed therein (incorporated by reference to Exhibit 2.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on September 4, 2013).

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

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Accelrys, Inc. (incorporated by reference to Exhibit 3.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on July 2, 2010).

3.4	Amended and Restated Bylaws of Accelrys, Inc. (incorporated by reference to Exhibit 3.3 to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2005).

31.1*	Section 302 Certification of the Principal Executive Officer

31.2*	Section 302 Certification of the Principal Financial Officer

32.1*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Database.

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELRYS, INC.

By:	/s/ MICHAEL A. PIRAINO
Michael A. Piraino
Executive Vice President and Chief Financial
Officer (Duly Authorized Officer, Principal
Financial Officer and Principal Accounting
Officer)
	Date:	October 31, 2013