Form 10-K
period 2013-12-31
ACCELRYS, INC.
filed 2014-03-10
CIK 1002388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 0-27188
Accelrys, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0557266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5005 Wateridge Vista Drive, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)
(858) 799-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	NASDAQ Global Select Market
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013 was $283.2 million (based upon the June 30, 2013 closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 24, 2014 was 55,758,925, net of treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part II of this Form 10-K and Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the registrant’s definitive proxy statement filed pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.
The Exhibit Index (Item No. 15) lists several documents incorporated by reference.

ACCELRYS, INC.
FORM 10-K—ANNUAL REPORT
For the Fiscal Year Ended December 31, 2013

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
Unless the context requires otherwise, in this Report the terms “Accelrys,” the “Company,” “we,” “us” and “our” refer to Accelrys, Inc. and its wholly owned or indirect subsidiaries, and their predecessors.

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
Overview
We have completed the following acquisitions since 2010:
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
On September 3, 2013, we completed the acquisition of all of the outstanding shares of ChemSW, Inc. (“ChemSW”), a California corporation (the “ChemSW Acquisition”). ChemSW’s operating results are included in our consolidated financial statements and results of operations beginning September 3, 2013.

On December 9, 2013, we completed the acquisition of all of the outstanding shares of Qumas Limited (“Qumas”), a company incorporated and registered in Ireland (the “Qumas Acquisition” and together with the Symyx Merger, the Contur Acquisition, the VelQuest Acquisition, the Aegis Acquisition, the acquisition of the HEOS platform, the Vialis Acquisition and the ChemSW Acquisition, the “Acquisitions”). Qumas’ operating results are included in our consolidated financial statements and results of operations beginning December 9, 2013.

Recent Developments
On January 30, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dassault Systemes Americas Corp., a Delaware corporation (“ DSAC”) and a wholly owned indirect subsidiary of Dassault Systèmes SA, a French corporation with limited liability, and 3DS Acquisition Corp., a Delaware corporation and wholly owned subsidiary of DSAC (“Purchaser”). Pursuant to the terms of the Merger Agreement, on February 13, 2014, Purchaser commenced a tender offer (the “Offer”) to purchase all of the outstanding shares of our common stock at a price per share of $12.50, net to the seller in cash, without interest (such amount, as it may be adjusted from time to time on the terms and subject to the conditions set forth in the Merger Agreement the “Offer Price”), and subject to any required withholding of taxes. The initial expiration date of the Offer is 12:00 midnight, New York City time, on March 13, 2014 (which is the end of the day on March 13, 2014), subject to extension in certain circumstances as required or permitted by the Merger Agreement.
The consummation of the Offer is subject to customary closing conditions, including, among other things, (i) the valid tender of shares of our common stock representing at least a majority of the total outstanding shares of our common stock, calculated on a fully diluted basis, (ii) the expiration or termination of waiting periods and the obtaining of all applicable consents or approvals required under applicable antitrust, competition and trade regulation laws of Germany and Austria and (iii) the conclusion or termination of review by The Committee on Foreign Investment in the United States.
Upon completion of the Offer, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Purchaser will be merged with and into Accelrys, Inc. and Accelrys, Inc. will survive as a wholly owned subsidiary of DSAC (the “Merger”). The Merger Agreement provides that the Merger will be governed by Section 251(h) of the Delaware General Corporation Law (the “DGCL”) and will be effected as soon as practicable following the consummation of the Offer without a vote of our stockholders pursuant to Section 251(h) of the DGCL.
Upon completion of the Merger, each outstanding share of our common stock (other than shares owned by Accelrys, Inc., DSAC or Purchaser or their subsidiaries and shares owned by holders who have validly exercised their appraisal rights under the DGCL) will be canceled and converted into the right to receive an amount in cash equal to the Offer Price, payable to the holder thereof on the terms and subject to the conditions set forth in the Merger Agreement. In addition, upon completion of the Merger, (i) each outstanding option to purchase our common stock, whether vested or unvested, will be canceled, with the holder thereof becoming entitled to receive an amount in cash equal to (a) the excess, if any, of (1) the Offer Price minus (2) the exercise price per share of common stock subject to such option, multiplied by (b) the number of shares of common stock subject to such option, and (ii) each outstanding RSU will be canceled, with the holder thereof becoming entitled to receive an amount in cash equal to the product of (a) the number of shares of our common stock subject to such RSU and (b) the Offer Price.
The Merger Agreement contains customary representations, warranties and covenants, including, among other things, covenants regarding the operation of our business prior to the completion of the Merger and covenants obligating us to use reasonable best efforts to obtain required regulatory approvals. The Merger Agreement also contains customary “no solicitation” provisions restricting our ability to solicit or participate in discussions regarding any third-party proposals relating to alternative transactions, subject to certain exceptions to permit our board of directors to comply with its fiduciary duties, including in connection with our receipt of an unsolicited written proposal relating to an alternative transaction that our board of directors determines is or would reasonably be expected to result in a superior proposal.
The Merger Agreement also includes customary termination provisions in favor of both us and DSAC, and provides that in connection with the termination of the Merger Agreement under certain circumstances, we must pay DSAC a termination fee of $25,000,000, including due to termination of the Merger Agreement by us to accept a superior proposal.
Our Business
As the leading provider of scientific innovation lifecycle management software, we develop and commercialize informatics software products and services for industries and organizations that rely on scientific innovation to differentiate themselves in the marketplace, with a particular emphasis on pharmaceutical, biotechnology, energy, chemicals, food and beverage and consumer packaged goods companies. As the basis of Accelrys’ software and services offerings, the Accelrys Enterprise Platform provides a broad, flexible science-based foundation optimized to integrate the diversity of science, experimental processes and information requirements across the research, development, process scale-up and manufacturing phases of product development. Our software applications for Scientific Platform and Data Management, Modeling and Simulation, Research Informatics, Laboratory Informatics, Enterprise Quality Management, Environmental Health & Safety and Operations Intelligence enable innovators to access, organize, analyze and share data in unprecedented ways, ultimately enhancing innovation, improving productivity, reducing compliance risk, lowering costs, enhancing sustainability and accelerating products from lab to market. Additionally, our software manages and connects scientific innovation processes and information with other lifecycle systems including Enterprise Resource Planning (ERP) and Product Lifecycle Management (PLM) systems.
Our acquisitions over the past three years have been critical initiatives in increasing the breadth and depth of our product portfolio by extending our offerings beyond research and into development and manufacturing with a view to covering the end-to-end product lifecycle.
The addition of the Contur Electronic Laboratory Notebook (ELN) enabled us to make available to customers an easy-to-deploy, easy-to- use ELN that is deployable as both an on-premises and cloud-based notebook. The addition of the VelQuest suite of products increased our downstream capabilities, extending our solutions into the quality assurance and quality control areas in large pharmaceutical companies. The Aegis Acquisition expanded our portfolio into downstream operations with new solutions supporting Operations Intelligence in enterprise manufacturing. In addition, the Vialis Acquisition has added system integration capabilities that have strengthened our position in the Laboratory Informatics market with added capabilities in the downstream analytical development, quality control and quality assurance and manufacturing areas. The ChemSW Acquisition has enabled us to provide solutions for managing and tracking the source, use and disposal of chemicals along the entire lab-to-plant value chain. The Qumas Acquisition has further extended our informatics portfolio with the addition of proven, mission-critical, end-to-end document and process management compliance solutions.
The acquisition of the web-based HEOS drug research information management and collaboration system brought us a cloud-based offering that enables more efficient and streamlined drug delivery collaborations, particularly with organizations leveraging contract research organizations and other groups for externalized R&D projects. The HEOS system has recently been incorporated into ScienceCloud by Accelrys, a new information management and collaboration workspace in the cloud that advances collaborative drug discovery with a new generation of integrated, SaaS-based applications and social communication capabilities to enhance collaborative drug discovery.
Collectively, our products and services are intended to optimize our customers' lab-to-commercialization value chains, from early research through development to manufacturing. Our software is used by scientists, biologists, chemists, engineers and information technology professionals to design, execute and manage experiments in-silico or in the lab and to aggregate, mine, manage, analyze and interactively report on the data resulting from those experiments. Our solutions enable effective scale-up of development processes, automate the transition from development to manufacturing, manage quality control and quality assurance operations and monitor process and product quality, thereby reducing compliance risk. The ability to integrate and access data from diverse data sources and to make that information accessible throughout the scientific innovation value chain enables our customers to reduce costs and enhance productivity in developing products that meet quality and compliance standards.
Our customers include leaders from a variety of industries, including pharmaceutical, biotechnology, energy, chemicals, food and beverage and consumer packaged goods companies, as well as government and academic entities. We market our software products and services worldwide, principally through our direct sales force, augmented by the use of third-party distributors. We are headquartered in San Diego, California and were incorporated in Delaware in 1993.
Description of Our Markets and Business
Our customers rely on science to innovate in their products and processes, differentiating themselves through scientific innovation. As a result, innovation in the discovery, development and manufacturing of new products; compliance with applicable regulations; rapid, cost-effective commercialization of products; and the ability to protect the intellectual property are all crucial to our customers' success. Therefore, our customers invest considerable resources in technologies like those of Accelrys that help them to effectively design, plan and execute experiments in a repeatable process and in compliance with regulations; leverage the vast amounts of information stored in both corporate databases and public data sources to optimize their processes and accelerate innovation; model, predict and analyze potential outcomes; improve product and process understanding throughout development lifecycles; and access comprehensive, integrated and cross-referenced databases and reference works.
The pharmaceutical and biotechnology industries are a very important part of our business. Our products have been widely adopted within the research functions of businesses in these industries and are gaining increased traction in the development, quality assurance/quality control (“QA/QC”) and manufacturing functions of such businesses. In addition, these markets present challenges due to industry consolidation, market maturity, patent expirations, reduced discovery research activity, increased competition, including competition from open source software, and outsourcing of research to other entities. The other industries we serve, including energy, chemicals, food and beverage, and consumer packaged goods companies, are earlier in the adoption curve for such scientific software products but are increasingly investigating their value, which we view as both a challenge and an opportunity.

Business Strategy
Research and development organizations face several challenges that impact their ability to comply with applicable regulations, protect their intellectual property and rapidly and cost-effectively bring products to market. Scientific data is often found in disparate databases and research, development and manufacturing processes are disconnected, manually intensive, inefficient and repetitive. These challenges have made it difficult for organizations to manage the innovation lifecycle to bring novel products to market faster, more efficiently and more sustainably with reduced compliance risk.
Our strategy is to partner with customers to optimize their scientific innovation lifecycle management from discovery through commercialization. Consequently, we are extending beyond our historically strong presence in research downstream to offer customers an integrated portfolio of software and services addressing the entire product lifecycle. This means moving into new domains, including biology; and expanding our presence outside of the pharmaceutical and biotech industries into other key industries such as energy, chemicals, food and beverage and consumer packaged goods companies. We do this by addressing the core challenges faced by R&D and quality organizations, offering them an open enterprise-scale scientific software platform and a broad portfolio of software applications leveraging our deep domain expertise in chemistry, biology and the materials sciences. We believe the combination of the Accelrys Enterprise Platform with its Component Collections and associated set of applications and services including the Accelrys Pipeline Pilot authoring application and software capabilities in Scientific Platform and Data Management, Modeling and Simulation, Research Informatics, Laboratory Informatics, Enterprise Quality Management, Environmental Health & Safety and Operations help optimize the scientific innovation lifecycles of our customers. Additionally, our software manages and connects scientific processes and information with other lifecycle systems, including Enterprise Resource Planning (ERP) and Product Lifecycle Management (PLM) systems.
The new products and domain expertise we have gained as a result of our acquisitions over the past three years, including QUMAS, ChemSW, Vialis, Aegis, VelQuest and Contur provide greater value to the development, QA/QC and manufacturing functions of our customer organizations. Our strategy is to continue to integrate and augment these offerings to further enhance the value of the products and expertise we acquired and our overall product portfolio. The combined Qumas and Accelrys product portfolios provide the industry’s only complete solution supporting quality and regulatory compliance across the product lifecycle, from product ideation through R&D to quality, manufacturing and out to the supply chain. The integration of ChemSW’s inventory management software into Accelrys' robust enterprise platform enables our combined customer base to comply with challenging global, national and local environmental health & safety regulations. The Aegis Acquisition further expands our downstream footprint with Accelrys Discoverant, the industry-leading Operations Intelligence software solution. TheVelQuest acquisition extends our software portfolio into pharmaceutical development, QA/QC and manufacturing improving productivity, speeding cycle times, lowering operational costs and reducing compliance risks for regulated life sciences organizations. Finally, the Contur acquisition allows us to offer an on-premises and cloud-based ELN for use by small- and medium-sized businesses and academic organizations focused on IP capture and information sharing, process documentation and overall lower total cost of ownership.
Our strategy also includes offering professional services to tailor the Accelrys Enterprise Platform to our customers’ individual business needs, thereby increasing the utility and value of the Accelrys Enterprise Platform. Because the Accelrys Enterprise Platform is the underlying operating infrastructure for many products in our broad portfolio, and integration with the applications obtained as part of our acquisition strategy continues to be a development priority, we expect the use of these products to expand as the use of the platform grows, thus further increasing our sales and value to customers. The Vialis Acquisition adds new services capabilities to our portfolio and further strengthens our position in the Laboratory Informatics software market.
The Accelrys Enterprise Platform is an open, scientifically aware platform. We partner with third-party organizations and academic institutions that develop scientific software and services, and we enable and encourage these companies to develop applications that operate on our platform, further extending its utility and value to customers.
We also focus on industries in markets where scientific innovation is a key differentiator and where our depth of experience from research to manufacturing and our proven enterprise solutions are highly valued. With over 225 Ph.D. scientists within our global workforce, we are deeply invested in science. As we increase our presence in science-driven markets within the pharmaceutical, biotechnology, energy, chemicals, food and beverage and consumer packaged goods sectors, we believe our ability to attract additional customers will increase.

Products and Services
The following is a brief description of the major product and services offerings within the Accelrys solution portfolio:
Scientific Platform Data Management
Scientific platform and data management capabilities are foundational to Accelrys’ capabilities to design, develop and deploy scientific informatics software solutions across the active workspace we serve, including modeling and simulation, research informatics, laboratory informatics, enterprise quality management, environmental health and safety, and operations intelligence. The ability to move data, information and knowledge seamlessly up and down the product development continuum from upstream product ideation through R&D to downstream QA/QC operations enhances organizational efficiency, improves collaboration and speeds innovation in lab-to-plant processes, enabling organizations to bring better products to market more quickly.
The Accelrys Enterprise Platform forms the basis of Accelrys’ software and services offerings and is central to our strategy to develop and deliver scientific innovation lifecycle management software. The Accelrys Enterprise Platform’s open, scientifically aware, service-oriented architecture provides a broad, flexible foundation optimized to integrate the diversity of science, experimental processes and information requirements across the research, development, QA/QC and manufacturing phases of product development. The Accelrys Enterprise Platform leverages Accelrys’ deep domain expertise in modeling and simulation, research informatics, laboratory informatics, enterprise quality management, environmental health and safety, and operations intelligence, improving collaboration, speeding innovation and enabling organizations to bring better products to market more quickly and efficiently. The Accelrys Enterprise Platform manages structured and unstructured information encountered early in the innovation cycle, as well as highly structured automated batch records required by lock-down production. We are integrating many of our acquired products into the Accelrys Enterprise Platform to enhance the value of both the products and the Accelrys Enterprise Platform. The Accelrys Enterprise Platform’s ability to integrate with existing infrastructure allows organizations to gain efficiencies from their legacy systems, reduce complexity and improve productivity from innovation through commercialization.
The Accelrys Component Collections operate with the Accelrys Enterprise Platform to offer customers advanced functions such as image, text and chemical analysis. The Accelrys Component Collections enable researchers, developers and IT professionals to build, deploy, analyze and report on complex scientific data types, improving processes, accelerating decisions and lowering costs. The Accelrys Component Collections are available to all Accelrys applications, as well as to Accelrys partner solutions and other third-party applications.
The Accelrys Pipeline Pilot scientific workflow authoring application allows scientists to rapidly create, test and publish services that automate the process of accessing, analyzing and reporting data, either for the scientist’s personal use or for sharing across the scientific community. Using Pipeline Pilot, scientists, researchers, engineers and analysts with little or no software development experience can create scientific protocols that can be executed through a variety of interfaces or solutions, including Accelrys Web Port, Accelrys Electronic Lab Notebook, Accelrys Insight, and Accelrys Chemical Registration, as well as third-party applications such as Microsoft SharePoint or customer-developed applications. These protocols aggregate and provide immediate access to volumes of disparate data locked in silos, automating data analysis and enabling researchers to rapidly explore, visualize and report results.
Modeling and Simulation
Accelrys offers a broad array of software products based on proprietary and licensed technologies that allow scientists to perform computations of chemical, biological and materials properties; to simulate, visualize and analyze chemical and biological systems; and to communicate the results to other scientists. Our modeling and simulation products are used by scientists in the life science industry, primarily by pharmaceutical and biotechnology companies, and by researchers in materials sciences industries such as specialty chemicals, formulated consumer packaged goods, food & beverage and oil & gas.
Accelrys Discovery Studio is Accelrys’ premier modeling and simulation product for chemistry small molecule and biology macromolecule-based research. Built on Accelrys Enterprise Platform technology, Accelrys Discovery Studio features an open architecture that allows scientists to “plug and play” best-of-breed computational solutions developed by Accelrys, academia, other independent software vendors or customers themselves. This open architecture helps expert modelers deploy modeling methods to research colleagues, connecting them more effectively with the wider research community. Accelrys Discovery Studio automates routine predictive science tasks and rapidly integrates with third-party applications, uniquely positioning the software as the most comprehensive, collaborative life sciences research solution for experts and project teams alike.
Accelrys Materials Studio is a complete modeling and simulation environment designed to allow researchers in materials science and chemistry to engineer new, high-performance materials by predicting and understanding the relationships of a material’s atomic and molecular structure with its properties and behavior. Using Accelrys Materials Studio, researchers in many industries are engineering better performing materials of all types including pharmaceuticals, catalysts, polymers, composites, metals, alloys, batteries, fuel cells and more-as an integrated part of their scientific innovation management lifecycle strategy. Materials Studio is now integrated with the Accelrys Enterprise Platform, enabling organizations to extend predictive capabilities and deploy modeling and simulation to the enterprise.
Research Informatics
Accelrys is a leading provider of software-based solutions designed to capture, store, manage, analyze, mine and report discovery data and information across many industries including pharmaceutical, biotechnology, agrochemical, fine and specialty chemicals, consumer packaged goods, and oil and gas. As leaders in the space, we have developed a go-forward roadmap that leverages the best technology from each of the product portfolios gained through the acquisitions we have made over the past few years. This roadmap preserves our customers' investments, while offering a solution that addresses the needs of today's scientific organizations. Through this combined portfolio, our comprehensive data visualization and analysis software components based on a services-oriented architecture enabling scientists to search, retrieve and use chemical structures, biological and chemical data, experimental data and registration information. Many of these tools use industry standard software components and are compatible with applications such as Microsoft Excel spreadsheets and Microsoft SharePoint collaboration software, allowing scientists to interact with chemical data using familiar productivity tools. We also combine this component technology with the Accelrys Enterprise Platform and our database architectures to build enterprise-wide systems for clients.
The Accelrys Cheminformatics Suite is a set of applications, built upon or integrated with the Accelrys Enterprise Platform, that enables scientists to register, search, mine and analyze information on chemical structures and reactions, chemically modified sequences and associated data such as inventory, assay and analytical results. Key applications in the suite include Accelrys Pipeline Pilot and the following cheminformatics products:

•	Accelrys BioRails - Comprehensive support for tracking, planning and execution of biological experiments within pharmaceutical organizations;

•	Accelrys Cheshire - Custom cheminformatics business rules enabling R&D organizations to standardize chemical and biological sequence registration, structure queries, displays and calculations;

•	Accelrys Direct - The preeminent chemistry data cartridge for Oracle databases supporting the capture and management of structures, reactions and biological sequences;

•
Accelrys Draw - Industry-leading chemistry drawing software for the accurate representation, registration and searching of structures, reactions and biological sequences, and the production of publication-quality graphics;

•	Accelrys Chemical Registration - A flexible, fully featured, out-of-the-box solution for building, managing and searching a corporate substance and batch database; and

•	Accelrys Biological Registration - A multi-entity system for defining, registering, relationship-tracking, querying and reporting on biological entities.
Additional key applications and solutions within Research Informatics include:
The Accelrys Externalized Collaboration Suite addresses the needs of life sciences organizations engaged in externalized network research, supporting the full range of needs from technology transfer through networked collaboration to scientific informatics across all research data including experiments, chemical structures, assays and other test results. The result is a more holistic externalization strategy for partnering pharmaceutical, contract research, biotechnology and academic organizations as well as increased flexibility, reduced complexity and improved operational excellence in collaborative network research.
Accelrys Insight helps life scientists collaborate more effectively with internal teams and across networked external organizations to make fast, informed decisions about how to move research projects to the next level. Using Accelrys Insight, scientists can search and import data quickly and easily, browse and visualize data in detail, filter and combine data, visualize data using a variety of linked and interactive views and run extensive calculations and analytics in a collaborative environment.
Accelrys Insight for Excel provides scientific data analysis capabilities within the familiar Microsoft Excel spreadsheet environment, supporting rapid decision-making through the effective aggregation, analysis and presentation of data.

Accelrys Content Databases are a comprehensive, integrated and cross-referenced collection of factual databases and reference works covering chemical sourcing, molecular properties and bioactivity (metabolism and toxicology) information. These resources can be accessed through the Accelrys Electronic Lab Notebook, data management and informatics applications or via the Internet through the DiscoveryGate portal.
ScienceCloud by Accelrys is a new information management and collaboration workspace in the cloud that advances collaborative drug discovery with a new generation of integrated, SaaS-based applications built on a scalable, world-class scientific platform. A step in the Accelrys’ externalized collaboration initiative, ScienceCloud supports data and information storage in a secure, project-specific information warehouse in the cloud, while also helping project teams leverage social communication to build and share project information. The result is a more holistic collaboration strategy for partnering pharmaceutical and biotechnology companies, contract research organizations and academic research teams.
Laboratory Informatics
Accelrys process management and compliance software solutions support rapid process development, optimization, validation and scale-up, all the way to highly efficient, compliant process execution, connecting lab-to-plant workflows and information across the innovation to commercialization lifecycle. Scientists can rapidly explore and document early investigations while developing new methods, recipes and processes with domain-specific templates and capabilities for process, formulation and analytical scientists. Once new operating procedures have been developed, these can be passed into a lock-down automated environment for right-first-time compliant execution by analysts, operators and engineers in QA/QC and manufacturing operations.
Accelrys electronic lab notebooks (“ELNs”) replace the paper notebooks traditionally used by scientists, providing a digital environment in which scientists can plan, execute, record, store, back-up and share their daily research activities. In combination with the Accelrys Enterprise Platform, Accelrys ELNs offer scientists the opportunity to streamline the processes associated with experiment planning, design, execution and analysis by standardizing on a single, multi-disciplinary notebook that incorporates Accelrys Pipeline Pilot’s analysis and reporting capabilities. The following Accelrys ELNs are continually being enhanced with new domain-specific capabilities for scientists engaged in discovery, process, analytical, formulations and biology functions.
The Accelrys Electronic Laboratory Notebook (formerly Symyx Notebook by Accelrys) is an enterprise ELN designed to be used across multiple scientific disciplines and is particularly suited for regulated environments. The Accelrys Electronic Lab Notebook efficiently manages the flow of information, tasks and materials among scientists, software and instruments within and between labs, improving personal productivity, collaboration and collective intelligence. When combined with the Accelrys Lab Execution System, the Accelrys Electronic Lab Notebook provides a unique and ideal environment for rapidly optimizing and validating methods and recipes in compliant quality operations.
Accelrys Notebook (formerly Contur ELN) and Accelrys Notebook Cloud (formerly iLabber Cloud) are flexible, multi-disciplinary, low-cost-of-ownership ELNs that improve information sharing/reuse, data protection, process documentation and overall productivity. Both ELNs provide a high degree of flexibility and fast time to productivity while still meeting the requirements of both small to mid-size companies and large global enterprises. Accelrys Notebook is an easy-to-use, easy-to-deploy on-premises installation, while Accelrys Notebook Cloud is a secure, zero-install, SaaS-based system hosted in a secure, compliant-ready environment.
Customers deploying Accelrys Electronic Lab Notebook, Accelrys Notebook or Accelrys Notebook Cloud see significant productivity gains resulting from improved use and sharing of research data across the enterprise. The ELNs also improve data and documentation quality while enhancing compliance with standard operating procedures.
Accelrys Lab Execution System (“Accelrys LES,” formerly VelQuest SmartLab) provides an electronic environment that removes paper processes and automates the interaction with methods, instruments and supplies that scientists and analysts use every day in regulated QA/QC environments. By automating procedure execution in compliant quality operations, Accelrys LES eliminates paper-based inefficiencies, increases resources to improve capacity, removes transcription and calculation errors that are common in paper notebooks and accelerates reporting/review cycles.
Accelrys Electronic Batch Records (“Accelrys EBR,” formerly VelQuest SmartBatch EBR) is an out-of-the-box procedure execution and electronic batch record software system that provides a low-cost-of-ownership, electronic environment for efficiently and compliantly documenting the execution of procedures and recipes. Accelrys EBR is designed for organizations that want improved batch record keeping and compliance without the large overhead of a complex manufacturing execution system.

Accelrys LIMS is an entirely new process and execution-centric approach to laboratory information management systems (“LIMS”) implementations that is fundamentally different from the sample-driven approach of traditional LIMS. This entirely new approach eliminates the complexities, excessive customization and associated lengthy validation requirements inherent with legacy LIMS, offering fast, “out-of-the-box” deployment with no custom coding, easy integration into existing software platforms and enterprise-wide data management capabilities. The result is faster deployment, substantially lower total cost of ownership and rapid time to value. Accelrys LIMS applications include commercial, off-the-shelf applications supporting environmental monitoring, inventory management, metrology and calibration management, sample and specification management, stability study management and work request management.
Accelrys Experiment Knowledge Base (Accelrys EKB) is a first-in-class research and development-focused laboratory informatics system that enables R&D organizations to more efficiently analyze, manage and mine knowledge from their experiments and data. Accelrys EKB represents a new approach to lab informatics in R&D that enables multiple users to view experiment data in ways specific to their needs, providing the “right tool” for the “right task.” Previously offered as a services-based solution, Accelrys EKB is now a commercial product that has proven to reduce research costs and accelerate product development in chemicals, bioprocessing, energy, catalysis, food & beverages, formulations and other applications.
Enterprise Quality Management
Accelrys’ acquisition of Qumas in December 2013 has extended our software portfolio with mission-critical, end-to-end content and process compliance solutions for highly regulated industries. Available as SaaS, private Cloud or on-premises deployments, these solutions scale to thousands of users and millions of documents, while supporting externalized collaboration with third parties and partner communities. Qumas provides an electronic document management application with related R&D submission and quality assurance documentation packages based on customer and industry requirements and best practices. Qumas’ business process management applications include corrective action/preventive action, audit, change control, deviation, complaint and other critical process packages offering pre-defined and pre-tested software configurations addressing common compliance challenges. These proven compliance and quality management solutions advance scientific innovation lifecycle management by reducing regulatory risks, lowering quality costs, improving compliance effectiveness and increasing operational efficiency in bringing new products to market.
Environmental Health and Safety
Accelrys’ acquisition of ChemSW in September 2013 has extended our software portfolio with a unique Environmental Health and Safety (EH&S) solution that tracks and manages chemical inventory, making it easier for companies to adhere to global, national, state and local regulatory and safety requirements. This EH&S compliance software advances scientific innovation lifecycle management by providing solutions for managing and tracking the source, use and disposal of chemicals along the entire lab-to-plant value chain.
The Accelrys CISPro Chemical Inventory System offers customers an automated inventory system for tracking and tracing chemicals including: monitoring and tracking location and quantity specifics; monitoring usage; generating reports and quickly assessing hazard information during an emergency. Offered as both an on-premises and a cloud-based solution, Accelrys CISPro makes current, real-time chemical safety and inventory data available on-demand, helping to drive safe chemical handling, storage and management.
Operations Intelligence
Effective Operations Intelligence requires flexible, real-time data access technology combined with extensive analytical and statistical tools to help customers capture, manage and analyze development and process data used in new product development and commercial manufacturing and quality operations. This comprehensive software offering enables organizations to understand not only what is happening in manufacturing but also why it is happening across the entire process (i.e., cause-and-effect analysis). This contrasts with most manufacturing software systems that only allow organizations to see what is happening in a portion of the process (i.e., descriptive analysis) without necessarily understanding why.
Accelrys Discoverant is a validatable Operations Intelligence application (previously Aegis Discoverant) that aggregates, contextualizes and analyzes manufacturing, quality and product development data, helping quality and manufacturing organizations gain visibility into their process data to improve overall process understanding. By integrating powerful ad hoc investigational analytics with a unique data modeling technology, the software provides real-time, on-demand data access, analysis and reporting of manufacturing and process development data on-demand by the end users, reducing supply chain costs by making manufacturing process outcomes more predictable.

Services
The value of our software is enhanced by robust service offerings including Accelrys Consulting, Accelrys Management Consulting, Accelrys Support and Accelrys Education, all of which provide a variety of options to our clients and create greater returns on their investments.
Accelrys Consulting focuses on the implementation, deployment, migration and integration of scientific solutions while also enhancing the value of Accelrys software products by extending out-of-the-box functionality to address clients’ specific business needs. Leveraging the Accelrys Enterprise Platform, the group delivers a range of solutions, from software wrappers that allow customers to run their own algorithms on the platform to enterprise-wide informatics systems that integrate customers' internal systems with software from many vendors, including Accelrys. The group specializes in deploying systems for use by customers in all domains, from early research to early product manufacturing.
Accelrys Management Consulting (previously Vialis Paperless Lab Solutions) further offers professional consulting services in business analysis, laboratory process excellence, multi-moment analysis, business case justification, vendor solution selection, integration consulting and solution support across the entire value and knowledge creation chain from research to production. Accelrys Management Consulting combines unparalleled lab-to-plant business consulting services with unique, multidisciplinary domain expertise enabling on-time/on-budget delivery of consistent processes throughout the customer’s organization.
Accelrys Support is engaged in resolving, tracking and escalating customer issues through a global customer support center, providing access to new product releases, technical notes, documentation addenda and other support which collectively empower customers to utilize our products more effectively. The group also provides telephone, e-mail, fax and Internet-based support services, assists with user group meetings and offers targeted contract services involving application of our technology and scientific expertise to meet particular research needs of customers. Technical newsletters and bulletins are sent to customers to keep them informed and to help them with resource allocation and scheduling. We believe that customer service, support and training are essential to the successful adoption and utilization of our products.
Accelrys Education offers training conducted by staff that is knowledgeable in both the theory and application of Accelrys products. Our tailored e-learning, on-site and web-based training services ensure that clients can quickly install our products and become expert users of our solutions.
Customers
Our customer base consists of companies that differentiate themselves from the competition on the basis of scientific innovation. These customers include commercial, governmental and academic organizations including many of the world's largest pharmaceutical, biotechnology, energy, chemicals, food and beverage and consumer packaged goods companies. No single customer accounted for more than 10% of our revenue during any of the three most recently completed fiscal years.
Strategic and Academic Alliances
We have entered into a number of strategic alliances relating to product development, product distribution and joint marketing. We plan to continue to cultivate relationships with academic, governmental and commercial research organizations for purposes of identifying and licensing new technology to use in product development. In addition, we plan to maintain and expand our alliances focusing on the compatibility of our products with databases and database management systems, other computational chemistry and molecular simulation solutions and products in related markets such as imaging and clinical informatics. We also intend to continue to enter into integration and joint marketing arrangements with systems integrators and original equipment manufacturer partners.
Sales and Marketing
We market our products and services worldwide. During the year ended December 31, 2013, we generated 49%, 31% and 19% of our revenues from the U.S., Europe and the Asia/Pacific region, respectively. Please refer to Note 1 to our consolidated financial statements included elsewhere in this Report for a breakdown of revenues and long-lived assets by geographic region. Our continuing reliance on sales in international markets exposes us to risks attendant to foreign sales, as described more fully in Item 1A of this Report.
We sell our products and services through our direct sales force, telesales and, in some markets, arrangements with distributors. Our direct sales representatives focus on a defined list of customers or cover an assigned geographic territory. These direct sales representatives typically work closely with our pre-sales scientists to demonstrate our products and their applicability to various research and development efforts. Our telesales effort is directed at smaller commercial accounts and academic institutions. Our distributor relationships primarily exist in the Asia/Pacific region, specifically in Japan, China and Korea, and complement our direct sales force in those markets.
In support of our sales activities, we participate in industry trade shows, publish our own newsletter, advertise in industry publications and via Internet search engines, publish articles in industrial and scientific publications, conduct direct e-mail campaigns, sponsor industry conferences and seminars and maintain a website that contains information about us and our product and service offerings.
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
Product Development
Development of our software is focused on expanding product lines, designing enhancements to our core technology and integrating existing and new products into our principal software architecture and platform technology. We intend to offer regular updates to our products and to continue to look for opportunities to expand our existing product offerings.
We develop most of our products internally and, during the years ended December 31, 2013, 2012 and 2011, we incurred product development expenses of $37.5 million, $38.8 million and $34.0 million, respectively. We have also licensed products or have otherwise acquired products, or portions of our products, from the open source community, as well as corporate, governmental and academic institutions. These arrangements sometimes involve joint development efforts and frequently require the payment of royalties by us. The development and royalty obligations, scope of distribution rights, duration and other terms of these arrangements vary depending on the product, the market, resource requirements, the other parties with which we contract and other factors. We intend to continue to license or otherwise acquire technology or products from third parties.
Competitors
We believe our Accelrys Enterprise Platform and our approach to managing the innovation lifecycle is unique, and that the market for the platform is at an early stage, with limited established competition from commercial software vendors. We also believe that industry trends such as externalization and increased cost and regulatory pressures will continue to drive organizations to optimize their lab-to-commercialization value chains and to seek ways to better innovate. The competition for our enterprise platform includes our customers’ own proprietary software, open source software such as Knime and workflow and data-pipeline applications of smaller commercial software vendors such as IDBS.
The markets for our informatics software products and our modeling and simulation products for the pharmaceutical and biotechnology industries are mature and intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our competitors offer a variety of products and services to address this market. We believe that the principal competitive factors in this market are product quality, flexibility, ease-of-use, scientific validation and performance, functionality and features, open architecture, quality of support and service, reputation and price. Competition currently comes from open-source software, our customers' internal tools and the following commercial software vendors (listed by product type and competitors that supply such products): other software packages for analysis of chemical and biological data (IDBS); desktop and web-based software applications (Perkin Elmer/CambridgeSoft and Tripos) including chemical drawing applications (Perkin Elmer/CambridgeSoft); molecular modeling and analytical data simulation applications (Chemical Computing Group, OpenEye, Schrödinger and Tripos); and database management systems and information technology (IDBS).
Our ELN and Accelrys LES solutions face competition from commercial software vendors in two primary areas: enterprise-wide deployments of ELN or LIMS (Perkin Elmer/CambridgeSoft, IDBS, LabWare, LabVantage, Waters); and smaller, department-focused initiatives (Perkin Elmer/CambridgeSoft, IDBS and Recentris).
The market for our modeling and simulation offerings aimed at the energy, chemicals, aerospace and consumer packaged goods industries is in its early stages with limited and fragmented competition from established software vendors. The industries that these offerings target generally rely on data from experiments rather than utilizing computer-aided design modeling and simulation software to obtain such data. Our limited competition from commercial software vendors in these industries currently comes from smaller competitors such as Gaussian Inc., Materials Design Inc., Schrödinger Atomistix and Scienomics.
Backlog of Committed Revenue
As of December 31, 2013, our backlog was approximately $171.5 million, compared with $153.7 million as of December 31, 2012. We expect to recognize approximately $135.6 million of our December 31, 2013 backlog during fiscal 2014. Our backlog consists of contractual commitments from our customers for products to be shipped, research, consulting and maintenance services to be provided, and license and content revenue to be recognized. Because of the occasional customer-driven changes in delivery schedules or cancellation of orders without significant penalty, we do not believe our backlog, as of any particular date, is necessarily indicative of actual revenue for any future period.
Intellectual Property and Other Proprietary Rights
We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also have been issued numerous patents in the U.S. and abroad, covering a wide range of our technology. We believe that factors such as the technological and creative skills of our personnel, new product development, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technological leadership position. There can be no assurance that our means of protecting our proprietary rights in the U.S. or abroad will be adequate. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Further, there can be no assurance that our patents will offer any protection or that they will not be challenged, invalidated or circumvented.
Employees
As of December 31, 2013, we had 735 full-time employees. None of our employees are covered by collective bargaining agreements. Substantially all of our employees, other than certain of our executive officers and employees with customary employment arrangements within Europe and Asia, are at will employees, which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her at any time. We offer industry competitive wages and benefits and are committed to maintaining a workplace environment that promotes employee productivity and satisfaction. We believe our relations with our employees are good.
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
Risks Relating to the Pending Transactions
The announcement and pendency of the Merger Agreement and the transactions contemplated thereby, including the Offer and the Merger (collectively, the “Transactions”), could adversely affect our business, financial results and operations.
As a result of the execution of the Merger Agreement with DSAC and Purchaser, and irrespective of whether or not the Transactions are completed, the uncertainty of the Transactions could cause disruptions in our business, including, but not limited to, the following:

•
New or existing customers may prefer to enter into agreements with our competitors who have not expressed an intention to sell their business because customers may perceive that such new relationships are likely to be more stable. As a result of our execution of the Merger Agreement and the announcement of the Transactions, other third parties may be unwilling to enter into material agreements with us;

•
Current and prospective employees of the Company may experience uncertainty about their future roles with the Company, which might adversely affect our ability to retain or attract key management and other employees; and

•	The attention of our management may be diverted from the operation of the businesses toward the completion of the Transactions.
The occurrence of any of these events individually or in combination could adversely affect our business, financial results and operations.
There is no assurance that the Transactions will be completed.
We cannot assure you that the Transactions will be consummated in the expected time frame or at all. The consummation of the Transactions is subject to the satisfaction or waiver of a number of conditions which have not yet been satisfied as of this date, including, with respect to the Offer, the tendering by the Company’s stockholders of over 50% of the outstanding shares of the Company’s common stock, calculated on a fully diluted basis. No assurance can be given that the remaining conditions to Transactions will be satisfied. In addition, DSAC may terminate the Merger Agreement in circumstances including if events, changes or developments occur that have a material adverse effect on our business as defined in the Merger Agreement.
    If the Transactions, or similar transactions, are not completed, the share price of our common stock may change, insofar as and to the extent that the current market price of our common stock reflects an assumption that the Transactions, or a similar transaction, will be completed. We also will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit. In addition, if the Transactions are not consummated, we may not be able to develop and implement a strategy for the future growth and development of the Company’s business that would generate a return similar to or better than the return which would be generated by the Transactions.
The Merger Agreement imposes restrictions on our ability to operate the Company, which may delay or prevent us from undertaking business opportunities that may be beneficial to the Company, pending completion of the Transactions.
The Merger Agreement contains restrictions on our ability to operate the Company prior to the consummation of the Transactions. These restrictions could harm us by, among other things, prohibiting, limiting or restricting our ability to take advantage of mergers, acquisitions and other corporate opportunities or to take certain actions that management may deem to be necessary or desirable to operate or grow the Company or to increase its profitability.
We are not permitted to terminate the Merger Agreement except in limited circumstances, and we may be required to pay a substantial termination fee to DSAC if the Merger Agreement is terminated.

We may only terminate the Merger Agreement in limited circumstances. If the Merger Agreement is terminated in certain circumstances for specified reasons, we will be obligated to pay a termination fee of $25.0 million.
Lawsuits have been filed against Accelrys, the members of our board of directors, DSAC, Purchaser and, in one case, Dassault Systèmes SA challenging the proposed Transactions, and an adverse judgment in such lawsuits, or any similar lawsuit, may prevent the Transactions from being consummated or from being consummated within the expected timeframe, and may result in costs to Accelrys.
As described in greater detail elsewhere in this Report, Accelrys, the members of our board of directors, DSAC, Purchaser and, in one case, Dassault Systèmes SA are named as defendants in two putative class action lawsuits filed in the Court of Chancery of the State of Delaware by purported stockholders of Accelrys, on behalf of the stockholders of Accelrys, challenging the proposed Transactions, and seeking, among other things, (i) preliminary and permanent injunctive relief enjoining the defendants from consummating the Transactions pursuant to the terms of the Merger Agreement, (ii) injunctive relief enjoining the Merger Agreement as invalid and unenforceable, or in the alternative, amending or enjoining the deal protection provisions of the Merger Agreement as necessary to ensure a full and fair sales process for the benefit of the plaintiffs, and unless or until the defendants disclose all material information to the Accelrys stockholders, (iii) damages, (iv) imposition of a constructive trust in favor of the plaintiffs with respect to any benefits improperly received by the defendants as a result of their alleged wrongdoing and (v) recovery of attorneys' fees and other fees and costs. One of the conditions to the completion of the Transactions is that no preliminary or permanent injunction or other order prohibiting or otherwise preventing the consummation of the Transactions shall have been issued by any governmental entity of competent jurisdiction in the U.S., Germany or Austria. Consequently, if any of the plaintiffs in the above referenced lawsuits, or in any other subsequently filed similar lawsuit, is successful in obtaining an injunction prohibiting the parties from completing the Transactions on the agreed-upon terms, the injunction may prevent the completion of the Transactions in the expected timeframe, or at all.
    Accelrys has obligations under certain circumstances to hold harmless and indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Accelrys’ bylaws and certificate of incorporation. Such obligations may apply to the lawsuit. Accelrys and the Accelrys Board believe the respective allegations against them in the complaints are wholly without merit, and intend to vigorously defend against those allegations. However, there can be no assurance that the defendants will be successful in their defense. An unfavorable outcome in any lawsuit related to the Transactions could prevent or delay the consummation of the Transactions, result in substantial costs to Accelrys or both.
Certain Risks Related to Our Marketplace and Environment
Our revenue from the sale of computer aided design modeling and simulation software to the life science discovery research marketplace, which has historically constituted a significant portion of our overall revenue, has been declining over the past several years and may continue to decline in future years. Historically we have derived a significant portion of our revenue from the sale of computer aided design modeling and simulation software to the discovery research departments in pharmaceutical and biotechnology companies. Based on recurring analyses of incoming orders typically conducted by our sales and marketing departments, we estimate that orders for our computer aided design modeling and simulation software for the life science industry declined approximately 18% between fiscal 2008 and 2009, approximately 16% between fiscal 2009 and 2010, and approximately 21% during the nine months ended December 31, 2010. Although revenues remained relatively constant for fiscal, 2011, 2012, and 2013, in the future we may experience a decline in revenues. While there is not a linear correlation between product orders and resulting revenue, we believe that our estimates of decreased product orders ultimately reflect a decline in revenue attributable to sales of our computer aided design modeling and simulation software products. We believe this decline is due to several factors, including industry consolidation, a general reduction in the level of discovery research activity by our customers, increased competition, including competition from open source software, and reductions in profit and related information technology spending by our customers. If such declines continue and we do not increase the revenue we derive from our other product and service offerings, our business could be adversely impacted.
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
We are subject to pricing pressures in some of the markets we serve. The market for computer aided design modeling and simulation products for the life science industry is intensely competitive, which has led to significant pricing pressure and declines in average selling price over the past several years. Based on recurring analyses of incoming orders typically conducted by our sales and marketing departments, we estimate that the average sales price of our computer aided design modeling and simulation products for the life science industry declined approximately 10% between fiscal 2008 and 2009 and approximately 14% between fiscal 2009 and 2010. Although the average price remained relatively constant for fiscal 2011, 2012 and 2013, we may experience a decline in the future. While there is not a linear correlation between our product pricing and competition in the marketplace, we believe that our estimates of decreased prices ultimately reflect increased competition that has led and may continue to lead to pricing pressure with respect to sales of these products. In response to such increased competition and general adverse economic conditions in this market, we may be required to further modify our pricing practices. Changes in our pricing model could adversely affect our revenue and earnings.
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
Our operations may be interrupted by the occurrence of a natural disaster or other catastrophic event at our primary facilities. Our research and development operations and administrative functions are primarily conducted at our facilities in San Diego, California, San Ramon, California, Bend, Oregon, Milford, Massachusetts, Lafayette, Colorado, Durham, North Carolina, Cambridge, United Kingdom and Cork, Ireland. We also conduct sales and customer support activities at our facilities in Santa Clara, California, Bedminster, New Jersey, Burlington, Massachusetts, Paris, France, Basel, Switzerland, Cologne, Germany, Stockholm, Sweden Bangalore, India and Tokyo, Japan. Although we have contingency plans in effect for natural disasters or other catastrophic events, the occurrence of such events could still disrupt our operations. For example, our San Diego, San Ramon, and Tokyo facilities are located in areas that are particularly susceptible to earthquakes. Any natural disaster or catastrophic event in our facilities or the areas in which they are located could have a significant negative impact on our operations.
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
We are subject to risks associated with the operation of a global business. We derive a significant portion of our total revenue from our operations in international markets. During the years ended December 31, 2013, 2012 and 2011, 51%, 51% and 53% respectively, of our total revenue was derived from our international operations. Our global business may be affected by local economic conditions, including inflation, recession and currency exchange rate fluctuations. In addition, political and economic changes throughout the world may interfere with our or our customers' activities in particular locations and result in a material adverse effect on our business, financial condition and operating results. We anticipate that revenue from operations in international markets will continue to account for a significant percentage of future revenue. The following table depicts our region-specific revenue as a percentage of total revenue for the periods referenced:

	For the Years Ended
Region	December 31, 2013	December 31, 2012	December 31, 2011
U.S.	49%	49%	47%
Europe	31%	28%	29%
Asia-Pacific	19%	23%	24%
Other potential risks inherent in our international business include:

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	currency exchange rate fluctuations;

•	import and export license requirements;

•	tariffs and other barriers;

•	political unrest, terrorism and economic instability;

•	disruption of our operations due to local labor conditions;

•	limited intellectual property protection;

•	difficulties in collecting trade receivables;

•	difficulties in managing distributors or representatives;

•	difficulties in managing an organization spread over various countries;

•	difficulties in staffing foreign subsidiary or joint venture operations; and

•	potentially adverse tax consequences.

Our success depends, in part, on our ability to anticipate and address these risks. There can be no assurance that we will do so effectively, or that these or other factors relating to our international operations will not adversely affect our business or operating results.
In order to improve our financial position, we have implemented reduction-in-force plans, which could negatively impact our business. As a result of the Symyx Merger, we implemented a reduction-in-force of approximately 15% of the combined employee workforce after the Symyx Merger. In addition, in July 2013, we implemented a reduction-in-force of approximately 12% of our employee workforce. We do not believe that these reductions have had a material adverse effect on our operations or our ability to generate revenue to date. However, while we believe we have sufficient staff to operate our business, we do not have duplicative or redundant resources in many of our functions or operations. As a result, there can be no assurance that further attrition will not impact our ability to operate our business, or adversely impact our revenues.
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
Recent acquisitions and potential future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources. Since July 2010, we have acquired seven companies: Symyx, Contur, VelQuest, Aegis, Vialis, ChemSW and Qumas. We continually evaluate opportunities to acquire new businesses as part of our ongoing strategy and we may in the future acquire additional businesses that we believe could complement or expand our business or increase our customer base. We do not know if we will be able to complete any future acquisitions, or whether we will be able to successfully integrate any acquired businesses, operate them profitably or retain their key employees. Integrating the operations of acquired businesses successfully or otherwise realizing any of the anticipated benefits of any acquisitions, including anticipated cost savings and additional revenue opportunities, involves a number of potential challenges. The failure to meet these integration challenges could seriously harm our financial condition and results of operations. Realizing the benefits of our acquisitions or any future acquisitions depends in part on the integration of operations and personnel. These integration activities are complex, expensive and time-consuming and we may encounter unexpected difficulties or incur unexpected costs, including:

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

Adverse resolution of litigation and other legal proceedings may harm our operating results or financial position. We are a party to lawsuits and other legal proceedings, most of which occur in the normal course of our business. Litigation and other legal proceedings can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular legal proceeding could have a material adverse effect on our business, operating results, financial position, and in some cases, on our reputation or our ability to obtain projects from customers, including governmental entities. See Item 1. Legal Proceedings and Note 15 of the notes to consolidated financial statements for more information regarding legal proceedings in which we are involved.
Certain Risks Related To Our Financial Performance
We have a history of losses and our future profitability is uncertain. We generated net losses for the year ended December 31, 2012, the nine months ended December 31, 2010, and the years ended March 31, 2007 and 2006. Although we generated net income for the years ended December 31, 2013, December 31, 2011, March 31, 2010, 2009 and 2008, we may experience future net losses which may limit our ability to fund our operations and we may not generate income from operations in the future. Our future profitability depends upon many factors, including several that are beyond our control. These factors include without limitation:

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
If we are unable to license software to, or collect receivables from, our customers, our operating results may be adversely affected. While the majority of our current customers are well-established, large companies and universities, we also provide products and services to smaller companies. Our financial success depends upon the creditworthiness and ultimate collection of amounts due from our customers, including our smaller customers with fewer financial resources. While we have not experienced significant customer defaults during 2011, 2012 and 2013 fiscal years, if we are not able to collect from our customers, we may be required to write-off significant accounts receivable and recognize bad debt expenses which could materially and adversely affect our operating results.
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
We may be required to indemnify Pharmacopeia Drug Discovery, Inc. (“PDD”), or may not be able to collect on indemnification rights from PDD. On April 30, 2004, we spun-off our drug discovery subsidiary, PDD, into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. As part of the spin-off, we agreed to indemnify the indebtedness, liabilities and obligations of PDD. One such obligation includes a guarantee by us to the landlord of PDD’s obligations under certain facility leases, with respect to which PDD will indemnify us should we be required to make any payment under the guarantee. These indemnification obligations could be as significant as the remaining future minimum lease payments, which totaled approximately $6.2 million as of December 31, 2013. PDD’s ability to satisfy any such indemnification obligations (including, without limitation, PDD’s commitment to indemnify us in the event of our payment under our guarantee of its leases) will depend upon PDD’s future financial strength. We cannot assure you that, if PDD becomes obligated to indemnify us for any substantial obligations, PDD will have the ability to do so. There also can be no assurance that we will be able to satisfy any indemnification obligations to PDD. Any failure by PDD to satisfy its obligations and any required payment by us could have a material adverse effect on our business.
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
As institutions hold the majority of our common stock in large blocks, substantial sales by these stockholders could depress the market price for our shares. As of February 24, 2014, the top ten institutional holders of our common stock held approximately 61% of our outstanding common stock. As a result, if one or more of these major stockholders were to sell all or a portion of their holdings, or if the market were to perceive that such sale or sales may occur, the market price of our common stock may fall significantly.
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
Anti-takeover provisions under the DGCL and provisions in our certificate of incorporation and bylaws may make the accomplishment of mergers or the assumption of control by a principal stockholder more difficult, thereby making the removal of management more difficult. Certain provisions of the DGCL may delay or deter attempts to secure control of our company without the consent of our management. Also, our governing documents provide for a staggered board of directors, which will make it more difficult for a potential acquirer to gain control of our board of directors. These provisions of our governing documents and those of Delaware law could have the effect of delaying, deferring or preventing a change of control, including without limitation a proxy contest, making the acquisition of a substantial block of our common stock more difficult. The provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. Further, the existence of these anti-takeover measures may cause potential bidders to look elsewhere, rather than initiating acquisition discussions with us.
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

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
The following is a summary of our principal business locations:

Location	Principal activities	Lease Ends	Square Feet
U.S.
San Diego, California,	Corporate headquarters, sales, customer support, marketing, product development and administration	2023	61,430
San Ramon, California	Product development, customer support, sales, marketing and administration	2016	64,409*
Bend, Oregon	Customer support, product development and marketing	2014	7,292
Bedminster, New Jersey	Customer support	2015	7,855
Jersey City, New Jersey	Sales	2016	3,250
Burlington, Massachusetts	Sales	2016	4,830
Milford, Massachusetts	Customer support, product development, sales and marketing	2019	19,556
Lafayette, Colorado	Customer support, product development and sales	2014	8,309
Durham, North Carolina	Product development, sales and marketing	2018	4,015

Europe
Cambridge, U.K.	Sales, customer support, marketing, product development and administration (EMEA Headquarters)	2022	24,451
Cork, Ireland	Sales, customer support, marketing, product development and administration (Qumas)	2014	7,500
Paris, France	Sales	2015	2,486
Liestal, Switzerland	Sales, customer support	2014	8,148
Cologne, Germany	Sales, customer support	2014	2,325
Stockholm, Sweden	Customer support	2014	3,014
Asia
Tokyo, Japan	Sales, customer support and administration (APAC Headquarters)	2014	9,001
Bangalore, India	Sales	2014	2,500
*15,734 square feet are sublet and 20,492 square feet are restructured.
We believe our existing properties are in good condition and are adequate to meet our current and reasonably foreseeable future requirements.

Item 3.	Legal Proceedings

Borealis Settlement
In July 2012, Symyx and Symyx Solutions, Inc. (collectively, the “Symyx Parties” ), each a wholly owned subsidiary we acquired in 2010, received a request for arbitration from Borealis AG ( “Borealis” ), a customer of the Symyx Parties, and on October 5, 2012, Borealis served us with its Statement of Case in connection with the arbitration, which is pending before the London Court of International Arbitration. The dispute related to certain software and professional services arrangements that Borealis claimed were not completed by the Symyx Parties pursuant to the terms of the underlying agreements during periods prior to our acquisition of the Symyx Parties.
On December 20, 2013, we entered into a settlement agreement (the “Settlement Agreement”) with Borealis in connection with the arbitration. Pursuant to the Settlement Agreement, (i) each party agreed to release all Claims (as defined in the Settlement Agreement) against the other party, in each case without any admission of liability to the other, (ii) the Symyx Parties agreed to make a one-time settlement payment, net of any tax withholding, to Borealis of $16.0 million (the “Settlement Payment”), and (iii) the parties agreed to take all actions necessary to obtain dismissal of the arbitration. We had previously accrued a reserve of approximately $10 million and received insurance proceeds relating to the Settlement Payment for approximately the same amount thereby resulting in a total net out of pocket payment by us of $5.9 million related to the Settlement Payment. Accordingly, we reversed any excess accrual upon receipt of insurance proceeds in the fourth quarter of 2013. All amounts incurred in connection with these matters have been recorded in the “Business consolidation, restructuring and headquarter-relocation costs” line in the accompanying consolidated statements of operations.
Transaction Litigation
On February 6, 2014, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware on behalf of our stockholders challenging the proposed Transactions. The lawsuit names us, the members of our board of directors, DSAC and Purchaser as defendants. The complaint generally alleges, among other things, that the members of our board of directors breached their fiduciary duties to our stockholders in connection with the Transactions by undertaking a flawed process that failed to maximize stockholder value, and that DSAC and Purchaser aided and abetted the alleged breach of fiduciary duties. The complaint seeks, among other things, (i) preliminary and permanent injunctive relief enjoining the defendants from consummating the Transactions pursuant to the terms of the Merger Agreement, (ii) damages and (iii) recovery of attorneys’ fees and other fees and costs. On February 24, 2014, the plaintiff in this lawsuit filed an amended complaint to include allegations that our officers and directors have interests in Transactions that conflict with the best interests of our stockholders and that our Solicitation/Recommendation Statement on Schedule 14D-9 (as may be amended and supplemented from time to time, the “Schedule 14D-9”), filed with the SEC on February 13, 2014, contains materially incomplete and misleading disclosures.
On February 21, 2014, a second putative class action lawsuit was filed in the Court of Chancery of the State of Delaware on behalf of our stockholders, challenging the proposed Transactions. The lawsuit names us, the members of our board of directors, Dassault Systèmes SA, DSAC and Purchaser as defendants. The complaint generally alleges, among other things, that the members of our board of directors breached their fiduciary duties to our stockholders in connection with the proposed Transactions by facilitating the acquisition of Accelrys for inadequate consideration and through a flawed sales process, agreeing to unfair deal protection devices that will preclude other bidders from making competing offers and misrepresenting and failing to disclose in the Schedule 14D-9 material information necessary for our stockholders to decide whether to tender their Accelrys common stock pursuant to the Offer or seek appraisal. The complaint further alleges that the other defendants aided and abetted the alleged breach of fiduciary duties. The complaint seeks, among other things, (i) injunctive relief enjoining the defendants from consummating the Transactions pursuant to the terms of the Merger Agreement, (ii) injunctive relief enjoining the Merger Agreement as invalid and unenforceable, or in the alternative, amending or enjoining the deal protection provisions of the Merger Agreement as necessary to ensure a full and fair sales process for the benefit of the plaintiffs, and unless or until the defendants disclose all material information to our stockholders, (iii) damages, (iv) imposition of a constructive trust in favor of the plaintiffs with respect to any benefits improperly received by the defendants as a result of their alleged wrongdoing and (v) recovery of attorneys’ fees and other fees and costs.
If the plaintiffs are successful in obtaining the injunctive relief sought, we may be unable to consummate the Transactions pursuant to the terms of the Merger Agreement in the expected timeframe, or at all. We, our board of directors, Dassault Systèmes SA, DSAC and Purchaser believe the respective allegations against them in the complaints are wholly without merit, and we each intend to vigorously defend against those allegations.

Other Claims and Legal Proceedings
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
Market for Common Stock
Our common stock trades on the NASDAQ Global Select Market under the symbol “ACCL”. The following table sets forth, for the periods indicated, the range of high and low sale prices per share of our common stock:

	High	Low
Year Ended December 31, 2013
First Quarter	$9.86	$9.19
Second Quarter	$9.91	$7.98
Third Quarter	$9.98	$8.38
Fourth Quarter	$9.86	$8.84
Year Ended December 31, 2012
First Quarter	$8.45	$6.43
Second Quarter	$8.31	$7.44
Third Quarter	$8.91	$7.59
Fourth Quarter	$9.59	$8.45
From the date of our initial public offering on December 5, 1995 until February 26, 2004, our stock traded under the symbol “PCOP”. Since February 27, 2004, our common stock has traded under the symbol “ACCL”.
Holders of Record
As of February 24, 2014 there were 303 holders of record of our common stock.
Dividends
No cash dividends have been paid on the common stock to date, nor do we anticipate paying dividends in the foreseeable future.
Equity Compensation Plan Information
The information required by Item 201(d) of Regulation S-K will be included in the definitive proxy statement for our 2012 annual meeting of stockholders or an amendment to this Report (either of the foregoing, a “Subsequent Filing”) to be filed with the SEC within 120 days after our fiscal period ended December 31, 2013 and is incorporated into this Report by reference.

Issuer Purchases of Equity Securities
The following table sets forth information concerning purchases of our common stock during the fourth quarter of the fiscal year ended December 31, 2013, which upon repurchase are classified as treasury shares available for general corporate purposes:

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
				(In thousands)
10/1/2013-10/31/2013	129,921	9.56	129,921	$2,472
11/1/2013-11/30/2013	122,700	9.36	122,700	$1,234
12/1/2013-12/31/2013	150,100	9.14	150,100	$—
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
The following graph compares the five-year cumulative total return through December 31, 2013 for our common stock, which is traded under the symbol “ACCL” on the NASDAQ Global Select Market, to a broad market index, namely the NASDAQ U.S. Composite Index (the “NASDAQ Index”) and an industry index, namely the NASDAQ Computer and Data Processing Services Index (the “Industry Index”). This graph assumes an investment of $100 was made in both our common stock and in each index on March 31, 2009 and further assumes that all dividends were reinvested. The stock price performance on the graph is not necessarily indicative of future stock price performance.

	Accelrys, Inc.	NASDAQ Index	Industry Index
March 31, 2009	100.00	100.00	100.00
March 31, 2010	154.77	156.86	158.86
December 31, 2010	208.54	175.67	179.52
December 31, 2011	168.84	176.60	173.99
December 31, 2012	227.39	208.93	198.22
December 31, 2013	239.70	291.01	285.43

Item 6.	Selected Consolidated Financial Data
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

The following selected consolidated financial data have been derived from our audited consolidated financial statements. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Report. The following table sets forth our selected consolidated financial data as of and for the years ended December 31, 2013, December 31, 2012 and 2011, the nine months ended December 31, 2010 and the years ended March 31, 2010 and 2009.

	For the Years Ended			For the Nine Months Ended	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	March 31, 2010

Consolidated Statements of Operations:
Revenue:
License and subscription revenue	$86,393	$89,440	$79,425	$51,003	$64,854
Maintenance on perpetual licenses	40,196	38,254	34,862	12,512	10,499
Content	9,864	12,485	16,838	6,592	—
Professional services and other	32,073	22,347	13,214	10,098	7,606
Total revenue	168,526	162,526	144,339	80,205	82,959
Cost of revenue:
Cost of revenue	44,791	41,695	36,065	23,528	14,136
Amortization of completed technology	9,576	8,843	8,393	4,887	844
Total cost of revenue	54,367	50,538	44,458	28,415	14,980
Gross profit	114,159	111,988	99,881	51,790	67,979
Operating expenses:
Product development	37,477	38,849	33,977	22,080	16,045
Sales and marketing	60,786	57,971	51,517	34,848	38,042
General and administrative	16,503	17,480	16,467	11,697	12,479
Business consolidation, transaction and headquarter-relocation costs (recoveries)	15,477	7,803	7,775	16,493	(86)
Note Receivable Impairment	1,663	—	—	—	—
Purchased intangible asset amortization	10,310	8,939	9,846	2,712	—
Total operating expenses	142,216	131,042	119,582	87,830	66,480
Operating loss	(28,057)	(19,054)	(19,701)	(36,040)	1,499

Net gain on sale of intellectual property	25,895	—	—	—	—
Net gain on sale of cost method investment	—	—	18,970	—	—
Royalty and other income, net	6,356	8,870	1,740	1,377	914
Income (loss) before income taxes	4,194	(10,184)	1,009	(34,663)	2,413
Income tax expense (benefit)	(1,496)	218	(756)	(14,055)	1,218
Net income (loss)	$5,690	$(10,402)	$1,765	$(20,608)	$1,195
Net income (loss) per share amounts:
Basic	$0.10	$(0.19)	$0.03	$(0.44)	$0.04
Diluted	$0.10	$(0.19)	$0.03	$(0.44)	$0.04

Weighted average shares used to compute net income (loss) per share:
Basic	55,686	55,696	55,489	46,446	27,504
Diluted	57,061	55,696	56,037	46,446	27,760

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	March 31, 2010
Consolidated Balance Sheet Data:
Cash, cash equivalents, marketable securities and restricted cash	$66,903	$115,646	$143,624	$141,052	$93,082
Promissory note receivable	7,393	34,796	34,720	—	—
Total assets	392,566	405,842	407,886	363,282	171,205
Total deferred revenue	85,617	89,151	86,012	67,459	61,325
Deferred gain on sale of intellectual property	—	25,895	25,974	—	—
Noncurrent liabilities(1)	26,351	10,098	10,634	11,331	6,953
Accumulated deficit	(247,597)	(238,240)	(198,208)	(199,973)	(179,365)
Total stockholders’ equity	248,459	242,821	248,684	247,646	86,104

(1)	Noncurrent liabilities primarily consist of long-term, lease-related liabilities and accrued income tax and excludes deferred revenue amounts included in total deferred revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
On January 11, 2013, we completed the Vialis acquisition, whereby Vialis became our wholly owned subsidiary. Vialis’ operating results are included in our consolidated financial statements and results of operations beginning January 11, 2013.
On September 3, 2013, we completed the ChemSW Acquisition, whereby ChemSW became our wholly owned subsidiary. ChemSW’s operating results are included in our consolidated financial statements and results of operations beginning September 3, 2013.
On December 9, 2013, we completed the Qumas Acquisition, whereby Qumas became our wholly owned subsidiary. Qumas’ operating results are included in our consolidated financial statements and results of operations beginning December 9, 2013.

Recent Developments

On January 30, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dassault Systemes Americas Corp., a Delaware corporation (“ DSAC”) and a wholly owned indirect subsidiary of Dassault Systèmes SA, a French corporation with limited liability, and 3DS Acquisition Corp., a Delaware corporation and wholly owned subsidiary of DSAC (“Purchaser”). Pursuant to the terms of the Merger Agreement, on February 13, 2014, Purchaser commenced a tender offer (the “Offer”) to purchase all of the outstanding shares of our common stock at a price per share of $12.50, net to the seller in cash, without interest (such amount, as it may be adjusted from time to time on the terms and subject to the conditions set forth in the Merger Agreement the “Offer Price”), and subject to any required withholding of taxes. The initial expiration date of the Offer is 12:00 midnight, New York City time, on March 13, 2014 (which is the end of the day on March 13, 2014), subject to extension in certain circumstances as required or permitted by the Merger Agreement.
The consummation of the Offer is subject to customary closing conditions, including, among other things, (i) the valid tender of shares of our common stock representing at least a majority of the total outstanding shares of our common stock, calculated on a fully diluted basis, (ii) the expiration or termination of waiting periods and the obtaining of all applicable consents or approvals required under applicable antitrust, competition and trade regulation laws of Germany and Austria and (iii) the conclusion or termination of review by The Committee on Foreign Investment in the United States.
Upon completion of the Offer, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Purchaser will be merged with and into Accelrys, Inc. and Accelrys, Inc. will survive as a wholly owned subsidiary of DSAC (the “Merger”). The Merger Agreement provides that the Merger will be governed by Section 251(h) of the Delaware General Corporation Law (the “DGCL”) and will be effected as soon as practicable following the consummation of the Offer without a vote of our stockholders pursuant to Section 251(h) of the DGCL.
Upon completion of the Merger, each outstanding share of our common stock (other than shares owned by Accelrys, Inc., DSAC or Purchaser or their subsidiaries and shares owned by holders who have validly exercised their appraisal rights under the DGCL) will be canceled and converted into the right to receive an amount in cash equal to the Offer Price, payable to the holder thereof on the terms and subject to the conditions set forth in the Merger Agreement. In addition, upon completion of the Merger, (i) each outstanding option to purchase our common stock, whether vested or unvested, will be canceled, with the holder thereof becoming entitled to receive an amount in cash equal to (a) the excess, if any, of (1) the Offer Price minus (2) the exercise price per share of common stock subject to such option, multiplied by (b) the number of shares of common stock subject to such option, and (ii) each outstanding RSU will be canceled, with the holder thereof becoming entitled to receive an amount in cash equal to the product of (a) the number of shares of our common stock subject to such RSU and (b) the Offer Price.
The Merger Agreement contains customary representations, warranties and covenants, including, among other things, covenants regarding the operation of our business prior to the completion of the Merger and covenants obligating us to use reasonable best efforts to obtain required regulatory approvals. The Merger Agreement also contains customary “no solicitation” provisions restricting our ability to solicit or participate in discussions regarding any third-party proposals relating to alternative transactions, subject to certain exceptions to permit our board of directors to comply with its fiduciary duties, including in connection with our receipt of an unsolicited written proposal relating to an alternative transaction that our board of directors determines is or would reasonably be expected to result in a superior proposal.
The Merger Agreement also includes customary termination provisions in favor of both us and DSAC, and provides that in connection with the termination of the Merger Agreement under certain circumstances, we must pay DSAC a termination fee of $25,000,000, including due to termination of the Merger Agreement by us to accept a superior proposal.
Our Business
As the leading provider of scientific innovation lifecycle management software, we develop and commercialize informatics software products and services for industries and organizations that rely on scientific innovation to differentiate themselves in the marketplace, with a particular emphasis on pharmaceutical, biotechnology, energy, chemicals, food and beverage and consumer packaged goods companies. The Accelrys Enterprise Platform provides a broad, flexible science-based foundation optimized to integrate the diversity of science, experimental processes and information requirements across the research, development, process scale-up and manufacturing phases of product development. Our software applications for Modeling and Simulation, Research Informatics, Laboratory Informatics, Enterprise Quality Management, Environmental Health & Safety and Operations Intelligence enable innovators to access, organize, analyze and share data in unprecedented ways, ultimately enhancing innovation, improving productivity, reducing compliance risk, lowering costs, enhancing sustainability and accelerating products from lab to market. Additionally, our software manages and connects scientific innovation processes and information with other lifecycle systems including Enterprise Resource Planning (ERP) and Product Lifecycle Management (PLM) systems.
Our acquisitions over the past two years have been critical initiatives in increasing the breadth and depth of our product portfolio by extending our offerings beyond research and into development and manufacturing with a view to covering the end-to-end product lifecycle.
The Aegis Acquisition expanded our portfolio into downstream operations with new solutions supporting Operations Intelligence in enterprise manufacturing. In addition, the Vialis Acquisition has added system integration capabilities that have strengthened our position in the Laboratory Informatics market with added capabilities in the downstream analytical development, quality control and quality assurance and manufacturing areas. The ChemSW Acquisition has enabled us to provide solutions for managing and tracking the source, use and disposal of chemicals along the entire lab-to-plant value chain. The Qumas Acquisition has further extended our informatics portfolio with the addition of proven, mission-critical, end-to-end document and process management compliance solutions.
The acquisition of the web-based HEOS drug research information management and collaboration system brought us a cloud-based offering that enables more efficient and streamlined drug delivery collaborations, particularly with organizations leveraging contract research organizations and other groups for externalized R&D projects. The HEOS system has recently been incorporated into ScienceCloud by Accelrys, a new information management and collaboration workspace in the cloud that advances collaborative drug discovery with a new generation of integrated, SaaS-based applications and social communication capabilities to enhance collaborative drug discovery.
Collectively, our products and services are intended to optimize our customers' lab-to-commercialization value chains, from early research through development to manufacturing. Our software is used by scientists, biologists, chemists, engineers and information technology professionals to design, execute and manage experiments in-silico or in the lab and to aggregate, mine, manage, analyze and interactively report on the data resulting from those experiments. Our solutions enable effective scale-up of development processes, automate the transition from development to manufacturing, manage quality control and quality assurance operations and monitor process and product quality, thereby reducing compliance risk. The ability to integrate and access data from diverse data sources and to make that information accessible throughout the scientific innovation value chain enables our customers to reduce costs and enhance productivity in developing products that meet quality and compliance standards.
Our customers include leaders from a variety of industries, including pharmaceutical, biotechnology, energy, chemicals, food and beverage and consumer packaged goods companies, as well as government and academic entities. We market our software products and services worldwide, principally through our direct sales force, augmented by the use of third-party distributors. We are headquartered in San Diego, California and were incorporated in Delaware in 1993.
Description of Our Markets and Business
Our customers rely on science to innovate in their products and processes, differentiating themselves through scientific innovation. As a result, innovation in the discovery, development and manufacturing of new products; compliance with applicable regulations; rapid, cost-effective commercialization of products; and the ability to protect the intellectual property are all crucial to our customers' success. Therefore, our customers invest considerable resources in technologies like those of Accelrys that help them to effectively design, plan and execute experiments in a repeatable process and in compliance with regulations; leverage the vast amounts of information stored in both corporate databases and public data sources to optimize their processes and accelerate innovation; model, predict and analyze potential outcomes; improve product and process understanding throughout development lifecycles; and access comprehensive, integrated and cross-referenced databases and reference works.
The pharmaceutical and biotechnology industries are a very important part of our business. Our products have been widely adopted within the research functions of businesses in these industries and are gaining increased traction in the development, QA/QC and manufacturing functions of such businesses. However, these markets present challenges due to industry consolidation, market maturity, patent expirations, reduced discovery research activity, increased competition, including competition from open source software, and outsourcing of research to other entities. The other industries we serve, including energy, chemicals, food and beverage, and consumer packaged goods, are earlier in the adoption curve for such scientific software products but are increasingly investigating their value, which we view as both a challenge and an opportunity.

Business Strategy
Research and development organizations face several challenges that impact their ability to comply with applicable regulations, protect their intellectual property and rapidly and cost-effectively bring products to market. Scientific data is often found in disparate databases and research, development and manufacturing processes are disconnected, manually intensive, inefficient and repetitive. These challenges have made it difficult for organizations to manage the innovation lifecycle to bring novel products to market faster, more efficiently and more sustainably with reduced compliance risk.
Our strategy is to partner with customers to optimize their scientific innovation lifecycle management from discovery through commercialization. Consequently, we are extending beyond our historically strong presence in research downstream to offer customers an integrated portfolio of software and services addressing the entire product lifecycle. This means moving into new domains, including biology; and expanding our presence outside of the pharmaceutical and biotech industries into other key industries such as energy, chemicals, food and beverage and consumer packaged goods companies. We do this by addressing the core challenges faced by R&D and quality organizations, offering them an open enterprise-scale scientific software platform and a broad portfolio of software applications leveraging our deep domain expertise in chemistry, biology and the materials sciences. We believe the combination of the Accelrys Enterprise Platform with its Component Collections and associated set of applications and services including the Accelrys Pipeline Pilot authoring application and software capabilities in Modeling and Simulation, Research Informatics, Laboratory Informatics, Enterprise Quality Management, Environmental Health & Safety and Operations help optimize the scientific innovation lifecycles of our customers. Additionally, our software manages and connects scientific processes and information with other lifecycle systems, including Enterprise Resource Planning (ERP) and Product Lifecycle Management (PLM) systems.
The new products and domain expertise we have gained as a result of our acquisitions over the past two years, including QUMAS, ChemSW, Vialis and Aegis, provide greater value to the development, QA/QC and manufacturing functions of our customer organizations. Our plan is to continue to integrate and augment these offerings to further enhance the value of the products and expertise we acquired and our overall product portfolio. The combined Qumas and Accelrys product portfolios provide the industry’s only complete solution supporting quality and regulatory compliance across the product lifecycle, from product ideation through R&D to quality, manufacturing and supply chain. The integration of ChemSW’s inventory management software into Accelrys' robust enterprise platform enables our combined customer base to comply with challenging global, national and local environmental health & safety regulations. The Aegis Acquisition further expands our downstream footprint with Accelrys Discoverant, the industry-leading Operations Intelligence software solution.
Our strategy also includes offering professional services to tailor the Accelrys Enterprise Platform to our customers’ individual business needs, thereby increasing the utility and value of the Accelrys Enterprise Platform. Because the Accelrys Enterprise Platform is the underlying operating infrastructure for many products in our broad portfolio, and integration with the applications obtained as part of our acquisition strategy continues to be a development priority, we expect the use of these products to expand as the use of the platform grows, thus further increasing our sales and value to customers. The Vialis Acquisition adds new services capabilities to our portfolio and further strengthens our position in the Laboratory Informatics software market.
The Accelrys Enterprise Platform is an open, scientifically aware platform. We partner with third-party organizations and academic institutions that develop scientific software and services, and we enable and encourage these companies to develop applications that operate on our platform, further extending its utility and value to customers.
We also focus on industries in markets where scientific innovation is a key differentiator and where our depth of experience from research to manufacturing and our proven enterprise solutions are highly valued. With over 225 Ph.D. scientists within our global workforce, we are deeply invested in science. As we increase our presence in science-driven markets within the pharmaceutical, biotechnology, energy, chemicals, food and beverage and consumer packaged goods sectors, we believe our ability to attract additional customers will increase.
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
Software Licenses. We license software on a term and perpetual basis. When sold perpetually, our standard perpetual software licensing arrangements generally include twelve months of bundled PCS, while our standard term-based software licensing arrangements typically include PCS for the full duration of the term license. In limited cases, multi-year term licenses (generally ranging from two to three years) are sold in conjunction with twelve months of maintenance. In relation to arrangements including products for which we have established vendor-specific objective evidence (“VSOE”) of selling price of the related undelivered elements, we recognize the software licensing revenue upon delivery, after any required re-allocation, assuming all other revenue recognition criteria have been satisfied. For the majority of the license revenues we sell we have concluded that we do not have VSOE. For the products where VSOE of selling price does not exist, the entire fee for perpetual and term-based licenses are generally recognized ratably over the contractual term of the bundled PCS. In addition, certain provisions, such as mandatory PCS or product remix rights that do not qualify as exchange accounting, preclude upfront recognition of the software license revenue. In such cases, the arrangements are considered in substance subscriptions and all contractual fees are recognized over the contractually stated PCS period.
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
Hosting Services. We are an application service provider (“ASP”), meaning we provide hosting services that give customers access to software that resides on our servers. The ASP model typically includes an up-front fee and a monthly commitment from the customer that commences upon completion of the implementation through the remainder of the customer life. The up-front fee is the initial setup fee, or the implementation fee. The monthly commitment includes, but is not limited to, a fixed monthly fee or a transactional fee based on system usage that exceeds monthly minimums. We do not view the signing of the contract or the provision of initial setup services as discrete earnings events that have stand-alone value. Revenue is typically deferred until the date the customer commences use of our services, at which point the up-front fees are recognized ratably over the life of the customer arrangement.
Multi-Element Arrangements. For multi-element arrangements that include software licenses, PCS, and non-essential installation and implementation services, the entire fee for such arrangements is recognized as revenue ratably over the term of the PCS or delivery of the services, whichever is longer. For multi-element arrangements that also include services that are essential to the operation of the software, the fee for such arrangements is generally deferred until the services essential to the operation of the software have been performed, at which point the entire fee for such arrangements is recognized as revenue ratably over the remaining term of the PCS or the delivery of the non-essential services, whichever is longer. For financial statement presentation purposes, we allocate the arrangement fee to the software-related elements and the non-software-related elements based upon the relative standard list price of the products and/or services that comprise each element, which is our best estimate of selling price.
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
Goodwill and Purchased Intangible Assets
Our goodwill resulted from acquisitions in fiscal years 1999 through 2013. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate that their value may no longer be recoverable. In accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC Topic 350”), we review our goodwill and indefinite-lived intangible asset for impairment at least annually in our fiscal fourth quarter and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of our reporting unit and/or our indefinite-lived intangible asset below their respective carrying values. Examples of such events or circumstances include: a significant adverse change in legal factors or in the business climate, a significant decline in our stock price, a significant decline in our projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of a reporting unit.
Our goodwill is considered to be impaired if we determine that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by ASC Topic 350 and ASC Topic 280, Segment Reporting, (“ASC Topic 280”) management has determined that our company operates in one segment and consists of one reporting unit given the similarities in economic characteristics between our operations and the common nature of our products, services and customers. Because we have only one reporting unit, and because we are publicly traded, we determine the fair value of the reporting unit based on our market capitalization as we believe this represents the best evidence of fair value. In the fourth quarter of fiscal 2013, we completed our annual goodwill impairment test as of December 31, 2013 and concluded that our goodwill was not impaired. Our conclusion that goodwill was not impaired was based on a comparison of our net assets as of December 31, 2013 to our market capitalization.
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

Our indefinite-lived intangible asset is considered to be impaired if we determine that the carrying value of the asset exceeds its estimated fair value. In the quarter ended December 31, 2013 we completed our annual indefinite-lived intangible asset impairment test as of December 31, 2013 and concluded that our indefinite-lived intangible asset was not impaired. We estimated the fair value of our indefinite-lived intangible asset utilizing a discounted cash flow analysis which considers the estimated future customer orders for our scientific informatics platform product line and the associated direct and incremental selling, marketing and development costs. Key assumptions included in the discounted cash flow analysis include projections of future customer order growth for our scientific informatics platform product line and developing an appropriate discount rate.
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
Long-Term Investments and Promissory Notes Receivable
Our long-term investments consist of equity investments in privately held companies. We determine the accounting method used to account for investments in equity securities of other business entities in which we do not have a controlling interest primarily based on our ownership of each such business entity and whether we have the ability to exercise significant influence over the strategic, operating, investing and financing activities of each such business entity. As we do not have a controlling interest or have the ability to exercise significant influence over the companies in which we invest, we account for such investments using the cost method of accounting. We evaluate our investments for impairment in the quarter ended December 31 or whenever there are any events or circumstances that are likely to have a significant adverse effect on the fair value of the investment. In our impairment assessment we consider current factors, including economic environment, market conditions and operational performance, and other specific factors relating to the business underlying the investment. If the fair value of the investment is less than its carrying value we recognize an impairment loss equal to the difference between an investment’s carrying value and its fair value.
As a result of indicators of potential impairment identified in the fourth quarter of 2013, we performed an impairment assessment of our cost-method investment in Freeslate Inc. (“Freeslate”), a privately held company headquartered in Sunnyvale, California that designs, develops and deploys integrated workflows for research and development labs, and based on such assessment we determined that the Freeslate cost-method investment is not impaired. This determination was based upon a discounted cash flow model based upon future operating performance estimates, adjusted for the lack of marketability of the investment. As part of our assessment we performed a sensitivity analysis on our assumptions, primarily around the risk adjusted estimated future cash flows and the discount rate assumptions. Our sensitivity analysis includes several combinations of reasonably possible scenarios with regard to these assumptions and in no scenario was an impairment identified.
Promissory notes receivable are recorded at stated principal amount net of any discount or premium and allowance for uncollectibility. The related discounts or premiums are accreted or amortized over the life of the related note receivable and recorded in the "Royalty and other income" line in our consolidated statement of operations. Promissory notes receivable are not measured at fair value on a recurring basis, but are reviewed for possible impairment in the quarter ended December 31, 2013 or whenever events or changes in circumstances indicate that the carrying amount of the notes receivable may not be fully recoverable. In our evaluation of possible impairment, we determine the expected cash flow for the notes receivable based on the financial performance of the note holder, including consideration of estimated proceeds from the disposition of any collateral, and calculate an estimate of the potential loss and the probability of loss. For notes receivable where a loss is probable, we record a specific reserve.
As a result of indicators of impairment identified in the fourth quarter of 2013, we evaluated the recoverability of our Freeslate note receivable based on a discounted cash flow model and as a result of this analysis we established a reserve of $1.7 million through an impairment charge on the note receivable which is included in the consolidated statement of operations for the year ended December 31, 2013. In performing our impairment assessment, we utilized a discounted cash flow model considering the risk adjusted future financial performance of Freeslate and their ability to obtain operating capital over the remaining current contractual note term of 6.25 years and a discount rate of 11.0%. We performed a sensitivity analysis on our assumptions, primarily around the risk adjusted estimated future cash flows and the discount rate assumptions. Our sensitivity analysis includes several combinations of reasonably possible scenarios with regard to these assumptions. If we do not adjust the cash flows for the potential risk that expected cash flows will not materialize, the fair value of the note and related interest receivable is approximately $9.7 million and as such would not be considered impaired. While we believe that our analysis provides a reasonable basis on which to evaluate the recovery of our note receivable, other facts or circumstances may arise that could impact the impairment assessment including inherent estimates and assumptions used and while we believe that our analysis provides a reasonable basis on which to evaluate the recovery of our investment, other facts or circumstances may arise that could impact the impairment assessment and therefore our analysis should not be used as a sole predictor of impairment.
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
We assess the recoverability of our deferred tax assets on an ongoing basis. In making this assessment we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgment. We do not recognize current and future tax benefits until it is more likely than not that our tax positions will be sustained. In general, any realization of our net deferred tax assets will reduce our effective rate in future periods. However, the realization of deferred tax assets that are related to NOLs that were generated by tax deductions resulting from the exercise of non-qualified stock options will be a direct increase to stockholders’ equity.
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

Results of Operations
The following table sets forth the consolidated statements of operations data for the periods presented (amounts in thousands, except per share data). Financial information for the years ended December 31, 2013, 2012 and 2011, respectively, was derived from audited financial statements.

	For the Years Ended
Consolidated Statements of Operations:	December 31, 2013	December 31, 2012	December 31, 2011
Revenue:
License and subscription revenue	$86,393	$89,440	$79,425
Maintenance on perpetual licenses	40,196	38,254	34,862
Content	9,864	12,485	16,838
Professional services and other	32,073	22,347	13,214
Total revenue	168,526	162,526	144,339
Cost of revenue:
Cost of revenue	44,791	41,695	36,065
Amortization of completed technology	9,576	8,843	8,393
Total cost of revenue	54,367	50,538	44,458
Gross profit	114,159	111,988	99,881
Operating expenses:
Product development	37,477	38,849	33,977
Sales and marketing	60,786	57,971	51,517
General and administrative	16,503	17,480	16,467
Business consolidation, transaction and headquarter-relocation costs	15,477	7,803	7,775
Note Receivable Impairment	1,663	—	—
Purchased intangible asset amortization	10,310	8,939	9,846
Total operating expenses	142,216	131,042	119,582
Operating loss	(28,057)	(19,054)	(19,701)
Net gain on sale of intellectual property	25,895	—	—
Net gain on sale of cost method investment	—	—	18,970
Royalty and other income, net	6,356	8,870	1,740
Income (loss) before income taxes	4,194	(10,184)	1,009
Income tax expense (benefit)	(1,496)	218	(756)
Net income (loss)	$5,690	$(10,402)	$1,765

Net income (loss) per share amounts:
Basic	$0.10	$(0.19)	$0.03
Diluted	$0.10	$(0.19)	$0.03
Weighted average shares used to compute net income (loss) per share:
Basic	55,686	55,696	55,489
Diluted	57,061	55,696	56,037

Comparison of the Years Ended December 31, 2013, 2012 and 2011

The following table summarizes our results of operations as a percentage of revenue for the respective periods:

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Revenue:
License and subscription revenue	51%	55%	55%
Maintenance on perpetual licenses	24%	24%	24%
Content	6%	8%	12%
Professional services and other	19%	14%	9%
Total revenue	100%	100%	100%
Cost of revenue:
Cost of revenue	27%	26%	25%
Amortization of completed technology	6%	5%	6%
Total cost of revenue	32%	31%	31%
Gross profit	68%	69%	69%
Operating expenses:			—
Product development	22%	24%	24%
Sales and marketing	36%	36%	36%
General and administrative	10%	11%	11%
Business consolidation, transaction and headquarter-relocation costs	9%	5%	5%
Note Receivable Impairment	1%	—%	—%
Purchased intangible asset amortization	6%	6%	7%
Total operating expenses	84%	81%	83%
Operating loss	(17)%	(12)%	(14)%
Net gain on sale of intellectual property	15%	—%	—%
Net gain on sale of cost method investment	—%	—%	13%
Royalty and other income, net	4%	5%	1%
Income (loss) before income taxes	2%	(6)%	1%
Income tax expense (benefit)	(1)%	—%	(1)%
Net income (loss)	3%	(6)%	1%

 Revenue

	For the Years Ended December 31
	2013	2012	2011	% Change 2013-2012	% Change 2012-2011
License and subscription revenue	$86,393	$89,440	$79,425	(3)%	13%
Maintenance on perpetual licenses	40,196	38,254	34,862	5%	10%
Content	9,864	12,485	16,838	(21)%	(26)%
Professional services and other	32,073	22,347	13,214	44%	69%
Total revenue	$168,526	$162,526	$144,339	4%	13%
Comparison of the Years Ended December 31, 2013 and 2012
Total revenue for the year ended December 31, 2013 increased to $168.5 million, or 4%, compared to the year ended December 31, 2012. The increase in total revenue during the year ended December 31, 2013 was attributable to incremental revenue from the Vialis Acquisition, the ChemSW Acquisition and the Qumas Acquisition, an increase in professional services revenue attributable to growth in services engagement orders, offset by the impact of a decrease in orders in fiscal 2013. Foreign currency also unfavorably impacted total revenue by approximately $7.2 million primarily from the Japanese Yen.
Total revenue generated in the U.S. accounted for $83.1 million, or 49% of revenue for the year ended December 31, 2013, as compared to $79.6 million, or 49% of revenue, for the year ended December 31, 2012. International revenue accounted for $85.4 million, or 51% of revenue, for the year ended December 31, 2013, as compared to $82.9 million, or 51% of revenue, for the year ended December 31, 2012.
License and Subscription Revenue. License and subscription revenue for year ended December 31, 2013 decreased to $86.4 million, or 3%, compared to the year ended December 31, 2012. The decrease in license and subscription revenue during the year ended December 31, 2013 was primarily attributable to a decrease in orders in fiscal 2013 combined with unfavorable foreign currency impact primarily in Japan, partially offset by increase in revenue from the Contur Acquisition and incremental revenue from the Qumas acquisition.
Maintenance on Perpetual Licenses. Maintenance on perpetual licenses for the year ended December 31, 2013 increased to $40.2 million, or 5%, compared to the year ended December 31, 2012. The increase in revenue from maintenance on perpetual licenses during the year ended December 31, 2013 was primarily related to incremental revenue from the Aegis Acquisition and the Contur Acquisition, offset by the impact of a decrease in orders in fiscal 2013 and unfavorable foreign currency impact primarily in Japan.
Content. Content revenue for the year ended December 31, 2013 decreased to $9.9 million, or 21%, compared to the year ended December 31, 2012. The decrease in content revenue during the year ended December 31, 2013 was attributable to the previously announced phase-out of certain content product lines.
Professional Services and Other. Professional services and other revenue for the year ended December 31, 2013 increased to $32.1 million, or 44%, compared to the year ended December 31, 2012. The increase in revenue from professional services and other during the year ended December 31, 2013 was primarily attributable to growth in services engagement orders.
Comparison of the Years Ended December 31, 2012 and 2011
Total revenue for the year ended December 31, 2012 increased to $162.5 million, or 13%, compared to the year ended December 31, 2011. The increase in total revenue during the year ended December 31, 2012 was attributable to a decrease in the impact of acquisition-related valuation adjustments on revenue recognition related to the Symyx Merger, combined with incremental revenue from the VelQuest Acquisition and the Contur Acquisition
Total revenue generated in the U.S. accounted for $79.6 million, or 49% of revenue for the year ended December 31, 2012, as compared to $67.8 million, or 47% of revenue, for the year ended December 31, 2011. International revenue accounted for $82.9 million, or 51% of revenue, for the year ended December 31, 2013, as compared to $76.6 million, or 53% of revenue, for the year ended December 31, 2011.

License and Subscription Revenue. License and subscription revenue for year ended December 31, 2012 increased to $89.4 million, or 13%, compared to the year ended December 31, 2011. The increase in license and subscription revenue during the year ended December 31, 2012 was primarily attributable to additional revenue resulting from the Contur Acquisition and the VelQuest Acquisition, combined with an incremental increase as a result of a decrease in revenue impacted by acquisition-related valuation adjustments related to the Symyx Merger.
Maintenance on Perpetual Licenses. Maintenance on perpetual licenses for the year ended December 31, 2012 increased to $38.3 million, or 10%, compared to the year ended December 31, 2011. The increase in revenue from maintenance on perpetual licenses during the year ended December 31, 2012 was primarily attributable to incremental revenue from the VelQuest Acquisition, combined with an incremental increase as a result of a decrease in revenue impacted by acquisition-related valuation adjustments related to the Symyx Merger.
Content. Content revenue for the year ended December 31, 2012 decreased to $12.5 million, or 26%, compared to the year ended December 31, 2011. The decrease in content revenue during the year ended December 31, 2012 was attributable to the previously announced phase-out of certain content product lines.
Professional Services and Other. Professional services and other revenue for the year ended December 31, 2012 increased to $22.3 million, or 69% , compared to the year ended December 31, 2011. The increase in revenue from professional services and other revenue during the year ended December 31, 2012 was primarily attributable to an increase in revenue from solution consulting and contract research engagements.
Total Cost of Revenue

	For the Years Ended December 31
	2013	2012	2011	% Change 2013-2012	% Change 2012-2011
Cost of revenue	44,791	41,695	36,065	7%	16%
Amortization of completed technology	9,576	8,843	8,393	8%	5%

Comparison of the Years Ended December 31, 2013 and 2012
Cost of Revenue. Cost of revenue for the year ended December 31, 2013 increased to $44.8 million, or 7% , compared to the year ended December 31, 2012. The increase in cost of revenue during the year ended December 31, 2013 was primarily attributable to an increase in personnel and related expenses in our services department of approximately $2.6 million from higher headcount associated with the Vialis Acquisition, the ChemSW Acquisition and the Qumas Acquisition, consulting and professional fees of approximately $1.0 million, overhead expense of approximately $0.5 million, software and distribution costs of $0.1 million and distributor commissions of approximately $0.6 million, partially offset by a an increase in capitalized labor costs of $1.8 million associated with the growth in professional services engagements.
Amortization of Completed Technology. Amortization of completed technology for the year ended December 31, 2013 increased to $9.6 million, or 8% , as compared to the year ended December 31, 2012. The increase in amortization of completed technology during both periods was attributable to an increase in intangible assets acquired in the Acquisitions.
Comparison of the Years Ended December 31, 2012 and 2011
Cost of Revenue. Cost of revenue for the year ended December 31, 2012 increased to $41.7 million, or 16% , compared to the year ended December 31, 2011. The increase in cost of revenue during the year ended December 31, 2012 was primarily attributable to increases in personnel and related expenses in our services department of approximately $4.2 million from higher headcount, consulting and professional fees of approximately $0.9 million, overhead expense of approximately $0.4 and capitalized labor costs of $0.6 million, partially offset by a decrease in software and content royalties of approximately $0.4 million and a decrease in distributor commissions of approximately $0.1 million.
Amortization of Completed Technology. Amortization of completed technology for the year ended December 31, 2012 increased to $8.8 million, or 5%, as compared to the year ended December 31, 2011. The increase in amortization of completed technology during the year ended December 31, 2012 was attributable primarily to $1.8 million increase in amortization related to the VelQuest Acquisition, the Aegis Acquisition and the Contur Acquisition, offset by a decrease in amortization of approximately $1.4 million related to the intangibles acquired in the Symyx Merger.

Operating Expenses

	For the Years Ended December 31
	2013	2012	2011	% Change 2013-2012	% Change 2012-2011
Product development	37,477	38,849	33,977	(4)%	14%
Sales and marketing	60,786	57,971	51,517	5%	13%
General and administrative	16,503	17,480	16,467	(6)%	6%
Business consolidation, restructuring and headquarter-relocation costs	15,477	7,803	7,775	98%	—%
Purchased intangible asset amortization	10,310	8,939	9,846	15%	(9)%

Comparison of the Years Ended December 31, 2013 and 2012
Product Development Expenses. Product development expenses for the year ended December 31, 2013 decreased to $37.5 million, or by 4%, as compared to the year ended December 31, 2012. The decrease in product development expenses during the year ended December 31, 2013 was primarily attributable to a decrease in personnel and related expenses of approximately $1.4 million as a result of the July 2013 Restructuring Plan, partially offset by the impact of higher headcount resulting primarily from the ChemSW Acquisition and the Qumas Acquisition, a decrease in overhead expense of approximately $0.4 million, partially offset by an increase in professional fees of approximately $0.4 million.
Sales and Marketing Expenses. Sales and marketing expenses for the year ended December 31, 2013 increased to $60.8 million, or by 5%, as compared to the year ended December 31, 2012. The increase in sales and marketing expenses during the year ended December 31, 2013 was primarily attributable to an increase in personnel and related expenses of approximately $1.5 million as a result of higher headcount resulting primarily from the Vialis Acquisition, the ChemSW Acquisition and the Qumas Acquisition, an increase in professional fees of $0.5 million and an increase in overhead expense of approximately $0.8 million.
General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2013 decreased to $16.5 million, or by 6%, as compared to the year ended December 31, 2012. The decrease in general and administrative expenses during the year ended December 31, 2013 was primarily attributable to a decrease in personnel and related expenses as a result of the July 2013 Restructuring Plan and a decrease in incentive compensation.
Business Consolidation, Restructuring and Headquarter-Relocation Costs. Business consolidation, restructuring and headquarter-relocation costs for the year ended December 31, 2013 increased to $15.5 million. On July 26, 2013, we committed to a plan (the "July 2013 Restructuring Plan") for the restructuring of approximately 80 employees primarily in the U.S., or about 12% of our total workforce. Approximately 40 positions are expected to be filled in the future in different capacities or locations to rebalance the skillset of our employee base as part of this realignment. In connection with this plan, we expect to incur total charges of approximately $2.4 million through the second quarter of fiscal 2014 consisting of severance, retention and relocation costs.
As part of the July 2013 Restructuring Plan, we also committed to exit a portion of our facility in San Ramon, California by April 1, 2014. We are contractually obligated under this operating lease through 2015. In connection with the exit of the facility, we anticipate incurring facility closure costs between $1.2 million and $1.5 million through April 1, 2014. The restructuring of the facility involves three phases. During the fourth quarter of fiscal 2013, we reached the cease-use date for the first phase of the restructuring and expect to reach a cease-use date for the remaining two phased of the facility restructuring in the first quarter of fiscal 2014.
The increase in business consolidation, restructuring and headquarter-relocation costs for the year ended December 31, 2013 was primarily attributable to an increase in personnel and overhead related costs of $6.7 million related to employees who were notified that their employment with us was being terminated as a result of our restructuring activities including severance and normal compensation costs during transition periods from notification to termination, an increase in acquisition-related contingent compensation primarily due to the Vialis Acquisition and the ChemSW Acquisition of $1.8 million, an increase in costs associated with our headquarter relocation in July 2013 of approximately $2.0 million and a decrease in legal, litigation settlement and other professional costs attributable to the Acquisitions of $2.7 million primarily attributable to insurance proceeds we received related to the Borealis litigation settlement discussed in Note 15 of the notes to consolidated financial statements. Our headquarter relocation costs include additional rent expense during the transition to the new facility of $0.9 million.
Note Receivable Impairment. As a result of indicators of impairment identified in the fourth quarter of 2013, we evaluated the recoverability of the Freeslate note receivable based on a discounted cash flow model and as a result of this analysis we established a reserve of $1.7 million through an impairment charge on the note receivable which is included in the consolidated statement of operations for the year ended December 31, 2013. Refer to Note 6 Fair Value for further discussion regarding the assumptions used in our impairment analysis.
Purchased Intangible Asset Amortization. Purchased intangible asset amortization for the year ended December 31, 2013 increased to $10.3 million, or 15%, as compared to the same period last year. The increase in purchased intangible asset amortization during both periods was attributable to an increase in intangible assets acquired in the Acquisitions and relates to the amortization of backlog, customer relationship and trademark intangible assets acquired in the Acquisitions.
Comparison of the Years Ended December 31, 2012 and 2011
Product Development Expenses. Product development expenses for the year ended December 31, 2012 increased to $38.8 million, or by 14%, as compared to the year ended December 31, 2011. The increase in product development expenses during the year ended December 31, 2012 was primarily attributable to an increase in personnel and related expenses of approximately $4.6 million as a result of higher headcount and an increase in professional fees of approximately $0.4 million, partially offset by a decrease in overhead expense of approximately $0.1 million.
Sales and Marketing Expenses. Sales and marketing expenses for the year ended December 31, 2012 increased to $58.0 million, or by 13%, as compared to the year ended December 31, 2011. The increase in sales and marketing expenses for the year ended December 31, 2012 was primarily attributable to an increase in personnel-related expenses of approximately $6.0 million and an increase in professional fees of approximately $0.8 million, partially offset by a decrease in overhead expense of approximately $0.4 million.
General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2012 increased to $17.5 million, or by 6%, as compared to the year ended December 31, 2011. The increase in general and administrative expenses during the year ended December 31, 2012 was primarily attributable to an increase in personnel-related expenses of $1.3 million, partially offset by a decrease in overhead expense of approximately $0.3 million.
Business Consolidation, Restructuring and Headquarter-Relocation Costs. Business consolidation, restructuring and headquarter-relocation costs for the year ended December 31, 2012 increased to $7.8 million and consisted primarily of business consolidation costs related to recent acquisitions, including accounting, legal, litigation and costs incurred to integrate acquired companies, including consultant and employee-related costs incurred during integration and transition periods. We have classified all transaction and integration-related costs to business consolidation costs, transaction and restructuring costs, which for the year ended December 31, 2012 includes $1.0 million of acquisition-related contingent compensation and professional services, legal, litigation and other costs of $7.1 million directly related to our acquisitions and integrating them into our company, partially offset by a write-off of lease-related obligations of $0.4 million.
Purchased Intangible Asset Amortization. Purchased intangible asset amortization for the year ended December 31, 2012 decreased to $8.9 million, or 9%, as compared to the same period last year. The decrease in purchased intangible asset amortization during the year ended December 31, 2012 was attributable primarily to $1.2 million increase in amortization related to the VelQuest Acquisition, the Aegis Acquisition and the Contur Acquisition, offset by a decrease in amortization of approximately $2.1 million related to the intangibles acquired in the Symyx Merger.
Royalty and Other Income, net

	For the Years Ended December 31
	2013	2012	2011	% Change 2013-2012	% Change 2012-2011
Royalty and other income, net	6,356	8,870	1,740	(28)%	410%

Royalty and other income, net for the year ended December 31, 2013 decreased to $6.4 million, or 28%, as compared to the year ended December 31, 2012. Royalty and other income, net for the year ended December 31, 2012 increased to $8.9 million as compared to the year ended December 31, 2011.

Significant components of royalty and other income, net for the year ended December 31, 2013 included net royalty income of $6.0 million, interest income of $1.6 million and amortization of the discount on promissory notes receivable of $0.8 million, partially offset by foreign currency exchange loss of $0.5 million and amortization of purchased intangible assets of $1.6 million.
Significant components of royalty and other income, net for the year ended December 31, 2012 included net royalty revenue of $5.4 million, interest income of $2.3 million, amortization of the discount on promissory notes receivable of $0.9 million and net gain on the sale of real estate of $2.7 million, partially offset by a foreign currency exchange loss of $0.6 million, amortization of purchased intangible assets of $1.7 million and $0.3 million net loss from rental activities primarily related to the write-off of certain lease-related assets.
Significant components of royalty and other income, net for the year ended December 31, 2011 included royalty revenue of $6.8 million, interest income of $1.5 million, amortization of the discount on promissory notes receivable of $0.2 million, and a foreign currency exchange gain of $0.5 million, partially offset by a $4.3 million write-off of intangible assets in connection with the sale of intellectual property and related deferred gain on sale as described in detail in Note 5 to the consolidated financial statements included elsewhere in this Report, royalty expense of $0.6 million and amortization of purchased intangible assets of $2.4 million
Gain on Sale of Intellectual Property
Pursuant to the terms of the agreement between Symyx and Intermolecular, Inc. (“IM”), dated July 28, 2011 (the “IM Agreement”), we sold to IM certain patents relating to Symyx’s legacy high-throughput research business in consideration for a secured promissory note receivable in a principal amount equal to $27.3 million due in November 2013 (the “IM Note”). In connection with the sale of the intellectual property we wrote off intangible assets sold to IM with a net book value of $4.3 million in the fourth quarter of fiscal 2011 and, based on our assessment of the relevant revenue recognition guidance and other factors, we deferred recognition of the portion of the net gain equal to the fair value of the IM Note of $26.0 million. On May 31, 2013, IM paid off the IM Note in full pursuant the penalty-free pre-payment option. As a result, we recognized a $25.9 million gain on sale of intellectual property in the second quarter of fiscal 2013.
Net Gain on Sale of Cost Method Investment
Pursuant to the terms of the IM Agreement, we sold our equity interest in IM in their November 18, 2011 initial public offering (the “IPO”). Upon consummation of the IPO, we received proceeds of approximately $37.3 million, net of transaction and consulting costs and commissions of $2.4 million. The carrying value of our investment in IM prior to the IPO was $18.3 million. As a result, during the fourth quarter of fiscal 2011, we recognized a net gain of approximately $19.0 million on the sale of our equity investment in IM.
Income Tax Expense

	For the Years Ended December 31
	2013	2012	2011	% Change 2013-2012	% Change 2012-2011
Income Tax Expense (Benefit)	(1,496)	218	(756)	(786)%	(129)%

Comparison of the Years Ended December 31, 2013 and 2012
Income tax expense consists of provision for income taxes for federal and state income taxes in the U.S. and in certain foreign tax jurisdictions. Income tax benefit for the year ended December 31, 2013 was $1.5 million as compared to income tax expense of $0.2 million for the year ended December 31, 2012. The decrease in income tax expense during the year ended December 31, 2013 was primarily attributable to the release of valuation allowance of $3.6 million related to the Aegis Acquisition, offset by the receipt of cash related to the IM note on May 31, 2013 and consequently, recognition of the related gain on sale of intellectual property, and the change in earnings mix around the world.
Comparison of the Years Ended December 31, 2012 and 2011
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

Liquidity and Capital Resources
We had cash, cash equivalents, marketable securities, and restricted cash of $66.9 million as of December 31, 2013, as compared to $115.6 million as of December 31, 2012, a decrease of $48.7 million. Of these amounts, $14.7 million and $16.1 million as of December 31, 2013 and December 31, 2012, respectively, were held by our foreign subsidiaries. If such funds are needed for our U.S. operations, the repatriation of cash balances from our foreign subsidiaries could result in the recognition and payment of U.S. income taxes. We generally invest our cash and cash equivalents in investment grade, highly liquid fixed income securities. Our marketable securities portfolio is denominated in U.S. dollars and consists of investment grade, highly liquid securities of various holdings including obligations of U.S. government sponsored enterprises, commercial paper, certificates of deposit, and corporate and municipal debt. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk.
The decrease in cash, cash equivalents, marketable securities and restricted cash during the year ended December 31, 2013 was primarily attributable to cash paid, net of cash acquired of $62.3 million from the Acquisitions completed in fiscal 2013, including $48.0 million of net cash paid for the Qumas Acquisition and $14.8 million of net cash paid for the ChemSW Acquisition offset by net cash acquired from the Vialis Acquisition of $0.5 million in 2013 as a result of an acquisition related deposit we made for the Vialis Acquisition in December 2012. The decrease in cash, cash equivalents, marketable securities and restricted cash during the year ended December 31, 2013 was also attributable to purchases of property and equipment of $11.5 million and repurchases of our common stock of $15.0 million, partially offset by cash from operations of $10.1 million, proceeds from the IM Note of $26.5 million and proceeds from the sale of common stock of $4.5 million, net of shares tendered for payment of withholding tax and $1.0 million of unfavorable effect of changes in exchange rates on cash and cash equivalents, primarily in Japan.
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	For the Years Ended
	December 31, 2013	December 31, 2012

Net cash provided by operating activities	$10,977	$18,265
Net cash provided by (used) in investing activities	(34,331)	(9,510)
Net cash used in financing activities	(10,808)	(5,355)
Net cash provided by operating activities was $11.0 million for the year ended December 31, 2013, as compared to $18.3 million for the year ended December 31, 2012. Cash provided by operating activities for the year ended December 31, 2013 was primarily attributable to net income of $5.7 million, net cash outflow from changes in operating assets and liabilities of $7.2 million and non-cash charges of $41.9 million. These items were offset by the $25.9 million of gain on sale of intellectual property resulting from the collection of the IM note in May 2013, the proceeds of which are included in cash provided by investing activities discussed below and the release of valuation allowance of $3.6 million related to the Aegis Acquisition. Cash provided by operating activities for the year ended December 31, 2012 was primarily attributable to net cash inflow from changes in operating assets and liabilities of $0.9 million and non-cash charges of $27.8 million, offset by net loss of $10.4 million.  The non-cash charges in both periods were primarily related to depreciation, amortization, stock-based compensation, contingent compensation expense, amortization of net premium on marketable securities and discount on promissory notes receivable, deferred taxes and other non-cash adjustments. The non-cash charges for the year ended December 31, 2013 also included note receivable impairment charge and a cease-use charge related to our restructuring activities.
Net cash used in investing activities was $34.3 million for the year ended December 31, 2013, as compared to net cash used in investing activities of $9.5 million for the year ended December 31, 2012. Significant components of cash flows from investing activities for the year ended December 31, 2013 included cash paid, net of cash acquired of $62.3 million from the Acquisitions completed in 2013, including $48.0 million of net cash paid for the Qumas Acquisition, and $14.8 million of net cash paid for the ChemSW Acquisition, offset by net cash acquired from the Vialis Acquisition of $0.5 million as a result of an acquisition related deposit we made for the Vialis Acquisition in December 2012. Other significant components of cash flows from investing activities for the year ended December 31, 2013 included proceeds from the IM Note of $26.5 million and proceeds from maturities of marketable securities of approximately $42.1 million, partially offset by purchases of marketable securities of approximately $32.4 million and net purchases of property and equipment of $11.5 million.
Significant components of cash flows from investing activities for the year ended December 31, 2012 included $35.2 million in cash paid for the acquisition of the HEOS platform and the Aegis Acquisition, $5.5 million paid for an acquisition-

related deposit in the Vialis Acquisition, net purchases of property and equipment of $6.3 million and purchases of marketable securities of approximately $51.0 million, partially offset by proceeds from maturities of marketable securities of approximately $80.6 million, net proceeds from the sale of real estate of $6.8 million and payments on promissory notes receivable of $0.8 million.
Net cash used in financing activities was $10.8 million for the year ended December 31, 2013, as compared to $5.4 million for the year ended December 31, 2012. Significant components of cash used in financing activities for the year ended December 31, 2013 included repurchases of our common stock of $15.0 million and payment of contingent consideration liabilities related to the Contur Acquisition of $0.25 million, partially offset by $4.5 million of proceeds from the issuance of common stock under our equity incentive plans, reduced by payments made to taxing authorities on behalf of our employees when tendering stock to us for settlement of minimum income tax liability upon vesting of restricted stock units (“RSUs”). Significant components of cash used in financing activities for the year ended December 31, 2012 included repurchases of our common stock of $11.3 million and payment of contingent consideration liabilities related to the Contur Acquisition of $0.25 million, partially offset by $6.2 million of proceeds from the issuance of common stock under our equity incentive plans, reduced by payments made to taxing authorities on behalf of our employees when tendering stock to us for settlement of minimum income tax liability upon vesting of RSUs.
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

Contractual Obligations
Our long-term contractual obligations as of December 31, 2013 are as follows (in thousands):

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Operating leases, net of subleases	$34,943	$5,872	$8,432	$6,403	$14,236
Minimum royalty payments(1)	$7,636	1,105	2,343	2,533	1,655
Total	$42,579	$6,977	$10,775	$8,936	$15,891

(1)	Includes indefinite-lived contractual minimum royalty payments due in the ten fiscal years following December 31, 2013.
We are obligated to pay royalties for licenses to enhance and market certain software used in connection with our product offerings. In addition to the contractual minimum royalties included in the table above, we have several royalty agreements that are long term or perpetual in nature with royalty obligations that are generally based on a percentage of revenues derived from certain software license sales and associated sales of PCS. The royalty agreements require quarterly payments and generally do not limit the maximum royalties owed. We incurred royalty related expenses of $5.3 million, $5.5 million and $5.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
On April 30, 2004, in connection with the spin-off of PDD, the landlords of our New Jersey facilities, which were used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords required us to guarantee the remaining lease obligations, which totaled approximately $6.2 million as of December 31, 2013 In accordance with ASC Topic 460, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair market value of the guarantee. Changes to the fair market value of the liability are recognized in stockholders’ equity. The liability for our guarantee of the lease obligation was $0.1 million and $0.2 million at December 31, 2013 and 2012, respectively.

Off-Balance Sheet Arrangements and Related Party Transactions
As of December 31, 2013 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
Common Stock Repurchases
Our Board of Directors from time to time approves common stock repurchase programs authorizing management to repurchase shares of our common stock in open market transactions in accordance with Rule 10b-18 of the Exchange Act. We repurchase shares primarily to offset dilution caused by ongoing stock issuances from existing equity compensation plans and to improve stockholders’ returns. Repurchased shares are recorded as treasury stock upon repurchase and are subsequently retired.
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
On December 13, 2012, we entered into a stock repurchase plan (the “2013 Repurchase Plan”) in accordance with Rule 10b5-1 of the Exchange Act. Pursuant to the Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we instructed our broker to purchase for our account up to $15.0 million worth of our common stock by December 31, 2013.
We have made cumulative repurchases of 4,255,153 shares, at a cost of approximately $36.3 million (including commissions), since we began our stock repurchase program in November 2010. All repurchased shares of common stock have been retired.
The following table provides a summary of the repurchase activity for the periods indicated under our stock repurchase program:

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands, except per share price)
Shares repurchased	1,651	1,373	877
Average purchase price	$9.12	$8.22	$7.98
Aggregate purchase price	$15,047	$11,290	$7,000

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Accelrys, Inc.
We have audited the accompanying consolidated balance sheets of Accelrys, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accelrys, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Accelrys, Inc.’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 7, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Diego, California
March 7, 2014

Accelrys, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31, 2013	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$37,628	$72,747
Restricted cash	—	3,227
Marketable securities	25,880	26,851
Trade receivables, net of allowance for doubtful accounts of $143 as of December 31, 2013 and December 31, 2012	45,510	47,196
Promissory note receivable	1,000	25,895
Prepaid expenses, deferred tax assets and other current assets	11,696	10,492
Total current assets	121,714	186,408
Marketable securities, net of current portion	2,879	12,548
Restricted cash, net of current portion	516	273
Property and equipment, net	18,449	10,888
Goodwill	158,507	123,670
Purchased intangible assets, net	68,671	53,223
Promissory notes receivable, net of current portion	6,393	8,901
Other assets	15,437	9,931
Total assets	$392,566	$405,842
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,481	$3,279
Accrued liabilities	16,117	19,760
Accrued compensation and benefits	12,078	14,514
Current portion of accrued restructuring charges	1,463	324
Deferred gain on sale of intellectual property	—	25,895
Current portion of deferred revenue	82,275	86,340
Total current liabilities	114,414	150,112
Deferred revenue, net of current portion	3,342	2,811
Accrued income tax	19,943	8,710
Accrued restructuring charges, net of current portion	359	367
Lease-related liabilities, net of current portion	6,049	1,021
Stockholders’ equity:
Preferred stock, $.0001 par value; 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000 shares authorized; 55,713 and 55,879 shares issued and outstanding at December 31 2013 and December 31, 2012, respectively	6	6
Additional paid-in capital	493,509	480,001
Lease guarantee	(147)	(210)
Accumulated deficit	(247,597)	(238,240)
Accumulated other comprehensive income	2,688	1,264
Total stockholders’ equity	248,459	242,821
Total liabilities and stockholders’ equity	$392,566	$405,842

See accompanying notes to these consolidated financial statements.

Accelrys, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Revenue:
License and subscription revenue	$86,393	$89,440	$79,425
Maintenance on perpetual licenses	40,196	38,254	34,862
Content	9,864	12,485	16,838
Professional services and other	32,073	22,347	13,214
Total revenue	168,526	162,526	144,339
Cost of revenue:
Cost of revenue	44,791	41,695	36,065
Amortization of completed technology	9,576	8,843	8,393
Total cost of revenue	54,367	50,538	44,458
Gross profit	114,159	111,988	99,881
Operating expenses:
Product development	37,477	38,849	33,977
Sales and marketing	60,786	57,971	51,517
General and administrative	16,503	17,480	16,467
Business consolidation, transaction and headquarter-relocation costs	15,477	7,803	7,775
Note Receivable Impairment	1,663	—	—
Purchased intangible asset amortization	10,310	8,939	9,846
Total operating expenses	142,216	131,042	119,582
Operating loss	(28,057)	(19,054)	(19,701)
Net gain on sale of intellectual property	25,895	—	—
Net gain on sale of cost method investment	—	—	18,970
Royalty and other income, net	6,356	8,870	1,740
Income (loss) before income taxes	4,194	(10,184)	1,009
Income tax expense (benefit)	(1,496)	218	(756)
Net income (loss)	$5,690	$(10,402)	$1,765

Net income (loss) per share amounts:
Basic	$0.10	$(0.19)	$0.03
Diluted	$0.10	$(0.19)	$0.03
Weighted average shares used to compute net income (loss) per share:
Basic	55,686	55,696	55,489
Diluted	57,061	55,696	56,037
See accompanying notes to these consolidated financial statements.

Accelrys, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011

Net income (loss)	$5,690	$(10,402)	$1,765
Other comprehensive income (loss):
Foreign currency translation adjustment	1,477	1,479	(1,726)
Unrealized gain (loss) on marketable securities, net of tax	(53)	(13)	118
Total other comprehensive income (loss)	1,424	1,466	(1,608)
Comprehensive income (loss)	$7,114	$(8,936)	$157
See accompanying notes to these consolidated financial statements.

Accelrys, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Lease Guarantee	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2010	56,733	$6	$457,883	$(336)	998	$(11,340)	$(199,973)	$1,406	$247,646
Net income	—	—	—	—	—	—	1,765	—	1,765
Other comprehensive loss	—	—	—	—	—	—	—	(1,608)	(1,608)
Change in value of lease guarantee	—	—	—	63	—	—	—	—	63
Stock-based compensation expense	—	—	5,572	—	—	—	—	—	5,572
Excess tax benefit from exercise of stock options	—	—	169	—	—	—	—	—	169
Repurchase of common stock	—	—	—	—	877	(7,000)	—	—	(7,000)
Issuance of common stock upon exercise of stock options and under employee stock purchase plan, net of shares tendered	855	—	2,077	—	—	—	—	—	2,077
Balance at December 31, 2011	57,588	$6	$465,701	$(273)	1,875	$(18,340)	$(198,208)	$(202)	$248,684
Net loss	—	—	—	—	—	—	(10,402)	—	(10,402)
Other comprehensive income	—	—	—	—	—	—	—	1,466	1,466
Change in value of lease guarantee	—	—	—	63	—	—	—	—	63
Stock-based compensation expense	—	—	8,115	—	—	—	—	—	8,115
Excess tax benefit from exercise of stock options	—	—	19	—	—	—	—	—	19
Repurchase of common stock	—	—	—	—	1,374	(11,290)	—	—	(11,290)
Retirement of treasury stock	(3,249)	—	—	—	(3,249)	29,630	(29,630)	—	—
Issuance of common stock upon exercise of stock options and under employee stock purchase plan, net of shares tendered	1,540	—	6,166	—	—	—	—	—	6,166
Balance at December 31, 2012	55,879	$6	$480,001	$(210)	—	$—	$(238,240)	$1,264	$242,821
Net income	—	—	—	—	—	—	5,690	—	5,690
Other comprehensive income	—	—	—	—	—	—	—	1,424	1,424
Change in value of lease guarantee	—	—	—	63	—	—	—	—	63
Stock-based compensation expense	—	—	9,019	—	—	—	—	—	9,019
Excess tax benefit from exercise of stock options	—	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	1,651	(15,047)	—	—	(15,047)
Retirement of treasury stock	(1,651)	—	—	—	(1,651)	15,047	(15,047)	—	—
Issuance of common stock upon exercise of stock options and under employee stock purchase plan, net of shares tendered	1,485	—	4,489	—	—	—	—	—	4,489
Balance at December 31, 2013	55,713	$6	$493,509	$(147)	—	$—	$(247,597)	$2,688	$248,459

Accelrys, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net income (loss)	$5,690	$(10,402)	$1,765
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,183	3,325	3,800
Amortization	21,643	19,889	21,016
Gain on sale of real estate	—	(2,744)	—
Share-based compensation	9,019	8,115	5,572
Note receivable impairment	1,663	—	—
Cease use loss	744	—	—
Change in fair value of contingent consideration liabilities	9	78	78
Contingent compensation expense	2,826	897	847
Amortization of premium on marketable debt securities	924	1,244	1,739
Amortization of discount on promissory notes receivable	(762)	(892)	(155)
Release of valuation allowance against deferred tax assets	(3,566)	(334)	(1,120)
Deferred income taxes	1,004	(1,100)	(2,105)
Excess tax benefit from exercise of stock options	—	(19)	(169)
Net gain on sale of cost method investment	—	—	(18,970)
Write-off of intangible asset in connection with the sale of intellectual property	—	—	4,303
Gain on sale of intellectual property	(25,895)	—	—
Unrealized losses on foreign currency forward contracts	(133)	(18)	117
Other	826	(685)	(390)
Changes in operating assets and liabilities:
Trade receivables	7,586	(5,781)	(6,304)
Prepaid expense and other current assets	(1,310)	1,769	1,578
Other assets	152	82	1,444
Accounts payable	(1,483)	(437)	(802)
Accrued liabilities, compensation and benefits	(7,972)	1,469	(2,579)
Deferred revenue	(4,171)	3,791	14,070
Net cash provided by operating activities	10,977	18,247	23,735
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(67,453)	(35,229)	(44,564)
Deposit for business acquisitions	5,202	(5,476)	—
Acquisition-related prepaid contingent compensation	—	—	(2,000)
Purchases of property and equipment, net	(11,486)	(6,332)	(3,908)
Net proceeds from sale of real estate	—	6,800	—
Purchases of marketable securities	(32,436)	(51,031)	(104,110)
Proceeds from maturities and sales of marketable securities	42,114	80,613	81,505
Net proceeds from sale of cost method investment	—	—	37,293
Proceeds from promissory notes receivable	26,502	816	—
Net decrease in restricted cash	3,226	329	275

Net cash provided by (used in) investing activities	(34,331)	(9,510)	(35,509)

Cash flows from financing activities:
Payment of contingent consideration liabilities	(250)	(250)	—
Proceeds from issuance of common stock	6,535	7,356	2,991
Common stock tendered for payment of withholding taxes	(2,046)	(1,190)	(914)
Excess tax benefit from exercise of stock options	—	19	169
Repurchases of common stock	(15,047)	(11,290)	(7,000)
Net cash (used in) provided by financing activities	(10,808)	(5,355)	(4,754)
Effect of changes in exchange rates on cash and cash equivalents	(957)	(245)	(178)
Increase (decrease) in cash and cash equivalents	(35,119)	3,137	(16,706)
Cash and cash equivalents at beginning of the year	72,747	69,610	86,316
Cash and cash equivalents at end of the year	$37,628	$72,747	$69,610
Supplemental cash flow information:
Cash (received) paid during the year for income taxes, net of refunds	2,251	$2,690	$(1,181)
Non-cash investing and financing activities:
Note receivable received in sale of intellectual property	$—	$—	$25,974
Deferred gain on sale of intellectual property	$—	$—	$(25,974)
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

•
On September 3, 2013, we completed the acquisition of all of the outstanding shares of ChemSW, Inc. (“ChemSW”), a California corporation (the “ChemSW Acquisition”). ChemSW’s operating results are included in our consolidated financial statements and results of operations beginning September 3, 2013.

•
On December 9, 2013, we completed the acquisition of all of the outstanding shares of Qumas Limited (“Qumas”), a company incorporated and registered in Ireland (the “Qumas Acquisition” and together with the Symyx Merger, the Contur Acquisition, the VelQuest Acquisition, the Aegis Acquisition, the acquisition of the HEOS platform, the Vialis Acquisition and the ChemSW Acquisition, the “Acquisitions”). Qumas’ operating results are included in our consolidated financial statements and results of operations beginning December 9, 2013.

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
Property and Equipment
Property and equipment consists of the following:

	Useful Life (Yrs)	December 31, 2013	December 31, 2012
		(In thousands)
Computers and software	1-3	18,175	18,244
Furniture and fixtures	1-3	2,654	1,637
Leasehold improvements	1-5	9,964	6,533
Total property and equipment, gross		30,793	26,414
Less accumulated depreciation and amortization		(12,344)	(15,526)
Total property and equipment, net		$18,449	$10,888
In June 2012, we sold real property comprised of land and an office building located in Santa Clara, California, which we reclassified as “held for sale” during the year ended December 31, 2012, for a net sales price of $6.8 million. We recorded a pre-tax gain of approximately $2.7 million on the sale, which is included in royalty and other income, net, as this property was not utilized in our ongoing operations since its acquisition in the Symyx Merger.
During the year ended December 31, 2013, we wrote off fixed assets which were no longer in use with a total cost of $7.1 million and associated accumulated depreciation of $7.0 million, resulting in a loss of $0.1 million. During the year ended December 31, 2012, we wrote off fixed assets which were no longer in use with a total cost of $1.8 million and associated accumulated depreciation of $1.7 million, resulting in a loss of $0.1 million. During the year ended December 31, 2011, we wrote off fixed assets which were no longer in use with a total cost of $1.2 million and associated accumulated depreciation of $1.1 million, resulting in a loss of $0.1 million.
Depreciation is recorded on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Repair and maintenance costs are charged to expense as incurred. Depreciation expense was $4.2 million, $3.3 million and $3.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
As of December 31, 2013 we had no capitalized software purchased from third parties. Capitalized software purchased from third parties as of December 31, 2012, was $0.1 million and is included in purchased intangible assets, net, in the accompanying consolidated balance sheet. These costs are being amortized to cost of revenue on a straight-line basis over their estimated useful life of five years. Amortization expense was $0.1 million for the year ended December 31, 2013. Amortization expense was $0.4 million for each of the years ended December 31, 2012 and 2011.
Goodwill and Purchased Intangible Assets

Our goodwill resulted from acquisitions in fiscal years 1999 through 2013. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate that their value may no longer be recoverable. In accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC Topic 350”), we review our goodwill and indefinite-lived intangible asset for impairment at least annually in our fiscal fourth quarter and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of our reporting unit and/or our indefinite-lived intangible asset below their respective carrying values. Examples of such events or circumstances include: a significant adverse change in legal factors or in the business climate, a significant decline in our stock price, a significant decline in our projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of a reporting unit.
Our goodwill is considered to be impaired if we determine that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by ASC Topic 350 and ASC Topic 280, Segment Reporting, (“ASC Topic 280”) management has determined that our company operates in one segment and consists of one reporting unit given the similarities in economic characteristics between our operations and the common nature of our products, services and customers. Because we have only one reporting unit, and because we are publicly traded, we determine the fair value of the reporting unit based on our market capitalization as we believe this represents the best evidence of fair value. In the fourth quarter of fiscal 2013, we completed our annual goodwill impairment test as of December 31, 2013 and concluded that our goodwill was not impaired. Our conclusion that goodwill was not impaired was based on a comparison of our net assets as of December 31, 2013 to our market capitalization.
Valuation of Indefinite-Lived Intangible Asset
In connection with our acquisition of SciTegic in September 2004, we acquired the SciTegic trade name which was determined to be indefinitely lived. In accordance with ASC Topic 350, we review our indefinite-lived intangible asset for impairment at least annually in our fiscal fourth quarter as of December 31 and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of the asset below its carrying value. Examples of such events or circumstances include: a significant adverse change in legal factors or in the business climate, a significant decline in our stock price, a significant decline in our projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of an asset.
Our indefinite-lived intangible asset is considered to be impaired if we determine that the carrying value of the asset exceeds its estimated fair value. In the quarter ended December 31, 2013 we completed our annual indefinite-lived intangible asset impairment test as of December 31, 2013 and concluded that our indefinite-lived intangible asset was not impaired. We estimated the fair value of our indefinite-lived intangible asset utilizing a discounted cash flow analysis which considers the estimated future customer orders for our scientific informatics platform product line and the associated direct and incremental selling, marketing and development costs. Key assumptions included in the discounted cash flow analysis include projections of future customer order growth for our scientific informatics platform product line and developing an appropriate discount rate.
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
Long-Term Investments and Promissory Notes Receivable
Our long-term investments consist of equity investments in privately held companies. We determine the accounting method used to account for investments in equity securities of other business entities in which we do not have a controlling interest primarily based on our ownership of each such business entity and whether we have the ability to exercise significant influence over the strategic, operating, investing and financing activities of each such business entity. As we do not have a controlling interest or have the ability to exercise significant influence over the companies in which we invest, we account for such investments using the cost method of accounting. We evaluate our investments for impairment in the quarter ended

December 31 or whenever there are any events or circumstances that are likely to have a significant adverse effect on the fair value of the investment. In our impairment assessment we consider current factors, including economic environment, market conditions and operational performance, and other specific factors relating to the business underlying the investment. If the fair value of the investment is less than its carrying value we recognize an impairment loss equal to the difference between an investment’s carrying value and its fair value.
Promissory notes receivable are recorded at stated principal amount net of any discount or premium and allowance for uncollectibility. The related discounts or premiums are accreted or amortized over the life of the related note receivable and recorded in the "Royalty and other income" line in our consolidated statement of operations. Promissory notes receivable are not measured at fair value on a recurring basis, but are reviewed for possible impairment in the quarter ended December 31 or whenever events or changes in circumstances indicate that the carrying amount of the notes receivable may not be fully recoverable. In our evaluation of possible impairment, we determine the expected cash flow for the notes receivable based on the financial performance of the note holder, including consideration of estimated proceeds from the disposition of any collateral, and calculate an estimate of the potential loss and the probability of loss. For notes receivable where a loss is probable, we record a specific reserve.
We asses impairment of our long term investments and promissory notes receivable based on a discounted cash flow model using relevant assumptions for risk adjusted future financial performance and discount rate. We perform a sensitivity analysis which includes several combinations of reasonably possible scenarios with regard to these assumptions.

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
Software Licenses. We license software on a term and perpetual basis. When sold perpetually, our standard perpetual software licensing arrangements generally include twelve months of bundled PCS, while our standard term-based software licensing arrangements typically include PCS for the full duration of the term license. In limited cases, multi-year term licenses (generally ranging from two to three years) are sold in conjunction with twelve months of maintenance. In relation to arrangements including products for which we have established vendor-specific objective evidence (“VSOE”) of selling price of the related undelivered elements, we recognize the software licensing revenue upon delivery, after any required re-allocation, assuming all other revenue recognition criteria have been satisfied. For the majority of the license revenues we sell we have concluded that we do not have VSOE. For the products where VSOE of selling price does not exist, the entire fee for perpetual and term-based licenses are generally recognized ratably over the contractual term of the bundled PCS. In addition, certain provisions, such as mandatory PCS or product remix rights that do not qualify as exchange accounting, preclude upfront recognition of the software license revenue. In such cases, the arrangements are considered in substance subscriptions and all contractual fees are recognized over the contractually stated PCS period.
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
Hosting Services. We are an application service provider (“ASP”), meaning we provide hosting services that give customers access to software that resides on our servers. The ASP model typically includes an up-front fee and a monthly commitment from the customer that commences upon completion of the implementation through the remainder of the customer life. The up-front fee is the initial setup fee, or the implementation fee. The monthly commitment includes, but is not limited to, a fixed monthly fee or a transactional fee based on system usage that exceeds monthly minimums. We do not view the signing of the contract or the provision of initial setup services as discrete earnings events that have stand-alone value. Revenue is typically deferred until the date the customer commences use of our services, at which point the up-front fees are recognized ratably over the life of the customer arrangement.
Multi-Element Arrangements. For multi-element arrangements that include software licenses, PCS, and non-essential installation and implementation services, the entire fee for such arrangements is recognized as revenue ratably over the term of the PCS or delivery of the services, whichever is longer. For multi-element arrangements that also include services that are essential to the operation of the software, the fee for such arrangements is generally deferred until the services essential to the operation of the software have been performed, at which point the entire fee for such arrangements is recognized as revenue ratably over the remaining term of the PCS or the delivery of the non-essential services, whichever is longer. For financial statement presentation purposes, we allocate the arrangement fee to the software-related elements and the non-software-related elements based upon the relative standard list price of the products and/or services that comprise each element, which is our best estimate of selling price.
Restructuring Charges
In July 2013, we announced and executed a restructuring plan to reduce our workforce and consolidate certain facilities. We measured and accrued the liabilities associated with employee separation costs at fair value as of the date the plan was announced and terminations were communicated to employees, which primarily included severance pay, retention and relocation costs. If a terminated employee was retained for a period of time beyond the announcement date, any retention related costs are accrued over the retention period and included in “Business consolidation, restructuring and headquarter-relocation costs” line in our consolidated statement of operations. We measure and accrue the facilities exit costs at fair value upon its exit. Facilities exit costs primarily consist of cease-use losses to be recorded upon vacating the facilities. The fair value measurement of restructuring related liabilities requires certain assumptions and estimates to be made by us, such as the retention period of certain employees, the timing and amount of sublease income on properties to be vacated, and the operating costs to be paid until lease termination. It is our policy to use the best estimates based on facts and circumstances available at the time of measurement, review the assumptions and estimates periodically, and adjust the liabilities when necessary.

Sales Taxes Collected
Sales taxes collected from customers and remitted to various governmental agencies are excluded from revenues in our consolidated statements of operations.
Shipping Costs
The costs of shipping products to our customers are expensed as incurred and are included in cost of revenue in our consolidated statements of operations. We incurred shipping costs of $0.0 million during the year ended December 31, 2013. We incurred shipping costs of $0.4 million for each of the years ended December 31, 2012 and 2011.
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
Advertising Costs
The costs of advertising are expensed as incurred and are included in sales and marketing expenses in our consolidated statements of operations. We incurred advertising costs of $0.0 million, $0.1 million and $0.2 million during the years ended December 31, 2013, 2012 and 2011, respectively.
Deferred Costs
Occasionally, we enter into professional service arrangements under which resulting revenue is deferred until certain elements of the arrangements are delivered. As a result, if deemed material, we defer the direct variable expense, not exceeding the revenue deferred, in other current assets on the balance sheet until the period when revenue is recognized. Direct and incremental variable expenses include direct labor costs and direct services contracts with third parties working on the software service arrangements. As of December 31, 2013 and 2012, we deferred approximately $2.2 million and $0.8 million, respectively, of direct and incremental variable costs related to software service arrangements where the revenue is deferred until future periods.
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
We assess the recoverability of our deferred tax assets on an on-going basis. In making this assessment we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more-likely-than-not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgment. We do not recognize current and future tax benefits until it is more-likely-than-not that our tax positions will be sustained. In general, any realization of our net deferred tax assets will reduce our effective rate in future periods. However, the realization of deferred tax assets that are related to NOLs that were generated by tax deductions resulting from the exercise of non-qualified stock options will be a direct increase to stockholders’ equity.
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
Gains and losses resulting from the cash settlement of certain intercompany transactions as well as transactions with customers and vendors that are denominated in currencies other than the functional currency of each entity give rise to foreign exchange gains or losses. We realized foreign exchange loss of $0.5 million and $0.6 million during the years ended December 31, 2013 and 2012, respectively and foreign exchange gain of $0.5 million during the year ended December 31, 2011. These amounts are included in royalty and other income, net in our consolidated statements of operations.
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
Under FASB ASC Topic 718, Compensation-Stock Compensation, we are also required to estimate at grant the likelihood that the award will ultimately vest (the “pre-vesting forfeiture rate”), and to revise the estimate, if necessary, in future periods if the actual forfeiture rate differs. We determine the pre-vesting forfeiture rate of an award based on our historical pre-vesting award forfeiture experience, giving consideration to company-specific events impacting historical pre-vesting award forfeiture experience that are unlikely to occur in the future as well as anticipated future events that may impact forfeiture rates.
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
Financial information by geographic region is as follows:

	For the Years Ended
	December 31, 2013		December 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(In thousands, except percentages)
					(unaudited)
Revenues:
U.S.	$83,086	49%	$79,635	49%	$67,756	47%
Europe	52,687	31%	46,005	28%	42,339	29%
Asia-Pacific	32,753	19%	36,886	23%	34,244	24%
Total	$168,526	99%	$162,526	100%	$144,339	100%

Revenues are attributable to geographic areas based on the region of destination.

	December 31, 2013		December 31, 2012
	Amount	Percentage of Total	Amount	Percentage of Total
	(In thousands, except percentages)
Long-lived assets:
U.S.	$184,974	75%	$176,611	93%
Europe	60,853	25%	11,234	6%
Asia-Pacific	942	—%	1,361	1%
Total	$246,769	100%	$189,206	100%
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

2. Business Combinations

Qumas Acquisition
On December 9, 2013, we completed the acquisition 100% of the outstanding shares of Qumas. Qumas is a global provider of Cloud-based and on-premises enterprise compliance software supporting regulatory and quality operations in life sciences and other highly regulated industries. The Qumas acquisition further extends our informatics portfolio with the addition of mission-critical, end-to-end document and process management compliance solutions.
The total consideration for the Qumas Acquisition was $51.2 million in cash, subject to working capital adjustments. We deposited $4.5 million of the purchase price into an escrow account to support certain indemnification obligations of the Qumas stockholders and to serve as collateral and partial security against any damages arising from breaches of the representations, warranties and covenants made by Qumas pursuant to the share Purchase Agreement we entered into with Qumas in connection with the Qumas Acquisition. The escrow fund will be maintained for a period of 18 months following the acquisition date or until such earlier time as the escrow fund is exhausted. We funded the purchase price with cash on hand. All acquisition costs related to the transaction were expensed as incurred.
The preliminary determination of fair value is as follows:

(in thousands)
Fair Value of Consideration Transferred	$51,233
Less: Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	3,463
Accounts receivable	4,384
Other assets	1,441
Property, plant and equipment	325
Intangible assets	22,240
Other current liabilities	(2,862)
Deferred tax liabilities	(796)
Deferred revenue	(1,350)
Goodwill	$24,388
The above purchase price determination is considered preliminary and is subject to revision during the measurement period. We are reviewing the preliminary valuation of acquired intangible assets and deferred revenue. We may adjust the fair value assumptions after obtaining more information regarding preliminary determination of assets acquired and liabilities assumed, including deferred tax assets and deferred tax liabilities, (due to potential limitations on their use), including uncertain tax positions. There is no tax deductible goodwill as a result of the Qumas Acquisition.
We have determined that the Qumas Acquisition was a non-material business combination. As such, pro forma disclosures are not required and are not presented in this Annual Report on Form 10-K (this “Report”). The consolidated financial statements include the operating results of Qumas from the date of acquisition.
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
We purchased each outstanding share of capital stock of ChemSW for a price per share representing an applicable portion of $15.3 million in cash, subject to working capital and other adjustments for total estimated consideration of $15.9 million. We deposited $2.125 million of the purchase price into an escrow account to support certain indemnification obligations of the ChemSW stockholders and to serve as collateral and partial security against any damages arising from breaches of the representations, warranties and covenants made by ChemSW pursuant to the Securities Purchase Agreement. The escrow fund will be maintained for a period of 18 months following the acquisition date or until such earlier time as the escrow fund is exhausted. We funded the purchase price with cash on hand. All acquisition costs related to the transaction were expensed as incurred.
The preliminary determination of fair value is as follows:

(in thousands)
Fair Value of Consideration Transferred	$15,851
Less: Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	1,076
Accounts receivable	522
Other assets	42
Property, plant and equipment	—
Intangible assets	10,110
Other current liabilities	(414)
Deferred revenue	(1,390)
Goodwill	$5,905
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
In addition, certain executives of ChemSW are entitled to receive additional contingent earn-out consideration of up to$2.0 million based upon the achievement by ChemSW of certain agreed-upon orders-related performance milestones during the first two years following the acquisition date. These payments are subject to forfeiture in equal amounts by each of the executives if such executive’s employment is terminated prior to the second anniversary of the closing of the ChemSW Acquisition. Accordingly, such payments were determined to be compensation for post-acquisition service, the estimated cost of which is being recognized as compensation expense over the two -year retention period based upon the expected achievement of the orders-related milestones. During the year ended December 31, 2013, we recognized $0.3 million of compensation expense related to the earn-out consideration, which is included in the “Business consolidation, restructuring and headquarter-relocation costs” line in our consolidated statement of operations.
We have determined that the ChemSW Acquisition was a non-material business combination. As such, pro forma disclosures are not required and are not presented in this Report. The consolidated financial statements include the operating results of ChemSW from the date of acquisition.
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

The determination of fair value is as follows:

(in thousands)
Fair Value of Consideration Transferred	$6,508
Less: Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	1,839
Accounts receivable	1,304
Other assets	523
Property, plant and equipment	63
Intangible assets	4,510
Other current liabilities	(1,197)
Deferred tax liabilities	(1,056)
Deferred revenue	(288)
Goodwill	$810
There is no tax deductible goodwill as a result of the Vialis Acquisition.
During the year ended December 31, 2013, we made measurement period adjustments netting to $0.9 million consisting primarily of $1.0 million decrease to intangible assets, offset by $0.1 million increase to to deferred taxes.
In addition to the initial purchase price, pursuant to the terms of the purchase agreement, the selling shareholders can earn certain contingent earn-out consideration of up to five million Swiss francs payable during the next three fiscal years, subject to the satisfaction by Vialis of certain orders-related milestones. The contingent earn-out consideration is subject to forfeiture in equal amounts by each of the selling shareholders if employment is terminated prior to a three-year retention period. Accordingly, the payment was determined to be compensation for post-acquisition service, the estimated cost of which is being recognized as compensation expense over the three-year retention period based upon the expected achievement of the orders-related milestones. During the year ended December 31, 2013, we recognized $2.4 million of compensation expense related to the earn-out consideration, which is included in the “Business consolidation, restructuring and headquarter-relocation costs” line in our consolidated statement of operations.
We have determined that the Vialis Acquisition was a non-material business combination. As such, pro forma disclosures are not required and are not presented in this Report. The consolidated financial statements include the operating results of Vialis from the date of acquisition.
Aegis Acquisition
On October 23, 2012, we acquired Aegis as part of our strategy to expand our product portfolio to complement our current software offerings, expand our footprint in downstream operations and reinforce our position as a leader in scientific innovation lifecycle management software.
The total consideration for the Aegis Acquisition was $30.7 million, consisting of (i) an initial cash payment of $26.1 million, which was paid in connection with the signing and simultaneous closing of the acquisition, and (ii) additional consideration of $4.6 million, which was deposited into an escrow account in the name of the selling shareholders on the acquisition date. The escrowed funds were released to the selling shareholders on December 27, 2013 and no breaches of the representations and warranties have occurred.
We funded the purchase price with cash on hand. All acquisition costs related to the transaction were expensed as incurred. The total acquisition date fair value of the consideration was $30.7 million.

The determination of fair value is as follows:

(in thousands)
Fair Value of Consideration Transferred	$30,729
Less: Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable	661
Other assets	311
Property, plant and equipment	79
Intangible assets	11,840
Other current liabilities	(602)
Deferred tax liabilities	(3,566)
Deferred revenue	(510)
Goodwill	$22,516
There is no tax deductible goodwill as a result of the Aegis Acquisition.
During the year ended December 31, 2013, we made measurement period adjustments of $3.6 million to increase deferred tax liabilities.
Acquisition of the HEOS Platform
On May 17, 2012, we acquired the HEOS software platform from Scynexis, Inc. as part of our strategy to expand our product portfolio to complement our current software offerings. Enabled by our applications, HEOS is a proven Software-as-a-Service workspace that accelerates and streamlines collaborative drug discovery by providing secure, real-time access to chemical registration, biological assay results, computational and visual analytics, safety assessment and pharmacokinetics data, and other project information in the cloud with minimal IT overhead and effort.
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
The total consideration for the VelQuest Acquisition was $35.0 million, consisting of (i) an initial cash payment of $29.8 million, which was paid in connection with the signing and simultaneous closing of the acquisition, and (ii) additional consideration of $5.3 million, which was deposited into an escrow account in the name of the selling shareholders on the acquisition date to cover indemnification claims under the acquisition agreement, if any, for a period of 15 months following the acquisition date. All escrow funds have been released as of December 31, 2013.
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
Notwithstanding the foregoing, any shares of common stock issued in connection with awards other than stock options and SARs will be counted against the total share limit reserved under the 2011 Plan by applying the Multiplier (as defined below) to the shares of common stock covered by each such award; conversely, shares of common stock returned to or deemed not to have been issued from the 2011 Plan under awards other than stock options and SARs will return to the share reserve at a rate determined by multiplying such number of shares by the Multiplier. The “Multiplier” for awards other than stock options and SARs will be 2.22 shares of common stock for every 1.0 share of common stock issued in connection with such award. For example, a grant of a restricted stock award for 1,000 shares would count as 2,220 shares against the reserve, and if returned to the 2011 Plan, would count as 2,220 shares returned to the 2011 Plan. As of December 31, 2013, there are approximately 10,073,593 shares of our common stock available for issuance under the 2011 Plan.
On August 3, 2011, our stockholders also approved an amendment to the ESPP, to increase the number of shares available for future grant under the ESPP to 2,500,000. Under the ESPP, employees may defer up to 10% of their base salary to purchase shares of our common stock, up to a maximum of 1,000 shares per offering period. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of our common stock on the commencement date of the applicable offering period or the applicable purchase date. To date, we have issued 1,283,719 shares under the ESPP and 1,216,281 shares remain available for future issuance under the ESPP as of December 31, 2013.

Share-Based Award Activity
Our stock options generally vest over four years and have a contractual term of seven to ten years. A summary of stock option activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(In thousands, except per share amounts)
Outstanding at December 31, 2012	5,908	$7.23
Granted	2,158	9.07
Exercised	(766)	6.67
Expired/Forfeited	(637)	8.20
Outstanding at December 31, 2013	6,663	7.80	12,492	7.49
Vested and expected to vest at December 31, 2013	6,100	7.71	12,027	7.33
Exercisable at December 31, 2013	3,086	$6.91	$8,960	5.70
The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2013 was based on the closing price of our common stock on December 31, 2013 of $9.54 per share.
The total intrinsic value of stock options exercised (i.e., the difference between the market price on the date of exercise and the price paid by the employee to exercise the options) during the years ended December 31, 2013 , 2012 and 2011 was $2.0 million, $2.0 million and $1.0 million respectively.
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
Upon vesting of an RSU, employees are generally issued an equivalent number of shares of our common stock. A summary of RSU activity under our share-based compensation plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands, except per share amounts)
Unvested at December 31, 2012	1,653	$7.53
Granted	750	9.07
Vested	(728)	7.42
Forfeited	(307)	7.44
Unvested at December 31, 2013	1,368	$8.46
Included in the vested shares for the period are approximately219,651shares tendered to us by employees for payment of minimum income tax obligations upon vesting of RSUs.
The total fair value of RSUs vested was $6.8 million, $3.8 million and $3.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Valuation Assumptions of Share-Based Awards
The fair value of stock options and ESPP purchase rights granted during the years ended December 31, 2013, 2012 and 2011 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Years Ended
	December 31, 2013		December 31, 2012		December 31, 2011

	Stock Options	ESPP Purchase Rights	Stock Options	ESPP Purchase Rights	Stock Options	ESPP Purchase Rights
Expected volatility	44%	28%	50%	34%	50%	35%
Risk-free interest rate	1.6%	0.1%	0.7%	0.1%	0.8%	0.1%
Expected option life in years	5	0.5	5	0.5	5	0.5
Expected dividend yield	—%	—%	—%	—%	—%	—%
Weighted average per share grant date fair value	$3.66	$1.89	$3.57	$1.77	$3.04	$1.72
The fair value of RSUs granted during the years ended December 31, 2013, 2012 and 2011 was based on the market price of our common stock on the date of grant.
Share-Based Compensation Expense
The estimated fair value of our share-based awards is recognized as a charge against income on a straight-line basis over the requisite service period, which is typically the vesting period of the award. Total share-based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 was as follows:

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011

	(in thousands)
Cost of revenue	$838	$755	$333
Product development	1,813	1,763	1,136
Sales and marketing	3,086	2,545	1,672
General and administrative	3,220	3,093	2,428
Business consolidation, transaction and restructuring costs	62	(41)	3
Total stock-based compensation expense	$9,019	$8,115	$5,572
No share-based compensation expense was capitalized in the periods presented. At December 31, 2013, the gross amount of unrecognized share-based compensation expense relating to unvested share-based stock options, restricted stock units and ESPP shares was approximately $21.4 million, which we anticipate recognizing as a charge against operations over a weighted average period of 2.5 years.
Stock Repurchases
Our Board of Directors from time to time approves common stock repurchase programs authorizing management to repurchase shares of our common stock in open market transactions in accordance with Rule 10b-18 of the Exchange Act. We repurchase shares primarily to offset dilution caused by ongoing stock issuances from existing equity compensation plans and to improve stockholders’ returns. Repurchased shares are recorded as treasury stock upon repurchase and are subsequently retired.
On December 13, 2012, we entered into a stock repurchase plan (the “2013 Repurchase Plan”) in accordance with Rule 10b5-1 of the Exchange Act. Pursuant to the Repurchase Plan, and subject to the conditions set forth therein and the provisions of Rule 10b-18 of the Exchange Act, we instructed our broker to purchase for our account up to $15.0 million worth of our common stock by December 31, 2013.
We have made cumulative repurchases of 4,255,153 shares, at a cost of approximately $36.3 million (including commissions), since we began our stock repurchase program in November 2010. All repurchased shares of common stock have been retired.
The following table provides a summary of the repurchase activity for the periods indicated under our stock repurchase program:

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands, except per share price)
Shares repurchased	1,651	1,373	877
Average purchase price	$9.12	$8.22	$7.98
Aggregate purchase price	$15,047	$11,290	$7,000
Retirement of Treasury Stock

During the year ended December 31, 2013, we retired 1,650,525 shares of our treasury stock. These shares remain as authorized shares; however, they are now considered unissued. In accordance with FASB ASC Topic 505, Equity, the retirement of our treasury stock resulted in a reduction in our treasury stock and a corresponding increase in our accumulated deficit of $15.0 million. There was no effect on the total stockholders' equity position as a result of the retirement.

Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income for the year ended December 31, 2013 consisted of the following:

	Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Translation Adjustment	Total
	(in thousands)
Balance at December 31, 2012	$76	$1,188	$1,264
Other comprehensive income (loss) before reclassifications	(53)	1,477	1,424
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	(53)	1,477	1,424
Balance at December 31, 2013	$23	$2,665	$2,688
4. Marketable Securities
Our marketable securities consist of fixed income securities with original maturities of greater than three months and include obligations of U.S. government sponsored enterprises, commercial paper, certificates of deposit, and corporate and municipal debt. We account for our investments in marketable securities in accordance with FASB ASC Topic 320, Investments—Debt and Equity Securities (“ASC Topic 320”). Accordingly, our marketable securities have been classified as available-for-sale and are recorded at their estimated fair value, with unrealized gains and losses recorded in stockholders' equity and included in accumulated other comprehensive income. Realized gains and losses on the sale of available-for-sale marketable securities are recorded in royalty and other income, net. Available-for-sale marketable securities with original maturities greater than three months and remaining maturities of one year or less are classified as short-term available-for-sale marketable securities. Available-for-sale marketable securities with remaining maturities of greater than one year are classified as long-

term available-for-sale marketable securities, as we intend to hold these securities until maturity. Unrealized losses that are not considered other-than-temporary and unrealized gains are included in accumulated other comprehensive income in stockholders' equity. Unrealized losses that are determined to be other-than-temporary are recorded as a charge against income. The cost of marketable securities sold is determined based on the specific identification method.
Marketable securities as of December 31, 2013 and 2012 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2013:
Short-Term Marketable Securities:
U.S. Treasury securities	$1,500	$3	$—	$1,503
U.S. government and agency securities	151	1	—	152
Commercial paper and certificates of deposit	1,300	—	—	1,300
Corporate debt securities	22,409	18	(2)	22,425
Municipal debt securities	500	—	—	500
Total Short-Term Marketable Securities	$25,860	$22	$(2)	$25,880
Long-Term Marketable Securities:
Corporate debt securities	2,876	4	(1)	2,879
Total Long-Term Marketable Securities	$2,876	$4	$(1)	$2,879

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2012:
Short-Term Marketable Securities:
U.S. Treasury securities	$1,800	$5	$—	$1,805
U.S. government and agency securities	3,018	5	—	3,023
Commercial paper and certificates of deposit	6,001	2	—	6,003
Corporate debt securities	16,010	11	(1)	16,020
Municipal debt securities	—	—	—	—
Total Short-Term Marketable Securities	$26,829	$23	$(1)	$26,851
Long-Term Marketable Securities:
U.S. Treasury securities	$1,502	$19	$—	$1,521
U.S. government and agency securities	156	2	—	158
Corporate debt securities	10,835	34	—	10,869
Total Long-Term Marketable Securities	$12,493	$55	$—	$12,548
As of December 31, 2013 and 2012, we did not have any investments in marketable securities with material unrealized loss position for twelve months or greater.
We assess our marketable securities for impairment under the guidance provided by ASC Topic 320. Accordingly, we review the fair value of our marketable securities at least quarterly to determine if declines in the fair value of individual securities are other-than-temporary in nature. If we believe the decline in the fair value of an individual security is other-than-temporary, we write-down the carrying value of the security to its estimated fair value, with a corresponding charge against income. To determine if a decline in the fair value of an investment is other-than-temporary, we consider several factors, including, among others, the period of time and extent to which the estimated fair value has been less than cost, overall market conditions, the historical and projected future financial condition of the issuer of the security and our ability and intent to hold the security for a period of time sufficient to allow for a recovery of the market value. The unrealized losses related to our marketable securities held as of December 31, 2013 and 2012 were primarily caused by recent fluctuations in market interest rates, and not the credit quality of the issuer, and we have the ability and intent to hold these securities until a recoveries of fair value, which may be at maturity. As a result, we do not believe these securities to be other-than-temporarily impaired as of December 31, 2013.
The contractual maturities of our marketable securities at December 31, 2013 are as follows (in thousands):

Due within one year	$25,880
Due in one to five years	2,879
Total	$28,759

5. Long -Term Investments and Promissory Notes Receivable
Freeslate
We have a non-controlling minority equity interest of approximately 19.5% in Freeslate, a privately held company headquartered in Sunnyvale, California that designs, develops and deploys integrated workflows for research and development labs. We have determined that Freeslate is a variable interest entity in which we are not the primary beneficiary. The key factors in our assessment were that Freeslate’s management team and board of directors were solely responsible for all economic aspects of the entity, including key business decisions that impact Freeslate’s economic performance, and we do not have power, through our variable interest, to direct the activities that most significantly impact the economic performance of Freeslate. We also do not hold any seats on Freeslate’s board of directors. Accordingly, we account for our investment in Freeslate as a cost method investment.
The carrying value of our investment in Freeslate was $1.0 million as of both December 31, 2013 and 2012 and is included in the “Other assets” line in the consolidated balance sheet. In addition to our equity interest, we have a warrant allowing us to retain our 19.5% interest in the event of dilution through future stock issuances under Freeslate’s existing stock plans.
As a result of indicators of potential impairment identified in the fourth quarter of 2013 we performed an impairment assessment, and based on such assessment we determined that the Freeslate cost-method investment is not impaired. This determination was based upon a discounted cash flow model based upon future operating performance estimates, adjusted for the lack of marketability of the investment. As part of our assessment we performed a sensitivity analysis on our assumptions, primarily around the risk adjusted estimated future cash flows and the discount rate assumptions. Our sensitivity analysis includes several combinations of reasonably possible scenarios with regard to these assumptions and in no scenario was an impairment identified.
We also hold an unsecured promissory note receivable with a face value of $10.0 million from Freeslate, which bears interest at 8% per annum payable annually in arrears. The note requires principal payments in the amount of $1.0 million starting on March 1, 2014 and continuing annually until March 1, 2019, with the final principal payment of $4.0 million due on March 1, 2020. As the note receivable was acquired in the Symyx Merger on July 1, 2010, it was revalued in purchase accounting to its then fair value of $8.8 million. The note receivable had a carrying amount of $7.4 million (net of an allowance of $1.7 million) and $8.9 million as of December 31, 2013 and 2012, respectively.
As a result of indicators of impairment identified in the fourth quarter of 2013, we evaluated the recoverability of the Freeslate note receivable based on a discounted cash flow model. After considering the risk adjusted future financial performance of Freeslate and their ability to obtain operating capital, we determined that there is a risk that the principal amount under the note receivable may not be fully recoverable. As a result, an allowance of $1.7 million was established through an impairment charge on the note receivable and is included in the consolidated statement of operations. Refer to Note 6 Fair Value for further discussion regarding the assumptions used in our impairment analysis.
Our maximum exposure to loss as a result of our interests in Freeslate is limited to the aggregate of the carrying value of our equity investment and the promissory note receivable. There were no future funding commitments as of December 31, 2013 related to Freeslate.
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
Pursuant to the terms of the IM Agreement, IM issued to Symyx a secured promissory note receivable in a principal amount equal to $27.3 million, (the “IM Note”), representing the difference between $67.0 million and the aggregate gross proceeds from Symyx’s sale of its IM common stock in the IPO. The IM Note had a term of 24 months and an interest rate equal to 4% and was payable in quarterly installments such that an amount equal to the greater of $500,000 per quarter or the amount of accrued interest for such quarter would be payable at the end of each such quarter, with a balloon payment due at maturity. The note was pre-payable by IM at any time without penalty or premium and was secured by a proportionate amount of IM’s tangible fixed assets, excluding intellectual property.
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

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy:

	Estimated Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2013:
Cash equivalents (1)	$3,673	$3,673	$—	$—
Short-Term Marketable Securities:
U.S. Treasury securities	1,503	1,503	—	—
U.S. government and agency securities	152	—	152	—
Commercial paper and certificates of deposit	1,300	—	1,300	—
Corporate debt securities	22,425	—	22,425	—
Municipal debt securities	500	—	500	—
Long-Term Marketable Securities:
Corporate debt securities	2,879	—	2,879	—
Total marketable securities:	28,759	1,503	27,256	—
Foreign currency forward contracts not designated as hedges	34	—	34	—
Total assets measured at fair value	$32,466	$5,176	$27,290	$—

(1)	Cash equivalents are included in the Cash and cash equivalents line in the consolidated balance sheet

There were no transfers between Level 1 and Level 2 securities during the year ended December 31, 2013.

	Estimated Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2012:
Cash equivalents (1)	$46,043	$46,043	$—	$—
Short-Term Marketable Securities:
U.S. Treasury securities	1,805	1,805	—	—
U.S. government and agency securities	3,023	—	3,023	—
Commercial paper and certificates of deposit	6,003	—	6,003	—
Corporate debt securities	16,020	—	16,020	—
Municipal debt securities	—	—	—	—
Long-Term Marketable Securities:
U.S. Treasury securities	1,521	1,521	—	—
U.S. government and agency securities	158	—	158	—
Corporate debt securities	10,869	—	10,869	—
Total assets at fair value	$85,442	$49,369	$36,073	—
Liabilities:
Acquisition-related contingent consideration	$241	$—	$—	$241
Foreign currency forward contracts not designated as hedges	99	—	99	—
Total liabilities at fair value	$340	$—	$99	$241

(1)	Cash equivalents are included in the Cash and cash equivalents line in the consolidated balance sheet

The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the year ended December 31, 2013 (in thousands):

Balance at December 31, 2012	$241
Expenses recorded due to changes in fair value	9
Payments	(250)
Balance at December 31, 2013	$—

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
As a result of indicators of impairment identified in the fourth quarter of 2013, we evaluated the recoverability of the Freeslate note receivable as of December 31, 2013 based on a discounted cash flow model and as a result of this analysis we established a reserve of $1.7 million through an impairment charge on the note receivable which is included in the consolidated statement of operations. The note receivable is classified as a Level 3 instrument, as the inputs used in the analysis are unobservable and required significant management judgment.

	Estimated Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Promissory notes receivable	$7,393	$—	$—	$7,393
Prior to establishing any allowance, the note had a carrying value of $9.1 million with accrued interest receivable of $0.6 million. In performing our impairment assessment we determined the fair value of the note and interest receivable from Freeslate as of December 31, 2013 to be approximately $8.1 million resulting in the recognition of a reserve and related impairment charge of $1.7 million. In our impairment assessment we applied a discount rate of 11.0% and a remaining estimated term of 6.25 years. In addition, our risk adjusted estimated cash flows assumed the payment of $4.0 million due in March 2020 to be reduced to $0.8 million based on risk associated with generating sufficient cash flows to service the note under the current contractual terms, but that Freeslate would continue to service their interest obligations through the end of the note term. Any differences between our estimate and actual cash receipts would have a one for one impact on the amount of the impairment, adjusted for discounting.
We performed a sensitivity analysis on our assumptions, primarily around the risk adjusted estimated future cash flows and the discount rate assumptions. Our sensitivity analysis includes several combinations of reasonably possible scenarios with regard to these assumptions. If we do not adjust the cash flows for the potential risk that expected cash flows will not materialize, the fair value of the note and related interest receivable is approximately $9.7 million and as such would not be considered impaired.
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

7. Goodwill and Purchased Intangible Assets
Intangible assets consist of the following as of December 31, 2013 and 2012

	December 31, 2013			December 31, 2012
	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (yrs)	Gross Carrying Amount	Accumulated Amortization
		(In thousands)			(In thousands)
Intangible assets subject to amortization:
Purchased technology	7	$77,704	$43,606	8	$61,309	$32,569
Purchased customer relationships	7	49,446	21,477	7	30,729	13,991
Purchased backlog	3	9,506	8,022	3	7,800	6,370
Purchased contract base	5	50	50	5	50	50
Purchased intellectual property	5	1,998	1,998	5	1,998	1,860
Purchased trademark/tradename	6	7,184	4,564	5	6,850	3,173
		$145,888	$79,717		$108,736	$58,013
Intangible assets not subject to amortization:
Purchased trademark/tradename		$2,500			$2,500
As discussed in Note 2, intangible assets related to the Qumas Acquisition and the ChemSW Acquisition are included in our preliminary purchase price allocation and are subject to change during the measurement period. Intangible assets are amortized over their estimated useful lives either on a straight-line or accelerated basis that reflects the pattern in which the economic benefits of the intangible assets are expected to be realized, which range from one to fifteen years, with no residual value.
Intangible asset amortization expense was $21.6 million, $19.9 million and $21.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Future estimated amortization expense for intangible assets as of December 31, 2013 is as follows and is subject to change as a result of measurement period adjustments (in thousands):

2014	$21,188
2015	14,195
2016	10,097
2017	7,673
2018	5,606
Thereafter	7,412
Total	$66,171
Goodwill represents the excess of cost over fair value of net assets acquired. The change in the carrying value of goodwill during the year ended December 31, 2013 was due to goodwill recorded in connection with the Qumas Acquisition, the ChemSW Acquisition and the Vialis Acquisition. We believe the factors that contributed to goodwill include expected synergies of the combined operations of the newly acquired entities as well as intangibles that do not qualify for separate recognition such as the acquired workforce.

The changes to the carrying amount of goodwill for the year ended December 31, 2013, are as follows (in thousands):

Balance at December 31, 2012	$123,670
Goodwill acquired in the Vialis Acquisition	810
Goodwill acquired in the ChemSW Acquisition	5,905
Goodwill acquired in the Qumas Acquisition	24,388
Goodwill measurement period adjustments related to the Aegis Acquisition	3,556
Effect of foreign exchange	178
Balance at December 31, 2013	$158,507
8. Restructuring Activities
Historically, restructuring charges have included costs associated with reductions in workforce and exits of idle facilities.
The following summarizes the changes in our accrued restructuring charges liability:

	Severance and Related Costs	Lease Obligation Exit and Facility Closure Costs	Total
	(In thousands)
Balance at December 31, 2012	$65	$626	$691
Additional severance and lease abandonment charges	2,287	744	3,031
Adjustments to liability	—	180	180
Cash payments	(1,619)	(460)	(2,079)
Effect of foreign exchange	(9)	8	(1)
Balance at December 31, 2013	$724	$1,098	$1,822
On July 26, 2013, we committed to the July 2013 Restructuring Plan for the restructuring of approximately 80 employees primarily in the U.S., or about 12% of our total workforce. In connection with this plan, we expect to incur total charges of approximately $2.4 million through the second quarter of fiscal 2014 consisting of severance, retention and relocation costs, with approximately $2.3 incurred during the year ended December 31, 2013 and approximately $0.1 million expected to be incurred through the second quarter of fiscal 2014. As of December 31, 2013 approximately $1.6 in cash payments had been made with the remaining balance of $0.7 million expected to be paid during the first half of fiscal 2014.
In addition, on July 26, 2013, we committed to a plan to exit a portion of our facility in San Ramon, California by April 1, 2014. We are contractually obligated under this operating lease through 2015. The restructuring of the facility involves three phases. During the fourth quarter of fiscal 2013, we reached the cease-use date for the first phase of the restructuring and accordingly recoded $0.7 million of lease-related restructuring expense. As of December 31, 2013 we have remaining lease obligations of approximately $0.6 million related to phase one of the restructuring. We expect to reach a cease-use date for the remaining two phased of the facility restructuring in the first quarter of fiscal 2014.
    In July 2010, as a result of the Symyx Merger, we implemented a plan to terminate the employment of approximately 80 employees in the U.S., Europe and the Asia-Pacific region. As a result of such terminations, we have incurred total severance charges of approximately $5.3 million, with $0.8 million incurred during fiscal 2011 and $4.5 million incurred during fiscal 2010. As of December 31, 2013, approximately $5.2 million in cash payments had been made, with the remaining balance of $35,000 expected to be paid during fiscal 2014.
Prior to the Symyx Merger, Symyx had implemented various restructuring plans under which lease obligations of approximately $0.1 million remain as of December 31, 2013. These obligations terminate in 2016. Additionally, prior to 2007, we had implemented a restructuring plan under which we have remaining lease obligations of approximately $0.4 million as of December 31, 2013. These lease obligations terminate in 2022.
All amounts incurred in connection with the above activities are recorded in the “Business consolidation, restructuring and headquarter-relocation costs” line in the accompanying consolidated statements of operations.

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
Royalty and other income, net consisted of the following:

	For the Years Ended
	December 31 2013	December 31, 2012	December 31 2011

	(In thousands)
Royalty income, net	$5,956	$5,428	$6,167
Net interest income	1,563	2,296	1,486
Amortization of discount on promissory notes receivable	763	892	155
Foreign currency transaction gain (loss)	(451)	(558)	530
Purchased intangible assets amortization	(1,620)	(1,696)	(2,365)
Net gain on sale of non-operating real estate	—	2,744	—
Net income (loss) from rental activities	—	(338)	311
Write-off of intangible asset in connection with the sale of intellectual property	—	—	(4,303)
Other	145	102	(241)
Total royalty and other income, net	$6,356	$8,870	$1,740

In June 2012, we sold real property comprised of land and an office building located in Santa Clara, California, for a net sales price of $6.8 million. We recorded a pre-tax gain of approximately $2.7 million on the sale in royalty and other income, net, as this property was not utilized in our ongoing operations since its acquisition in the Symyx Merger.
Under our royalty income agreements, we have contractual minimum royalty income payments as follows (in thousands):

Fiscal year 2014	5,000
Fiscal year 2015	5,000
Total	$10,000

As these amounts are related to intellectual property acquired in the Symyx Merger as described above, they will be partially offset by amortization expense related to such intellectual property. The income related to these agreements for the years ended December 31, 2013, 2012 and 2011 is included in the net royalty income presented above of $6.0 million, $5.4 million and $6.2 million, respectively.

10. Income Taxes
Income (loss) from continuing operations before taxes was as follows:

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(In thousands)

U.S.	$3,318	$(12,827)	$3,372
Foreign	876	2,643	(2,363)
Total	$4,194	$(10,184)	$1,009

Income tax expense consists of the following:

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
		(In thousands)

Current:
Federal	$223	$72	$1,358
State	91	(1,518)	(152)
Foreign	1,048	763	950
Total current income tax expense (benefit)	$1,362	$(683)	$2,156
Deferred:
Federal	$(1,766)	$781	$(652)
State	(1,294)	10	(116)
Foreign	202	110	(2,144)
Total deferred income tax expense (benefit)	$(2,858)	$901	$(2,912)
Total income tax expense (benefit)	$(1,496)	$218	$(756)

The following reconciles income taxes computed at the U.S. statutory federal tax rate to income tax expense (benefit):

	Years Ended
	December 31, 2013	December 31, 2012*	December 31, 2011*

Income tax at U.S. statutory rate	$1,425	$(3,463)	$343
State income taxes, net of federal benefit	172	(52)	193
Foreign taxes, rate differential	298	163	(27)
Transaction costs	570	3	15
Indefinite life goodwill	505	791	540
Federal and state research and developmental credits	(1,422)	(1,764)	(1,047)
Equity compensation	174	413	145
Change in tax rate	418	(182)	2
Meals, entertainment and club dues	424	282	124
Change in uncertain tax positions	31	(2,050)	(316)
Alternative minimum tax	139	200	358
Section 956 inclusion	515	330	—
Contingent consideration	934	366	340
Other	314	471	(125)
Change in valuation allowance	(5,993)	4,710	(1,301)
Income tax expense (benefit)	$(1,496)	$218	$(756)

* Amounts for the years ended December 31, 2012 and December 31, 2011 have been recast to conform to current year presentation.

Significant components of our deferred tax assets and liabilities are as follows:

	December 31, 2013	December 31, 2012*
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$34,617	$35,227
Tax credits	10,845	6,534
Accruals and reserves	8,880	12,613
Property and equipment	3,205	5,567
Long term investments	1,109	6,519
Other deferred tax assets	313	485
Total gross deferred tax assets	$58,969	$66,945
Deferred tax liabilities:
Intangible assets	12,323	11,757
Indefinite lived intangible assets	5,038	4,533
Total gross deferred tax liabilities	$17,361	$16,290

Total net deferred tax assets	$41,608	$50,655
Valuation allowance for deferred tax assets	(46,319)	(52,670)
Net deferred taxes	$(4,711)	$(2,015)
* Amounts for the year ended December 31, 2012 have been recast to conform to current year presentation.
At December 31, 2013 and 2012, we had $5.0 million and $4.2 million, respectively, of net deferred tax liabilities in the U.S. related to indefinite-lived goodwill and intangible assets that are amortized for income tax purposes. For book purposes, the indefinite-lived goodwill and intangible assets will be charged to results of operations when they are determined to be impaired in accordance with ASC Topic 350. Because we cannot predict when these assets will be impaired and when the associated deferred tax liabilities will reverse, the deferred tax liabilities related to these assets are not considered a source of income to support the realization of our deferred tax assets.
Due to uncertainties surrounding our ability to generate future taxable income, a valuation allowance has been established against our domestic and certain foreign deferred tax assets. As of December 31, 2013 the valuation allowance was $46.3 million. For the year ended December 31, 2013, the valuation allowance decreased by $6.4 million primarily as a result of the partial release of the valuation allowance to offset the basis difference related to the Aegis Acquisition and also to absorb the final installment gain of the Intermolecular disposition. For the year ended December 31, 2012, the valuation allowance increased by $4.4 million primarily as a result of the Velquest Acquisition.
We do not record U.S. income taxes on the undistributed earnings of our foreign subsidiaries based upon the Company's intention to permanently reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the U.S. The undistributed earnings of the foreign subsidiaries as of December 31, 2013 are approximately $2.5 million. In the event we are required to repatriate funds from outside of the U. S., such repatriation would be subject to local laws, customs, and tax consequences. Due to the unbenefited loss in the U.S., the impact of any repatriation would not be material to the financial statements.
As of December 31, 2013, we had U.S. federal NOLs of approximately $82.3 million and tax credit carryforwards of approximately $4.2 million. We also had California NOLs of approximately $67.7 million and tax credit carryforwards of approximately $15.2 million. We also had approximately $4.0 million of UK NOLs and $6.6 million of Ireland NOLs. If not fully utilized, portions of our U.S. federal NOLs will expire in varying amounts from 2019 through 2030. Federal tax credit carryforwards will expire in varying amounts from 2020 through 2031. Portions of our California NOLs will expire in varying amounts from 2014 through 2030. The California tax credit carryforwards do not expire. The UK and Irish NOLs do not expire. Realization of our NOLs and credits is dependent upon our generating of sufficient taxable income prior to expiration of those attributes.

The future utilization of our NOLs to offset future taxable income may be subject to a substantial annual limitation as a result of changes in ownership by our stockholders that hold 5% or more of our common stock. An assessment of such ownership changes under Sections 382 and 383 of the Internal Revenue Code (the “Code”) was completed through December 31, 2013. As a result of this assessment, we determined that we experienced an ownership change in 2010 related to the acquisition of Symyx which will limit the future utilization of our NOLs and credit carryforwards. U.S. federal NOLs of approximately $12.8 million will expire due to limitations under Sections 382 and U.S. federal R&D credits of approximately $1.9 million will expire due to limitations under Section 383. Future ownership changes may further impact the utilization of existing NOLs and tax credit carryforwards. The Velquest Acquisition on December 30, 2011 and the ChemSW Acquisition on October 23, 2012 generated ownership changes under Sections 382 and 383 of the Code. The NOLs and tax credits expiration due to the ownership change related to the Velquest Acquisition are $14.9 million and $0.5 million, respectively. The Aegis Acquisition resulted in $17.3 million of NOL expiration due to an ownership change related to 2005.
Following is a tabular reconciliation of the Unrecognized Tax Benefits (“UTB”) activity during the year ended December 31, 2013 (excluding interest and penalties):

(In thousands)
Balance at December 31, 2010	$17,761
Additions based on tax positions related to the current year	189
Reductions for tax positions of prior year	—
Settlements	—
Reductions due to lapse of applicable statute of limitations	(747)
Impact of foreign currency fluctuations	(1,559)
Balance at December 31, 2011	$15,644
Additions based on tax positions related to the current year	909
Additions based on tax positions of prior year	611
Settlements	—
Reductions due to lapse of applicable statute of limitations	(2,393)
Impact of foreign currency fluctuations	95
Balance at December 31, 2012	$14,866
Additions based on tax positions related to the current year	295
Additions for tax positions of prior year	6,818
Reductions for tax positions of prior year	(1,691)
Settlements	—
Reductions due to lapse of applicable statute of limitations	—
Impact of foreign currency fluctuations	179
Balance at December 31, 2013	$20,467
Included in the balance of unrecognized tax benefits as of December 31, 2013, are $9.2 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2013, are $11.3 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.
We have elected to include interest expense and penalties accrued on unrecognized tax benefits as a component of our provision for income taxes. Interest and penalties incurred during each of the the years ended December 31, 2013, 2012 and 2011 were not material.
We believe that it is reasonably possible that approximately $1.0 million of our remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2014 as we settle current audits with the taxing authorities or statutes expire.
The United States federal audit cycle covering the consolidated income tax returns for the years ended 2010 and 2011 is ongoing as of December 31, 2013. After the United States federal examinations of the 2010 and 2011 tax years conclude, the remaining years subject to federal examination will be 2012 through 2013. The remaining years subject to state examination are 2009 through 2013. There are no other ongoing tax audits in any of foreign entities. Years subject to tax examination in the foreign jurisdictions are 2007 through 2013.

11. Retirement Savings Plans
U.S. Based Employees

We have an employee savings and retirement plan (the “401(K) Plan”). The 401(K) Plan is intended to be a tax-qualified plan covering substantially all U.S.-based employees. Under the terms of the 401(K) Plan, employees may elect to contribute up to 20% of their compensation, or the statutory prescribed limit, if less. We may, at our discretion, match employee contributions up to a maximum of 4% of the employee’s compensation. Employer matching contributions totaled $1.8 million, $1.7 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Non-U.S. Based Employees
We provide retirement benefits for employees located outside the U.S. commensurate with other similar companies in those respective locations. Employer contributions, in the form of cash, totaled $1.5 million, $1.2 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011

Numerator:
Net income (loss)	5,690	(10,402)	1,765
Denominator for basic and diluted net income (loss) per share:
Weighted average common shares outstanding for basic	55,686	55,696	55,489
Dilutive potential common stock equivalents	1,375	—	548
Weighted average common shares outstanding for diluted	57,061	55,696	56,037
Basic net income (loss) per share	$0.10	$(0.19)	$0.03
Diluted net income (loss) per share	$0.10	$(0.19)	$0.03
As we reported a net loss for the year ended December 31, 2012 basic and diluted net loss per share were the same. Potentially dilutive securities not included in the computation of diluted net income (loss) per share totaled approximately 3.3 million, 7.6 million and 3.8 million shares for the years ended December 31, 2013 and 2012 and 2011 and, respectively.

13. Guarantees
Guarantee of Lease Obligation of Others
On April 30, 2004, we spun-off our drug discovery subsidiary, Pharmacopeia Drug Discovery, Inc. (“PDD”), into an independent, separately traded, publicly held company through the distribution to our stockholders of a dividend of one share of PDD common stock for every two shares of our common stock. The landlords of our New Jersey facilities, which are used by our PDD operations, consented to the assignment of the leases to PDD. Despite the assignment, the landlords have required us to guarantee the remaining lease obligations, which totaled approximately $6.2 million as of December 31, 2013. In the event that PDD defaults on its lease commitment, we are permitted under the guarantee to sublease the facility in order to mitigate our lease obligation. In fiscal 2005, we recognized a liability and corresponding charge to stockholders’ equity for the probability-weighted fair value of the guarantee. Changes to the fair value of the liability are recognized in stockholders’ equity. The liability for our guarantee of the lease obligation was $0.1 million and $0.2 million at December 31, 2013 and 2012, respectively.
Other Guarantees and Indemnifications
We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We have also entered into indemnification agreements with our officers and directors. Although the maximum potential amount of future payments we could be required to make under these indemnifications is unlimited, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Additionally, we have insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any amounts paid. Therefore, we believe the estimated fair value of these agreements is minimal and the likelihood of incurring an obligation is remote. Accordingly, we have not accrued any liabilities in connection with these indemnification obligations as of December 31, 2013.
14. Commitments and Contingencies
Operating Leases
We lease office space in several facilities under operating leases that expire through 2023. Certain of our lease agreements contain renewal options, rent holidays or rent escalation clauses. In accordance with ASC Topic 840, Leases, we recognize rent expense on a straight-line basis over the term of the related operating leases, accounting for scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy and including any cancelable option periods where failure to exercise such options would result in economic penalty. Rent expense recognized in excess of rent paid is reflected as a deferred rent liability, which is included in lease-related liabilities in the accompanying consolidated balance sheets. Rent expense under our operating leases was $7.9 million, $5.7 million and $6.2 million for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively.
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
In addition, the lease provides that if our cash on hand, earnings before interest, taxes, depreciation and amortization, or market capitalization fall below certain thresholds, we will be required to deposit with the landlord a letter of credit equal to 12 times the then-current monthly installment of base rent, subject to certain adjustments and exceptions. The landlord will have the right to draw down on the letter of credit upon the occurrence of certain events, including, among other things, in connection with: (i) the bankruptcy of Accelrys (whether voluntary or involuntary); (ii) the landlord's receipt of notice that the bank extending the letter of credit will not renew or extend such letter of credit as provided for under the lease; or (iii) a material adverse change in the financial condition of the bank extending the letter of credit. There was no letter of credit outstanding as of December 31, 2013 associated with the lease.

Additionally, under the terms of the lease for our former San Diego, California corporate office, we were required to obtain an irrevocable letter of credit for $6.6 million to ensure our performance under the lease agreement. The letter of credit requirement decreased to $3.5 million on September 1, 2011 and expired upon termination of the lease on September 1, 2013.
The letter of credit was fully secured by cash and cash equivalents, which were released in the fourth quarter of fiscal 2013 and prior to the release were included in restricted cash in the accompanying consolidated balance sheet.

We sublease certain facilities abandoned in connection with previous restructuring activities, and sublease income is recorded as a reduction of the restructuring liability and related restructuring expense upon abandonment of the facility.
Future minimum lease commitments and future committed sublease income as of December 31, 2013 are as follows:

	Operating Lease Commitments	Sublease Income	Net
	(In thousands)
Fiscal Year 2014	$6,728	$856	$5,872
Fiscal Year 2015	5,642	724	4,918
Fiscal Year 2016	3,878	364	3,514
Fiscal Year 2017	3,627	—	3,627
Fiscal Year 2018	2,776	—	2,776
Thereafter	14,236	—	14,236
Total	$36,887	$1,944	$34,943
Royalties
We are obligated to pay royalties for licenses to enhance and market certain software used in connection with our product offerings. Annual contractual minimum royalty payments as of December 31, 2013 are as follows (in thousands):

Fiscal Year 2014	$1,105
Fiscal Year 2015	1,149
Fiscal Year 2016	1,194
Fiscal Year 2017	1,239
Fiscal Year 2018	1,294
Thereafter(1)	1,655
Total minimum royalty commitments	$7,636

(1) For purposes of the contractual minimum royalty payments table, we have included indefinite-lived contractual minimum royalty payments due in the ten fiscal years following December 31, 2013.

In addition to the contractual minimum royalties included in the table above, we have several royalty agreements that are long term or perpetual in nature and the royalty obligations are generally based on a percentage of revenues derived from certain software license sales and associated sales of PCS. The royalty agreements require quarterly payments and generally do not limit the maximum royalties owed. We incurred royalty related expenses of $5.3 million, $5.5 million and $5.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
15. Legal Proceedings

Borealis Settlement
In July 2012, Symyx and Symyx Solutions, Inc. (collectively, the “Symyx Parties” ), each a wholly owned subsidiary we acquired in 2010, received a request for arbitration from Borealis AG ( “Borealis” ), a customer of the Symyx Parties, and on October 5, 2012, Borealis served us with its Statement of Case in connection with the arbitration, which is pending before the London Court of International Arbitration. The dispute related to certain software and professional services arrangements that Borealis claimed were not completed by the Symyx Parties pursuant to the terms of the underlying agreements during periods prior to our acquisition of the Symyx Parties.

On December 20, 2013, we entered into a settlement agreement (the “Settlement Agreement”) with Borealis in connection with the arbitration. Pursuant to the Settlement Agreement, (i) each party agreed to release all Claims (as defined in the Settlement Agreement) against the other party, in each case without any admission of liability to the other, (ii) the Symyx Parties agreed to make a one-time settlement payment, net of any tax withholding, to Borealis of $16.0 million (the “Settlement Payment” ), and (iii) the parties agreed to take all actions necessary to obtain dismissal of the arbitration. We have received insurance proceeds relating to the Settlement Payment in the amount of approximately $10.1 million thereby resulting in a total net out of pocket payout by us of $5.9 million related to the Settlement Payment. We had previously accrued a reserve of approximately $10 million with respect to this matter and, accordingly, have reversed any excess accrual upon receipt of insurance proceeds in the fourth quarter of 2013. All amounts incurred in connection with these matters have been recorded in the “Business consolidation, restructuring and headquarter-relocation costs” line in the accompanying consolidated statements of operations.
Other Claims and Litigation
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
For information regarding legal proceedings that have arisen since the fiscal year ended December 31, 2013, see Note 16.
16. Subsequent Events
Acquisition of Accelrys by Dassault Systemes Americas Corp.
On January 30, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dassault Systemes Americas Corp., a Delaware corporation (“ DSAC”) and a wholly owned indirect subsidiary of Dassault Systèmes SA, a French corporation with limited liability,, and 3DS Acquisition Corp., a Delaware corporation and wholly owned subsidiary of DSAC (“Purchaser”). Pursuant to the terms of the Merger Agreement, on February 13, 2014, Purchaser commenced a tender offer (the “Offer”) to purchase all of the outstanding shares of our common stock at a price per share of $12.50, net to the seller in cash, without interest (such amount, as it may be adjusted from time to time on the terms and subject to the conditions set forth in the Merger Agreement the “Offer Price”), and subject to deduction for any required withholding of taxes. The initial expiration date of the Offer is 12:00 midnight, New York City time, on March 13, 2014 (which is the end of the day on March 13, 2014), subject to extension in certain circumstances as required or permitted by the Merger Agreement.
The consummation of the Offer is subject to customary closing conditions, including, among other things, (i) the valid tender of shares of our common stock representing at least a majority of the total outstanding shares of our common stock, calculated on a fully diluted basis, (ii) the expiration or termination of waiting periods and the obtaining of all applicable consents or approvals required under applicable antitrust, competition and trade regulation laws of Germany and Austria and (iii) the conclusion or termination of review by The Committee on Foreign Investment in the United States.
Upon completion of the Offer, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Purchaser will be merged with and into us, and we will survive as a wholly owned subsidiary of DSAC (the “Merger”). The Merger Agreement provides that the Merger will be governed by Section 251(h) of the Delaware General Corporation Law (the “DGCL”) and will be effected as soon as practicable following the consummation of the Offer without a meeting of our stockholders pursuant to Section 251(h) of the DGCL.
Upon completion of the Merger, each outstanding share of our common stock (other than shares owned by Accelrys, Inc. DSAC or Purchaser or their subsidiaries and shares owned by holders who have validly exercised their appraisal rights under the DGCL) will be canceled and converted into the right to receive an amount in cash equal to the Offer Price, payable to the holder thereof on the terms and subject to the conditions set forth in the Merger Agreement. In addition, upon completion of the Merger, (i) each outstanding option to purchase our common stock, whether vested or unvested, will be canceled, with the holder thereof becoming entitled to receive an amount in cash equal to (a) the excess, if any, of (1) the Offer Price minus (2) the exercise price per share of common stock subject to such option, multiplied by (b) the number of shares of common stock subject to such option, and (ii) each outstanding RSU will be canceled, with the holder thereof becoming entitled to receive an amount in cash equal to the product of (a) the number of shares of our common stock subject to such RSU and (b) the Offer Price.

The Merger Agreement contains customary representations, warranties and covenants, including, among other things, covenants regarding the operation of our business prior to the completion of the Merger and covenants obligating us to use reasonable best efforts to obtain required regulatory approvals. The Merger Agreement also contains customary “no solicitation” provisions restricting our ability to solicit or participate in discussions regarding any third-party proposals relating to alternative transactions, subject to certain exceptions to permit our board of directors to comply with its fiduciary duties, including in connection with our receipt of an unsolicited written proposal relating to an alternative transaction that our board of directors determines is or would reasonably be expected to result in a superior proposal.
The Merger Agreement also includes customary termination provisions in favor of both us and DSAC, and provides that in connection with the termination of the Merger Agreement under certain circumstances, we must pay DSAC a termination fee of $25,000,000, including due to termination of the Merger Agreement by us to accept a superior proposal.
Transaction Litigation
On February 6, 2014, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware on behalf of our stockholders, challenging the proposed Offer and Merger (the “Transactions”). The lawsuit names us, the members of our board of directors, DSAC and Purchaser as defendants. The complaint generally alleges, among other things, that the members of our board of directors breached their fiduciary duties to our stockholders in connection with the Transactions by undertaking a flawed process that failed to maximize stockholder value, and that DSAC and Purchaser aided and abetted the alleged breach of fiduciary duties. The complaint seeks, among other things, (i) preliminary and permanent injunctive relief enjoining the defendants from consummating the Transactions pursuant to the terms of the Merger Agreement, (ii) damages and (iii) recovery of attorneys’ fees and other fees and costs. On February 24, 2014, the plaintiff in this lawsuit filed an amended complaint to include allegations that our officers and directors have interests in Transactions that conflict with the best interests of our stockholders and that our Solicitation/Recommendation Statement on Schedule 14D-9 (as may be amended and supplemented from time to time, the “Schedule 14D-9”), filed with the SEC on February 13, 2014, contains materially incomplete and misleading disclosures.
On February 21, 2014, a second putative class action lawsuit was filed in the Court of Chancery of the State of Delaware on behalf of our stockholders, challenging the proposed Transactions. The lawsuit names us, the members of our board of directors, Dassault Systèmes SA, DSAC and Purchaser as defendants. The complaint generally alleges, among other things, that the members of our board of directors breached their fiduciary duties to our stockholders in connection with the proposed Transactions by facilitating the acquisition of Accelrys for inadequate consideration and through a flawed sales process, agreeing to unfair deal protection devices that will preclude other bidders from making competing offers and misrepresenting and failing to disclose in the Schedule 14D-9 material information necessary for our stockholders to decide whether to tender their Accelrys common stock pursuant to the Offer or seek appraisal. The complaint further alleges that the other defendants aided and abetted the alleged breach of fiduciary duties. The complaint seeks, among other things, (i) injunctive relief enjoining the defendants from consummating the Transactions pursuant to the terms of the Merger Agreement, (ii) injunctive relief enjoining the Merger Agreement as invalid and unenforceable, or in the alternative, amending or enjoining the deal protection provisions of the Merger Agreement as necessary to ensure a full and fair sales process for the benefit of the plaintiffs, and unless or until the defendants disclose all material information to our stockholders, (iii) damages, (iv) imposition of a constructive trust in favor of the plaintiffs with respect to any benefits improperly received by the defendants as a result of their alleged wrongdoing and (v) recovery of attorneys’ fees and other fees and costs.
If the plaintiffs are successful in obtaining the injunctive relief sought, we may be unable to consummate the Offer and the Merger pursuant to the terms of the Merger Agreement in the expected timeframe, or at all. We, our board of directors, Dassault Systemes SA, DSAC and Purchaser believe the respective allegations against them in the complaints are wholly without merit, and we each intend to vigorously defend against those allegations.

17. Selected Quarterly Financial Information (unaudited)
The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of results for the periods presented (in thousands, except per share amounts).

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:
License and subscription revenue	$22,275	$20,487	$20,713	$22,918
Maintenance on perpetual licenses	10,064	9,497	9,926	10,709
Content	2,568	2,418	2,373	2,505
Professional services and other	7,231	6,634	7,865	10,343
Total revenue	42,138	39,036	40,877	46,475
Cost of revenue:
Cost of revenue	11,907	10,580	9,662	12,642
Amortization of completed technology	2,216	2,213	2,299	2,848
Total cost of revenue	14,123	12,793	11,961	15,490
Gross profit	28,015	26,243	28,916	30,985
Operating expenses:
Product development	10,368	9,729	8,622	8,758
Sales and marketing	15,133	15,356	13,372	16,925
General and administrative	4,384	4,098	3,655	4,366
Business consolidation, transaction and headquarter-relocation costs	2,159	2,063	9,776	1,479
Note Receivable Impairment	—	—	—	1,663
Purchased intangible asset amortization	2,433	2,411	2,415	3,051
Total operating expenses	34,477	33,657	37,840	36,242
Operating loss	(6,462)	(7,414)	(8,924)	(5,257)
Net gain on sale of intellectual property	74	25,821	—	—
Royalty and other income, net	1,399	1,997	1,456	1,504
Income (loss) before income taxes	(4,989)	20,404	(7,468)	(3,753)
Income tax expense (benefit)	737	617	827	(3,677)
Net income (loss)	$(5,726)	$19,787	$(8,295)	$(76)
Basic net income (loss) per share	$(0.10)	$0.36	$(0.15)	$(0.001)
Diluted net income (loss) per share	$(0.10)	$0.35	$(0.15)	$(0.001)

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:
License and subscription revenue	$21,697	$21,399	$23,195	$23,149
Maintenance on perpetual licenses	9,491	9,128	9,600	10,035
Content	3,543	3,032	2,919	2,991
Professional services and other	4,708	4,835	4,785	8,019
Total revenue	39,439	38,394	40,499	44,194
Cost of revenue:
Cost of revenue	9,878	10,017	9,839	11,961
Amortization of completed technology	2,081	2,074	2,108	2,580
Total cost of revenue	11,959	12,091	11,947	14,541
Gross profit	27,480	26,303	28,552	29,653
Operating expenses:
Product development	9,552	9,747	9,658	9,892
Sales and marketing	13,865	13,813	12,765	17,528
General and administrative	4,526	4,367	4,358	4,229
Business consolidation, transaction and restructuring costs	630	(21)	606	6,588
Purchased intangible asset amortization	2,095	2,118	2,107	2,619
Total operating expenses	30,668	30,024	29,494	40,856
Operating loss	(3,188)	(3,721)	(942)	(11,203)
Royalty and other income, net	1,631	3,613	1,863	1,763
Income (loss) before taxes	(1,557)	(108)	921	(9,440)
Income tax expense (benefit)	697	412	320	(1,211)
Net income (loss)	$(2,254)	$(520)	$601	$(8,229)
Basic net income (loss) per share	$(0.04)	$(0.01)	$0.01	$(0.15)
Diluted net income (loss) per share	$(0.04)	$(0.01)	$0.01	$(0.15)

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:
License and subscription revenue	$19,480	$18,587	$20,127	$21,231
Maintenance on perpetual licenses	7,814	8,581	9,166	9,301
Content	4,048	4,272	4,248	4,270
Professional services and other	3,258	2,286	2,710	4,960
Total revenue	34,600	33,726	36,251	39,762
Cost of revenue:
Cost of revenue	9,380	8,835	8,349	9,501
Amortization of completed technology	2,037	2,037	2,184	2,135
Total cost of revenue	11,417	10,872	10,533	11,636
Gross profit	23,183	22,854	25,718	28,126
Operating expenses:
Product development	8,535	8,402	8,261	8,779
Sales and marketing	13,489	12,339	11,516	14,173
General and administrative	4,381	3,960	4,079	4,047
Business consolidation, transaction and restructuring costs	1,602	2,418	2,205	1,550
Purchased intangible asset amortization	2,394	2,394	2,555	2,503
Total operating expenses	30,401	29,513	28,616	31,052
Operating loss	(7,218)	(6,659)	(2,898)	(2,926)
Net gain on sale of cost method investment	—	—	—	18,970
Royalty and other (expense) income, net	2,280	1,837	882	(3,259)
Income (loss) before taxes	(4,938)	(4,822)	(2,016)	12,785
Income tax expense (benefit)	507	(33)	190	(1,420)
Net income (loss)	$(5,445)	$(4,789)	$(2,206)	$14,205
Basic net income (loss) per share	$(0.10)	$(0.09)	$(0.04)	$0.26
Diluted net income (loss) per share	$(0.10)	$(0.09)	$(0.04)	$0.25

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures
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
As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
Management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include the internal controls of entities acquired in 2013 which were included in our 2013 consolidated financial statements, Qumas which we acquired on December 9, 2013, ChemSW which we acquired on September 3, 2013 and Vialis which we acquired on January 11, 2013, and constituted $15.2 million and $11.0 million of total assets and total liabilities, respectively, as of December 31, 2013 and $5.7 million and $2.6 million of revenues and net loss before income taxes, respectively, for the year ended December 31, 2013.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Report, has also audited our internal control over financial reporting as of December 31, 2013, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, those controls.

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
The foregoing summary of the Indemnification Agreements qualified in its entirety by reference to the form of Indemnification Agreement that is attached as Exhibit 10.41 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Accelrys, Inc.
We have audited Accelrys Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Accelrys, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Vialis AG, ChemSW, Inc. and Qumas Limited., which are included in the 2013 consolidated financial statements of Accelrys, Inc. and constituted $15.2 million and $11.0 million of total assets and total liabilities, respectively, as of December 31, 2013 and $5.7 million and $2.6 million of revenues and net loss before income taxes , respectively, for the year then ended. Our audit of internal control over financial reporting of Accelrys, Inc. also did not include an evaluation of the internal control over financial reporting of Vialis AG, ChemSW, Inc. and Qumas Limited.
In our opinion, Accelrys, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Accelrys, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Accelrys, Inc. and our report dated March 7, 2014 expressed an unqualified opinion thereon.
/s/Ernst & Young LLP
San Diego, California
March 7, 2014

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be included in the applicable Subsequent Filing to be filed within 120 days of our fiscal year ended December 31, 2013.

Item 11.	Executive Compensation
The information required by this item will be included in the applicable Subsequent Filing to be filed within 120 days of our fiscal year ended December 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the applicable Subsequent Filing to be filed within 120 days of our fiscal year ended December 31, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in the applicable Subsequent Filing to be filed within 120 days of our fiscal year ended December 31, 2013.

Item 14.	Principal Accountant Fees and Services
The information required by this item will be included in the applicable Subsequent Filing to be filed within 120 days of our fiscal year ended December 31, 2013.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
The following Consolidated Financial Statements are included:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013, December 31, 2012 and December 31, 2011
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, December 31, 2012 and December 31, 2011
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, December 31, 2012, December 31, 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012, December 31, 2011
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2013	$143	$—	$—	$143
Year ended December 31, 2012	$143	$—	$—	$143
Year ended December 31, 2011	$163	$—	$(20)	$143

(1)	Represents write-offs, net of recoveries.
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

2.5
Agreement and Plan of Merger, dated as of October 23, 2012, by and among Accelrys, Inc., Aardvark Acquisition Corp., Aegis Analytical Corporation and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to Accelrys, Inc.'s Current Report on Form 8-K filed on October 29, 2012).

2.6
Securities Purchase Agreement, dated as of September 3, 2013, by and among Accelrys, Inc. and the parties listed therein (incorporated by reference to Exhibit 2.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on September 4, 2013).

2.7
Agreement, dated as of December 9, 2013, by and among Accelrys Software, Inc., Qumas Limited, each of the persons listed on Exhibit B thereto and Simon Clark, as the representative of the sellers listed therein (incorporated by reference to Exhibit 2.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on December 10, 2013).

2.8
Agreement and Plan of Merger, dated as of January 30, 2014, among Accelrys, Inc., Dassault Systemes Americas Corp. and 3DS Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on January 30, 2014).

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

10.14#	Intellichem, Inc. 2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.4 to Accelrys, Inc.'s Registration Statement on Form S-8 filed on August 9, 2010).

10.15#	Symyx Technologies, Inc. 2001 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.5 to Accelrys, Inc.'s Registration Statement on Form S-8 filed on August 9, 2010).

10.16#	Synthematix, Inc. Amended and Restated 2000 Equity Compensation Plan (incorporated by reference to Exhibit 4.6 to Accelrys, Inc.'s Registration Statement on Form S-8 filed on August 9, 2010).

10.17#	Symyx Technologies, Inc. 1997 Stock Plan, as amended (incorporated by reference to Exhibit 4.7 to Accelrys, Inc.'s Registration Statement on Form S-8 filed on August 9, 2010).

10.18	Accelrys, Inc. 2011 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to Accelrys, Inc.'s Registration Statement on Form S-8 filed on August 10, 2011).

10.19	Accelrys, Inc. 2005 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 to Accelrys, Inc.'s Registration Statement on Form S-8 filed on August 26, 2005).

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

10.28
Form of Indemnification Agreement between Accelrys Inc. and its Directors and Executive Officers (incorporated by reference to Exhibit 10.41 to Accelrys, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.29#
Terms of continuing employment of Matthew Hahn, dated as of August 12, 2005 (incorporated by reference to Exhibit 10.3 to Accelrys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.30#
Second Amendment to Employment Agreement, dated September 26, 2006, between Accelrys, Inc. and Mathew Hahn, Ph.D. (incorporated by reference to Exhibit 99.2 to Accelrys, Inc.'s Current Report on Form 8-K filed on September 28, 2006).

10.31#
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

10.36#
Employment Agreement, dated January 5, 2010, between Michael Piraino and Accelrys, Inc. (incorporated by reference to Exhibit 10.3 to Accelrys, Inc.'s Current Report on Form 8-K filed on January 5, 2010).

10.37#
Letter Agreement, dated as of August 21, 2012, by and between Accelrys, Inc. and Leif Pedersen (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10.38#
Letter Agreement, dated as of September 15, 2010, by and between Accelrys, Inc. and Mollie Hunter, as supplemented by that certain Addendum dated February 18, 2011 and that certain Addendum dated February 1, 2013 (incorporated by reference to Exhibit 10.2 to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.39#
Offer Letter, dated as of April 2, 2013, by and between Accelrys, Inc. and Jason Gray (incorporated by reference to Exhibit 10.1 to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.40#
Offer Letter, dated as of January 11, 2012, by and between Accelrys, Inc. and Scott Hiraoka (incorporated by reference to Exhibit (e)(46) to Accelrys, Inc.’s Solicitation/Recommendation Statement on Schedule 14D-9 filed on February 13, 2014).

10.41#	2013 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to Accelrys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.42#
Settlement Agreement, dated as of December 20, 2013, by and among Symyx Technologies, Inc., Symyx Solutions, Inc. and Borealis AG (incorporated by reference to Exhibit 2.1 to Accelrys, Inc.’s Current Report on Form 8-K filed on December 24, 3013).

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
Michael A. Piraino
Executive Vice President and Chief Financial
Officer (Duly Authorized Officer, Principal
Financial Officer and Principal Accounting
Officer)
	Date:	March 7, 2014

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ MAX CARNECCHIA Max Carnecchia	President and Chief Executive Officer (Principal Executive Officer)	March 7, 2014

/s/ MICHAEL A. PIRAINO Michael A. Piraino	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 7, 2014

/s/ CHRIS VAN INGEN Chris van Ingen	Chairman of the Board of Directors	March 7, 2014

/s/ JEFFREY RODEK Jeffrey Rodek	Director	March 7, 2014

/s/ TIMOTHY HARKNESS Timothy Harkness	Director	March 7, 2014

/s/ HEIDI MELIN Heidi Melin	Director	March 7, 2014

/s/ LARRY FERGUSON Larry Ferguson	Director	March 7, 2014