Form 10-K/A
period 2013-12-31
ACCELRYS, INC.
filed 2014-04-28
CIK 1002388

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
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of April 11, 2014 was 55,843,061, net of treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to the Annual Report on Form 10-K of Accelrys, Inc. (the “Company”, “we”, “our”, “us” or “Accelrys”) for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2014 (the “Form 10-K”), is being filed to replace Part III, Item 10 through Item 14, previously intended to be incorporated by reference to the Company’s definitive proxy statement filed pursuant to Regulation 14A in connection with the Company’s 2014 Annual Meeting of Stockholders or an amendment to the Form 10-K. In connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, we are including with this Form 10-K/A certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Other than with respect to the foregoing, this Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Part I or Part II of the Form 10-K.

ACCELRYS, INC.
FORM 10-K/A—ANNUAL REPORT
For the Fiscal Year Ended December 31, 2013

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information Concerning Directors and Executive Officers
The following sets forth certain information as of April 11, 2014 regarding our directors and executive officers.

Name	Age	Position
Chris van Ingen	67	Director
Max Carnecchia	51	Director and President and Chief Executive Officer
Larry Ferguson	64	Director
Timothy Harkness	47	Director
Heidi Melin	48	Director
Jeffrey Rodek	60	Director
Michael A. Piraino	60	Executive Vice President and Chief Financial Officer
Jason Gray	43	Senior Vice President, General Counsel and Corporate Secretary
Matthew Hahn, Ph.D.	53	Senior Vice President and Chief Technology Officer
Judith Ohrn Hicks	50	Senior Vice President, Human Resources
Scott Hiraoka	57	Senior Vice President, Software Development
Mollie Hunter	55	Senior Vice President, Global Sales & Services
Leif Pedersen	50	Senior Vice President of Marketing, Product Management and Corporate Development
Chris van Ingen currently serves as our Chairman of the Board and has served as a director since July 2010. From March 2008 to June 2010, he served as a director of Symyx Technologies, Inc. (“Symyx”). He was President of the Bio‑Analytical Measurement Group of Agilent Technologies, Inc., a bio‑analytical and electronic measurement company, from 2001 to 2007. Prior to 2001, Mr. van Ingen was Vice President of Sales and Marketing of the Chemical Analysis Group of Hewlett Packard and Agilent Technologies. Mr. van Ingen currently serves as a director of the Bruker Corporation a high-performance life and material sciences company is a director of the Promega Corporation, a leading provider of innovative life sciences solutions, and a director of the ProteinSimple Corporation.
Mr. van Ingen brings a wealth of sales and marketing experience to our board of directors (the “Accelrys Board”), having held various positions with Hewlett Packard and Agilent Technologies. With over two decades of experience in leadership positions, he offers a broad understanding of the technology industry and has the skills necessary to be our Chairman. As a former director of Symyx, Mr. van Ingen brings to the Accelrys Board knowledge of Symyx’s business that makes him a valuable contributor to the success of the Company.
Max Carnecchia currently serves as our President and Chief Executive Officer and has also served on the Accelrys Board since June 2009. Prior to joining the Company, Mr. Carnecchia served as President of Interwoven, Inc., a content management software company, which was acquired by Autonomy Corporation plc in January 2009. Prior to joining Interwoven, Mr. Carnecchia served as Vice President of Global Sales of Xoriant Corporation, a software product development company, from April 2000 to January 2001 and as Vice President of Sales and Services of SmartDB Corporation, a provider of data integration toolkits for systems integrators and IT organizations, from September 1996 to February 2000.
Mr. Carnecchia has demonstrated significant leadership skills as President of Interwoven and Vice President of Xoriant and SmartDB and brings more than two decades of high technology experience to his position on the Accelrys Board. Mr. Carnecchia’s extensive knowledge of the industry in which we operate, as well as his unique role in the day‑to‑day operations of the Company as our President and Chief Executive Officer, allows him to bring to the Accelrys Board a broad understanding of the operational and strategic issues facing the Company.
Larry Ferguson has served as a director since October 2008. Mr. Ferguson is currently President of the Ferguson Group, a private equity investment and consulting firm which provides advisory services to information technology companies, and has held such position since founding the group in 1995. From 2006 to 2008, Mr. Ferguson served as Chief Executive Officer of First Consulting Group, a publicly traded provider of information technology services and products to health and life sciences organizations that was acquired by Computer Sciences Corporation in 2008. Mr. Ferguson previously served as President of Health Systems Group of American Express Information Services, a provider of high‑volume information processing and communications services, from 1986 to 1992 and as President of Health Systems Group of First Data Corp., a payment processing company, from 1992 to 1995. From 2002 to 2005, Mr. Ferguson served as Chairman of the board of directors of Daou Systems, Inc., a publicly traded provider of consulting and management services to healthcare organizations, and from 1997 to 2002, he served as a member of the board of directors of Sunquest Information Systems, a publicly traded healthcare information systems company. He is currently a member of the board of directors of Hooper Holmes, Inc., a publicly traded provider of risk assessment services for the insurance industry.
With his years of experience serving in key senior executive roles (including as chief executive officer) and as a director of several publicly traded companies, Mr. Ferguson brings to the Accelrys Board critical insight into the operational requirements of a public company. In addition, his service on the boards of directors of a variety of other companies and his experience as a consultant give him a deep understanding of the challenges faced by public companies and allow him to bring a variety of viewpoints and perspectives to the deliberations of the Accelrys Board.
Timothy Harkness has served as a director since July 2010 and served as a director of Symyx from March 2008 until the completion of the merger between the Company and Symyx. Mr. Harkness has also served as the President and Chief Executive Officer of ProteinSimple, a private life sciences tools company focused on improving protein research, since June 2008. From August 2007 through December 2007, Mr. Harkness served as Chief Financial Officer and Senior Vice President of Operations of Nektar Therapeutics, a biopharmaceutical company. From July 1998 through April 2007, Mr. Harkness served as Chief Financial Officer and Senior Vice President of Operations of Molecular Devices Corporation, an international life sciences tools company. He is a member of the board of directors of Freeslate, a private high‑throughput research company, and ProteinSimple.
As an experienced executive in the life science technology field, Mr. Harkness is knowledgeable of the financial and management elements of the Company’s business. Having served in management positions for private and international companies in various sectors of the technology industry, he offers a broad operational perspective and innovative thinking. As a former director of Symyx, Mr. Harkness brings to the Accelrys Board knowledge of Symyx’s business that makes him a valued contributor to the success of the Company.
Heidi Melin has served as a director since July 2013. Ms. Melin is currently the Chief Marketing Officer of Plex Systems, Inc., a cloud Enterprise Resource Planning (ERP) technology company that delivers plant floor‑focused ERP to manufacturers. From May 2012 through March 2013, Ms. Melin served as Senior Vice President and Chief Marketing Officer at Eloqua, a provider of innovative marketing automation and revenue performance management solutions that form the centerpiece of Oracle’s marketing cloud. From May 2011 through April 2012, Ms. Melin served as Executive Vice President and Chief Marketing Officer at Taleo, a cloud‑based talent management platform acquired by Oracle in 2012. From September 2007 through March 2011, Ms. Melin served as Senior Vice President and Chief Marketing Officer at Polycom, a global leader in voice and video collaboration solutions. From June 2005 through June 2007, Ms. Melin was Chief Marketing Officer at Hyperion. From February 1996 through January 2005, she served as Group Vice President, Marketing at PeopleSoft.
As an experienced executive with over 20 years of experience in marketing communications in the high technology industry, Ms. Melin brings to the Accelrys Board broad marketing, brand strategy and demand generation expertise
Jeffrey Rodek has served as a director since 2007. Mr. Rodek is currently a senior lecturer at the Fisher College of Business at The Ohio State University. Mr. Rodek served as a part‑time general partner and senior advisor with Accretive, LLC, a private equity firm, from July 2007 to December 2009 and as the Executive Chairman of the board of directors of Hyperion Solutions Corporation, the global leader in business performance management software, from 2004 until its acquisition by Oracle Corporation in 2007. From 1999 through 2004, Mr. Rodek served as Hyperion’s Chairman and Chief Executive Officer. Prior to joining Hyperion, Mr. Rodek served as President and Chief Operating Officer of Ingram Micro, the world’s largest wholesale provider of technology solutions, products and services, and in various capacities at FedEx Corporation. Mr. Rodek also serves on the Advisory Board of Resource Interactive, a digital marketing company located in Columbus, Ohio, and is a member of the board of directors of PTS Physicians LLC and BriefLogic, private software and services companies.
As the former Chairman and Chief Executive Officer of Hyperion Solutions Corporation, Mr. Rodek brings management experience, leadership capabilities, financial knowledge and business acumen to the Accelrys Board. As a faculty member at the Fisher College of Business at The Ohio State University, Mr. Rodek is a recognized expert and speaker on business performance and related topics, including corporate governance and leadership, making him a highly qualified and valued contributor to the Accelrys Board.
There are no family relationships among any of our directors. There currently are no legal proceedings, and during the past 10 years there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any of our directors or director nominees.
Michael A. Piraino has served as our Executive Vice President and Chief Financial Officer since July 2010. He previously served as our Senior Vice President and Chief Financial Officer from January 2010 to July 2010. Prior to joining Accelrys, from May 2008 to June 2009, he served as Chief Financial Officer of M2 Technology Partners, LLC, a private investment company focused on domestic and international acquisitions of software and services businesses owned by Accel‑KKR, a technology‑focused private equity investment firm. From April 2003 to May 2008, he was Executive Vice President and Chief Financial Officer of Epicor Software Corporation, a leading global provider of enterprise business software solutions for midmarket‑sized companies. Mr. Piraino is a certified public accountant.
Jason Gray has served as our Senior Vice President, General Counsel and Corporate Secretary since May 2013. From November 2002 through May 2013, Mr. Gray served as Senior Vice President Strategic Development, General Counsel and Corporate Secretary at Mitchell International, Inc., a leading provider of property/casualty claims technology and solutions with over 30,000 customers. From November 1999 through November 2002, he served as Vice President, General Counsel and Corporate Secretary at NetRatings, Inc., helping to bring the media measurement and analysis company through a successful initial public offering. From August 1997 through November 1999, Mr. Gray served as a corporate securities attorney at Wilson Sonsini Goodrich & Rosati, the premier legal advisor to technology, life sciences and other growth enterprises worldwide. Mr. Gray started his legal career as an attorney with US Robotics Corporation from March 1996 through July 1997, which merged with 3Com Corporation. He currently serves on the board of directors of Tensegrity, Inc. and is a past board member of the San Diego Chapter of the Association of Corporate Counsel.
Mathew Hahn, Ph.D., has served as our Senior Vice President and Chief Technology Officer since July 2010. Prior to that, he served as our Senior Vice President of Research and Development from 2009 to 2010, our Vice President of Research and Development, from 2008 to 2009, our Vice President of Platform Strategy and Technologies from 2006 to 2008, and our Vice President, Chief Science Officer from 2005 to 2006. From 2004 to 2005, Dr. Hahn served as Vice President, General Manager of SciTegic, Inc., a wholly owned subsidiary of Accelrys that Dr. Hahn co‑founded in 1999 and we acquired in 2005. Prior to founding SciTegic, Inc., Dr. Hahn served as Director of Development at Accelrys from 1989 to 1999.
Judith Ohrn Hicks has served as our Senior Vice President, Human Resources since March 2012. She previously served as our Vice President, Human Resources since 1999. Mrs. Ohrn Hicks originally joined Accelrys in 1993 and has held a variety of human‑resources‑related positions during her tenure with Accelrys. Prior to 1993, she held positions with the specialty retail division of General Mills, Inc., a leading producer of packaged consumer foods, and Software Developers Corporation, a publicly traded software company that was acquired by Programmer’s Paradise, Inc., a publicly traded company, in June 1996.
Scott Hiraoka has served as our Senior Vice President, Software Development since June 2013. From January 2011 through June 2013, Mr. Hiraoka served as our Vice President of Professional Services responsible for worldwide delivery of the Company’s broad product line of enterprise applications and platform technologies supporting improved Scientific Innovation Lifecycle Management. Prior to joining Accelrys, from February 2002 through January 2011, Mr. Hiraoka was a co‑founder and leadership team member of several startup and new technology companies, including NewMomentum, LLC, a SaaS solution for global anti‑counterfeiting and intellectual property risk management. From October 1995 through February 2002, he served as a senior executive holding key leadership positions at Epicor Software Corporation, including Senior Vice President and General Manager of Epicor iSolutions Division and Senior Vice President of Worldwide Product Development. From April 1986 through October 1995, Mr. Hiraoka was the founder and Chief Executive Officer of ArrowKey Systems, Inc., an early developer of wireless manufacturing execution system and warehouse management solutions, which became part of Epicor Software Corporation.
Mollie Hunter has served as our Senior Vice President, Global Sales & Services since January 2012. She previously served as our Vice President, Worldwide Presales & Professional Services from October 2010 to December 2011. Prior to joining Accelrys, Ms. Hunter was a Partner at Eventus Strategies, LLC, a strategic business consulting firm focused on business plan and sales strategy development and internal systems and operational support, from March 2008 to August 2011. From October 2006 to June 2007, she served as Chief Operating Officer of New Momentum, LLC, a provider of enterprise brand intelligence solutions, where she assisted in the development of the market strategy for a new product concept, managed development resources and prepared and presented the market strategy to investors and potential partners. From September

1997 to June 2005, Ms. Hunter held positions of increasing responsibility with Epicor Software Corporation, a leading global provider of enterprise business software solutions for midmarket‑sized companies, most recently holding the positions of Senior Vice President of the manufacturing business unit and Vice President of Product Marketing.
Leif Pedersen has served as our Senior Vice President of Marketing, Product Management and Corporate Development since October 2012. Prior to joining Accelrys, from May 2007 to September 2012, Mr. Pedersen served as Vice President of Siemens AG, a global electronics and electrical engineering company, with global responsibility for driving company growth within the automotive, pharmaceutical, aerospace, consumer packaged goods, food and beverage, chemicals and other industries. From November 2005 to April 2007, he served as Vice President of UGS Corporation, a product lifecycle management software company, prior to its acquisition by Siemens AG, where he was responsible for managing business strategies within eight industry verticals and was part of a team that successfully grew UGS Corporation into a leading global product lifecycle management software solutions company. From March 1986 to October 2005, Mr. Pedersen held executive leadership positions with Vignette Corp., Novell Inc., Computer Associates and Oracle Corporation.
There are no family relationships among any of our executive officers. There currently are no legal proceedings, and during the past 10 years there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any of our executive officers.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) (“Section 16(a)”) of the Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and beneficial owners of more than 10% of any class of our securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Directors, executive officers and 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% beneficial owners were complied with.

Code of Business Conduct and Ethics
The Accelrys Board has adopted a Code of Business Conduct and Ethics that all directors, executive officers and employees must review and observe. The Code of Business Conduct and Ethics includes policies on regulatory compliance, conflicts of interest and confidentiality. The Code of Business Conduct and Ethics can be found in the “About Accelrys” section of our corporate website located at www.accelrys.com, under “Company Leadership-Corporate Governance”.
Consideration of Director Nominees
Since we filed our Information Statement as Annex A to the Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on February 13, 2014, there have been no material changes to the procedures by which our stockholders may recommend nominees to the Accelrys Board.
Audit Committee of the Board of Directors
The Accelrys Board has a separately-designated standing Audit Committee. The Audit Committee bears direct responsibility for the appointment and termination, compensation and oversight of the work of our independent registered public accounting firm, who reports directly to the Audit Committee. The committee also reviews and discusses with our management and independent registered public accounting firm the financial statements and disclosures in our quarterly financial press releases and SEC filings. Committee members periodically meet separately with our management and independent registered public accounting firm to discuss issues and concerns, and the committee has established procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or audit matters, in a confidential manner.
As of April 11, 2014, the members of the Audit Committee are Timothy Harkness, Chris van Ingen and Jeffrey Rodek. Mr. Harkness serves as chairman of the Audit Committee and the Accelrys Board has determined that he qualifies as an “audit committee financial expert” in accordance with applicable SEC rules and is “independent” within the meaning of the applicable listing standards of the NASDAQ Stock Market (“NASDAQ”), as well as applicable SEC rules and regulations.
The Audit Committee charter can be found in the “About Accelrys” section of our corporate website located at www.accelrys.com, under “Company Leadership-Corporate Governance”.

Item 11.	Executive Compensation

Compensation Discussion and Analysis
Compensation Highlights
As described in greater detail below, in line with the stated objectives of our compensation practices, we generally structured and administered our compensation program for 2013 to remain competitive in our markets and to reward corporate and individual achievements relative to our goals and objectives. As a result, we:

•
maintained an annual cash‑based incentive plan designed to provide incentives relating to the achievement of key corporate performance targets, such as order intake and non‑GAAP operating income, as well as specific individual performance targets; and

•
issued awards pursuant to our long‑term equity incentive program in the form of stock options and restricted stock units (“RSUs”, each of which was weighted approximately 50% in the total long‑term grant value mix. Stock options have a ten‑year term and vest 25% after one year and thereafter in equal monthly installments over three years. RSUs vest in equal annual installments over three years. These awards were consistent with the award practices of our Compensation Peer Group (as defined below) for similar roles and responsibilities, while taking into account individual contributions and current equity holdings of our executives.

Role of the Human Resources Committee
Pursuant to its charter, our Human Resources Committee administers our executive compensation program and has responsibility for establishing, implementing and monitoring adherence to our philosophy with respect to executive compensation. The Human Resources Committee seeks to ensure that the total compensation paid to the executive officers and members of the Accelrys Board is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to the Named Executive Officers (as defined below in the Summary Compensation Table) are similar to those provided to all other executive officers of the Company.
The Human Resources Committee oversees our compensation and other benefit plans and policies, administers our stock plans (including reviewing and approving equity grants to our executive officers) and reviews and approves all compensation decisions relating to our non‑independent directors and executive officers, including the Named Executive Officers. The Human Resources Committee works with management and our Compensation Consultant (as defined below) to align our compensation structure with our organizational goals and market standards relevant to the Company.
The Human Resources Committee’s membership is determined by the Accelrys Board. The Human Resources Committee’s Chairman is Larry Ferguson. The remaining Human Resources Committee members are Timothy Harkness and Heidi Melin. The Accelrys Board has determined that each of these members is independent under NASDAQ listing standards currently in effect.
The Human Resources Committee operates pursuant to a charter approved by the Human Resources Committee and the Accelrys Board. The Human Resources Committee charter can be found in the “About Accelrys” section of our corporate website at www.accelrys.com, under “Company Leadership-Corporate Governance”.
Compensation Objective and Philosophy
On May 30, 2013, we held a stockholder advisory vote on the compensation of our Named Executive Officers, commonly referred to as a say‑on‑pay vote. Our stockholders overwhelmingly approved the compensation of our Named Executive Officers, with over 98% of stockholder votes cast voting in favor of our say‑on‑pay resolution. As we evaluated our compensation practices and talent needs after the meeting, we were mindful of the strong support our stockholders expressed for our compensation philosophy and retained our general approach to executive compensation as outlined herein.
The objective of our compensation program is to provide total compensation packages that will enable us to:

•	attract, motivate and retain outstanding employees, including the Named Executive Officers;

•	align the financial interests of our employees, including the Named Executive Officers, with the interests of our stockholders;

•	provide incentives for superior corporate and individual Named Executive Officer performance; and

•	encourage each Named Executive Officer to have a stake in our long‑term performance and success.

To achieve this objective, our Human Resources Committee has designed a compensation philosophy that seeks to combine “fixed” forms of compensation, such as base salaries and certain other benefits, with “at‑risk” forms of compensation, such as performance‑based cash bonuses and long‑term equity incentive awards. In particular, the Human Resources Committee believes that paying “fixed” forms of compensation that are competitive relative to our Compensation Peer Group helps to ensure that we maintain our ability to attract, motivate and retain individuals of superior ability and managerial talent in key positions. Likewise, similar to our peers, the Human Resources Committee believes that awarding “at‑risk” forms of compensation helps to further align our employees’ interests with those of our stockholders by providing incentives for superior performance relative to established goals, while also encouraging employees to value our long‑term performance. Thus, our compensation program allows us to reward short‑term achievement of objectives and to foster long‑term participation in our success.
We utilize four basic categories of compensation, including:

•	base salaries set at levels designed to attract and retain qualified executives based on their levels of experience relevant to our business;

•	performance‑based cash bonuses meant to reward achievement of certain key financial and operational goals;

•	long‑term equity incentive awards, which vest over time, intended to encourage sustained loyalty and performance and to foster in each executive a sense of ownership and shared purpose; and

•	specific additional benefit programs that the Human Resources Committee has determined to be widely offered within the Compensation Peer Group.

To date, the Human Resources Committee has not established any formal policy or target for the relative balance of “fixed” and “at‑risk” compensation. However, in light of the importance of uniting the concepts of individual performance with our corporate performance and success, a significant percentage of the total compensation for our executive officers is generally allocated to “at‑risk” forms of compensation, such as performance‑based cash bonuses, which reward achievement of our fiscal year objectives, and long‑term equity incentive awards, which reward increasing our value over the long‑term. In general, the Human Resources Committee targets all components of compensation at the median of the Compensation Peer Group and believes that the total compensation program represents an appropriate balance of incentives and compensation approaches and does not encourage our executives to take excessive risks in their management of our business.

Process for Setting Executive Compensation
The Human Resources Committee understands that the Company competes with many companies for executive‑level talent. Accordingly, the Human Resources Committee strives to implement compensation packages for our executive officers that are competitive with the total compensation paid to similarly situated executives of the companies comprising what we refer to as our “Compensation Peer Group”. The companies within the Compensation Peer Group that the Human Resources Committee considers when implementing compensation packages are evaluated annually for size appropriateness and may vary depending on the nature of the executive role being considered. The Compensation Peer Group for 2013 (set forth below) consisted of 21 selected companies in the software industry, as defined by Standard & Poor’s. Pay data for this group was analyzed by Frederic W. Cook & Co., Inc., our independent compensation consultant (the “Compensation Consultant”) using each company’s recent public filings. This group was chosen by reference to revenue, headcount, profit and loss and market capitalization within ranges believed by the Human Resources Committee to be companies we compete with in terms of talent and which reflect some of our growth targets. This Compensation Peer Group was used, when available, for all executive officers, including our Named Executive Officers. The Compensation Peer Group included 21 companies of which Accelrys is at the median with respect to revenues and between the 25th percentile and median with respect to headcount and market capitalization. The selected companies ranged from $96 million to $408 million in annual revenues, 332 to 1,903 employees, a loss of $17 million to a profit of $72 million and $171 million to $1,835 million in market capitalization. The table below sets forth certain reference data relating to the Compensation Peer Group for 2013.

Latest Available Four Quarters ($ Millions)								Annualized Stockholder Return as of 5/31/13
Revenues		GAAP Net Income		Employees		Market Capitalization as of 5/31/13 ($ Millions)		1‑Year		3‑Year
Epiq Systems	$408	Ebix	$72	Ebix	1,903	Medidata Solutions	$1,835	Medidata Solutions	144%	Medidata Solutions	70%
Websense	$359	Netscout Systems	$41	Websense	1,609	Synchronoss Tech	$1,242	Interactive Intelligence	94%	PROS Holdings	64%
Netscout Systems	$351	Monotype Imaging	$32	Interactive Intelligence	1,437	Bottomline Tech	$1,045	Envestnet	94%	Interactive Intelligence	41%
Synchronoss Tech	$287	Epiq Systems	$24	Tangoe	1,383	Netscout Systems	$1,010	PROS Holdings	92%	Monotype Imaging	32%
Interactive Intelligence	$258	Websense	$23	Synchronoss Tech	1,340	Interactive Intelligence	$997	Synchronoss Tech	75%	Netscout Systems	22%
Bottomline Tech	$251	Synchronoss Tech	$22	Bottomline Tech	1,000	Websense	$911	Monotype Imaging	67%	American Software	20%
Medidata Solutions	$231	Medidata Solutions	$20	Epiq Systems	1,000	Monotype Imaging	$870	Bottomline Tech	55%	Bottomline Tech	19%
Ebix	$208	VASCO Data Sec Intl	$16	Netscout Systems	983	PROS Holdings	$808	Websense	34%	Guidance Software	16%
Responsys	$173	American Software	$11	Responsys	866	Envestnet	$743	SeaChange Intl	33%	Synchronoss Tech	15%
Envestnet	$171	Actuate	$9	Medidata Solutions	796	Ebix	$737	Netscout Systems	21%	Actuate	15%
Tangoe	$165	Responsys	$7	SeaChange Intl	722	Tangoe	$559	VASCO Data Sec Intl	20%	Keynote Systems	10%
Accelrys	$165	PROS Holdings	$6	PROS Holdings	709	Responsys	$483	Ebix	15%	Ebix	10%
Monotype Imaging	$158	Tangoe	$4	TechTarget	661	Accelrys	$466	Epiq Systems	14%	VASCO Data Sec Intl	10%
SeaChange Intl	$157	Keynote Systems	$3	Accelrys	647	Epiq Systems	$440	American Software	13%	SeaChange Intl	9%
VASCO Data Sec Intl	$157	Interactive Intelligence	$2	Actuate	622	SeaChange Intl	$352	Guidance Software	12%	Accelrys	7%
Actuate	$139	TechTarget	$2	Envestnet	524	VASCO Data Sec Intl	$331	Accelrys	7%	Websense	6%
Guidance Software	$132	Envestnet	$1	Keynote Systems	495	Actuate	$319	Actuate	1%	Epiq Systems	4%
PROS Holdings	$124	Guidance Software	$(5)	Guidance Software	475	Guidance Software	$260	Responsys	−5%	TechTarget	−10%
Keynote Systems	$124	Bottomline Tech	$(12)	VASCO Data Sec Intl	374	Keynote Systems	$232	Keynote Systems	−11%	Envestnet	n/a
American Software	$103	Accelrys	$(14)	Monotype Imaging	335	American Software	$231	TechTarget	−15%	Responsys	n/a
TechTarget	$96	SeaChange Intl	$(17)	American Software	332	TechTarget	$171	Tangoe	−23%	Tangoe	n/a
75th Percentile	$253		$22		1,085		$932		69%		22%
Median	$168		$8		759		$648		21%		15%
25th Percentile	$137		$2		517		$328		10%		10%
Accelrys Rank	11 of 21		20 of 21		14 of 21		13 of 21		16 of 21		15 of 18

Source: Standard & Poor’s Compustat.

In addition to comparing compensation levels relative to the Compensation Peer Group, the Human Resources Committee refers to the practices of other similarly situated companies within the high‑technology sector or to the practices of companies similar to the Company in terms of size, location, operations and other attributes. Such information is from the Radford High Technology Survey, which provides information on typical executive compensation levels by company revenue size.
Ultimately, the Human Resources Committee makes all compensation decisions with respect to our executive officers. However, pursuant to its charter, the Human Resources Committee has the authority to engage the services of outside advisors, experts and others to assist it in fulfilling its duties. In accordance with this authority, the Human Resources Committee consulted with the Compensation Consultant to advise it on matters related to the compensation and benefits of our Chief Executive Officer and other executives. The Compensation Consultant was engaged by, reported to and received compensation approved by the Human Resources Committee (rather than the Company itself). In addition, from time to time, the Human Resources Committee may solicit the input of our President and Chief Executive Officer, Max Carnecchia, our Senior Vice President of Human Resources, Judith Ohrn Hicks, and other members of the Accelrys Board with respect to executive compensation matters.
Executive Compensation Components
The following discussion further describes the components and mix of compensation we pay to our executive officers, as well as how we generally determine the amount of each component. It also explains how each component of compensation fits into our overall compensation objectives and affects decisions regarding other components of compensation. This discussion and analysis should be read together with the Summary Compensation Table and the Grants of Plan‑Based Awards Table (and the related narrative disclosure for each such table) that appear directly following this Compensation Discussion and Analysis.
As referenced above, for the year ended December 31, 2013, the principal components of compensation for our executive officers were:

•	base salary;

•	performance‑based cash bonuses;

•	long‑term equity incentive awards; and

•	certain other benefits.

Base Salary
We provide our executive officers and other employees with base salaries to compensate them for services rendered during the fiscal year. During its review of base salaries for executive officers for the year ended December 31, 2013, the Human Resources Committee primarily considered:

•	Compensation Peer Group market data provided by our Compensation Consultant, along with data published by independent third‑party sources;

•	the results of its own internal review and appraisal of the executive’s compensation, both individually and relative to our other executive officers; and

•	the individual performance and scope of responsibility of the executive.

Base salary levels are considered annually as part of our performance review process, as well as upon a promotion or other material change in job responsibility. Changes in base salary levels may be merit‑based or circumstance‑based as determined to be appropriate by the Human Resources Committee. In reviewing individual executive performance, the Human Resources Committee considers factors including functional role expertise, leadership skills, business and financial acumen, ability to drive results and the executive’s overall performance in his or her position. For 2013, the Human Resources Committee determined that base salaries would remain constant at 2012 levels, except with respect to Ms. Hunter who received a 4% increase in base salary. In reviewing base salaries, the Human Resources Committee generally strived to maintain base salaries at the median percentile of equivalent positions within the Compensation Peer Group, in alignment with the Human Resources Committee’s targets for executive base salaries.
Performance‑Based Cash Incentive Compensation
Our Management Incentive Plan (the “Management Incentive Plan”) is one of the key components of the “at‑risk” compensation we offer to our executives. The Management Incentive Plan allows each executive officer to earn up to 100% of his or her target incentive amount based upon actual achievement as compared to certain specified corporate performance targets and individual performance components set by the Human Resources Committee. In addition, each executive officer may earn up to an additional 100% of his or her target incentive amount annually based upon exceeding these performance targets. In setting the corporate performance targets, the Human Resources Committee’s goal is to set targets which are challenging, reflect the business conditions within our markets and are consistent with achieving our short‑ and long‑term goals. By so doing, the Human Resources Committee believes we can leverage this compensation element to align the personal performance objectives of the executive officers with the Company’s annual performance objectives. The Management Incentive Plan also allows the Human Resources Committee to exercise discretion over various elements of the Management Incentive Plan, including the amounts of the awards ultimately earned under the Management Incentive Plan. Accordingly, the Human Resources Committee reserves the right to modify individual incentive targets, specified corporate performance targets and payment levels-in each case, upwards or downwards-in order to ensure that participants receive the appropriate rewards based on individual and company performance, as well as prevailing market conditions.
On February 19 and 20, 2013, the Human Resources Committee and the Accelrys Board respectively approved our Management Incentive Plan and the corresponding financial targets for the 2013 calendar year (the “2013 MIP”). In so doing, the Human Resources Committee selected the specific group of employees eligible to participate in the 2013 MIP, established the specific corporate performance targets and set target bonus percentages for each participant. We included the 2013 MIP as an exhibit to our Quarterly Report on Form 10‑Q filed with the SEC on August 1, 2013. Pursuant to the 2013 MIP, Mr. Carnecchia was eligible to earn 100% of his base salary, Mr. Piraino and Mr. Hiraoka were eligible to earn 50% of their respective base salaries, and Ms. Hunter was eligible to earn 80% of her base salary. In addition, effective May 16, 2013, the Company appointed Mr. Jason Gray as its Senior Vice President and General Counsel, and Mr. Gray became eligible for participation in the 2013 MIP at a target bonus of 50% of his base salary.
The 2013 MIP took into account both corporate and individual performance components. The corporate performance component consisted of the following metrics: (i) non‑GAAP operating income, on which 40% of each bonus, other than Ms. Hunter’s, would be based, and with respect to Ms. Hunter, on which 15% would be based, (ii) order intake targets, on which 40% of each bonus, other than Ms. Hunter’s, would be based, and with respect to Ms. Hunter, on which 75% would be based, and (iii) with respect to Ms. Hunter, delivery value margin on the professional services business, on which 10% of Ms. Hunter’s bonus would be based, which collectively comprised 80% of the total target bonus, or 100% of the target bonus with respect to Ms. Hunter. The individual performance component, which consisted of individual performance objectives, comprised 20% of the total target bonus for each executive other than Ms. Hunter.
In making its determination with respect to the achievement of performance objectives, the Human Resources Committee considers the Chief Executive Officer’s recommendations with respect to the performance of his direct reports against their individual performance objectives, and payment is awarded based on the level of achievement and the participants’ respective bonus targets upon approval by the Human Resources Committee. The 2013 MIP payments ranged from 38% to 57% of the target incentive amounts for eligible executives.
On February 19, 2014, the Human Resources Committee reviewed the compensation of the CEO and the executive staff reporting to the CEO along with comparative proxy peer group and market survey data.  Based upon this review and with input from the CEO, the Committee approved merit pay increases to the base salaries of our executive officers of approximately 3% on average (with the increase for Mr. Gray pro-rated to reflect his May 2013 start date) and with an increase of 6% for Mr. Hiraoka.

Long‑Term Equity Incentive Compensation
Our long‑term equity incentive compensation program is another key component of our “at‑risk” compensation package. However, whereas other components such as performance‑based cash compensation ultimately tie individual success to predefined corporate performance targets, the value of our long‑term incentive compensation program is even more directly related to the value we create for our stockholders via appreciating stock prices. Under the long‑ term equity incentive compensation program, grants of equity‑based awards are made to the Named Executive Officers and other eligible employees upon commencement of employment with the Company, promotion to a new role and/or annually thereafter following our earnings release for the first quarter of each fiscal year and based upon eligibility and performance criteria upon completion of our annual prior‑year performance review process.
For 2013, our regular annual long‑term incentive program consisted of a combination of stock options and time‑vested RSUs, each of which was weighted approximately 50% in the total long‑term grant value mix. Stock options have a ten‑year term and vest 25% after one year, and then in equal monthly installments over the next three years. RSUs vest in equal annual installments over three years.
When making equity award decisions, the Human Resources Committee considers market data relating to the Compensation Peer Group, the grant size, the forms of long‑term equity compensation available to it under existing plans, the status of awards granted in previous years, our performance and the value of an executive’s specific position to the Company and individual performance criteria.
During the year ended December 31, 2013, the Human Resources Committee referred to relevant market data relating to the Compensation Peer Group and, in consultation with the Compensation Consultant, determined an appropriate percentage of the Company’s market capitalization to be utilized in connection with awarding annual grants to our executives and other continuing employees. From this percentage, the Human Resources Committee, by factoring in the anticipated value of awards, derived the proper number of shares of common stock to be reserved for the annual equity incentive award pool. Finally, based on relevant market data and input from the Compensation Consultant, the Human Resources Committee calculated the relative sizes of equity awards to be made to eligible recipients.
As a result of the approach described above, the Human Resources Committee determined that approximately 1.9% of our market capitalization would be utilized in connection with the annual long‑term incentive compensation program for the year ended December 31, 2013, resulting in approximately 2,284,127 shares of our common stock being reserved for the 2013 annual equity incentive award pool. Such award pool fell substantially at the median of 1.89% and well below the 75th percentile of 3.13% of the market capitalization utilized by the Compensation Peer Group in connection with their respective annual long‑term incentive compensation. With input from the Compensation Consultant’s recommendations, the Human Resources Committee decided to award approximately 45% of this available annual equity incentive award pool to our executive officers. In determining the relative size of each annual grant to individual executive officers, the Human Resources Committee considers each executive’s existing equity ownership level and equity stake in the Company.
During the year ended December 31, 2013, the Human Resources Committee reviewed the Compensation Consultant’s analysis of Compensation Peer Group data, together with individual performance reviews provided by our Chief Executive Officer, and conducted a review of our Chief Executive Officer’s performance. As a result, the Human Resources Committee awarded Mr. Carnecchia an option to purchase 150,000 shares of our common stock and RSUs representing the right to acquire 60,000 shares of our common stock. The Human Resources Committee further awarded each of Messrs. Piraino, Gray and Hiraoka and Ms. Hunter options to purchase 100,000, 100,000, 130,000 and 50,000 shares of our common stock, respectively, and RSUs representing the right to acquire 40,000, 50,000, 62,000 and 20,000 shares of our common stock, respectively. All long‑term equity incentive compensation awards made during 2013 were granted pursuant to our 2011 Stock Incentive Plan (the “2011 Stock Plan”).
In seeking approval of the 2011 Stock Plan, the Company committed not to grant shares subject to stock options, SARs or other stock awards at an average annual rate greater than 7.26% of the number of shares of our common stock that we believe will be outstanding over the three‑year period ending December 31, 2013, calculating full value awards as equivalent to 2.5 shares. Accordingly, during 2013 the Company granted a total of 2,158,010 options to acquire our common stock and 749,928 RSUs, representing 7.24% of our outstanding common stock as of December 31, 2013 calculating full value awards as equivalent to 2.5 shares.
Other Benefits
We provide the Named Executive Officers and other employees with benefits that the Human Resources Committee believes are consistent with its objectives and philosophy set forth above. A description of these benefits, which the Human Resources Committee periodically reviews and adjusts as deemed necessary, is set forth below.
Employee Stock Purchase Plan. In order to encourage ownership of our common stock and to align our employees’ interests with those of our stockholders, all employees are eligible to participate in our 2005 Employee Stock Purchase Plan (the “Accelrys ESPP”). However, none of our employees may be granted an opportunity to purchase stock under the Accelrys ESPP if, as of immediately after the grant, he or she would own stock representing 5% or more of the total combined voting power or value of all classes of our capital stock. The Accelrys ESPP permits participants to purchase shares of our common stock through payroll deductions of up to 10% of their total annual compensation resulting in the purchase of up to 1,000 shares of our common stock in any given six‑month period. Amounts deducted and accumulated by the participant are used to purchase shares of our common stock at the end of each purchase period. The price of stock purchased under the Accelrys ESPP is generally 85% of the lower of the fair market value of our common stock either at the beginning of the offering period or at the end of the purchase period. Participants may end their participation at any time during an offering period and, if they elect to do so, they are paid their accumulated payroll deductions to date, without interest. Participation in the Accelrys ESPP ends automatically upon termination of employment with the Company, at which time we refund to the employee accumulated payroll deductions, without interest, through the date of such termination.
Retirement Benefits. All of our employees in the U.S. are eligible to participate in our 401(k) Savings Plan (the “Savings Plan”). The Savings Plan is a tax‑qualified retirement savings plan pursuant to which all U.S.‑based employees, including the Named Executive Officers, are permitted to contribute an amount up to the limit prescribed by the IRS to the Savings Plan on a before‑tax basis. We match 50% of the first 8% of pay that is contributed to the Savings Plan by each participant each year. Our matching contributions vest over a three‑year period and an employee forfeits any unvested dollar amounts in the event of his or her termination of employment prior to the completion of the applicable vesting period. Once an employee completes three years of service with the Company, all matching contributions, including those made by us following such three‑year period, are fully vested.
Life and Long‑Term Disability Insurance. All of the Named Executive Officers and other executive officers in the U.S. are enrolled in our group life and disability insurance plans. All executive participants are entitled to a benefit under the group life insurance plan equal to five times their respective annual base salary in effect on the date of death, up to a maximum benefit of $1 million. The long‑term disability plan provides a monthly benefit to executive officers in the event of disability in an amount equal to 60% of the participant’s annual base salary, up to a maximum monthly amount of $15,000.
Executive Compensation for the 2014 Fiscal Year
Base Salary. On February 19, 2014, the Human Resources Committee reviewed the compensation of our Chief Executive Officer and the executive staff reporting to our Chief Executive Officer along with comparative proxy peer group and market survey data.  Based upon this review and with input from our Chief Executive Officer with respect to the executive staff, the Human Resources Committee approved merit pay increases to the base salaries of our executive officers averaging approximately 3% (with the increase for Mr. Gray prorated to reflect his May 2013 start date), except with respect to Mr. Hiraoka who received an increase of 6%.

Performance‑Based Cash Incentive Compensation. On February 19, 2014, the Human Resources Committee, based in part on input from management, approved our management incentive plan for the 2014 calendar year (the “2014 MIP”), pursuant to which our management-level employees will be eligible to receive cash bonuses based upon our achievement of certain corporate goals specified in the 2014 MIP, including achievement of certain non-GAAP operating income and orders targets, and achievement of individual performance objectives.

Under the 2014 MIP, our Chief Executive Officer has a bonus target equal to 100% of his base salary; our Chief Financial Officer, Senior Vice President of Software Development, and General Counsel each have a bonus target equal to 50% of their respective base salaries; and our Senior Vice President of Global Sales and Services has a bonus targets equal to 80% of her base salary. Payouts under the 2014 MIP will vary depending upon the level of achievement of the specified corporate and individual goals, and will range from zero to two times the target bonus amount. The Human Resources Committee will make all final determinations regarding the achievement of goals and the bonuses earned pursuant to the 2014 MIP. The Human Resources Committee has the ability to modify, suspend or terminate the 2014 MIP at any time.

The foregoing description is intended only as a summary of the material terms of the 2014 MIP and is qualified in its entirety by reference to the full text of the 2014 MIP, a copy of which is attached as Exhibit 10.1 to this Form 10-K/A and is incorporated herein by reference.

Tax and Accounting Implications
As part of its role in developing and overseeing our compensation programs, the Human Resources Committee reviews and considers the deductibility of executive compensation under Section 162(m) (“Section 162(m)”) of the Internal Revenue Code of 1986, as amended (the “Code”), which generally provides that we may not deduct compensation of more than $1 million that is paid to certain individuals. To qualify for deductibility under Section 162(m), compensation in excess of $1 million per year paid to the Named Executive Officers at the end of such fiscal year generally must be “performance‑based” compensation as determined under Section 162(m). The Human Resources Committee generally intends to comply with the requirements for full deductibility of executive compensation under Section 162(m). However, the Human Resources Committee will balance the costs and burdens involved in such compliance against the value to the Company and our stockholders of the tax benefits that we would obtain as a result, and may in certain instances pay compensation that is not fully deductible if, in its determination, such costs and burdens outweigh such benefits.

In granting awards pursuant to the long‑term equity incentive compensation program, the Human Resources Committee considers the effect of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“ASC Topic 718”), which requires companies to estimate and record as an expense the fair value of stock‑based awards on the date of grant using an option‑pricing model. When determining the appropriate form of incentive award (e.g., stock options, restricted stock, RSUs or SARs), the Human Resources Committee’s goal is to weigh the cost of these grants with their potential benefits as a compensation tool. In part due to the adoption of ASC Topic 718 and the resulting compensation expense associated with the granting of stock‑based awards (as discussed above), the Human Resources Committee awarded RSUs and stock options to our Named Executive Officers during the year ended December 31, 2013.
Hedging Prohibition
As part of our insider trading policy, our executives and directors are prohibited from short selling and buying or selling puts and calls on our securities, and from engaging in hedging, forward sale and other similar derivative transactions of our securities on an exchange or in any other organized trading market.
Executive Employment Agreements
We have employment agreements with certain of our executive officers, including certain Named Executive Officers, which provide those executives with certain severance benefits. These arrangements are intended to attract and retain qualified executives and include restrictive covenants in favor of the Company in exchange for the severance benefits that we believe provide us with significant value in prohibiting our executives from competing against us, using our confidential information and hiring our best talent if they wish to leave our employment. The agreements also provide for severance payments to be made after a change of control of the Company.
The provisions of these agreements related to severance and change of control were based on relevant market data from, and extensive consultation with, our Compensation Consultant. We believe that not providing these agreements may put us at a competitive disadvantage in our ability to attract and retain qualified executives and to limit both the ability of our competitors to hire away our best talent and the ability of our former employees to compete against us.
For a detailed description of our employment agreements with our executive officers, see the section entitled “Executive Compensation-Potential Payments Upon Termination of Employment or Change of Control”.
Risk Assessment
Because performance‑based incentives play a large role in our executive compensation program, it is important to ensure that these incentives do not result in our executive officers taking actions that may conflict with the long‑term interests of the Company. The Human Resources Committee has reviewed and discussed the structure of our executive compensation programs to assess whether any aspect of the programs could potentially be expected to provide an incentive to our executive officers to take any unnecessary or inappropriate risks that could threaten our operating results or financial condition or impact long‑term stockholder value. The Human Resources Committee considered the findings of the assessment, which was conducted internally, and concluded that our compensation programs are designed and administered with the appropriate balance of risk and reward in relation to our overall business strategy and do not encourage our executives to take unnecessary or excessive risks that are reasonably likely to have a material adverse effect on the Company.
Report of the Human Resources Committee of the Board of Directors
The Human Resources Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S‑K with management and, based on such review and discussions, the Human Resources Committee recommended to the Accelrys Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Submitted by the Human Resources Committee:
Larry Ferguson, Chairman Timothy Harkness Heidi Melin
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
Human Resources Committee Interlocks and Insider Participation
During fiscal year 2013, the Human Resources Committee consisted of Messrs. Ferguson, Harkness, Levy and Rodek and Ms. Melin. None of these directors has at any time been an officer of the Company or any of its subsidiaries. During fiscal year 2013, no interlocking relationship existed between the Accelrys Board or the Human Resources Committee and the board of directors, human resources committee or compensation committee, as appropriate, of any other entity.

Summary Compensation Table

The following summary compensation table sets forth certain information concerning cash and non‑cash compensation earned by our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers, as required by Regulation S‑K under the Exchange Act (collectively, the “Named Executive Officers”), in each case for the fiscal year ended December 31, 2013.

Name and Principal Position	Year Ended	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Compensation (2)	All Other Compensation		Total
Max Carnecchia	December 31, 2013	$432,600	$—	$552,000	$585,960	$245,509	$16,219	(3)	$1,832,288
President and Chief Executive Officer	December 31, 2012	429,450	—	482,400	525,840	433,465	10,673	(4)	1,881,828
	December 31, 2011	415,000	—	281,600	307,540	260,652	221,231	(5)	1,486,023

Michael A. Piraino	December 31, 2013	318,270	—	374,000	330,010	90,313	17,816	(6)	1,130,409
Executive Vice President and Chief Financial Officer	December 31, 2012	315,952	—	201,000	219,100	155,471	11,542	(7)	903,065
	December 31, 2011	306,750	—	161,920	176,836	95,883	5,346	(8)	746,735

Jason Gray (9)	December 31, 2013	181,250	—	430,000	367,060	51,431	5,072	(10)	1,034,813
Senior Vice President, General Counsel and Corporate Secretary	December 31, 2012	—	—	—	—	—	—		—
	December 31, 2011	—	—	—	—	—	—		—

Scott Hiraoka (11)	December 31, 2013	230,833	—	520,900	467,602	70,940	16,838	(12)	1,307,113
Senior Vice President, Software Development	December 31, 2012	—	—	—	—	—	—		—
	December 31, 2011	—	—	—	—	—	—		—

Mollie Hunter (13)	December 31, 2013	255,000	—	184,000	195,320	79,107	68,000	(14)	781,427
Senior Vice President, Global Sales & Services	December 31, 2012	250,000	—	201,000	219,100	195,750	48,516	(15)	914,366
	December 31, 2011	—	—	—	—	—	—		—

(1)
The amounts shown under the “Stock Awards” and “Option Awards” columns are equal to the aggregate grant date fair value of each RSU and stock option award computed in accordance with ASC Topic 718, excluding the effect of any estimated forfeitures. A discussion of the assumptions used in calculating the grant date fair value is set forth in Note 3 to our consolidated financial statements included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2013

(2)	The amounts shown under the “Non-Equity Incentive Compensation” column represent annual management incentive bonuses earned in each respective fiscal year.

(3)
Represents a matching contribution of $10,200 under the Savings Plan and group term life insurance premiums of $2,622, long‑term disability premiums of $288, short‑term disability premiums of $173 and other taxable fringe benefits of $2,936 paid on behalf of Mr. Carnecchia.

(4)
Represents a matching contribution of $8,500 under the Savings Plan and group term life insurance premiums of $1,720, long‑term disability premiums of $288 and short‑term disability premiums of $165 paid on behalf of Mr. Carnecchia.

(5)
Represents relocation related benefits of $144,892 paid pursuant to Mr. Carnecchia’s employment agreement, a tax gross up of $65,926, a matching contribution of $8,250 under the Savings Plan and group term life insurance premiums of $1,710, long‑term disability premiums of $288 and short‑term disability premiums of $165 paid on behalf of Mr. Carnecchia.

(6)
Represents a matching contribution of $7,106 under the Savings Plan and group term life insurance premiums of $7,524, long‑term disability premiums of $288, short‑term disability premiums of $173 and other taxable fringe benefits of $2,725 paid on behalf of Mr. Piraino.

(7)
Represents a matching contribution of $6,177 under the Savings Plan and group term life insurance premiums of $4,912, long‑term disability premiums of $288, short‑term disability premiums of $165 paid on behalf of Mr. Piraino.

(8)
Represents relocation related benefits of $163 paid pursuant to Mr. Piraino’s employment agreement and group term life insurance premiums of $4,730, long‑term disability premiums of $288 and short‑term disability premiums of $165 paid on behalf of Mr. Piraino.

(9)
Mr. Gray joined the Company effective May 16, 2013 as Senior Vice President, General Counsel and Corporate Secretary. As a result, the information set forth in this table represents information for the period from May 16, 2013 through December 31, 2013. Pursuant to his employment agreement, on May 16, 2013, Mr. Gray received equity incentive awards in the form of 50,000 RSUs and options to purchase 100,000 shares, having an aggregate fair market value on the date of grant of $430,000 and $367,060, respectively, to encourage his long‑term retention.

(10)
Represents a matching contribution of $3,416 under the Savings Plan and group term life insurance premiums of $1,365, long‑term disability premiums of $180, short‑term disability premiums of $111 paid on behalf of Mr. Gray.

(11)	Mr. Hiraoka became an Executive Officer effective June 1, 2013. As a result, the information set forth in this table represents information for fiscal year 2013 only.

(12)
Represents a matching contribution of $8,750 under the Savings Plan and group term life insurance premiums of $4,902 long‑term disability premiums of $288, short‑term disability premiums of $173 and other taxable fringe benefits of $2,725 paid on behalf of Mr. Hiraoka.

(13)	Ms. Hunter became an Executive Officer effective January 1, 2012. As a result, the information set forth in this table represents information for fiscal years 2013 and 2012 only.

(14)
Represents a housing allowance of $33,460 paid pursuant to Ms. Hunter’s employment agreement, a tax gross up of $17,199, a matching contribution of $10,200 under the Savings Plan and group term life insurance premiums of $4,902, long‑term disability premiums of $288, short‑term disability premiums of $173 and other taxable fringe benefits of $1,778 paid on behalf of Ms. Hunter.

(15)
Represents a housing allowance of $23,760 paid pursuant to Ms. Hunter’s employment agreement, a tax gross up of $11,738, a matching contribution of $10,000 under the Savings Plan and group term life insurance premiums of $2,565, long‑term disability premiums of $288 and short‑term disability premiums of $165 paid on behalf of Ms. Hunter.

Grants of Plan‑Based Awards
The following table sets forth information regarding plan‑based awards granted by us during the year ended December 31, 2013 to each of the Named Executive Officers.

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)		All Other Stock Awards: Number Of Shares Of Stock or Units (2)	All Other Option Awards: Number Of Securities Underlying Options (3)	Exercise or Base Price of Option Awards (4)	Grant Date Fair Value of Stock And Option Awards (5)
Name		Target	Maximum
Max Carnecchia	—	$432,600	$865,200	—	—	—	—
	7/25/2013	—	—	—	150,000	$9.20	$585,960
	7/25/2013	—	—	60,000	—	—	552,000
Michael A. Piraino	—	159,135	318,270	—	—	—
	11/13/2013	—	—	—	100,000	9.35	330,010
	11/13/2013	—	—	40,000	—	—	374,000
Jason Gray	—	90,925	181,850	—	—	—	—
	5/16/2013	—	—	—	100,000	8.60	367,060
	5/16/2013	—	—	50,000	—	—	430,000
Scott Hiraoka	—	125,000	250,000	—	—	—	—
	6/1/2013	—	—	—	100,000	8.21	350,410
	6/1/2013	—	—	50,000	—	—	410,500
	7/25/2013	—	—	—	30,000	9.20	117,192
	7/25/2013	—	—	12,000	—	—	110,400
Mollie Hunter	—	208,000	416,000	—	—	—	—
	7/25/2013	—	—	—	50,000	9.20	195,320
	7/25/2013	—	—	20,000	—	—	184,000

(1)
Mr. Carnecchia, Mr. Piraino, Mr. Gray, Mr. Hiraoka and Ms. Hunter are participants in the 2013 MIP and were eligible to receive cash bonuses based on the achievement of certain corporate performance goals, as described in the “Compensation Discussion and Analysis” section of this Form 10-K/A. The target payments under the 2013 MIP ranged from 38% to 57% of the annual base salary for each participating officer. Mr. Gray’s targets are pro‑rated for his May 16, 2013 start date.

(2)	The RSUs vest in equal annual installments over the three‑year period commencing on the date of grant with the first installment vesting upon the first anniversary of the date of grant.

(3)
One‑quarter of the stock options granted vest upon the first anniversary of the date of grant and 1/48th of the shares vest monthly thereafter so that the stock option will be fully vested on the fourth anniversary of the date of grant.

(4)	In accordance with the terms of our stock plans, the exercise price of stock options awarded is the closing price per share on the NASDAQ Global Select Market on the date of grant.

(5)
The amounts disclosed in the “Grant Date Fair Value of Stock and Option Awards” column are equal to the aggregate grant date fair value of each RSU and stock option award computed in accordance with ASC Topic 718. A discussion of the assumptions used in calculating the grant date fair value is set forth in Note 3 to the consolidated financial statements included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2013

Employment Agreements and Narrative Discussion of Summary Compensation Table and Grants of Plan‑Based Awards Table
For a narrative discussion of the Summary Compensation Table and the Grants of Plan‑Based Awards table, see the footnotes to the tables as well as the Compensation Discussion and Analysis. In addition, below is a description of the material compensation‑related terms of all employment agreements in effect during the year ended December 31, 2013 with the Named Executive Officers, including annual base salaries during the year ended December 31, 2013. For a description of the payments and benefits that would be provided to the Named Executive Officers in connection with a termination of their employment or a change of control, see the section entitled “Executive Compensation-Potential Payments Upon Termination of Employment or Change of Control”.
Max Carnecchia
In June 2009, we entered into an employment agreement with Max Carnecchia, our current President and Chief Executive Officer. Mr. Carnecchia’s annual base salary is $432,600 and, pursuant to the terms of the employment agreement, is subject to annual review by the Human Resources Committee. He is also eligible to participate in the 2013 MIP with a targeted bonus of 100% of his base salary, which may be earned upon the achievement of corporate and individual objectives, and is entitled to medical, dental and disability coverage and the Savings Plan, life insurance and other benefit eligibility comparable to that provided to our other salaried employees. Mr. Carnecchia is also entitled to receive certain severance payments and benefits in the event that his employment is terminated by us without cause, by him for good reason or in connection with a change of control, as discussed under the section entitled “Executive Compensation-Potential Payments Upon Termination of Employment or Change of Control”.
Michael A. Piraino
In January 2010, we entered into an employment agreement with Michael A. Piraino, our Executive Vice President and Chief Financial Officer. Mr. Piraino’s annual base salary is $318,270 and, pursuant to the terms of the employment agreement, is subject to annual review by the Human Resources Committee. He is also eligible to participate in the 2013 MIP with a targeted bonus of 50% of his base salary, which may be earned upon the achievement of corporate and individual objectives, and is entitled to medical, dental and disability coverage and the Savings Plan, life insurance and other benefit eligibility comparable to that provided to our other salaried employees. Mr. Piraino is also entitled to receive certain severance payments and benefits in the event that his employment is terminated by us without cause, by him for good reason or in connection with a change of control, as discussed under the section entitled “Executive Compensation-Potential Payments Upon Termination of Employment or Change of Control”.
Jason Gray
In May 2013, we entered into an employment agreement with Jason Gray, our General Counsel. Mr. Gray’s annual base salary is $290,000 and is subject to annual review by the Human Resources Committee. He is also eligible to participate in the 2013 MIP with a targeted bonus of 50% of his base salary (pro-rated for 2013 service), which may be earned upon the achievement of corporate and individual objectives, and is entitled to medical, dental and disability coverage and the Savings Plan, life insurance and other benefit eligibility comparable to that provided to our other salaried employees. Mr. Gray is also entitled to receive certain severance payments and benefits in the event that his employment is terminated by us without cause or by him for good reason, as discussed under the section entitled “Executive Compensation-Potential Payments Upon Termination of Employment or Change of Control”.

Scott Hiraoka
In June 2013, Scott Hiraoka was promoted to our Senior Vice President of Software Development. Mr. Hiraoka’s annual base salary is $250,000 and is subject to annual review by the Human Resources Committee. He is also eligible to participate in the 2013 MIP with a targeted bonus of 50% of his base salary, which may be earned upon the achievement of corporate and individual objectives, and is entitled to medical, dental and disability coverage and the Savings Plan, life insurance and other benefit eligibility comparable to that provided to our other salaried employees.
Mollie Hunter
On September 15, 2010, we entered into a letter agreement with Ms. Hunter, our Senior Vice President, Global Sales & Services. Ms. Hunter’s annual salary is $260,000. Pursuant to the terms of the letter agreement, Ms. Hunter is entitled to receive up to $3,000 per month for business living expenses, which amount is reviewed, and upon written agreement with the Company, extended annually. She is also eligible to participate in the 2013 MIP with a targeted bonus of 80% of her base salary, which may be earned upon the achievement of corporate objectives, and is entitled to medical, dental and disability coverage and the Savings Plan, life insurance and other benefit eligibility comparable to that provided to our other salaried employees.

Outstanding Equity Awards at Fiscal Year‑End
The following table sets forth information regarding outstanding equity awards held by the Named Executive Officers as of December 31, 2013. Each equity grant is shown separately for each Named Executive Officer.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Stock Units That Have Not Vested		Market Value of Stock Units that Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Max Carnecchia	800,000	—		$5.38	6/15/2019	—		—	—	—
	83,333	16,667	(3)	6.89	8/3/2020	—		—	—	—
	58,333	41,667	(4)	7.04	8/3/2021	—		—	—	—
	53,125	96,875	(5)	8.04	7/26/2022	—		—	—	—
	—	150,000	(6)	9.20	7/25/2023	—		—	—	—
	—	—		—	—	13,333	(7)	$127,197	—	—
	—	—		—	—	40,000	(8)	381,600	—	—
						60,000	(9)	572,400
Michael A. Piraino	122,395	2,605	(10)	5.77	1/5/2020	—		—	—	—
	41,666	8,334	(3)	6.89	8/3/2020	—		—	—	—
	33,541	23,959	(4)	7.04	8/3/2021	—		—	—	—
	22,135	40,365	(5)	8.04	7/26/2022	—		—	—	—
	—	100,000	(11)	9.35	11/13/2023	—		—	—	—
	—	—		—	—	7,666	(7)	73,134	—	—
	—	—		—	—	16,666	(8)	158,994	—	—
						40,000	(12)	381,600	—	—
Jason Gray	—	100,000	(13)	8.60	5/16/2023	—		—	—	—
						50,000	(14)	477,000	—	—
Scott Hiraoka	13,750	16,250	(15)	8.01	2/28/2022	—		—	—	—
	4,427	8,073	(5)	8.04	7/26/2022	—		—	—	—
	—	100,000	(16)	8.21	6/1/2023	—		—	—	—
	—	30,000	(6)	9.20	7/25/2023	—		—	—	—
						10,000	(17)	95,400	—	—
						3,333	(8)	31,797	—	—
						50,000	(18)	477,000	—	—
						12,000	(9)	114,480	—	—

Mollie Hunter	30,833	9,167	(19)	7.27	11/1/2020	—		—	—	—
	14,583	10,417	(4)	7.04	8/3/2021	—		—	—	—
	20,000	20,000	(20)	6.72	12/30/2021	—		—	—	—
	22,135	40,365	(5)	8.04	7/26/2022	—		—	—	—
	—	50,000	(6)	9.20	7/25/2023
						3,333	(7)	31,797
						10,000	(21)	95,400
						16,666	(8)	158,994
						20,000	(9)	190,800

(1)	One‑quarter of the stock options vest upon the first anniversary of the date of grant and 1/48th of the options vest monthly thereafter as set forth below.

(2)	The market value of the RSUs that have not vested is based on the closing price of our common stock on the NASDAQ Global Select Market on December 31, 2013 ($9.54 per share).

(3)	The unexercisable shares relating to the option award vest in equal monthly installments and will be fully vested on August 3, 2014.

(4)	The unexercisable shares relating to the option award vest in equal monthly installments and will be fully vested on August 3, 2015.

(5)	The unexercisable shares relating to the option award vest in equal monthly installments and will be fully vested on July 26, 2016.

(6)	One‑quarter of the stock options vest on July 25, 2014 and 1/48th of the options vest monthly thereafter and will be fully vested on July 25, 2017.

(7)	The unvested RSUs vest on August 3, 2014.

(8)	The unvested RSUs vest in equal annual installments on July 26, 2014 and July 26, 2015.

(9)	The unvested RSUs vest in equal annual installments on July 25, 2014, July 25, 2015 and July 25, 2016.

(10)	The unexercisable shares relating to the option award vest in equal monthly installments and were fully vested on January 5, 2014.

(11)	One‑quarter of the stock options vest on November 13, 2014 and 1/48th of the options vest monthly thereafter and will be fully vested on November 13, 2017.

(12)	The unvested RSUs vest in equal annual installments on November 13, 2014, November 13, 2015 and November 13, 2016.

(13)	One‑quarter of the stock options vest on May 16, 2014 and 1/48th of the options vest monthly thereafter and will be fully vested on May 16, 2017.

(14)	The unvested RSUs vest in equal annual installments on May 16, 2014, May 16, 2015 and May 16, 2016.

(15)	The unexercisable shares relating to the option award vest in equal monthly installments and will be fully vested on February 28, 2016.

(16)	One‑quarter of the stock options vest on June 1, 2014 and 1/48th of the options vest monthly thereafter and will be fully vested on June 1, 2017.

(17)	The unvested RSUs vest in equal annual installments on February 28, 2014 and February 28, 2015.

(18)	The unvested RSUs vest in equal annual installments on June 1, 2014, June 1, 2015 and June 1, 2016.

(19)	The unexercisable shares relating to the option award vest in equal monthly installments and will be fully vested on November 1, 2014.

(20)	The unexercisable shares relating to the option award vest in equal monthly installments and will be fully vested on December 30, 2015.

(21)	The unvested RSUs vest on December 30, 2014.

Option Exercises and Stock Vested
The following table sets forth information for the Named Executive Officers for the year ended December 31, 2013 regarding exercises of stock options and vesting of restricted stock awards.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting		Value Realized on Vesting
Max Carnecchia	—	—	20,000	(1)	$175,400	(2)
			26,666	(3)	245,861	(4)
Michael A. Piraino	—	—	20,000	(5)	184,200	(6)
	—	—	14,333	(7)	132,150	(4)
			8,334	(8)	73,089	(2)
Jason Gray	—	—	—		—
Scott Hiraoka	—	—	5,000	(9)	47,300	(10)
			1,667	(11)	14,620	(2)
Mollie Hunter	—	—	8,334	(8)	73,089	(2)
	—	—	3,333	(12)	30,730	(4)
			5,000	(13)	46,400	(14)
			10,000	(15)	95,800	(16)

(1)	Includes 7,516 shares tendered to us for payment of payroll tax obligations.

(2)
The value realized on vesting was calculated based on the closing stock price of our common stock on the NASDAQ Global Select Market on July 26, 2013, the date of vesting of the restricted stock awards ($8.77 per share).

(3)	Includes 10,022 shares tendered to us for payment of payroll tax obligations.

(4)
The value realized on vesting was calculated based on the closing stock price of our common stock on the NASDAQ Global Select Market on August 5, 2013, the date of vesting of the restricted stock awards ($9.22 per share).

(5)	Includes 8,211 shares tendered to us for payment of payroll tax obligations.

(6)
The value realized on vesting was calculated based on the closing stock price of our common stock on the NASDAQ Global Select Market on January 7, 2013, the date of vesting of the restricted stock awards ($9.21 per share).

(7)	Includes 5,388 shares tendered to us for payment of payroll tax obligations.

(8)	Includes 3,132 shares tendered to us for payment of payroll tax obligations.

(9)	Includes 2,194 shares tendered to us for payment of payroll tax obligations.

(10)
The value realized on vesting was calculated based on the closing stock price of our common stock on the NASDAQ Global Select Market on February 28, 2013, the date of vesting of the restricted stock awards ($9.46 per share).

(11)	Includes 627 shares tendered to us for payment of payroll tax obligations.

(12)	Includes 1,253 shares tendered to us for payment of payroll tax obligations.

(13)	Includes 1,879 shares tendered to us for payment of payroll tax obligations.

(14)
The value realized on vesting was calculated based on the closing stock price of our common stock on the NASDAQ Global Select Market on November 1, 2013, the date of vesting of the restricted stock awards ($9.28 per share).

(15)	Includes 3,758 shares tendered to us for payment of payroll tax obligations.

(16)
The value realized on vesting was calculated based on the closing stock price of our common stock on the NASDAQ Global Select Market on December 30, 2013, the date of vesting of the restricted stock awards ($9.58 per share).

Potential Payments Upon Termination of Employment or Change of Control
The payments and benefits the Named Executive Officers are entitled to receive in the event of termination of employment or change of control are set forth in their respective employment agreements or other arrangements, as applicable, the relevant terms of which are more fully described below. The agreements described below reflect the relevant terms of such agreements as in effect on December 31, 2013.

Employment Agreements with Certain Executive Officers
Pursuant to the terms of the employment agreements with Max Carnecchia and Michael A. Piraino, each such executive’s employment with us will be at‑will, meaning that either we or such executive may terminate the employment relationship at any time upon delivery of written notice as specified in each agreement. If an executive’s employment with us is terminated by us during the term without Cause (as defined below) or by the executive for Good Reason (as defined below), such executive will be entitled to receive, subject, in the case of clauses (i) and (iii), to such executive’s continued compliance with certain confidentiality, non‑competition, non‑solicitation and non‑disparagement provisions contained in such executive’s employment agreement, severance payments and benefits generally consisting of (i) an amount equal to such executive’s then‑current base salary, payable in equal monthly installments over 12 months following the date of termination, (ii) an amount equal to the incentive bonus that such executive would otherwise have been entitled to receive under the Management Incentive Plan, prorated based on the number of full months during the applicable fiscal year of the termination, payable as a lump sum, (iii) an amount equal to such executive’s then‑current target bonus amount under the Management Incentive Plan, payable in equal monthly installments over a period of 12 months following the date of termination, and (iv) in some cases, reimbursements for COBRA payments made under our medical and dental insurance plans for a period of up to 12 months following the date of termination. However, the employment agreement for Mr. Piraino does not provide for the payments referenced in clause (ii) of the preceding sentence.
In addition, if any of the above executives’ employment with us is terminated by us without Cause or by the executive for Good Reason within the period commencing two months prior to, and extending to 18 months following, the occurrence of a Change of Control (as defined below), such executive will be entitled to receive, subject, in the case of clauses (i) and (iii), to such executive’s continued compliance with certain confidentiality, non‑competition, non‑solicitation and non‑disparagement provisions contained in such executive’s employment agreement, severance payments and benefits generally consisting of (i) an amount equal to twice the amount of such executive’s then‑current base salary, payable in equal monthly installments over a period of one year following the date of termination, (ii) an amount equal to the incentive bonus that such executive would otherwise have been entitled to receive under the Management Incentive Plan for the then‑current fiscal year, prorated based on the number of full months during such fiscal year that such executive was employed with the Company, payable as a lump sum, (iii) an amount equal to twice the amount of such executive’s then‑current target bonus amount under the Management Incentive Plan, payable in equal monthly installments over a period of one year following the date of termination, and (iv) in some cases, reimbursements for COBRA payments made under our medical and dental insurance plans for a period of up to one year following the date of termination. However, the employment agreement for Mr. Piraino (a) with respect to clause (ii) of the preceding sentence, does not provide for the pro‑rated incentive bonus and (b) with respect to clause (iii) of the preceding sentence, provides for a payment in an amount equal to the amount of Mr. Piraino’s then‑current target bonus amount under the Management Incentive Plan, payable in equal monthly installments over a period of one year following the date of termination.
Mr. Carnecchia’s employment agreement also provides that upon any such termination, all equity awards held by him will accelerate and all accelerated stock options will be exercisable during the earlier of one year following the date of termination or the original expiration date of the stock option.
The timing of severance payments and benefits under any such executive’s employment agreement may be deferred to avoid incurring additional taxes and penalties pursuant to Section 409A of the Code. The non‑competition, non‑solicitation and non‑disparagement provisions included in Mr. Carnecchia’s and Mr. Piraino’s employment agreements apply for the period during which such executive is receiving severance payments and benefits pursuant to the terms of the employment agreement. Mr. Carnecchia’s employment agreement also provides that such severance payments are generally subject to certain gross‑up provisions in the event that they are characterized as “excess parachute payments” within the meaning of Section 280G of the Code (“Section 280G”), unless it is determined that such payments would not be subject to an Excise Tax (as defined in Mr. Carnecchia’s employment agreement) if they were reduced by an amount that is less than 10% of the portion of the payments that would be treated as excess parachute payments under Section 280G, in which case the amount payable to Mr. Carnecchia will be reduced to the maximum amount that could be paid without triggering the Excise Tax. We have not entered into employment agreements containing such provisions with any other executives subsequent to the execution of Mr. Carnecchia’s employment agreement in June 2009.
In April 2013, we entered into a letter agreement with Mr. Gray, pursuant to which he is entitled to receive (i) his then‑current base salary, payable in equal monthly installments for a period of nine months following the date of termination and (ii) reimbursement for COBRA payments made under our medical insurance plan for a period of up to nine months following the date of termination, in each case in the event his employment is terminated by us without Cause or by him for Good Reason.

The foregoing benefits under the above referenced employment agreements (collectively, the “Employment Agreements”) are conditioned upon the executive’s execution of a separation and release agreement and release of all claims in favor of the Company. For purposes of the above referenced Employment Agreements, and as used in the table below, the terms “Cause”, “Good Reason” and “Change of Control” have the following meanings:
Cause. As defined more completely in the Employment Agreements, “Cause” generally means the executive’s (i) material failure to faithfully and professionally carry out his duties or to comply with the material terms of his Employment Agreement, (ii) dishonesty or other willful misconduct, if such conduct is intended to or likely to materially injure our business, (iii) conviction of certain crimes, whether or not relating to the executive’s employment, (iv) alcohol or drug use that affects his ability to perform his duties, (v) failure to comply with a lawful written direction by the Company or the Accelrys Board and (vi) any wanton or willful dereliction of his duties.
Good Reason. As defined more completely in the Employment Agreements, if applicable, “Good Reason” generally means (i) the Company’s (a) breach of any of the material terms of the employment agreement or (b) relocation of its office at which the executive is principally employed to a location which is more than 50 miles from both the executive’s residence and our offices and requiring the executive to commute to such location without the executive’s consent, (ii) a material diminution in the executive’s title, duties or responsibilities or conditions of his/her employment or (iii) a reduction of more than 10% in the executive’s annual base salary then in effect without the executive’s consent (other than such a reduction applicable generally to other senior executives). However, for purposes of Mr. Gray’s Employment Agreement, (x) with respect to clause (i)(b) of the preceding sentence, relocation constitutes Good Reason only if Mr. Gray’s principal place of employment is relocated to a location which is more than 30 miles from the Company’s San Diego headquarters as of April 2013 and (y) Good Reason also means a material reduction in Mr. Gray’s annual target bonus (other than such a reduction applicable generally to other senior executives).
As it relates to a Change of Control in each Employment Agreement, if applicable, “Good Reason” also means a reduction in the executive’s target bonus. For the avoidance of doubt, except with respect to Mr. Gray, other than in the event of termination without Cause or resignation for Good Reason in connection with a Change of Control, an executive’s bonus target percentage may be modified by the Accelrys Board or a duly appointed committee thereof at any time at the Accelrys Board’s or such committee’s sole discretion.
Change of Control. As defined more completely in the Employment Agreements, “Change of Control” generally means the occurrence of any of the following events: (i) any person or group (within the meaning of Section 13(d) or 14(d), as applicable, of the Exchange Act), subject to certain exceptions specified in the Employment Agreements (a “Person”), becomes the “beneficial owner” (as defined in Rule 13d‑3 under the Exchange Act) of securities representing 50% or more of the voting power of our then outstanding securities (“Company Voting Securities”); (ii) the consummation of a share exchange or a merger or consolidation of the Company, where the Persons who were the beneficial owners of Company Voting Securities outstanding immediately prior to such transaction do not beneficially own more than 50% of the voting securities of the Company or the Acquiring Company (as defined in the applicable employment agreements) immediately after such transaction; (iii) a sale or other disposition of all or substantially all of our assets; or (iv) such time as the Continuing Directors (as defined in the applicable Employment Agreements) do not constitute at least a majority of the Accelrys Board (or, if applicable, of the board of directors of a successor to the Company).
The table below estimates the amount of compensation to be provided to each of the Named Executive Officers in the event of termination of such executive’s employment. These amounts are estimates of the amounts that would be paid or provided to the executives upon termination of employment or a change of control had the termination occurred on December 31, 2013. The actual amounts can only be determined at the time of such executive’s separation from the Company and may, as described elsewhere in this Form 10-K/A, be subject in certain circumstances to adjustment as a result of the operation of features the Employment Agreements.
In the table below, the assumed payouts for the accelerated vesting of RSUs upon a change of control were calculated by multiplying $9.54, which was the closing price per share on the NASDAQ Global Select Market as of December 31, 2013, by the number of shares of common stock underlying RSUs that would have vested if the change of control had occurred on December 31, 2013. The assumed payouts for the accelerated vesting of stock options was calculated by taking the difference between the exercise price of the stock option and $9.54 and multiplying that by the number of stock options which would become vested if the change of control had occurred on December 31, 2013. There are no amounts reported in the table below for the accelerated vesting of stock options with an exercise price greater than $9.54 per share on December 31, 2013, as the Named Executive Officer would receive no benefit for the accelerated vesting of those options. These assumed payouts are determined for SEC disclosure purposes and are not necessarily indicative of the actual benefit the executive would receive.

The payments set forth in the table below under the heading “Change of Control Termination Without Cause or for Good Reason” are dependent on both a change of control and a termination of employment under circumstances specified in the Employment Agreements. However, our various equity compensation plans generally contain provisions, applicable to all recipients of equity awards under the plans, which accelerate the vesting of equity awards granted thereunder upon termination of employment in connection with a change of control. As a result, the equity awards granted to the Named Executive Officers pursuant to our equity compensation plans may accelerate under such circumstances regardless of the existence of separate Employment Agreements.

Name	Benefit	Involuntary Termination by the Company Without Cause or Resignation for Good Reason (1)		Change of Control Termination Without Cause or Resignation for Good Reason*
Max Carnecchia	Base Salary	$432,600	(2)	$865,200	(3)
	Management Incentive Compensation	432,600	(4)	865,200	(5)
	Equity Plans	—		1,425,844	(6)
	Health Benefits	17,100	(7)	17,100	(7)
Michael A. Piraino	Base Salary	318,270	(2)	636,540	(3)
	Management Incentive Compensation	159,135	(8)	159,135	(8)
	Equity Plans	—		785,078	(9)
	Health Benefits	17,100	(7)	17,100	(7)
Jason Gray	Base Salary	217,500	(10)	217,500	(10)
	Management Incentive Compensation	—		—
	Equity Plans	—		571,000	(11)
	Health Benefits	12,825	(12)	12,825	(12)
Scott Hiraoka	Base Salary	—		—
	Management Incentive Compensation	—		—
	Equity Plans	—		898,849	(13)
	Health Benefits	—		—
Mollie Hunter	Base Salary	—		—
	Management Incentive Compensation	—		—
	Equity Plans	—		657,790	(14)
	Health Benefits	—		—

(1)	If the executive’s employment is terminated due to disability, the benefits due to the executive are equivalent to the benefits due upon termination of executive’s employment without cause.

(2)	Amount represents 100% of the executive’s base salary in effect at December 31, 2013.

(3)	Amount represents twice the amount of the executive’s base salary in effect at December 31, 2013.

(4)	Amount represents the executive’s annual target incentive compensation.

(5)	Amount represents two times the executive’s annual target incentive compensation.

(6)	Amount represents accelerated vesting of 305,209 unvested in‑ the‑money stock options as of December 31, 2013 and 113,333 unvested RSUs.

(7)	Amount represents estimated payments or reimbursements for COBRA payments for 12 months.

(8)	Amount represents the executive’s annual target incentive compensation.

(9)	Amount represents accelerated vesting of 175,263 unvested in‑ the‑money stock options as of December 31, 2013 and 64,332 unvested RSUs.

(10)	Amount represents an amount of nine months of executive’s base salary in effect at December 31, 2013.

(11)	Amount represents accelerated vesting of 100,000 unvested in‑ the‑money stock options as of December 31, 2013 and 50,000 unvested RSUs.

(12)	Amount represents estimated payments or reimbursements for COBRA payments for nine months.

(13)	Amount represents accelerated vesting of 154,323 unvested in‑ the‑money stock options as of December 31, 2013 and 75,333 unvested RSUs.

(14)	Amount represents accelerated vesting of 129,949 unvested in‑ the‑money stock options as of December 31, 2013 and 49,999 unvested RSUs.

Non-Employee Director Compensation

For fiscal year 2013, we paid our Chairman an annual retainer of $70,000. Each non‑employee director received an annual retainer of $40,000. In addition, the Audit Committee chairman received an annual retainer of $10,000 and the chairmen of the Human Resources Committee and the Governance and Nominating Committee each received an annual retainer of $7,500. Our non‑employee directors also received $1,500 for each committee meeting they attended during fiscal year 2013 and $1,500 for each board meeting they attended in excess of six board meetings during fiscal year 2013. Finally, our non‑employee directors were reimbursed for all reasonable travel‑related expenses for attendance at meetings of the Accelrys Board and its committees.
In addition to cash compensation, during fiscal year 2013, Messrs. Ferguson, Harkness, van Ingen and Rodek were each granted 8,844 RSUs on May 30, 2013, which vest in full upon the first anniversary of the date of grant. Ms. Melin was granted 8,152 RSUs on July 25, 2013, which vest in full upon the first anniversary of the date of grant.
The RSUs granted to our non‑employee directors prior to August 24, 2012 vest quarterly over three years and receipt of the common stock underlying the RSUs is deferred until the earlier of the three‑year anniversary of the grant of the RSUs or such time as the director ceases providing services to the Company.
The following table provides information concerning the compensation of our non‑employee directors for fiscal year 2013. Directors who are employees of the Company receive no compensation for their services as directors.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Chris van Ingen	$80,500	$74,997	$155,497
Timothy Harkness	66,500	74,997	141,497
Jeffrey Rodek	64,000	74,997	138,997
Larry Ferguson	64,000	74,997	138,997
Heidi Melin	30,500	74,998	105,498
Kenneth L. Coleman (2)	23,000	—	23,000
Ricardo B. Levy (2)	26,000	—	26,000

(1)
The amounts shown under the “Stock Awards” column are equal to the aggregate grant date fair value of RSUs granted to each director during fiscal year 2013 computed in accordance with ASC Topic 718, excluding the effect of any estimated forfeitures. As of December 31, 2013, the aggregate number of RSUs outstanding for each director was as follows: Mr. van Ingen, 17,844; Mr. Harkness, 17,844; Mr. Rodek, 17,844; Mr. Ferguson, 17,844 and Ms. Melin, 8,152. A discussion of the assumptions used in calculating the grant date fair value is set forth in Note 3 to our consolidated financial statements included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2013.

(2)
For personal reasons not involving any disagreement relating to the Company’s operations, policies or practices, Mr. Kenneth Coleman and Mr. Ricardo Levy declined to stand for re‑election at the 2013 annual meeting of our stockholders. As a result, the information set forth in this table represents compensation through May 30, 2013, the date of the 2013 annual meeting of our stockholders.

Our non‑employee directors did not receive any option grants during fiscal year 2013. As of December 31, 2013, none of our current non‑employee directors hold any outstanding stock options.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership
The following table sets forth information as of April 11, 2014 regarding the beneficial ownership of our common stock by (i) each person known to the Accelrys Board to own beneficially five percent or more of our common stock, (ii) each director of the Company, (iii) the Named Executive Officers (as defined above in the Summary Compensation Table) and (iv) all of our directors and executive officers as a group. Information with respect to beneficial ownership is based solely on a review of our capital stock transfer records and on publicly available filings made with SEC by or on behalf of the stockholders listed below. The address for all executive officers and directors is c/o Accelrys, Inc., 5005 Wateridge Vista Drive, San Diego, California 92121.
Percentage of beneficial ownership is calculated based on the 55,843,061 shares of our common stock outstanding as of April 11, 2014 together with applicable options and RSUs held by such stockholders. Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants or other securities that are exercisable or convertible into shares of our common stock within 60 days of April 11, 2014. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
5% Stockholders
Brown Capital Management, Inc.	7,974,045	(1)	14.28%
1201 N. Calvert St. Baltimore, MD 21202
RGM Capital, LLC	7,124,890	(2)	12.76%
9010 Strada Stell Court, Suite 105 Naples, FL 34109
BlackRock Inc.	3,605,298	(3)	6.46%
40 E 52nd Street New York, NY 10022
Brown Advisory Incorporated	3,028,448	(4)	5.42%
901 South Bond Street, Ste. 400 Baltimore, MD 21231
Named Executive Officers
Max Carnecchia	1,098,872	(5)	1.93%
Michael A. Piraino	293,361	(6)	*
Jason Gray	43,667	(7)	*
Scott Hiraoka	72,924	(8)	*
Mollie Hunter	137,771	(9)	*
Directors
Chris van Ingen	49,779	(10)	*
Timothy Harkness	35,915	(11)	*
Jeffrey Rodek	63,571	(12)	*
Larry Ferguson	54,571	(13)	*
Heidi Melin	—		*
Max Carnecchia	1,098,872	(5)	1.93%
All current executive officers and directors as a group (13 persons)	2,649,859	(14)	4.58%

*	Less than one percent.

(1)
Brown Capital Management, Inc. (“Brown”) has sole voting power with respect to 4,324,101 shares and sole dispositive power with respect to all shares, which includes 3,084,410 shares beneficially owned by The Brown Capital Management Small Company Fund, a registered investment company managed by Brown Capital Management, LLC (“Brown Company Fund”), with respect to which Brown Company Fund has sole voting power. The foregoing information is based solely upon information contained in a Schedule 13G/A filed with the SEC by Brown on February 13, 2014 with respect to holdings of our common stock as of December 31, 2013.

(2)
RGM Capital, LLC (“RGM Capital”) has shared voting and dispositive power with respect to all shares. The foregoing information is based solely upon information contained in a Schedule 13G/A filed with the SEC by RGM Capital on February 12, 2014 with respect to holdings of our common stock as of December 31, 2013.

(3)
BlackRock Inc. (“BlackRock”) has sole voting power with respect to 3,354,073 shares and sole dispositive power with respect to all shares. The foregoing information is based solely upon information contained in a Schedule 13G/A filed with the SEC by BlackRock on January 28, 2014 with respect to holdings of our common stock as of December 31, 2013.

(4)
Brown Advisory Incorporated (“BA, Inc.”) has sole voting power with respect to 2,171,339 shares and shared dispositive power with respect to all shares. The beneficial owner reported that the following of its subsidiaries acquired shares: Brown Advisory, LLC, an investment advisor, which has the sole voting power with respect to 2,049,015 shares, and shared dispositive power with respect to 2,907,024 shares, and Brown Investment Advisory & Trust Company, a bank, which has the sole voting power and shared dispositive power with respect to 121,424 shares. The foregoing information is based solely upon information contained in a Schedule 13G/A filed with the SEC by BA, Inc. on February 7, 2014 with respect to holdings of our common stock as of December 31, 2013.

(5)	Represents 62,456 shares of common stock held of record by Mr. Carnecchia, options to purchase 1,035,416 shares of common stock that are exercisable within 60 days of April 11, 2014.

(6)	Represents 51,071 shares of common stock held of record by Mr. Piraino and options to purchase 242,290 shares of common stock that are exercisable within 60 days of April 11, 2014.

(7)
Represents 1,000 shares of common stock held of record by Mr. Gray, options to purchase 25,000 shares of common stock that are exercisable within 60 days of April 11, 2014 and 16,667 RSUs expected to vest within 60 days of April 11, 2014.

(8)
Represents 7,653 shares of common stock held of record by Mr. Hiraoka, options to purchase 47,604 shares of common stock that are exercisable within 60 days of April 11, 2014, 16,667 RSUs expected to vest within 60 days of April 11, 2014.

(9)	Represents 31,419 shares of common stock held of record by Ms. Hunter and options to purchase 106,352 shares of common stock that are exercisable within 60 days of April 11, 2014.

(10)	Represents 40,934 shares of common stock held of record by Mr. van Ingen and 8,844 RSUs expected to vest within 60 days of April 11, 2014.

(11)	Represents 27,071 shares of common stock held of record by Mr. Harkness and 8,844 RSUs expected to vest within 60 days of April 11, 2014.

(12)	Represents 54,727 shares of common stock held of record by Mr. Rodek and 8,844 RSUs expected to vest within 60 days of April 11, 2014.

(13)	Represents 45,727 shares of common stock held of record by Mr. Ferguson and 8,844 RSUs expected to vest within 60 days of April 11, 2014.

(14)
Represents 590,478 shares of common stock held of record by our current executive officers and directors, options to purchase 1,986,326 shares of common stock that are exercisable within 60 days of April 11, 2014 and 68,710 RSUs expected to vest within 60 days of April 11, 2014.

Equity Compensation Plan Information
The following table sets forth certain information regarding our equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and vesting of RSUs (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	7,157,774		$8.86	10,073,593
Equity compensation plans not approved by security holders (2)	873,009	(3)	5.85	—
Total	8,030,783			10,073,593

(1)
Securities are to be issued upon exercise of outstanding options and rights under the following Company equity plans: the 1994 Incentive Stock Plan, the 1995 Director Option Plan, as amended, the 1996 Equity Incentive Plan, the 2000 Stock Option Plan, the 2004 Amended and Restated Stock Incentive Plan (the “2004 Stock Plan”), the Accelrys ESPP, the Symyx 2007 Stock Incentive Plan (the “2007 Stock Plan”) and the 2011 Stock Plan. In connection with the approval of the 2011 Stock Plan, the 2004 Stock Plan, the 1994 Incentive Stock Plan, the 1996 Equity Incentive Plan, the 2000 Stock Option Plan and the 2004 New Hire Equity Incentive Plan (the “2004 New Hire Plan” and, collectively with the 2004 Stock Plan, the 1994 Incentive Stock Plan, the 1996 Equity Incentive Plan and the 2000 Stock Option Plan, the “Inactive Plans”) are no longer active and have no shares available for issuance.

Prior to the approval of the 2011 Stock Plan, shares of Company common stock subject to awards under the Inactive Plans that terminated by expiration, forfeiture, cancellation or otherwise without issuance, were settled in cash in lieu of Company common stock or were exchanged for awards not involving Company common stock became available for issuance pursuant to awards issued under the 2004 Stock Plan, in each case subject to the terms and conditions thereof.

In connection with the approval of the 2011 Stock Plan: (i) all shares of Company common stock subject to awards under the Inactive Plans, plus any shares subject to awards from the 2004 Stock Plan or the 2007 Stock Plan that terminate by expiration, forfeiture, cancellation or otherwise without issuance, are settled in cash in lieu of Company common stock or are exchanged for awards not involving Company common stock, in each case at any time following May 31, 2011, become available for issuance pursuant to awards issued under the 2011 Stock Plan, in each case subject to the terms and conditions thereof; and (ii) the 2004 Stock Plan and the 2007 Stock Plan will no longer be active or have any shares available for issuance.

(2)
The 2004 New Hire Plan allowed for the grant of stock awards to newly hired employees. As a result of the approval of the 2004 Stock Plan, the 2004 New Hire Plan is no longer active. In connection with his appointment as President and Chief Executive Officer of the Company in June 2009, Mr. Carnecchia was granted an option to purchase up to 800,000 shares of Company common stock. This grant was made without stockholder approval as an inducement award pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules.

(3)
Also includes 12,673 outstanding options under the Symyx 2001 Nonstatutory Stock Option Plan, as amended, the IntelliChem, Inc. 2003 Stock Option Plan, as amended, assumed in connection with the IntelliChem acquisition and the Synthematix, Inc. Amended and Restated 2000 Equity Compensation Plan assumed in connection with the Synthematix acquisition by Symyx.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
Transactions with Related Persons. Other than as disclosed in the Summary Compensation Table below, we have not entered into any transactions with related persons since the beginning of fiscal year 2013 and we are not currently considering any proposed transactions with related persons.
Review, Approval or Ratification of Transactions with Related Persons. In January 2007, the Accelrys Board adopted a written related persons transaction policy (the “Policy”). Pursuant to the Policy, each of our officers and directors is required to report to the Accelrys Board any transaction which he or she believes may be a related person transaction and must obtain the approval of the Accelrys Board prior to entering into such transaction. For purposes of the Policy, a related person transaction is any transaction in which (i) we are a participant, (ii) the amount involved exceeds $120,000, and (iii) the officer or director has a direct or indirect material interest. Other than the Policy, we have not adopted additional procedures for review of, or standards for approval of, related party transactions but instead review such transactions on a case‑by‑case basis.
Director Independence
All of the members of the Accelrys Board, other than Max Carnecchia, meet the independence standards of the SEC and NASDAQ, and only one of our directors, Max Carnecchia, is employed by us. Moreover, our independent directors regularly meet in executive session to discuss matters of interest to them without management present. Finally, the Accelrys Board has established the position of Chairman of the Board, currently held by Chris van Ingen, an independent director. The Chairman of the Board presides at Accelrys Board meetings and acts as a liaison between management and directors.
The Accelrys Board has three committees: the Audit Committee, the Human Resources Committee and the Governance and Nominating Committee. The Accelrys Board has determined that each member of each committee is “independent” within the meaning of the applicable listing standards of NASDAQ, as well as applicable SEC rules and regulations.

Item 14.	Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fee Information
In connection with the audit of our financial statements for the fiscal year ended December 31, 2013, we entered into an engagement agreement with Ernst & Young LLP (“E&Y”) which set forth the terms by which E&Y has performed audit services for us. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.
The following table sets forth the aggregate fees billed by E&Y for the services indicated for the fiscal years ended December 31, 2013 and December 31, 2012:

	Fiscal Year Ended December 31, 2013	Fiscal Year Ended December 31, 2012
Audit Fees (1)	$1,606,897	$1,132,327
Audit-Related Fees (2)	50,000	89,538
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,656,897	$1,221,865

(1)
Includes fees for: (i) the audit of our annual financial statements for the fiscal years ended December 31, 2013 and December 31, 2012 included in our Annual Report on Form 10-K for the fiscal years ended December 31, 2013 and December 31, 2012, respectively; (ii) the review of our interim period financial statements for the fiscal years ended December 31, 2013 and December 31, 2012 included in our quarterly reports on Form 10-Q; (iii) the audit of the effectiveness of our internal control over financial reporting as of December 31, 2013 and 2012; (iv) statutory audits of certain of our foreign subsidiaries for the fiscal years ended December 31, 2013 and 2012; and (v) related services that are normally provided in connection with regulatory filings or engagements.

(2)	Audit-related fees principally include fees relating to due diligence services related to mergers and acquisitions.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(3) Exhibits:

Exhibit Number	Description
10.1*	2014 Management Incentive Plan.
31.1*	Section 302 Certification of the Principal Executive Officer

31.2*	Section 302 Certification of the Principal Financial Officer

32.1*	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

*	Filed herewith

(b)	Exhibits
See Item 15(a)(3) above.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELRYS, INC.

By:	/s/ MICHAEL A. PIRAINO
Michael A. Piraino
Executive Vice President and Chief Financial
Officer
	Date:	April 28, 2014